Form 10-Q
period 1997-09-30
DEPOMED INC
filed 1997-12-19
CIK 1005201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 000-23267

                                 DEPOMED, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     CALIFORNIA                                        94-3229046
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                               1170 B CHESS DRIVE
                         FOSTER CITY, CALIFORNIA 94404
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 513-0990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange At of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                             YES [X]         NO [_]

   The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of December 10, 1997, was 5,463,438.

                                  DEPOMED, INC
                         PART I - FINANCIAL INFORMATION

Item 1. Financial.Statements:

                                                                                                 PAGE
                                                                                                 ----
     Condensed Balance Sheets at September 30, 1997 and December 31, 1996....................      3

     Condensed Statements of Operations for the three and nine month periods ended
     September 30, 1997 and 1996.............................................................      4

     Condensed Statements of Cash Flows for the nine month periods ended September 30, 1997
     and 1996................................................................................      5

     Notes to Unaudited Condensed Financial Statements.......................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations...........................................................................     10

                                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................     23

Signatures...................................................................................     25


Part 1 - Financial Information
Item 1.  Financial Statements
                                 DepoMed, Inc.
                         (a development stage company)

                            Condensed Balance Sheets
                                  (Unaudited)

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997           1996
                                                                 -----------   -----------

ASSETS
  Cash and cash equivalents                                      $   200,955   $    10,802
  Accounts receivable                                                150,701       120,898
  Other current assets                                               925,324        31,537
                                                                 -----------   -----------
Total current assets                                               1,276,980       163,237

Property and equipment, net                                          210,861       155,139
Other assets                                                          10,431        14,751
                                                                 -----------   -----------
                                                                 $ 1,498,272   $   333,127
                                                                 ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                                               $   561,903   $    51,746
  Accrued compensation                                               335,576       291,374
  Notes payable to shareholders                                      305,892       294,238
  Notes payable                                                    1,029,000             -
  Capital lease obligation, current portion                           28,225        19,803
  Other current liabilities                                           16,015        22,764
                                                                 -----------   -----------
        Total current liabilities                                  2,276,611       679,925

Capital lease obligation, non-current portion                         44,039        34,634
Commitments

Shareholders' equity (net capital deficiency):
  Preferred stock                                                    961,259       682,759
  Common Stock                                                       526,300       284,250
  Deferred Compensation                                             (432,089)     (275,000)
  Deficit accumulated during the development stage                (1,877,848)   (1,073,441)
                                                                 -----------   -----------
        Total shareholders' equity (net capital deficiency)         (822,378)     (381,432)
                                                                 -----------   -----------
                                                                 $ 1,498,272   $   333,127
                                                                 ===========   ===========

                            See accompanying notes.

                                 DepoMed, Inc.
                         (a development stage company)

                       Condensed Statements of Operations
                                  (Unaudited)


                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                          --------------------------  ---------------------------
                                             1997          1996            1997          1996
                                          -----------  -------------  --------------  -----------

Product development revenue               $  104,454      $  249,113     $  456,191   $  249,113

Operating expenses:
  Research and development                   244,778         103,325        573,381      285,272
  General and administrative                 219,095          60,750        649,838      307,147
                                          ----------      ----------     ----------   ----------
Total operating expenses                     463,873         164,075      1,223,219      592,419

(Loss) income from operations               (359,419)         85,038       (767,028)    (343,306)

Interest expense, net                         17,269           3,082         37,379        4,649
                                          ----------      ----------     ----------   ----------

Net (loss) income                         $ (376,688)     $   81,956     $ (804,407)  $ (347,955)
                                          ==========      ==========     ==========   ==========

Pro forma net (loss) income per share         $(0.08)          $0.02         $(0.18)      $(0.08)
                                          ----------      ----------     ----------   ----------

Shares used in computing pro forma
 net (loss) income per share               4,482,758       4,331,731      4,482,758    4,329,875
                                          ==========      ==========      =========    =========

                            See accompanying notes.

                                 DepoMed, Inc.
                         (a development stage company)

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         1997        1996
                                                                                     -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $  (804,407)  $(347,955)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           42,173      24,651
  Accrued interest expense on notes                                                       40,654       7,765
  Amortization of deferred compensation expense                                           84,961           0
  Changes in assets and liabilities:
    Accounts receivable                                                                  (29,803)    (99,513)
    Other current assets                                                                (893,787)     (2,177)
    Other assets                                                                           4,320           0
    Accounts payable                                                                     510,157       3,255
    Accrued compensation                                                                  44,202     121,211
    Other current liabilities                                                             (6,749)    (16,378)
                                                                                     -----------   ---------
Net cash used in operating activities                                                 (1,008,279)   (309,141)
                                                                                     -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                      (55,968)    (24,595)
Sales of short-term investments                                                                -      79,582
                                                                                     -----------   ---------
Net cash (used in) provided by investing activities                                      (55,968)     54,987
                                                                                     -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                                    (24,100)    (21,774)
Proceeds from bridge financing                                                         1,000,000           -
Proceeds on issuance of common stock                                                           -         300
Proceeds on issuance of preferred stock                                                  278,500           -
                                                                                     -----------   ---------
Net cash provided by (used in) financing activities                                    1,254,400     (21,474)
                                                                                     -----------   ---------

Net increase (decrease) in cash and cash equivalents                                     190,153    (275,628)
Cash and cash equivalents at beginning of period                                          10,802     338,007
                                                                                     -----------   ---------
Cash and cash equivalents at end of period                                           $   200,955   $  62,379
                                                                                     ===========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of property and equipment under capital lease                            $    41,927   $  48,752
                                                                                     ===========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                             $    10,911   $   3,301
                                                                                     ===========   =========

                            See accompanying notes.

                                 DepoMed, Inc.
                         (a Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    These unaudited condensed financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or future operating periods.

2. NET LOSS PER SHARE, HISTORICAL AND PRO FORMA

    Net Loss Per Share
    ------------------

    Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options at the estimated public offering price).

    Historical net loss per share information is as follows:

                                                                                    NINE MONTHS ENDED
                               PERIOD FROM INCEPTION      YEAR ENDED                  SEPTEMBER 30,
                               (AUGUST 7, 1995) TO        DECEMBER 31,          -------------------------
                                DECEMBER 31, 1995           1996                    1997            1996

Net loss per share                 $    (0.19)          $    (0.13)                 (0.22)      $    (0.10)
                                   ==========           ==========              =========       ==========

Shares used in computing
 net loss per share                 3,109,443           3,535,197               3,604,275       3,514,085
                                   ==========           ==========              =========       ==========

    Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that were

                                 DepoMed, Inc.
                         (a Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

automatically converted upon completion of the Company's November 5, 1997 initial public offering (see Note 7) (using the as-if-converted method) from the original date of issuance.

    Pro forma net loss per share for the period from inception (August 7, 1995) to December 31, 1995 is as follows:

Pro Forma net loss per share                                     $    (0.18)
                                                                 ==========

Shares used in computing pro forma net loss per share             3,317,824
                                                                 ==========

    Impact of Recently Issued Accounting Pronouncements
    ---------------------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. The impact is expected to result in no change to loss per share for any of the periods presented and the nine-month periods ended September 30, 1997 and September 30,

1996.

3. SHAREHOLDERS' EQUITY

    In January 1997, the Board of Directors authorized management of the Company to file a registration statement with the SEC permitting the Company to sell shares of its common stock and warrants to the public. Upon the date of the initial public offering, all of the preferred stock outstanding was automatically converted into 908,622 shares of common stock. Unaudited pro forma shareholders' equity, as adjusted for the conversion of the preferred shares, is set forth on the balance sheet.

    Also, in January 1997, the Board of Directors of the Company authorized a 1-for-3 reverse stock split, in which three shares of common stock would be exchanged for one share of common stock. The stock split became effective of July 30, 1997. All share and per share amounts, as well as the dividend and liquidation preferences from the preferred stock, included in the accompanying interim unaudited condensed financial statements have been retroactively adjusted to reflect the reverse stock split.

    In April 1997, the Board of Directors approved an increase of 250,000 shares to the Company's 1995 Stock Option Plan.

                                 DepoMed, Inc.
                         (a Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. INCOME TAXES

    The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1997 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

5. BRIDGE LOANS

    In April 1997, the Company arranged a financing facility of $1,000,000 of one-year notes to accredited investors (the "Bridge Financing"). The terms of the borrowing included a mandatory payment requirement upon the closing of an initial public offering prior to the Bridge Financing's maturity. The Bridge Financing bore interest at a rate of 6% per annum and further provided for the issuance of warrants (the "Bridge Warrants") upon the closing of an initial public offering. The Bridge Warrants entitle the investors to purchase the number of shares of common stock which equals 50% of their investment divided by the initial public offering price of the common stock, exercisable at a price equal to the initial public offering price of the common stock, The Bridge Warrants may be exercised during the 4 year period beginning April 7, 1998.

6. COMMITMENT

    In April 1997, the Company and Oakmont Pharmaceuticals, Inc. ("Oakmont") signed a letter of intent to enter into an agreement pursuant to which Oakmont would manufacture the Company's reduced irritation aspirin and enhanced absorption calcium supplement products and have rights to distribute and sell these products in territories to be determined. The letter of intent also provides for the Company and Oakmont each to offer rights to future products to the other party.


7. SUBSEQUENT EVENTS

The Company completed its initial public offering of Common Stock on November 5, 1997. The offering consisted of 1,200,000 units ("Units"), each unit consisting of one share of common stock, no par value, and a redeemable warrant to purchase one share of common stock at an exercise price of $7.625 per share. The Company offered these units to the public at a price of $6.10 per unit. Upon the completion of the initial public offering, all of the convertible preferred shares outstanding as of the closing date were automatically converted into 908,622 shares of common stock based on the shares of convertible preferred stock outstanding as of September 30, 1997. Pro forma

                                 DepoMed, Inc.
                         (a Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

shareholders' equity at September 30, 1997, as adjusted for the conversion of preferred stock, is disclosed on the balance sheet.

        On November 10, 1997, the Company filed amended and restated articles of incorporation wherein the Company is authorized to issue 5,000,000 shares of preferred stock and 25,000,000 shares of common stock.

        The Bridge Financing notes and interest thereon were repaid on November 10, 1997 from part of the proceeds of the Company's initial public offering. The Company subsequently issued to the Bridge Financing investors warrants to purchase 81,254 shares exercisable at $6.00 per share and 2,084 shares exercisable at $7.63 per share.

        The shares and warrants comprising the Units were detached and began trading separately on December 2, 1997. On December 8, 1997, the Units ceased being quoted or traded.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS



  The following discussion and analysis should be read in conjunction with the
  ----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations included with Company's Registration Statement on Form SB-2, filed on
--------------------------------------------------------------------------------
April 18, 1997 as amended, and the Company's Financial Statements and related
-----------------------------------------------------------------------------
Notes thereto appearing elsewhere in this Quarterly Report. Except for the
--------------------------------------------------------------------------
historical information contained herein, the discussion in this Quarterly Report
--------------------------------------------------------------------------------
contains certain forward-looking statements that involve risks and
------------------------------------------------------------------
uncertainties that could cause actual results to differ materially from those
-----------------------------------------------------------------------------
discussed here. Factors that could cause or contribute to such differences
--------------------------------------------------------------------------
include those discussed in "Risk Factors," as well as those discussed elsewhere
-------------------------------------------------------------------------------
herein. The Company expressly disclaims any obligations or undertaking to
-------------------------------------------------------------------------
release publicly any updates or revisions to any forward-looking statements
---------------------------------------------------------------------------
contained herein to reflect any changes in the Company's expectations with
--------------------------------------------------------------------------
regard thereto or any change in events, conditions or circumstances on which any
--------------------------------------------------------------------------------
such statement are based.
------------------------

GENERAL

  Since its inception in August 1995, the Company has devoted substantially all its efforts to research and development conducted on its own behalf and through collaborations with pharmaceutical partners in connection with the gastric retention and reduced irritation systems (the "DepoMed Systems"). The Company's primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing its offices and research facilities,

recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, the Company has received only limited revenue, all of which has been from collaborative research and feasibility arrangements. At its inception in 1995, the Company acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995.

There was no such expense in 1996. The Company has generated a cumulative net loss of $1,877,848 for the period from its inception through September 30, 1997.

  The Company intends to continue investing in the further development of its drug delivery technologies and the DepoMed Systems. The Company also intends to develop over the counter ("OTC") and/or off-patent drug products, such as a reduced irritation aspirin product and an enhanced absorption calcium supplement product, internally. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, the Company will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. The Company will need to make additional capital investments in laboratories and related facilities,

including the purchase of laboratory and pilot scale manufacturing equipment. As additional personnel are hired, expenses can be expected to increase from their

1997 levels. Within the next 12 months, the Company will also require additional space for laboratory, testing and pilot manufacturing facilities.


RESULTS OF OPERATIONS

  The Company commenced operations in August 1995. Because of the difference in the length of the reported periods, the comparison of the period from inception to December 31, 1995 to the year ended December 31, 1996 is not meaningful and has not been presented.


 Nine Months Ended September 30, 1996 and 1997
 ---------------------------------------------


  Revenue for the nine months ended September 30, 1997 was $456,191 and consisted entirely of amounts earned under a research and development arrangement with Bristol Myers-Squibb ("BMS"). Revenue for the nine months ended September 30, 1996 was $249,113 and consisted entirely of amounts earned under research and development arrangements, primarily with BMS.


  Research and development expenses for the nine months ended September 30, 1997 were $573,381 compared to $285,272 during the nine months ended September 30,

1996. The increase was due to the hiring of additional employees and related expenses.



  General and administrative expenses for the nine months ended September 30,

1997 were $649,838, compared to $307,147 during the nine months ended September

30, 1996. The increase was due to the hiring of additional employees and related expenses.

LIQUIDITY AND CAPITAL RESOURCES



  Since inception, the Company has financed operations primarily from the sale of stock and the issuance of debt. During the nine-months ended September 30,

1997, the Company received $1,278,500 from financing activities, consisting of

$278,500 from equity financings and $1,000,000 from a bridge financing. In

November 1997, the Company received net proceeds of approximately $5,800,000 upon closing of the of initial public offering, of which approximately

$1,600,000 was used to repay indebtedness. See Note 7 of the Notes to Financial

Statements, "Subsequent Events."

  Cash used in operations in the nine months ended September 30, 1997 was

$1,008,879 compared to $309,141 for the nine months ended September 30, 1996.

During the nine months ended September 30, 1997 the net loss and increases in capitalized offering costs more than offset increases in accounts payable and amortization of deferred compensation. The offering costs were capitalized as expenses of the Company's initial public offering completed in November 1997.

During the nine months ended September 30, 1996 increases in accrued compensation were partially offset by the net loss and an increase in accounts receivable.



  Cash used in investing activities in the nine months ended September 30, 1997 totaled $55,968 and consisted of purchases of laboratory equipment, furniture and office equipment. Cash provided by investing activities in the nine months ended September 30, 1996 totaled $54,987 and consisted of sales of short term investments partially offset by purchases of laboratory equipment. Capital expenditures during the next 12 months may include pilot manufacturing equipment, such as tablet presses for proof of principle, and product development and quality control laboratory equipment. In the future the Company may seek lease financing for certain additional equipment.

  The Company anticipates that existing capital resources, including the net proceeds from its initial public offering, will enable it to meet its capital and operational requirements for at least the next 12 months. Cash needs of the

Company may vary materially from those now planned because of results of research and development, relationships with exisitng and possible future collaborative partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances,

results of clinical testing, requirements of the FDA and comparable foreign regulatory processes and other factors. The Company will require substantial funds of its own or from third parties to conduct research and development,

preclinical and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) the products utilizing the DepoMed Systems. The

Company's existing capital resources, including those obtained through the initial public offering, are not expected to be sufficient to fund the Company's operations through commercialization of products yielding sufficient revenues to support the Company's operations. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the

Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company.

NET OPERATING LOSSES

  The Company has not generated any taxable income to date. At December 31, 1996, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $500,000. Because the Company has experienced ownership changes, future utilization of carry forwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2011 if not utilized. As a result of the annual limitation, anticipated and future losses, all or a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

ADDITIONAL FACTORS THAT COULD AFFECT OPERATING RESULTS

  The following factors, among others, could affect the Company's actual future results, including product development and capital requirements, and could cause them to differ from any forward looking statements made by or on behalf of the Company.

EARLY STAGE OF DEVELOPMENT; WORKING CAPITAL DEFICIT; LIMITED REVENUES; LIMITED OPERATING HISTORY

  The Company is at an early stage of development and is subject to all business risks associated with a new enterprise, including constraints on the Company's financial and personnel resources, lack of established credit facilities and collaborative partnering relationships, and uncertainties regarding product development and future revenues. At September 30, 1997, the Company had an accumulated deficit of $1,877,848 and a working capital deficit of $999,631.
The Company anticipates that it will continue to incur substantial additional operating losses for at least the next several years and expects cumulative losses to increase as the Company's research and development efforts expand.
The Company has had only minimal revenues to date from collaborative research and development arrangements and feasibility studies, and no revenues from product sales. There can be no assurance as to when or whether it will be able to develop significant sources of revenue or that its operations will become profitable, even if it is able to commercialize any products. The Company has only a limited history of operations, consisting primarily of development of its products and sponsorship of research.

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

  The Company's research and development programs are at an early stage of development. Substantial additional research and development will be necessary in order for the Company to develop the DepoMed Systems, and there can be no assurance that the DepoMed Systems will be developed or that products utilizing the DepoMed Systems will be commercialized by the Company or third parties in a timely manner or at all. In addition to further research and development related to the DepoMed Systems, products utilizing the DepoMed Systems will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. There can be no assurance that products utilizing the DepoMed Systems will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Further, the DepoMed Systems may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. The Company or its collaborative partners may find that products that appeared promising in preclinical studies do not demonstrate efficacy in larger-scale clinical trials and/or that such products will not receive regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected or eliminated at any time which could have a material adverse effect on the Company.

NEED FOR SUBSTANTIAL ADDITIONAL FUNDS

  The Company anticipates that its existing capital resources, including the net proceeds from its recently completed public offering, will enable it to meet its capital and operational requirements for at least the next 12 months. However, this expectation is based on the Company's current operating plan which can change as a result of many factors, and the Company could require additional funding sooner than anticipated. The Company's cash needs may also vary materially from those now planned because of results of research and development, relationships with possible collaborative partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, results of clinical testing, requirements of the United States Food and Drug Administration ("FDA") and comparable foreign regulatory agencies and other factors. The Company will require substantial funds of its own or from third parties to conduct research and development, preclinical and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) the products utilizing the DepoMed Systems. The Company's existing capital resources are not expected to be sufficient to fund the Company's operations through commercialization of products yielding sufficient revenues to support the Company's operations. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of the DepoMed Systems. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company.


DEPENDENCE ON AND NEED FOR COLLABORATIVE PARTNERS

  The Company's strategy for the research, development, clinical testing, manufacturing and commercialization of products utilizing the DepoMed Systems requires entering into collaborative arrangements with pharmaceutical and biotechnology companies. The Company has received substantially all of its revenues since inception from Bristol-Meyers Squibb ("BMS") and GalaGen, Inc. ("GalaGen") and intends to enter into collaborative arrangements with other companies to fund the continued development of the DepoMed Systems, commercialize potential products utilizing the DepoMed Systems and assist in obtaining regulatory approval. Although the Company has entered into a joint research agreement with BMS and a feasibility study with GalaGen, there can be no assurance that either BMS or GalaGen will choose to continue to fund these projects or enter into arrangements to commercialize products utilizing the DepoMed Systems or, if they do, that any products utilizing the DepoMed Systems will be successfully developed or commercialized. In August 1997, GalaGen announced that the clinical development program of one of its immunoglobulin products was put on hold. There can be no assurance that GalaGen will choose to resume development of that product. Although the Company has entered into a letter of intent with Oakmont pursuant to which Oakmont Pharmaceuticals, Inc. ("Oakmont") will manufacture the Company's reduced irritation aspirin and enhanced absorption calcium supplement products and have rights to distribute and sell these products in certain territories, there can be no assurance that the Company and Oakmont will enter into a definitive agreement or, if they do, that the Company will be successful in developing these products or Oakmont will be successful in manufacturing, distributing or marketing them. Further, there can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products developed under the collaborations or that the Company will be able to negotiate future collaborative arrangements on acceptable terms, if at all, or that such collaborations will be successful. Any parallel development by a collaborative partner of alternative technologies or products, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a collaborative partner to devote sufficient resources to the development and commercialization of products utilizing the DepoMed Systems could have a material adverse effect on the Company.

  The Company's agreements with its collaborative partners are likely to be complex. There may be provisions within such agreements which give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to delays in collaborative research, development or commercialization of potential products, or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on the Company.

FLUCTUATIONS IN OPERATING RESULTS

  The Company's quarterly operating results will depend upon variations in revenues recognized under existing and possible future collaborative agreements, including milestones, royalties, license fees and other contract revenues, and the timing of any future product introductions by the Company and its collaborative partners. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors, regulatory actions, market acceptance of the DepoMed Systems, adoption of new technologies, manufacturing costs and capabilities, changes in government funding, and third-party reimbursement policies.

COMPETITION; TECHNOLOGICAL CHANGE

  Competition in the areas of pharmaceutical products and drug delivery systems is intense and is expected to become more intense in the future. Other companies that have oral drug delivery technologies that are competitive with the DepoMed Systems include ALZA Corporation, Elan Corporation plc, Jago Pharma AG, Kos Pharmaceuticals, Inc. and Flamel Aromatic SA, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of the Company's, and in some cases with different sites of delivery to the GI tract. These competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile.

  The Company's principal competitors in the business of developing and applying drug delivery systems all have substantially greater financial, technological, marketing, personnel and research and development resources than the Company.
In addition, the Company may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery systems or technologies. Many of the Company's potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Potential products utilizing the DepoMed Systems will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternative technologies may provide therapeutic or cost advantages over products utilizing the DepoMed Systems. There can be no assurance that developments by others will not render the Company's potential products utilizing the DepoMed Systems or technologies noncompetitive or obsolete. In addition, the Company's competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products utilizing the DepoMed Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

NO ASSURANCE OF FDA APPROVAL; GOVERNMENT REGULATION

  FDA Approval Process. In the United States, pharmaceutical products, including any drugs utilizing the DepoMed Systems, are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production, FDA withdrawal of approved applications or FDA refusal to approve pending premarket approval applications, or supplements to approved applications.

  Prior to commencement of clinical studies involving human beings, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product.
The results of these studies are submitted to the FDA as a part of an Investigational New Drug ("IND") application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with groups of patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

  The results of the preclinical and clinical testing on a drug are submitted to the FDA in the form of a New Drug Application ("NDA") for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Failure to receive approval for any products utilizing the DepoMed Systems could have a material adverse effect on the Company.

  Most OTC products are subject to an OTC monograph issued by the FDA. If an OTC product complies with an FDA monograph, it will not require the submission and approval of an NDA to be lawfully marketed. Such products are subject to various FDA regulations such as FDA's current good manufacturing practices ("cGMP") requirements, general and specific OTC labeling requirements
(including warning statements), the restriction against advertising for conditions other than those stated in product labeling, and the requirement that in addition to active ingredients OTC drugs contain only safe and suitable inactive ingredients. Facilities which manufacture OTC products are subject to FDA inspection and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties. If an OTC product differs from the terms of a monograph, it will, in most cases, require FDA approval of an NDA for the product to be marketed.

  Other Regulations. Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval varies from country to country and the time required for approval may delay or prevent marketing. In certain instances the Company or its collaborative partners may seek approval to market and sell certain of its products outside of the United States before submitting an application for United States approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union ("EU") approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

  The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities and its manufacturing, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.

NO MANUFACTURING, MARKETING OR SALES CAPABILITIES

  The Company does not have internal manufacturing, marketing or sales resources. The Company does not intend to acquire or establish its own dedicated manufacturing facilities for the foreseeable future. Rather, the Company's manufacturing strategy will be to utilize the facilities of its collaborative partners or to develop manufacturing relationships with established contract manufacturers to make products utilizing the DepoMed Systems. In addition, the Company does not intend to establish an internal sales and marketing capability, but will seek to rely on its collaborative partners or distributor arrangements to market and sell the products utilizing the DepoMed Systems. In April 1997, the Company and Oakmont signed a letter of intent to enter into an agreement pursuant to which Oakmont will manufacture the Company's reduced irritation aspirin and enhanced absorption calcium supplement products and to have rights to distribute and sell these products in territories to be determined. There can be no assurance that the Company will be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with Oakmont or any other third party. Failure to do so could have a material adverse effect on the Company.

  Manufacturers of products utilizing the DepoMed Systems will be subject to applicable cGMP requirements prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. There can be no assurance that the Company will be able to enter into manufacturing agreements either domestically or abroad with companies whose facilities and procedures comply with cGMP or applicable foreign standards. Should such agreements be entered into, the Company will be dependent on such manufacturers for continued compliance with cGMP and applicable foreign standards. Failure by a manufacturer of products utilizing the DepoMed Systems to maintain cGMP or applicable foreign standards could result in significant time delays or the inability of the Company to commercialize the DepoMed Systems and could have a material adverse effect on the Company. At the present time, due to ongoing consolidation in the chemical and pharmaceutical industries, the Company believes there is a worldwide excess of manufacturing capacity available to the Company. As a result, the Company believes that it will be able to enter into agreements with suppliers and manufacturers on reasonable commercial terms. However, there can be no assurance that there will be manufacturing capacity available to the Company at the time the Company is ready to commercialize the DepoMed Systems. There also can be no assurance that any products utilizing the DepoMed Systems can be manufactured at a cost or in quantities required to make it commercially viable. The Company's inability to contract on acceptable terms and with qualified suppliers for the manufacture of any products utilizing the DepoMed Systems or delays or difficulties in its relationships with manufacturers, would have a material adverse effect on the Company.

  Contract manufacturers must adhere to cGMP regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must generally pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the products utilizing the DepoMed Systems may be manufactured. The Company's dependence on third parties for the manufacture of products utilizing the DepoMed Systems may adversely affect the Company's ability to develop and deliver products utilizing the DepoMed Systems on a timely and competitive basis.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

  The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies and to preserve its trade secrets. It is the policy of the Company to file patent applications in the United States and foreign jurisdictions. The Company currently holds two issued United States and three pending United States patent applications, and has applied for patents in numerous foreign countries, some of which have been granted and others are still pending. No assurance can be given that the Company's patent applications will be approved or that any issued patents will provide competitive advantages for the DepoMed Systems or the Company's technologies or will not be challenged or circumvented by competitors. With respect to already issued patents and any patents which may issue from the Company's applications, there can be no assurance that claims allowed will be sufficient to protect the DepoMed Systems or the Company's technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block the Company's patent rights or compete without infringing the patent rights of the Company. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

  The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Although potential collaborative partners and the Company's research partners and consultants are not given access to proprietary trade secrets and know-how of the Company until they have executed confidentiality agreements, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

  The ability to develop the DepoMed Systems or the Company's technologies and to commercialize products using the DepoMed Systems or such technologies will depend on not infringing the patents of others. Although the Company is not aware of any claim of patent infringement against it, claims concerning patents and proprietary technologies determined adversely to the Company could have a material adverse effect on the Company. In addition, litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to the Company, the cost of such litigation and the diversion of the Company's resources during such litigation could have a material adverse effect on the Company.

  The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Accordingly, the Company could incur substantial costs in defending itself in suits that may be brought against the Company claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another party. The Company may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the Company or other parties. Adverse determinations in litigation or interference proceedings could require the Company to seek licenses (which may not be available on commercially reasonable terms) or subject the Company to significant liabilities to third parties, and could therefore have a material adverse effect on the Company.

RELATIONSHIPS OF ADVISORS WITH OTHER ENTITIES

  Certain members of the Company's Policy Advisory Board and Development Advisory Board are employed on a full-time basis by academic or research institutions. In some cases, members of the Policy Advisory Board and Development Advisory Board also act as consultants to the other companies. In addition, except for work performed specifically for and at the direction of the Company, any inventions or processes discovered by such persons will be the intellectual property of their institutions or other companies. If the Company desires access to inventions which are not its property, it will be necessary for the Company to obtain licenses to such inventions from these institutions or companies. In addition, invention assignment agreements executed by such persons in connection with their relationships with the Company may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships.

HEALTHCARE REFORM; UNCERTAIN AVAILABILITY OF HEALTHCARE REIMBURSEMENT

  The healthcare industry is changing rapidly as the public, government, medical professionals, third-party payors and the pharmaceutical industry examine ways to contain or reduce the cost of health care. Changes in the healthcare industry could impact the Company's business, particularly to the extent that the Company develops the DepoMed Systems for use in prescription drug applications. In certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control or cost containment, particular with respect to Medicare payments. In addition, emphasis on managed care in the United States has increased and is expected to continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on pharmaceutical and biotechnology companies or other healthcare providers that are prospective collaborative partners for the Company, the Company's ability to establish collaborations may be adversely affected. In addition, in both domestic and foreign markets, sales of products utilizing the DepoMed Systems will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of prescription pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. There can be no assurance that products utilizing the DepoMed Systems will be considered cost effective or that adequate third-party reimbursement will be available to the Company's collaborators to maintain price levels sufficient to realize an appropriate return on the Company's investment in the DepoMed Systems.

DEPENDENCE ON MANAGEMENT AND OTHER KEY EMPLOYEES

  The success of the Company is dependent in large part upon the continued services of John W. Shell and John W. Fara, its Chairman and Chief Scientific Officer, and President and Chief Executive Officer, respectively, and other members of the Company's executive management, and on the Company's ability to attract and retain key management and operating personnel. The Company has applied for key man life insurance on the lives of Drs. Shell and Fara in the amount of $2,000,000 each. Management and scientific personnel are in high demand and are often subject to competing offers. In particular, the Company's success will depend, in part, on its ability to attract and retain the services of its executive officers and scientific and technical personnel. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company.

RISK OF PRODUCT LIABILITY; UNCERTAINTY OF AVAILABILITY OF PRODUCT LIABILITY INSURANCE

  The Company's business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the Company. The Company does not currently have any product liability insurance. Although the Company has applied to obtain product liability insurance, there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms, that the Company will be able to secure increased coverage as the commercialization of its potential products utilizing the DepoMed Systems proceeds or that any insurance will provide adequate protection against potential liabilities. Claims or losses in excess of the limit of any liability insurance coverage obtained by the Company could have a material adverse effect on the Company.

PRICE VOLATILITY

  The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, delays in the Company's testing and development schedules, public concern as to the safety of biopharmaceutical or biotechnology products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's securities.

                          PART II. OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                 11.1           Statement of computation of earnings per share.

                 27.1           Financial Data Schedule


                (b)     Reports on Form 8-K

                        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 Exhibit Index

                              Exhibit Description


            11.1     Statement of computation of earnings per share

            27.1     Financial Data Schedule

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 19, 1997         DEPOMED


                        By /s/ John W. Fara
                        ---------------------------
                        John W. Fara
                        President, Chief Executive
                        Officer and Director


                        By /s/ John F. Hamilton
                        ---------------------------
                        John F. Hamilton
                        Vice President and
                        Chief Financial Officer