Form 10KSB
period 1997-12-31
DEPOMED INC
filed 1998-03-31
CIK 1005201

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 1997
     OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from:   ____________________ to
____________________________

                      Commission File Number:  000-23267

                                 DEPOMED, INC.
                (Name of Small Business Issuer in its Charter)


        California                                   94-3229046
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    1170 B Chess Drive, Foster City, California                  94404
     (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code:              (650) 513-0990
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value
                                                             Common Stock Purchase Warrants, no par value
                                                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X             No
                              ---               ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
_____

The issuer's revenues for its most recent fiscal year were $604,876.

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1998, based upon the closing price of the Common Stock on the Nasdaq SmallCap Market for such date, was approximately $41,000,000.

The number of outstanding shares of the registrant's Common Stock on February 28, 1998 was 6,463,438.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 4, 1998 and to be used in connection with the Annual Meeting of Shareholders expected to be held June 18, 1998 are incorporated by reference in Part III of this Form 10-KSB.


                                 DEPOMED, INC.
                            1997 FORM 10-KSB REPORT

                               TABLE OF CONTENTS
                               -----------------

                                                                                               Page
                                                                                               ----

PART I................................................................................           1

     Item 1.   BUSINESS...............................................................           1
     Item 2.   PROPERTIES.............................................................          12
     Item 3.   LEGAL PROCEEDINGS......................................................          12
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................          12

PART II...............................................................................          14

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS................................................................          14
     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS..................................................          16
     Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................          21
     Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE...................................................          21

PART III..............................................................................          22

     Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................          22
     Item 10.  EXECUTIVE COMPENSATION.................................................          22
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........          22
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................          22
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.......................................          23

     The statements in this Annual Report on Form 10-KSB and other statements made by DepoMed, Inc., a California corporation ("DepoMed" or the "Company"), from time to time that are not historical are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     The Company is a development stage company engaged in the development of new and proprietary oral drug delivery technologies. Utilizing these technologies, the Company has developed two types of oral drug delivery systems: the Gastric Retention System (the "GR System") and the Reduced Irritation System (the "RI System" and collectively with the GR System, the "DepoMed Systems"). The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs and the RI System is designed to reduce the gastrointestinal ("GI") irritation that is a side effect of many drugs. In addition, the DepoMed Systems are designed to provide continuous, controlled delivery of an incorporated drug.

     The Company intends to develop products utilizing the DepoMed Systems in collaboration with pharmaceutical and biotechnology companies, from which the Company expects to receive license fees, research and development funding, milestone payments and royalties. The Company also intends to develop either independently or jointly certain off-patent and over-the-counter ("OTC") products utilizing the DepoMed Systems.

     In March 1998, the Company entered into a research agreement with R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson unit ("PRI"), to develop a product incorporating a PRI proprietary compound into the GR System. The Company also has a joint research and development agreement with Bristol-Myers Squibb Company ("BMS") to develop a product incorporating a BMS proprietary compound into the GR System. The Company is independently developing a reduced irritation aspirin product and an enhanced absorption calcium supplement product and has identified certain other product candidates expected to benefit from the DepoMed Systems.

THE DRUG DELIVERY INDUSTRY

     Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing drugs developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use. The Company believes that drug delivery technologies can provide pharmaceutical companies with a means of developing new and/or improved products as well as of extending existing patent franchises.

     The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the pace of invention of new drug delivery systems and the development and maturation of the drug delivery industry. Today medication can be delivered to a patient through many different delivery systems, including transdermal, injection, implant and oral methods. However, these delivery methods continue to have certain limitations. Transdermal patches are often inconvenient to apply, can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. In most cases both injections and implants must be administered in a hospital or physician's office and, accordingly, are frequently not suitable for home use. Oral administration remains the preferred method of administering medication. However, conventional oral drug administration also has limitations. Because capsules and tablets have limited effectiveness in providing controlled drug delivery, they frequently result in drug release that is too rapid, causing incomplete absorption of the drug, irritation to the GI tract and other side effects. In addition, they lack the ability to provide localized therapy. The Company believes that the need for frequent dosing of many drugs administered by capsules and tablets also can impede patient compliance with the prescribed regimen.

THE DEPOMED SYSTEMS

     The DepoMed Systems are based on the Company's proprietary oral drug delivery technologies and are designed to include formulations of drug-containing polymeric units that allow multihour delivery of an incorporated drug. Although the Company's formulations are proprietary, the polymers utilized in the DepoMed Systems are commonly used in the food and drug industries and are generally regarded as safe. The Company has formulated these polymers into tablets, cylinders and spheres that can be contained in gelatin capsules for ease of administration. By using different formulations of the polymers, the Company believes that the DepoMed Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

     The DepoMed Systems are designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multihour period. The Company believes that the DepoMed Systems can provide one or more of the following therapeutic advantages over conventional methods of drug administration:

 . Enhance Safety and Efficacy through Controlled Delivery. The Company believes that the DepoMed Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of drug associated with toxicity, while maintaining levels of a drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time and then the concentration rapidly drops below effective levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

 . Greater Patient and Caregiver Convenience. The Company believes that the
  DepoMed Systems may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance to dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

 . Expand Types of Drugs Capable of Oral Delivery. Some drugs, including certain proteins and peptides, because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. The Company believes the DepoMed Systems may be able to deliver some of these drugs orally.

 . Proprietary Reformulation of Generic Products. The Company believes that the
  DepoMed Systems may offer the potential to produce improved formulations of off-patent drugs. These proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

THE GASTRIC RETENTION SYSTEM

     The GR System consists of a proprietary formulation of drug-containing polymeric units which, if taken with a meal, remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System's design is based in part on principles of human gastric emptying and GI transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine leaving behind the larger nondigested particles until the digestive process is complete. As a result, drugs in liquid form or those consisting of small particles tend to empty rapidly from the stomach and continue into the intestine, often before the drug has time to act locally or to be absorbed, if the stomach and/or upper small intestine are the sites of absorption. The drug-containing polymeric tablets or units of the GR System are formulated into easily swallowed shapes which are designed to swell upon ingestion. The tablets or units attain a size after ingestion sufficient to be retained in the stomach for multiple hours while delivering the drug content.

     The Company has demonstrated multihour gastric retention in humans who have been given the GR System with food. In addition, the Company is currently developing an enhanced version of the GR System designed to be retained in the stomach without the ingestion of food. This process is expected to allow for treatment regimens unrelated to meal times, as well as for retention that is more prolonged and with minimum patient-to-patient variation in retention time. The Company believes that this feature will make medical treatment less disruptive to a patient's normal schedule.

     The expected advantages of the GR System over conventional oral drug delivery systems include the following:

     More Efficient GI Drug Absorption. The Company believes that the GR System can be used for improved oral administration of drugs that are currently inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the GR System is designed to be retained in the stomach, allowing for constant multihour flow of drugs to certain areas of the GI tract. Accordingly, for such drugs, the Company believes that the GR System offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the GR System dissolves at the end of its useful life and is passed through the GI tract and eliminated.

     Gastric Delivery for Local Therapy and Absorption. The Company believes that the GR System can be used to deliver drugs which can efficiently eradicate GI- dwelling microorganisms, such as H. pylori, the bacterium which is a cause of ulcers.

     The Company is currently developing a calcium supplement product which utilizes the GR System. Calcium supplements are generally indicated in the treatment of osteoporosis. It is estimated that 20 million people in the United States suffer from osteoporosis and that another 17 million people are at risk. New medications for this debilitating condition are effective but calcium supplementation is essential. In addition, it is estimated that 30 million people in the United States are under long-term treatment with corticosteroids, such as prednisone, which can cause significant bone loss. Accordingly, calcium supplementation is recommended as concomitant treatment with these drugs. Current calcium supplement products are mostly in the form of calcium carbonate, which is soluble only in an acidic medium and which consequently must be retained in the stomach for an extended period of time for efficient dissolution and subsequent absorption. However, conventional calcium carbonate products pass through the stomach too quickly for a significant amount of the calcium to dissolve. The Company believes that the GR System will provide for the more efficient dissolution and absorption of an orally administered calcium compound by keeping the product in the stomach for an extended period of time.

     The Company believes that a possible future application of the GR System is the incorporation of a nonsystemic antacid into the GR System that would be designed to provide sustained local action. Although currently used antacid products are nonsystemic, their duration time is short. Accordingly, individuals who need through-the-night protection from excess stomach acid must resort to systemic antacids, such as Zantac(R) or Tagamet(R), which have a longer on-set of action. The Company believes that the GR System may be designed to provide continuous, controlled local delivery which is expected to allow for a nonsystemic antacid product with more immediate and sustained action.

     Rational Drug Combinations. The Company believes that a multi-particulate GR System may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By incorporating different drugs into different polymeric cylinders in the same capsule, the GR System is designed to release each of its incorporated drugs continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs.
The Company believes that future rational drug combination products using the GR System have the potential to simplify drug administration, increase patient compliance, and reduce medical costs.

     Potential for Oral Delivery of Peptides and Proteins. Based on laboratory studies conducted by the Company, the GR System is expected to protect drugs from enzymes and acidity effects prior to their delivery in the stomach. This feature coupled with gastric retention could allow for continuous delivery of peptides and proteins (i.e., labile drugs) into the upper portion of the small intestine, the most likely site of possible absorption for many such drugs. The Company believes that this mechanism will allow effective oral delivery of some drugs that currently require administration by injection. In addition, the Company believes that the GR System can be formulated to provide for continuous, controlled delivery of insoluble or particulate matter, including protein or antigen-laden vesicles, such as liposomes, and microspheres or nanoparticles.

THE REDUCED IRRITATION SYSTEM

     The RI System is designed to provide for significant reduction in local GI irritation from the effects of certain drugs. Local tissue damage occurs when solid crystals of a drug remain at any one site of the GI tract for long periods of time. The RI System consists of an outer gelatin capsule, which is designed to rapidly disintegrate upon ingestion to deliver multiple small, spherical pellets. The spherical pellets are composed of an inert matrix of polymeric material in which the active ingredient is homogeneously dispersed in its solid state. The spherical pellets persist for a period of time, but ultimately dissolve and the polymer is eliminated.

     The RI System is designed to reduce irritation through three distinct mechanisms. First, the small spheres of the RI System are designed to deliver an incorporated drug in solution state, in contrast to a solid or crystalline state which may cause local GI irritation. Second, the dispersion of the spherical pellets within the GI tract contributes further to the dilution of the local drug effects. Third, controlled delivery contributes to the reduction of GI irritation by delivering the incorporated drug over a longer period of time.
In addition to the reduced irritation aspirin that the Company is currently developing, the Company believes that other GI irritating compounds such as potassium chloride and erythromycin (a frequently used antibiotic) may benefit from the RI System.

     The Company is currently developing an aspirin product which utilizes the RI System and is designed to reduce the GI irritation which is common when aspirin is administered in conventional tablet or capsule form. Aspirin usage has been expanding with important new medical indications, including the prevention and treatment of cardiovascular disease. Aspirin is widely recognized for its ability to cause damage to the GI tract and local irritation of the stomach and intestine, which often relates to GI discomfort and a patient's intolerance to this drug. The irritation properties of aspirin are mostly local, not systemic in origin. Local damage begins and is sustained by high local drug concentration against the mucosa, particularly when aspirin is administered in a solid, crystalline state as from a rapidly dissolving tablet. These crystals in contact with the mucosa provide a stagnant pool of saturated drug solution against the cell walls, resulting in damage from both cellular mechanisms and from back diffusion of acid into the mucosal cells and into the submucosal capillaries, causing tissue necrosis and bleeding. To minimize local damage, the RI System is designed to deliver its drug in solution, in a controlled manner from a dispersion of polymeric units.

PRODUCT DEVELOPMENT INITIATIVES

The following table summarizes the Company's principal product development initiatives:

    DEPOMED
                                                            POTENTIAL               EXPECTED
    SYSTEM       PROGRAM             PARTNER                INDICATIONS             BENEFIT
    ------       -------             -------                -----------             -------
     GR          BMS Proprietary     Bristol-Myers Squibb    Confidential(2)         Less frequent dosing
                 Compound            Company(1)

     GR          PRI Proprietary     R.W. Johnson            Confidential (4)        Less frequent dosing
                 Compound            Pharmaceutical
                                     Research Institute (3)

     GR          Calcium Supplement  In-house                Osteoporosis,           Improved calcium
                                                             other calcium           absorption
                                                             deficiencies

     RI          Aspirin             In-house                Multiple,               Reduced
                                                             including pain and      gastrointestinal
                                                             cardiovascular          irritation
                                                             therapy

--------------
(1) The Company entered into an option agreement relating to this compound with BMS in July 1996. See "Collaborative Relationships."
(2) The potential indication may not be disclosed pursuant to the terms of the agreement between the Company and BMS. See "Collaborative Relationships."
(3) The Company entered into a feasibility agreement relating to this compound with PRI in March 1998.
(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the Company and PRI. See "Collaborative Relationships."

     The products listed in the above table are in various stages of development. For the BMS compound, an early stage pharmacokinetic trial was conducted in humans in January 1997, and the product is now undergoing further clinical testing. For the PRI compound, formulation work was initiated in March 1998. The calcium supplement and aspirin products are in pre-clinical development by the Company. As no clinical trials will be required for the initial commercialization of the calcium supplement product, that product will be available for manufacturing, marketing and sale upon completion of development. The Company expects to initiate a clinical trial for its reduced irritation aspirin product during the second half of 1998.

COLLABORATIVE RELATIONSHIPS

     Bristol-Myers Squibb Company. In July 1996, the Company and BMS entered into a joint research agreement to develop a product incorporating a BMS proprietary compound into the GR

System. Pursuant to the agreement, BMS has an option to obtain an exclusive, worldwide license to products incorporating the BMS compound utilizing the GR System. Based on a pharmacokinetic study in humans that was conducted in January 1997, a dosage level (drug release rate and duration) for the product has been selected. Further clinical testing is now in progress, while process scale-up and manufacturing methodologies are being finalized. If such license is entered into, the Company will receive a royalty on net sales of the products as well as certain milestone payments. The option expires in February 1999. There can be no assurance, however, that BMS will exercise the option or that, if it does, any resulting product will be approved by the FDA or, if approved, will be successfully commercialized.

     R.W. Johnson Pharmaceutical Research Institute. In March 1998, the Company and PRI entered into a feasibility study involving the use of the GR System to deliver a pharmaceutical product. There can be no assurance, however, that such feasibility study will be concluded successfully, and even if successfully concluded, that the Company will be able to enter into an agreement with PRI on reasonable commercial terms or at all.

COMPETITION

     Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, Elan Corporation plc, JAGO Pharma AG, KOS Pharmaceuticals, Inc., and Flamel Aromatic SA, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of the Company's, and in some cases with different sites of delivery to the GI tract. The Company believes that it is the only drug delivery company that is currently developing products for oral drug delivery systems both for enhanced retention in the stomach of an orally administered tablet (the GR System) and the safer oral administration of otherwise locally irritating drugs (the RI System). The Company believes that this combination of oral drug delivery technologies differentiates the Company from other oral drug delivery companies and will enable the Company to interest pharmaceutical companies in incorporating their proprietary drugs into the DepoMed Systems and also to differentiate any OTC and/or off-patent drugs that utilize the DepoMed Systems from those of other drug delivery companies.

     Competition in the areas of pharmaceutical products and drug delivery systems is intense and is expected to become more so in the future. Competing technologies may prove superior, either generally or in particular market segments, in terms of factors such as cost, consumer satisfaction or drug delivery profile. The Company's principal competitors in the business of developing and applying drug delivery systems all have substantially greater financial, technological, marketing, personnel and research and development resources than the Company. In addition, the Company may face competition from pharmaceutical and biotechnology companies that may develop or acquire drug delivery technologies. Many of the Company's potential collaborative partners have devoted and are continuing to devote significant resources in the development of their own drug delivery systems and technologies. Products incorporating the Company's technologies will compete both with products employing advanced drug delivery systems and with products in conventional dosage forms. New drugs or future developments in alternate drug delivery technologies may provide therapeutic or cost advantages over any potential products which utilize the DepoMed Systems. There can be no assurance that developments by others will not render any potential products utilizing the DepoMed Systems noncompetitive or obsolete. In addition, the Company's competitive success will depend heavily on entering into collaborative relationships on reasonable commercial terms, commercial development of products incorporating the DepoMed Systems, regulatory approvals, protection of intellectual property and market acceptance of such products.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies and to preserve its trade secrets. It is the policy of the Company to file patent applications in the United States and foreign jurisdictions. The Company currently holds two issued United States and three pending United States patent applications, and has applied for patents in numerous foreign countries, some of which have been granted and others of which are still pending. No assurance can be given that the Company's patent applications will be approved or that any issued patents will provide competitive advantages for the DepoMed Systems or the Company's technologies or will not be challenged or circumvented by competitors. With respect to already issued patents and any patents which may issue from the Company's applications, there can be no assurance that claims allowed will be sufficient to protect the Company's technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block the Company's patent rights or compete without infringing the patent rights of the Company. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants, collaborative partners and others. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Although potential collaborative partners and the Company's research partners and consultants are not given access to proprietary trade secrets and know-how of the Company until they have entered into confidentiality agreements with the Company, these agreements may be breached by them or may otherwise be of limited effectiveness or enforceability.

     The ability to develop the Company's technologies and to commercialize products using such technologies will depend on not infringing the patents of others. Although the Company is not aware of any claim of patent infringement against it, claims concerning patents and proprietary technologies determined adversely to the Company could have a material adverse effect on the Company. In addition, litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to the Company, the cost of such litigation and the diversion of the Company's resources during such litigation could have a material adverse effect on the Company.

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

MANUFACTURING, MARKETING AND SALES

     The Company intends to develop products utilizing the DepoMed Systems for its collaborators and, in some cases, retain rights to manufacture commercial quantities of such products. The manufacture and incorporation of drugs into hydrophilic (readily absorbing moisture), polymer matrix pellets used in the DepoMed Systems is accomplished by using a variety of standard techniques. These include direct compression, compression using high speed rotary tablet press or, alternatively, by an extrusion/spheronization process, which results in very small spherical bodies. The Company does not have any internal manufacturing, marketing or sales resources. Although the Company intends to acquire pilot manufacturing equipment, the Company does not intend to acquire or establish its own dedicated manufacturing facilities for the foreseeable future. Rather, the Company's manufacturing strategy will be to utilize the facilities of its collaborative partners, or to develop manufacturing relationships with established contract manufacturers to make products utilizing the DepoMed Systems. In addition, the Company does not intend to establish an internal sales and marketing capability, but will seek to rely on its collaborative partners or distributor arrangements to market and sell the products utilizing the DepoMed Systems. In April 1997, the Company and Oakmont Pharmaceuticals, Inc. ("Oakmont") signed a letter of intent to enter into an agreement pursuant to which Oakmont would manufacture the Company's reduced irritation aspirin and enhanced absorption calcium supplement products and have rights to distribute and sell these products in territories to be determined. The letter of intent expired without a definitive agreement having been reached. There can be no assurance that the Company will be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties. Failure to do so could have a material adverse effect on the Company.

     Manufacturers of products utilizing the DepoMed Systems will be subject to applicable current good manufacturing practices ("cGMP") requirements prescribed by the United States Food and Drug Administration ("FDA") or other rules and regulations prescribed by foreign regulatory authorities. There can be no assurance that the Company will be able to enter into manufacturing agreements either domestically or abroad with companies whose facilities and procedures comply with cGMP or applicable foreign standards. Should such agreements be entered into, the Company will be dependent on such manufacturers for continued compliance with cGMP and applicable foreign standards. Failure by a manufacturer of products utilizing the DepoMed Systems to maintain cGMP or applicable foreign standards could result in significant time delays or the inability of the Company to commercialize the DepoMed Systems and could have a material adverse effect on the Company. At the present time, due to ongoing consolidation in the chemical and pharmaceutical industries, the Company believes there is a worldwide excess of manufacturing capacity available to the Company. As a result, the Company believes that it will be able to enter into agreements with suppliers and manufacturers on reasonable commercial terms. However, there can be no assurance that there will be manufacturing capacity available to the Company at the time the Company is ready to commercialize products utilizing the DepoMed Systems. There also can be no assurance that any products utilizing the DepoMed Systems can be manufactured at a cost or in quantities required to make them commercially viable. The Company's inability to contract on acceptable terms and with qualified suppliers for the manufacture of any products or delays or difficulties in its relationships with manufacturers, would have a material adverse effect on the Company.

     Contract manufacturers must adhere to cGMP regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must generally pass a pre-approval plant inspection before the FDA will approve a New Drug Application (an "NDA"). Certain material manufacturing changes that occur after such approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or facilities by which any of the products utilizing the DepoMed Systems may be manufactured.
The Company's dependence on third parties for the manufacture of products utilizing the DepoMed Systems may adversely affect the Company's ability to develop and deliver such products on a timely and competitive basis.

GOVERNMENT REGULATION

     The Company is subject to regulation under various federal laws regarding pharmaceutical products and also various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. The Company believes that it has complied with these laws and regulations in all material respects and it has not been required to take any action to correct any material noncompliance.

     In the United States, pharmaceutical products, including any drugs utilizing the DepoMed Systems, are subject to rigorous regulation by the FDA. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production, FDA withdrawal of approved applications or FDA refusal to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

     Prior to commencement of clinical studies involving human beings, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug application ("IND"), which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pharmacokinetic pattern of a drug. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     The results of the preclinical and clinical testing on drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Failure to receive approval for any products utilizing the DepoMed Systems could have a material adverse effect on the Company.

     OTC products that comply with monographs issued by the FDA are subject to various FDA regulations such as cGMP requirements, general and specific OTC labeling requirements (including warning statements), the restriction against advertising for conditions other than those stated in product labeling, and the requirement that in addition to approved active ingredients OTC drugs contain only safe and suitable inactive ingredients. OTC products and manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties. If an OTC product differs from the terms of a monograph, it will, in most cases, require FDA approval of an NDA for the product to be marketed.

     Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances the Company or its collaborative partners may seek approval to market and sell certain of its products outside of the U.S. before submitting an application for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union ("EU") approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

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

PRODUCT LIABILITY

     The Company's business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the Company. The Company does not currently have any product liability insurance. Although the Company has applied for product liability insurance, there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms, that the Company will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds or that any insurance will provide adequate protection against potential liabilities.

EMPLOYEES

     As of December 31, 1997, the Company had eight full-time employees. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company believes that its relations with its employees are good. The success of the Company is dependent in large part upon the continued services of John W. Shell and John W. Fara, its Chairman and Chief Scientific Officer and President and Chief Executive Officer, respectively, and other members of the Company's executive management, and on the Company's ability to attract and retain key management and operating personnel. The Company has obtained key man life insurance on the lives of Drs. Shell and Fara in the amount of $2,000,000 each. Management, scientific and operating personnel are in high demand and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company leases approximately 3,300 square feet in Foster City, California, under a non-cancelable lease which expires on February 28, 1999. In March 1998, the Company entered into a two year sublease, which includes an option to renew for two additional terms of 12 and 10 months, respectively, (at the discretion of the sublessor) to lease approximately 13,000 square feet in Foster City for its executive offices, laboratory, testing and pilot manufacturing facilities. The Company intends to relocate to the larger facility and sublease its current facility in April 1998.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of December 31, 1997 are as follows:

                  NAME                     Age                                POSITION
                  ----                     ---                                --------
John W. Shell, Ph.D.....................    72    Founder, Chairman of the Board and Chief Scientific Officer
John W. Fara, Ph.D......................    55    President, Chief Executive Officer and Director
John N. Shell...........................    44    Vice President, Operations and Director
John F. Hamilton........................    53    Vice President, Finance and Chief Financial Officer

     John W. Shell, Ph.D., has served as Chairman of the Board of Directors of the Company since its inception in August 1995 and served as the Company's President and Chief Executive Officer from

May 1995 to December 1996, when he became the Company's Chief Scientific Officer. Dr. Shell founded DepoMed Systems, Inc. ("DSI") in 1991, and served as its Chairman and Chief Executive Officer until its merger with M6 Pharmaceuticals, Inc. ("M6") in 1994, and served as President of the DepoMed Division of M6 from March 1994 until May 1995. Prior to founding DSI, from 1987 until 1990 he was Vice President for Research at Johnson & Johnson's IOLAB division. His experience also includes eight years as a Senior Research Scientist at The Upjohn Company, six years as Director of Research for Allergan Pharmaceuticals and fifteen years with ALZA Corporation ("ALZA") dating from its founding in 1968. Dr. Shell served as Vice President of ALZA Pharmaceuticals, and later as Vice President of Business Development for ALZA. Dr. Shell received B.A., B.S. and Ph.D. degrees from the University of Colorado.

     John W. Fara, Ph.D., has served as a director of the Company since November 1995 and as its President and Chief Executive Officer since December 1996. From February 1990 to June 1996 he was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to February 1990 he was President of Prototek, Inc., a biotechnology company ("Prototek"). Prior to his tenure at Prototek, he was Director of Biomedical Research and then Vice President of Business Development during ten years with ALZA. Dr. Fara received a B.S. from the University of Wisconsin and a Ph.D. from University of California, Los Angeles.

     John N. Shell has served as a director of the Company since its inception in August 1995 and Director of Operations for the Company until December 1996, when he was named Vice President, Operations. From May 1994 to August 1995, Mr. Shell served in a similar capacity at the DepoMed Division of M6. Prior to 1994, Mr. Shell served as Materials Manager for Ebara International Corporation, a multi-national semiconductor equipment manufacturer, and as Materials Manager for ILC Technology, an electro-optics and electronics manufacturer. Mr. Shell received his B.A. from the University of California, Berkeley.

     John F. Hamilton has served as the Company's Vice President, Finance and Chief Financial Officer since January 1997. Prior to joining the Company, Mr. Hamilton was Vice President and Chief Financial Officer of Glyko, Inc. and Glyko Biomedical Ltd., a carbohydrate instrument and reagents company from May 1992 to September 1996. Previously he was President and Chief Financial Officer of Protos Corporation, a drug design subsidiary of Chiron Corporation, from June 1988 to May 1992 and held various positions with Chiron Corporation, including Treasurer, from September 1987 to May 1992. Mr. Hamilton received a B.A. from the University of Pennsylvania and an M.B.A. from the University of Chicago.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In November 1997, the Company issued units (the "Units") consisting of one share of Common Stock (the "Common Stock") and one Common Stock Purchase Warrant (the "Warrants"). On December 1, 1997, the Common Stock and Warrants commenced trading separately, and on December 8, 1997, the Units ceased trading.

     The Units were quoted on the Nasdaq SmallCap Market ("Nasdaq SmallCap") tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "DPMDU". The Units commenced trading on the Nasdaq SmallCap on November 5, 1997. The following table sets forth, for the period indicated, the high and low closing prices for the Units as reported on the Nasdaq:

1997                                                                    High                  Low
                                                               ------------------------------------------
Fourth Quarter (from November 5, 1997 to December 8, 1997)             $6-15/16                $4

     The Company's Common Stock is quoted on the Nasdaq SmallCap under the symbol "DPMD". The Company's Common Stock commenced trading on the Nasdaq SmallCap on December 1, 1997. The following table sets forth, for the period indicated, the high and low closing prices for the Company's Common Stock as reported by the Nasdaq:


1997                                                                       High                Low
                                                                  --------------------------------------
Fourth Quarter (from December 1, 1997)............................        $4-7/16             $2-1/2

     The Warrants are quoted on the Nasdaq SmallCap under the symbol "DPMDW". The Warrants commenced trading on the Nasdaq SmallCap on December 1, 1997. The following table sets forth, for the period indicated, the high and low closing prices of the Warrants as reported by the Nasdaq:


1997                                                                       High                Low
                                                                  --------------------------------------
Fourth Quarter (from December 1, 1997)............................        $2-3/16             $1/4

As of January 31, 1998, the numbers of holders of record of the Common Stock and the Warrants were 55 and 10, respectively.

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, the Company has issued the securities set forth below which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     In March 1994, DSI, a company founded and principally owned by Dr. John W. Shell, was merged into M6. In August 1995, pursuant to a settlement agreement between DSI and Dr. Shell, on the one hand, and M6, on the other hand, M6 transferred all of the intellectual property and other technology assets attributable to DSI to the Company, and the Company assumed certain liabilities related thereto. In September 1995, the Company issued 2,066,667 shares of its Common Stock to Dr. Shell and other prior shareholders of DSI in cancellation of the M6 stock received in the merger. The shares were issued under section 4(2) of the Securities Act.

     In September 1995, the Company also issued 1,196,491 shares of Common Stock to CSO Ventures LLC ("CSO") in consideration of the prior agreement of CSO to lend the Company $100,000 to finance the litigation against M6 and to assist the Company in its initial financing. The shares were issued under section 4(2) of the Securities Act.

     In November 1995, the Company sold 2,447,368 shares of Series A Preferred Stock to certain accredited investors. The shares were issued under section 4(2) of the Securities Act.

     In the first quarter of 1997, the Company sold 278,500 shares of Series B Preferred Stock to eight accredited investors. The shares were issued under section 4(2) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On November 4, 1997, a Registration Statement on Form SB-2 (No. 333-25445) was declared effective by the Securities and Exchange Commission pursuant to which 1,200,000 Units were offered and sold for the account of the Company at a price of $6.10 per Unit, generating $7,320,000 in gross proceeds to the Company. The initial public offering was managed by National Securities Corporation.

     From the effective date of the Registration Statement to December 31, 1997, the Company incurred approximately $586,000 in underwriting discounts and commissions, approximately $231,000 of expenses paid to or for the underwriters, and approximately $667,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,836,000. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of the Company, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the initial public offering, the Company paid Dr. John W. Fara, the Company's Chief Executive Officer, an incentive bonus of $100,000.

     From the effective date of the Registration Statement to December 31, 1997, the Company has used approximately $319,000 to fund ongoing operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

GENERAL

     Since its inception in August 1995, the Company has devoted substantially all its efforts to research and development conducted on its own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. The Company's primary activities since inception (August 7,
1995) have been, in addition to research and development, establishing its offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, the Company has received only limited revenue, all of which has been from collaborative research and feasibility arrangements. At its inception in 1995, the Company acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in 1996. The Company has generated a cumulative net loss of $2,309,893 for the period from its inception through December 31, 1997.

     The Company intends to continue investing in the further development of its drug delivery technologies and the DepoMed Systems. The Company also intends to develop generic compounds, such as a reduced irritation aspirin product and an enhanced absorption calcium supplement product, internally. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, the Company will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. The Company will need to make additional capital investments in laboratories and related facilities, including acquisition of laboratory and pilot scale manufacturing equipment. As additional personnel are hired in 1998 and beyond, expenses can be expected to increase from their 1997 levels.


RESULTS OF OPERATIONS

 Years Ended December 31, 1997 and 1996

     Revenues for the years ended December 31, 1997 and 1996 were $604,876 and $317,971, respectively, and consisted entirely in 1997 and primarily in 1996 of amounts earned under the research and development arrangement with BMS. The Company anticipates that research and development payments from BMS will decline in 1998 as a result of the Company having completed most of the technology transfer to BMS for the GR System. The Company expects to receive research and development revenues in connection with the feasibility agreement with PRI entered into in March 1998. If other, similar research agreements are concluded, the Company will receive research and development revenues associated with them.

     Research and development expenses for the year ended December 31, 1997 were approximately $853,000, compared to approximately $390,000 during the year ended December 31, 1996. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. The Company entered into a sublease for additional space in the first quarter of 1998, part of which will be allocated to research and development. The Company plans to hire additional laboratory personnel and, accordingly, anticipates that research and development salaries, benefits, supplies and related expenses will increase in 1998.

     General and administrative expenses for the year ended December 31, 1997 were approximately $960,000, compared to approximately $394,000 during the year ended December 31, 1996. The increase was due to the hiring of additional employees, and related expenses and deferred compensation expense associated with stock option grants. Further, as the result of becoming a public company in 1997, the Company incurred for the first time such associated expenses as directors' and officers' insurance, key person life insurance, and investor relations. The Company entered into a sublease for additional space in the first quarter of 1998, which will result in higher occupancy expense. The Company plans to hire additional administrative personnel and accordingly anticipates that salaries, benefits and related expenses will increase in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed operations principally from the sale of equity securities. Proceeds raised from the sale of equity securities include net proceeds of approximately $5,356,000 from the Company's initial public offering in November 1997 and approximately $961,000 in aggregate net proceeds from sales of preferred stock in 1995 and 1996. Approximately $1,650,000 of the proceeds from the initial public offering were used to repay indebtedness.

     Cash used in operations in the year ended December 31, 1997 was approximately $1,129,000 compared to approximately $391,000 for the year ended December 31, 1996. During the year ended December 31, 1997 the increased net loss, increases in accounts receivable and decreases in accrued compensation more than offset increases in accounts payable and the effect of the amortization of deferred compensation and decreases in accrued compensation. Initial public offering costs of approximately $1,964,000 were offset against gross proceeds. During the year ended December 31, 1996 increases in accrued compensation and accounts payable were offset by the net loss and an increase in accounts receivable.

     Cash used in investing activities in the year ended December 31, 1997 totaled approximately $60,000 and consisted of purchases of laboratory equipment, furniture and office equipment. Net cash provided by investing activities in the year ended December 31, 1996 totaled approximately $51,000 and consisted of sales of short term investments offset by purchases of laboratory equipment.

     In February 1998 the Company completed a private placement of 1,000,000 shares of Common Stock at a price of $8.00 per share. The gross proceeds were $8,000,000 and, after deductions of fees and expenses, the net proceeds were approximately $7,500,000. See Note 9 of Notes to the Financial Statements.

     The Company anticipates that its existing capital resources will enable it to meet its capital and operational requirements through the end of 1999. Cash needs of the Company may vary materially from those now planned because of results of research and development, relationships with possible collaborative partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, results of clinical testing, requirements of the FDA and comparable foreign regulatory processes and other factors. The Company will require substantial funds of its own or from third parties to conduct research and development, preclinical and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) the products utilizing the DepoMed Systems. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of products yielding sufficient revenues to support the Company's operations. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company may have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company.

NET OPERATING LOSSES

     The Company has not generated any taxable income to date. At December 31, 1997, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $1,900,000. Because the Company has experienced ownership changes, future utilization of carry forwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2012 if not utilized. As a result of the annual limitation, anticipated and future losses, all or a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS


EARLY STAGE OF DEVELOPMENT; WORKING CAPITAL DEFICIT; LIMITED REVENUES; LIMITED OPERATING HISTORY

     The Company is at an early stage of development and is subject to all the business risks associated with a new enterprise, including constraints on the Company's financial and personnel resources, lack of established credit facilities and collaborative partnering relationships, and uncertainties regarding product development and future revenues. At December 31, 1997, the Company had an accumulated deficit of $2,309,893. The Company anticipates that it will continue to incur substantial additional operating losses for at least the next several years and expects cumulative losses to increase as the Company's research and development efforts expand. The Company has had only minimal revenues to date from collaborative research and development arrangements and feasibility studies, and no revenues from product sales. There can be no assurance as to when or whether it will be able to develop significant sources of revenue or that its operations will become profitable, even if it is able to commercialize any products. The Company has only a limited history of operations, consisting primarily of development of its products and sponsorship of research.

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

NEED FOR SUBSTANTIAL ADDITIONAL FUNDS

     The Company anticipates that its existing capital resources will enable it to meet its capital and operational requirements through the end of 1999. However, this expectation is based on the Company's current operating plan which can change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's cash needs may also vary materially from those now planned because of results of research and development, relationships with possible collaborative partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies and other factors. The Company will require substantial funds of its own or from third parties to conduct research and development, preclinical and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) the products utilizing the DepoMed Systems. The Company's existing capital resources are not expected to be sufficient to fund the Company's operations through commercialization of products yielding sufficient revenues to support the Company's operations. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of the DepoMed Systems. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company.

DEPENDENCE ON AND NEED FOR COLLABORATIVE PARTNERS

     The Company's strategy for the research, development, clinical testing, manufacturing and commercialization of products utilizing the DepoMed Systems requires entering into collaborative arrangements with pharmaceutical and/or biotechnology companies. The Company has received substantially all of its revenues since inception from its collaborative partners and intends to enter into additional collaborative arrangements to fund the continued development of the DepoMed Systems, commercialize potential products utilizing the DepoMed Systems and assist in obtaining regulatory approval. Although the Company has entered into a joint research agreement with BMS and a feasibility study with PRI, there can be no assurance that either BMS or PRI will choose to continue to fund these projects or enter into arrangements to commercialize products utilizing the DepoMed Systems or, if they do, that any products utilizing the DepoMed Systems will be successfully developed or commercialized. For example, in May 1996, the Company and GalaGen Inc. ("GalaGen") entered into a feasibility study involving the use of the GR System to deliver oral immunoglobulin products developed by GalaGen. Although the study demonstrated the effectiveness of the GR System in protecting GalaGen's incorporated product while the GR System was in simulated gastric fluid, GalaGen has not chosen to enter into a product development agreement with the Company.
Further, there can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products developed under the collaborations or that the Company will be able to negotiate future collaborative arrangements on acceptable terms, if at all, or that such collaborations will be successful.
Any parallel development by a collaborative partner of alternative technologies or products, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a collaborative partner to devote sufficient resources to the development and commercialization of products utilizing the DepoMed Systems could have a material adverse effect on the Company.

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

RELATIONSHIPS OF ADVISORS WITH OTHER ENTITIES

     The Company has two groups of advisors (the Policy Advisory Board and Development Advisory Board) that advise the Company on business and scientific issues and on future opportunities. As compensation for these services, the Company has granted the advisors options to purchase shares of Common Stock and, in certain cases, pays them consulting fees. Certain members of the Company's Policy Advisory Board and Development Advisory Board are employed on a full-time basis by academic or research institutions. In some cases, members of the Policy Advisory Board and Development Advisory Board also act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the Company, any inventions or processes discovered by such persons will be the intellectual property of their institutions or other companies. If the Company desires access to inventions which are not its property, it will be necessary for the Company to obtain licenses to such inventions from these institutions or companies. In addition, invention assignment agreements executed by such persons in connection with their relationships with the Company may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships.

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

YEAR 2000

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management is in the process of working with its software consultants to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement (the "Proxy Statement") for the 1998 annual meeting of shareholders.

     The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement sets forth the information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

ITEM 10.     EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS.

       Included in Part II of this report.

(a)2. FINANCIAL STATEMENT SCHEDULES.

      All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a)3.  EXHIBITS:


       *3.1  Third Amended and Restated Articles of Incorporation
       *3.2  Form of Amended and Restated Articles of Incorporation
       *3.3  Bylaws
       *3.4  Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
       *4.1  Specimen Common Stock Certificate
       *4.2  Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
       *4.3  Form of Representative's Warrant Agreement including form of Representative's Warrant
       *4.4  Form of Warrant Agreement
       *4.5  Form of Lock-up Agreement
      *10.1  1995 Stock Option Plan, as amended
     *+10.2  Agreement dated July 11, 1996 between the Company and Bristol-Myers Squibb Company
     *+10.3  Feasibility Agreement dated May 13, 1996 between the Company and GalaGen Inc.
      *10.4  Agreement dated March 18, 1997 between the Company and CSO Ventures LLC
      *10.5  Lease Agreement between the Company and 1170 Chess Drive Limited Partnership dated
             September 2, 1992
      *10.6  First Amendment to lease agreement dated January 1, 1996 between the Company and SKW II
             Real Estate Partnership
      *10.7  Employment Agreement between DepoMed, Inc. and John W. Shell
      *10.8  Employment Agreement between DepoMed, Inc. and John W. Fara
      *10.9  Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities
             dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6
             Pharmaceuticals, Inc.
     *10.10  Form of Indemnification Agreement between the Company and its directors and executive officers
     *10.11  Letter Agreement dated October 25, 1996 between the Company and John W. Fara
     *10.12  Form of Agreement between the Company and Burrill & Company
       24.1  Power of Attorney (see page 25)
       27.1  Financial Data Schedule

_____________

* Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)
+       Confidential treatment granted.

(b)     REPORTS ON FORM 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Foster City, State of California, on the 30th day of March, 1998.

                              DEPOMED, INC.

                              By /s/ John W. Fara
                                 _______________________________________
                                 John W. Fara
                                 President and Chief Executive Officer

                               POWERS OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, each person whose signature appears below constitutes and appoints John W. Fara, John W. Shell and John F. Hamilton his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.


                                                  Chairman of the
         /s/   John W. Shell, Ph.D.               Board of Directors
---------------------------------------------     and Chief                      March 30, 1998
             John W. Shell, Ph.D.                 Scientific Officer

                                                  President, Chief
          /s/   John W. Fara, Ph.D.               Executive Officer
---------------------------------------------     and Director                   March 30, 1998
              John W. Fara, Ph.D.                 (Principal
                                                  Executive Officer)

            /s/ John N. Shell                    Vice President,
---------------------------------------------    Operations and                  March 30, 1998
                John N. Shell                    Director

                                                 Vice President,
          /s/ John F. Hamilton                   Finance and Chief
---------------------------------------------    Financial Officer               March 30, 1998
              John F. Hamilton                   (Principal
                                                 Financial Officer)


          /s/ G. Steven Burrill
---------------------------------------------    Director                        March 30, 1998
              G. Steven Burrill

           /s/ Judson A. Cooper
---------------------------------------------    Director                        March 30, 1998
              Judson A. Cooper

         /s/ Joshua Schein, Ph.D.
---------------------------------------------    Director                        March 30, 1998
             Joshua Schein, Ph.D.

          /s/ W. Leigh Thompson, Ph.D.
---------------------------------------------    Director                        March 30, 1998
           W. Leigh Thompson, Ph.D.

                                 DepoMed, Inc.
                         (a development stage company)

                         INDEX TO FINANCIAL STATEMENTS




                               FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors.................... F-2
Balance Sheet........................................................ F-3
Statements of Operations............................................. F-4
Statement of Shareholders' Equity (Net Capital Deficiency)........... F-5
Statements of Cash Flows............................................. F-6
Notes to Financial Statements........................................ F-7


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
DepoMed, Inc.

We have audited the accompanying balance sheet of DepoMed, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, shareholders' equity (net capital deficiency), and cash flows for the years ended December 31, 1997 and 1996 and for the period from inception (August 7, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed, Inc. (a development stage company) at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from inception (August 7, 1995) to December 31, 1997, in conformity with generally accepted accounting principles.


                                        /S/ ERNST & YOUNG LLP

Palo Alto, California
February 27, 1998

                                 DEPOMED, INC.
                         (a development stage company)

                                 BALANCE SHEET



                                                              December 31,
                                                                  1997
                                                              -------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 4,129,545
 Accounts receivable                                                144,887
 Other current assets                                               100,679
                                                                -----------
Total current assets                                              4,375,111

Property and equipment, net                                         199,818

Other assets                                                         10,415
                                                                -----------
                                                                $ 4,585,344
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $   279,256
 Accrued compensation                                                35,547
 Capital lease obligation, current portion                           29,655
 Other current liabilities                                           74,086
                                                                -----------
Total current liabilities                                           418,544

Capital lease obligation, non-current portion                        33,737

Shareholders' equity:
 Preferred stock, no par value; 5,000,000 shares
  authorized, none issued and outstanding
 Common stock, no par value, 25,000,000 shares
  authorized; 5,463,438 shares issued and outstanding             6,843,670
 Deferred compensation                                             (400,714)
 Deficit accumulated during the development stage                (2,309,893)
                                                                -----------
Total shareholders' equity                                        4,133,063
                                                                -----------
                                                                $ 4,585,344
                                                                ===========


                            See accompanying notes.

                                 DEPOMED, INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS




                                                                                   INCEPTION
                                                                                   (AUGUST 7,
                                                 YEAR ENDED DECEMBER 31,            1995) TO
                                          -----------------------------------     DECEMBER 31,
                                                  1997              1996              1997
                                          -----------------------------------------------------

Product development revenue                     $   604,876        $  317,971       $   922,847

Operating expenses:
 Research and development                           853,124           390,496         1,382,436
 General and administrative                         960,059           393,676         1,508,892
 Purchase of in-process research and
  development                                            --                --           298,154
                                                -----------        ----------       -----------

Total operating expenses                          1,813,183           784,172         3,189,482

Loss from operations                             (1,208,307)         (466,201)       (2,266,635)

Interest expense, net                                28,145             6,572            43,258
                                                -----------        ----------       -----------
Net loss                                        $(1,236,452)       $ (472,773)      $(2,309,893)
                                                ===========        ==========       ===========

Basic and diluted net loss per share (pro
 forma in 1996)                                 $     (0.34)       $    (0.12)
                                                ===========        ==========
Shares used in computing basic and
 diluted net loss per share (pro forma in
 1996)                                            3,664,242         4,101,536
                                                ===========        ==========


                            See accompanying notes.

                                 DEPOMED, INC.
                         (a development stage company)

           STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

              From inception (August 7, 1995) to December 31, 1997


                                                             CONVERTIBLE PREFERRED
                                                                     STOCK              COMMON STOCK
                                                       ----------------------------------------------
                                                              SHARES          AMOUNT       SHARES
                                                       ----------------------------------------------
Balances at inception (August 7, 1995)                                --      $     --          --
Issuance of common shares to founders on August 7,
 1995 in exchange for shares held by them in M6
 Pharmaceuticals, Inc.                                                --            --    2,066,666
Issuance of common shares for cash to investors at
 approximately $0.0009 per share on November 15, 1995                 --            --    1,196,491
Issuance of Series A convertible preferred stock for
 cash to investors at approximately $0.31 per share on
 November 15, 1995, net of issuance costs of $67,241           2,447,368        682,759          --
Net loss                                                              --             --          --
                                                              ----------       --------   ---------
Balances at December 31, 1995                                  2,447,368        682,759   3,263,157
Issuance of common shares for cash at various dates at
 $0.09 per share to employees and the Company's
 counsel pursuant to stock option agreements                          --             --      91,666
Deferred compensation related to grants of certain
 stock options                                                        --             --          --
Net loss                                                              --             --          --
                                                              ----------       --------   ---------
Balances at December 31, 1996                                  2,447,368        682,759   3,354,823
Issuance of Series B convertible preferred stock to
 investors for cash at $1.00 per share                           278,500        278,500          --
Conversion of preferred stock to common stock on
 November 5, 1997 at a ratio of one share of common
 for three shares of preferred                                (2,725,868)      (961,259)    908,615
Issuance of common stock for $6.10 per unit on
 November 5, 1997 in connection with initial public
 offering (net of issuance costs of $1,963,889)                       --             --   1,200,000
Deferred compensation related to grants of certain
 stock options                                                        --             --          --
Amortization of deferred compensation                                 --             --          --
Net loss                                                              --             --          --
                                                              ----------       --------   ---------
Balances at December 31, 1997                                         --       $     --   5,463,438
                                                              ==========       =========  =========

                                                                                                   DEFICIT         TOTAL
                                                                                                 ACCUMULATED   SHAREHOLDERS'
                                                               COMMON STOCK                        DURING       EQUITY (NET
                                                              --------------      DEFERRED       DEVELOPMENT      CAPITAL
                                                                  AMOUNT        COMPENSATION        STAGE      DEFICIENCY)
                                                              ------------------------------------------------------------
Balances at inception (August 7, 1995)                             $       --        $      --   $        --   $        --
Issuance of common shares to founders on August 7,
 1995 in exchange for shares held by them in M6
 Pharmaceuticals, Inc.                                                     --               --            --            --
Issuance of common shares for cash to investors at
 approximately $0.0009 per share on November 15, 1995                   1,000            --            --            1,000
Issuance of Series A convertible preferred stock for
 cash to investors at approximately $0.31 per share on
 November 15, 1995, net of issuance costs of $67,241                       --               --            --       682,579
Net loss                                                                   --               --      (600,668)     (600,668)
                                                                   ----------        ---------   -----------   -----------
Balances at December 31, 1995                                           1,000               --      (600,668)       83,091
Issuance of common shares for cash at various dates at
 $0.09 per share to employees and the Company's
 counsel pursuant to stock option agreements                            8,250               --            --         8,250
Deferred compensation related to grants of certain
 stock options                                                        275,000        (275,000)            --            --
Net loss                                                                   --               --      (472,773)     (472,773)
                                                                   ----------        ---------   -----------   -----------
Balances at December 31, 1996                                         284,250        (275,000)    (1,073,441)     (381,432)
Issuance of Series B convertible preferred stock to
 investors for cash at $1.00 per share                                     --               --            --       278,500
Conversion of preferred stock to common stock on
 November 5, 1997 at a ratio of one share of common                        --               --            --            --
 for three shares of preferred                                        961,259               --            --            --
Issuance of common stock for $6.10 per unit on
 November 5, 1997 in connection with initial public
 offering (net of issuance costs of $1,963,889)                     5,356,111               --            --     5,356,111
Deferred compensation related to grants of certain
 stock options                                                        242,050         (242,050)           --            --
Amortization of deferred compensation                                      --          116,336            --       116,336
Net loss                                                                   --               --    (1,236,452)   (1,236,452)
                                                                   ----------        ---------   -----------   -----------
Balances at December 31, 1997                                      $6,843,670        $(400,714)  $(2,309,893)  $ 4,133,063
                                                                   ==========        =========   ===========   ===========

                                 DEPOMED, INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS




                                                                                             INCEPTION
                                                                                          (AUGUST 7, 1995)
                                                            YEAR ENDED DECEMBER 31        TO DECEMBER 31,
                                                      ----------------------------------------------------
                                                             1997            1996               1997
                                                      ----------------------------------------------------
OPERATING ACTIVITIES
 Net loss                                                 $(1,236,452)       $(472,773)        $(2,309,893)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                 56,904           32,878             102,016
 Accrued interest expense on shareholder notes                     --           10,688              13,618
 Amortization of deferred compensation expense                116,336               --             116,336
 Purchase of in-process research and development                   --               --             298,154
 Changes in assets and liabilities:
  Accounts receivable                                         (23,989)        (120,898)           (144,887)
  Other current assets                                        (69,142)         (22,393)           (100,679)
  Other assets                                                  4,336           (4,675)            (10,415)
  Accounts payable                                            227,510           39,746             279,256
  Accrued compensation                                       (255,827)         161,615             (31,929)
  Other current liabilities                                    51,322          (15,504)             74,086
                                                          -----------        ---------         -----------
Net cash used in operating activities                      (1,129,002)        (391,316)         (1,714,337)
                                                          -----------        ---------         -----------

INVESTING ACTIVITIES
Expenditures for property and equipment                       (59,656)         (28,708)           (138,009)
Purchases of short-term investments                                --               --             (79,582)
Sales of short-term investments                                    --           79,582              79,582
                                                          -----------        ---------         -----------
Net cash (used in) provided by investing activities           (59,656)          50,874            (138,009)
                                                          -----------        ---------         -----------

FINANCING ACTIVITIES
Payments on capital lease obligations                         (32,972)         (45,013)           (100,491)
Proceeds from issuance of notes                             1,000,000           50,000           1,050,000
Payments of notes                                          (1,000,000)              --          (1,000,000)
Payment of shareholder loans                                 (294,238)              --            (294,238)
Proceeds on issuance of common stock                        5,356,111            8,250           5,365,361
Proceeds on issuance of preferred stock                       278,500               --             961,259
                                                          -----------        ---------         -----------
Net cash provided by financing activities                   5,307,401           13,237           5,981,891
                                                          -----------        ---------         -----------

Net  increase (decrease) in cash and cash equivalents       4,118,743         (327,205)          4,129,545
Cash and cash equivalents at beginning of year                 10,802          338,007                  --
                                                          -----------        ---------         -----------
Cash and cash equivalents at end of year                  $ 4,129,545        $  10,802         $ 4,129,545
                                                          ===========        =========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES
Acquisition of property and equipment under capital
 leases                                                   $    41,927        $  56,393         $   163,883
                                                          ===========        =========         ===========
Assumption of net liabilities of M6 Pharmaceuticals
 at inception (August 7, 1995)                            $        --        $      --         $   298,154
                                                          ===========        =========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                  $   109,623        $   5,695         $   121,811
                                                          ===========        =========         ===========


                            See accompanying notes.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

DepoMed, Inc. (the "Company"), a development stage company, was incorporated in the State of California on August 7, 1995. The Company is engaged in the research and development of oral drug delivery systems. The Company's primary activities since incorporation have been establishing its offices and research facilities, recruiting personnel, conducting research and development, performing business and strategic planning and raising capital.

In March 1994, DepoMed Systems, Inc. ("DSI"), a company founded and principally owned by Dr. John W. Shell, the founder of the Company, was merged into M6 Pharmaceuticals, Inc. ("M6"). In August 1995, pursuant to a settlement agreement (the "1995 Settlement Agreement") among M6, DSI and Dr. Shell, M6 transferred all of the assets related to the research, development, marketing, production and sale of oral drug delivery systems and technology developed by or under the direction of Dr. Shell to the Company, and the Company assumed certain net liabilities totaling $298,154 related thereto. Such amount has been reflected in the statement of operations as a charge for the purchase of in-process research and development.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. All liquid investments are classified as cash equivalents and consist of commercial paper with maturities less than three months. The Company places its cash and cash equivalents with a high quality, U.S. financial institution and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at cost, which approximates the fair value.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally four years.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees using the intrinsic-value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant.

NET LOSS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings per share, if more dilutive, for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company also adopted the provisions of Securities and Exchange Commission Staff Bulletin No. 98, which resulted in the removal of certain shares which had been included in the calculation in the periods prior to the Company's initial public offering. Diluted net loss per share has not been presented as, given the Company's net loss position, the result would be anti-dilutive.

Pro forma net loss per share as presented in the statement of operations for 1996 has been computed as described above and also gives effect to the conversion of the convertible preferred stock that automatically converted into shares of common stock upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE (CONTINUED)

A reconciliation of the shares used in the calculation of basic and diluted and pro forma net loss per share follows:

                                                           YEAR ENDED DECEMBER 31,
                                                          1997                1996
                                                       -------------------------------
Net loss                                                $(1,236,452)          $ (472,773)
                                                        ===========           ==========
Weighted average shares of common
 stock outstanding                                        3,664,242            3,285,747
                                                        ===========           ==========
Basic and diluted net loss per share                    $     (0.34)          $    (0.14)
                                                        ===========           ==========
Pro forma:

Weighted average shares of common
 stock outstanding                                        3,664,242            3,285,747

Adjustment to reflect the effect of
 assumed conversion of preferred
 stock to common stock as of date of
 issuance                                                   775,292              815,789
                                                        -----------           ----------
Shares used in calculating pro forma
 net loss per share                                       4,439,534            4,101,536
                                                        ===========           ==========
Pro forma net loss per share                            $     (0.28)          $    (0.12)
                                                        ===========           ==========


REVENUE RECOGNITION

Product development revenue relates to the reimbursement of costs incurred for research and development and the achievement of milestones as specified in the related agreement and are recorded as earned.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's financial position, results of operations or cash flows.

3. RESEARCH ARRANGEMENTS

BRISTOL-MYERS SQUIBB COMPANY

In July 1996, the Company and Bristol-Myers Squibb Company ("BMS") entered into a joint research agreement to develop a product incorporating a BMS proprietary compound into the DepoMed Gastric Retention System ("GR System"). Pursuant to the agreement, the Company achieved all the specified milestones and recorded approximately $198,000 in product development revenues in 1996, the entire fee specified in the agreement. The amounts receivable under the agreement totaled $57,778 as of December 31, 1996.

Also in 1997 and 1996, the Company performed contract research services for BMS under an arrangement whereby BMS reimbursed specific research costs relating to the same product. Revenue recognized in accordance with this arrangement amounted to $604,876 and $110,000, and the amounts receivable under the arrangement totaled $144,887 and $63,120 as of December 31, 1997 and 1996, respectively.

Pursuant to the agreement, BMS has an option to obtain an exclusive, worldwide license to products incorporating the BMS compound utilizing the GR System. If such license is entered into, the Company will receive a royalty on net sales of the products as well as certain milestone payments. The option expires in February 1999.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. RESEARCH ARRANGEMENTS (CONTINUED)

OAKMONT PHARMACEUTICALS, INC.

In April 1997, the Company and Oakmont signed a letter of intent to enter into an agreement pursuant to which Oakmont will manufacture the Company's reduced irritation aspirin and enhanced absorption calcium supplement products and have rights to distribute and sell these products in territories to be determined. The letter of intent also provided for the Company and Oakmont each to offer rights to future products to the other party. The letter of intent expired without a definitive agreement having been reached.

GALAGEN, INC.

In May 1996, the Company and GalaGen Inc. ("GalaGen") entered into a feasibility study involving the use of the GR System to deliver oral immunoglobulin products developed by GalaGen. Although the study demonstrated the effectiveness of the GR System in protecting GalaGen's incorporated product while the GR System was in simulated gastric fluid, GalaGen has not chosen to enter into a product development agreement with the Company relating to the product.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                DECEMBER 31,
                                                   1997
                                                -----------
        Furniture and office equipment          $  61,890
        Laboratory equipment                      209,240
        Leasehold improvements                     30,704
                                                ---------
                                                  301,834
        Less accumulated depreciation and
         amortization                            (102,016)
                                                ---------
                                                $ 199,818
                                                =========

Property and equipment includes assets under capitalized leases of $163,883 at December 31, 1997. Accumulated amortization related to assets under capital leases totaled $37,605 at December 31, 1997.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities under a noncancelable operating lease. The facilities lease expires in February 1999 and includes an option to renew the lease for an additional five years. In 1997, the Company entered into capital leases with two lessors to finance capital expenditures. Future minimum lease payments under the operating leases and capital leases at December 31, 1997, together with the present value of the minimum lease payments, are as follows:


                                OPERATING         CAPITAL
                                 LEASES           LEASES
                                 -------         --------
Year ending December 31,
 1998                            $41,893         $ 36,958
 1999                              7,813           30,108
 2000                                 --            9,060
                                 -------         --------
Total minimum payments required  $49,706           76,126
                                 =======
Less amount representing
 interest                                         (12,734)
                                                 --------
Present value of future
 lease payments                                    63,392
Less current portion                              (29,655)
                                                 --------
Noncurrent portion                               $ 33,737
                                                 ========

Rent expense for the years ended December 31, 1997 and 1996 and for the period from inception to December 31, 1997 was approximately $48,486, $36,960 and $101,286, respectively.

CONTINGENT LIABILITY

The Company has received a claim of approximately $250,000 from CSO Ventures LLC ("CSO"), a related party, involving the payment of certain fees. The Company's management, after reviewing available information relating to the claim and consulting with the Company's legal counsel, believes that the claim is without merit. In the event of an unanticipated adverse final determination with respect to this matter, the Company's results of operations for the period in which such determination occurs would be adversely affected by the amount of such determination.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. RELATED PARTY TRANSACTIONS

CSO VENTURES LLC

In September 1995, the Company issued 1,196,491 shares of common stock to CSO in consideration of the prior agreement of CSO to lend the Company $100,000 to finance the litigation against M6 and to assist the Company in its initial financing. In September 1995, the Company also entered into a consulting agreement with CSO, pursuant to which CSO provided financial advisory services to the Company for an annual fee of $120,000. The consulting agreement terminated in September 1996. In March 1997, the Company entered into a consulting agreement with CSO which provides for business development, operations and financial advisory services to be performed by CSO for an annual fee of $120,000. The agreement has a term of one year and is renewed automatically unless terminated by either party with 60 days written notice. Two members of CSO are also directors of the Company. Through December 31, 1997 and 1996, the Company has paid $90,000 and $120,000, respectively, in fees to CSO under these arrangements.

PROMISSORY NOTE TO THE CHAIRMAN OF THE BOARD

DSI entered into a promissory note with the Company's founder, a shareholder and the Chairman of the Board of Directors, in each of December 1992 and 1993 in the aggregate principal amount of $100,667. These notes were among the liabilities assumed by the Company pursuant to the 1995 Settlement Agreement. In November 1996, the Company entered into a promissory note with the same individual in the aggregate principal amount of $50,000. All the notes bore interest at 6% per annum on the outstanding principal balance. The aggregate principal balance of all outstanding notes including the related interest due the Chairman was $171,488 as of December 31, 1996. The notes were repaid in November 1997.

PROMISSORY NOTE TO SHAREHOLDER

In July 1993, DSI signed two promissory notes with a shareholder who is also the secretary to the Board of Directors. These notes were among the liabilities assumed by the Company pursuant to the 1995 Settlement Agreement. The principal of the notes aggregated $100,000 and bore interest at 6.5% per annum. The aggregate principal balance of all outstanding notes including the related interest due the shareholder was $122,750, as of December 31, 1996. The notes were repaid in November 1997.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. RELATED PARTY TRANSACTIONS (CONTINUED)

CONSULTING AGREEMENT

In September 1997, the Company entered into a one year consulting agreement with Burrill & Co. to provide advisory services. The principal of Burrill & Co. is a director of the Company. The agreement requires that the Company pay a monthly retainer of $10,000 as well as additional fees related to Burrill & Co.'s involvement in partnering arrangements. In 1997, the Company paid a total of $40,396 in connection with this agreement. The Company may terminate the arrangement at any time with sixty days notice.

7. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

The Company completed its initial public offering of common stock and common stock purchase warrants on November 5, 1997. The offering consisted of 1,200,000 units ("Units"), each unit consisting of one share of common stock, no par value, and a redeemable warrant to purchase one share of common stock at an exercise price of $7.625 per share. The Warrants may be exercised at any time beginning November 5, 1998 until November 4, 2002. The Company offered these units to the public at a price of $6.10 per unit. Upon the completion of the initial public offering, all of the convertible preferred shares outstanding as of the closing date were automatically converted into 908,615 shares of common stock. The shares and warrants comprising the units were detached and began trading separately on December 1, 1997.

In connection with a bridge financing, which was funded and repaid in 1997, the Company issued to the bridge financing investors warrants to purchase 81,254 shares exercisable at $6.00 per share and 2,084 shares exercisable at $7.625 per share. The bridge warrants may be exercised at any time beginning April 7, 1998 until April 7, 2002. The value of the warrants was deemed to be insignificant, therefore, the Company did not record any value for these warrants.

1995 STOCK OPTION PLAN

The Company's 1995 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. As of December 31, 1997, a total of 1,000,000 shares of common stock have been reserved for issuance under the Plan. The Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees and consultants of the Company.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. SHAREHOLDERS' EQUITY (CONTINUED)

1995 STOCK OPTION PLAN (CONTINUED)

The exercise price of all stock options granted under the Plan must be at least 100% of the fair value of the common stock of the Company on the grant date. The term of an incentive stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement; provided, however, that the right to exercise an option generally vests at the rate of at least 25% per year over four years from the grant date.

STOCK-BASED COMPENSATION

During 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 ("SFAS 123"). In accordance with SFAS 123, the Company applies APB 25 in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees at fair value, but does recognize compensation expense for options granted at prices below fair value. The valuation related to stock options granted to non-employees in 1996 was immaterial and, therefore, no value was recorded in the financial statements in 1996. The Company used the minimum value method to determine the fair value of stock options at the grant date issued in 1996, and in 1997, up to the date of the initial public offering. The weighted average assumptions used for 1996 were as follows; risk free rate of 6.4%, expected dividend yield of zero, weighted-average expected option life of 4 years. The weighted average assumptions for 1997 are as follows (options granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model with the expected volatility .70); risk-free interest rate of and 6.2%, expected dividend yield of zero, and a weighted-average expected option life of 4 years. The weighted-average estimated fair value of employee stock options granted during 1997 and 1996 was $1.92 and $0.51 per share for shares granted at fair value and $2.15 and $3.51 per share for shares granted below fair value, respectively.

The option valuation models used in 1997, were developed for using in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                  1997            1996
                                                --------------------------
Net loss - as reported                          $(1,236,452)    $(472,773)
Net loss - pro forma                            $(1,275,943)    $(548,811)
Net loss per share - as reported                $(0.34)         $(0.12)
Net loss per share pro forma                    $(0.35)         $(0.13)


A summary of the Company's stock option activity and related information for the period from inception (August 7, 1995) to December 31, 1997 follows:

                                                            OUTSTANDING OPTIONS
                                                          ------------------------
                                                                          WEIGHTED
                                                SHARES                    AVERAGE
                                               AVAILABLE   NUMBER         EXERCISE
                                               FOR GRANT  OF SHARES        PRICE
                                               ----------------------------------
        Shares authorized                       250,000        --              --
        Options granted                        (120,000)  120,000           $0.09
                                               --------   -------
Balance at December 31, 1995                    130,000   120,000           $0.09
        Shares authorized                            --        --              --
        Options granted at fair value            (3,334)    3,334           $0.09
        Options granted below fair value        (83,333)   83,333           $0.90
        Options exercised                            --   (91,667)          $0.09
                                               --------   -------
Balance at December 31, 1996                     43,333   115,000           $0.68
        Shares authorized                       750,000        --              --
        Options granted at fair value          (369,166)  369,166           $4.12
        Options granted below fair value       (153,333)  153,333           $3.00
        Options exercised                            --        --              --
                                               --------   -------
Balance at December 31, 1997                    270,834   637,499           $3.23
                                               ========   =======

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

Exercisable options at December 31, 1997, totaled 76,628.

Exercise prices for options outstanding as of December 31, 1997 ranged from $0.09 to $6.00. The following table summarizes information about options outstanding at December 31, 1997:

                     OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
            -----------------------------------           ----------------------------
                         WEIGHTED-                                        WEIGHTED-
                          AVERAGE    REMAINING                            AVERAGE-
EXERCISE       NUMBER    EXERCISE   CONTRACTUAL             NUMBER        EXERCISE
PRICES       OF OPTIONS    PRICE        LIFE              OF OPTIONS        PRICE
-----------------------------------------------           ------------------------------
                                    (In years)
$0.09         31,667      $0.09       7.85                16,988       $0.09
 0.90         83,333       0.90       8.82                24,640        0.90
 3.00        153,333       3.00       9.15                    --          --
 3.75        297,499       3.75       9.95                    --          --
5.25-6.00     71,667       5.64       9.48                35,000        6.00
             -------                                      ------
             637,499                                      76,628
             =======                                      ======

   For options granted through November 5, 1997, the Company recognized an aggregate of $517,050 as deferred compensation for the excess of the deemed fair value for financial statement presentation purposes of the Common Stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of options.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $1,900,000 and $1,100,000, respectively. The primary difference between the accumulated deficit and the net operating loss carryforwards relates to the deferred compensation which was paid in 1997. The net operating loss carryforwards will expire at various dates beginning on 2010 through 2012 if not utilized.

Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                             1997         1996
                                          -----------------------
Net operating loss carryforward           $  700,000    $ 380,000
Other                                        100,000      120,000
                                          ----------    ---------
Total deferred tax assets                    800,000      500,000
Valuation allowance for deferred tax
 assets                                     (800,000)    (500,000)
                                          ----------    ---------
Total                                     $       --    $      --
                                          ==========    =========

The change in the valuation allowance in 1997 was $300,000.

9. SUBSEQUENT EVENTS

PRIVATE PLACEMENT

In February 1998, the Company completed a private placement of 1,000,000 shares common stock for $8,000,000, with net proceeds of approximately $7,500,000. The Company is obligated to file a registration statement on Form S-3 no later than November 6, 1998.

RESEARCH AGREEMENT

In March 1998, the Company entered into a research agreement with the R. W. Johnson Pharmaceutical Research Institute ("PRI"), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company's Gastric Retention System. The Company will be paid for actual costs incurred, as incurred, at the fees stipulated in the agreement. The agreement may be terminated by PRI at any time upon 30 days written notice to the Company.

FACILITIES LEASE

In March 1998, the Company entered into a two-year sublease, which includes an option to renew, subject to approval by the Company and the sublessor, for two additional terms of twelve and ten months, respectively. Future payments under the lease for 1998, 1999 and 2000 total $207,900, $277,200 and $69,300, respectively.

FINANCIAL CONSULTING AGREEMENT

In February 1998, the Company entered into a letter of engagement with a three-year term with a financial advisor. As consideration for services to be rendered under this arrangement, the Company has granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 at an exercise price $9.625 per share. One third of the options vest on each of the three anniversary dates during the term of the agreement. The value of these options will be recorded in the quarter ended March 31, 1998.

                               INDEX TO EXHIBITS



       *3.1  Third Amended and Restated Articles of Incorporation
       *3.2  Form of Amended and Restated Articles of Incorporation
       *3.3  Bylaws
       *3.4  Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
       *4.1  Specimen Common Stock Certificate
       *4.2  Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
       *4.3  Form of Representative's Warrant Agreement including form of Representative's Warrant
       *4.4  Form of Warrant Agreement
       *4.5  Form of Lock-up Agreement
      *10.1  1995 Stock Option Plan, as amended
     *+10.2  Agreement dated July 11, 1996 between the Company and Bristol-Myers Squibb Company
     *+10.3  Feasibility Agreement dated May 13, 1996 between the Company and GalaGen Inc.
      *10.4  Agreement dated March 18, 1997 between the Company and CSO Ventures LLC
      *10.5  Lease Agreement between the Company and 1170 Chess Drive Limited Partnership dated
             September 2, 1992
      *10.6  First Amendment to lease agreement dated January 1, 1996 between the Company and SKW II
             Real Estate Partnership
      *10.7  Employment Agreement between DepoMed, Inc. and John W. Shell
      *10.8  Employment Agreement between DepoMed, Inc. and John W. Fara
      *10.9  Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities
             dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6
             Pharmaceuticals, Inc.
     *10.10  Form of Indemnification Agreement between the Company and its directors and executive officers
     *10.11  Letter Agreement dated October 25, 1996 between the Company and John W. Fara
     *10.12  Form of Agreement between the Company and Burrill & Company
       24.1  Power of Attorney (see page 25)
       27.1  Financial Data Schedule

_____________
* Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)
+       Confidential treatment granted.