Form 10QSB
period 1998-03-31
DEPOMED INC
filed 1998-05-14
CIK 1005201

                          UNITED STATESUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                               YES [X]    NO [_]

     The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of May 8, 1998, was 6,463,438.

                                 DEPOMED, INC

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
                                                                                                   PAGE
                                                                                                 --------
  Unaudited Condensed Balance Sheet at March 31, 1998..........................................         3

  Unaudited Condensed Statements of Operations for the three month periods ended
      March 31, 1998 and 1997 and the period from Inception (August 7, 1995) to
      March 31, 1998...........................................................................         4

  Unaudited Condensed Statements of Cash Flows for the three month periods ended
      March 31, 1998 and 1997 and the period from Inception (August 7, 1995) to
      March 31, 1998...........................................................................         5

  Notes to Unaudited Condensed Financial Statements............................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations...............................................................................         9

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................        15

Item 6. Exhibits and Reports on Form 8-K.......................................................        16

Signature......................................................................................        17

PART 1    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                       March 31,
                                                                         1998
                                                                         ----
ASSETS
Current assets:
     Cash and cash equivalents                                         $10,992,565
     Accounts receivable                                                   109,500
     Other current assets                                                   72,819
                                                                       -----------
Total current assets                                                    11,174,884

Property and equipment, net                                                307,391
Other assets                                                                12,557
                                                                       -----------
                                                                       $11,494,832
                                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $    71,606
     Accrued compensation                                                   63,272
     Capital lease obligation, current portion                              50,627
     Other current liabilities                                              42,589
                                                                       -----------
     Total current liabilities                                             228,094

Capital lease obligation, non-current portion Commitments                   90,536

Shareholders' equity:
     Common Stock                                                       14,515,337
     Deferred Compensation                                                (535,923)
     Deficit accumulated during the development stage                   (2,803,212)
                                                                       -----------
     Total shareholders' equity                                         11,176,202
                                                                       -----------
                                                                       $11,494,832
                                                                       ===========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three Months Ended                Inception
                                                                       March 31,                (August 7, 1995) to
                                                                       ---------                     March 31,
                                                                 1998              1997                1998
                                                                 ----              ----                ----
Product development revenue                                     $  109,500        $  127,039            $ 1,032,347

Operating expenses:
     Research and development                                      397,307           135,788              1,779,743
     General and administrative                                    301,245           170,499              1,810,137
     Purchase of in-process research and development                     -                 -                298,154
                                                                ----------        ----------            -----------

Total operating expenses                                           698,552           306,287              3,888,034

Loss from operations                                              (589,052)         (179,248)            (2,855,687)

Interest (income) expense, net                                     (95,733)            4,470                (52,475)
                                                                ----------        ----------            -----------

Net loss                                                        $ (493,319)       $ (183,718)           $(2,803,212)
                                                                ==========        ==========            ===========

Basic and diluted net loss per share
      (Historical in 1998 and pro forma in 1997)                    $(0.08)           $(0.04)
                                                                ----------        ----------

Shares used in computing basic and diluted net loss per
 share
     (Historical in 1998 and pro forma in 1997)                  5,874,549         4,263,447
                                                                ==========        ==========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                           Inception
                                                                            Three Months Ended         (August 7, 1995) to
                                                                                 March 31,                 March 31,
                                                                         -------------------------
                                                                             1998         1997                 1998
                                                                             ----         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $  (493,319)   $(183,718)          $(2,803,212)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                22,789       11,611               124,805
 Accrued interest expense on notes                                                 -        3,884                13,618
 Amortization of deferred compensation expense                                43,191       21,271               159,527
 Purchase of in-process research and development                                   -            -               298,154
 Changes in assets and liabilities:
 Accounts receivable                                                          35,387        6,597              (109,500)
 Other current assets                                                         (2,157)    (111,494)             (102,836)
 Other assets                                                                 27,860        5,782                17,445
 Accounts payable                                                           (207,650)      73,495                71,606
 Accrued compensation                                                         27,725       28,113                (4,204)
 Other current liabilities                                                   (31,497)      (2,638)               42,589
                                                                         -----------    ---------           -----------
Net cash used in operating activities                                       (577,671)    (147,097)           (2,292,008)
                                                                         -----------    ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          (44,425)     (19,533)             (182,434)
Purchases of short-term investments                                                -            -               (79,582)
Sales of short-term investments                                                    -            -                79,582
                                                                         -----------    ---------           -----------
Net cash used in investing activities                                        (44,425)     (19,533)             (182,434)
                                                                         -----------    ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                         (8,151)     (15,149)             (108,642)
Proceeds from issuance of notes                                                    -            -             1,050,000
Payments of notes                                                                  -            -            (1,000,000)
Payment of shareholder loans                                                       -            -              (294,238)
Proceeds from issuance of common stock                                     7,493,267      278,500            13,819,887
                                                                         -----------    ---------           -----------
Net cash provided by financing activities                                  7,485,116      263,351            13,467,007
                                                                         -----------    ---------           -----------

Net increase in cash and cash equivalents                                  6,863,020       96,721            10,992,565
Cash and cash equivalents at beginning of period                           4,129,545       10,802                     -
                                                                         -----------    ---------           -----------
Cash and cash equivalents at end of period                               $10,992,565    $ 107,523           $10,992,565
                                                                         ===========    =========           ===========


      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or future operating periods.

2. NET LOSS PER SHARE, HISTORICAL AND PRO FORMA

     Basic and Diluted Net Loss Per Share (Historical)
     -------------------------------------------------

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the FAS 128 requirements.

     Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is antidilutive. Pursuant to the SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"), which was issued in February 1998, common and common equivalent shares issued by the Company for nominal consideration during any of the periods for which a statement of operations was presented in the Company's initial public offering registration statement have been included in the calculation of basic and diluted net loss per share for all such periods in a manner similar to a stock split. The net loss per share calculations have been restated for all periods presented in accordance with SAB No. 98, which replaced SAB No. 83.

     Pro forma
     ---------

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that were automatically converted upon completion of the Company's November 5, 1997 initial public offering (the "Initial Public Offering"), using the as-if-converted method from the original date of issuance.

     The following table sets forth the computation of basic and diluted loss per share, on an historical and pro forma basis.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                                1998              1997
                                                                                ----              ----
Numerator:
     Net loss                                                                 $ (493,319)       $ (183,718)
                                                                              ----------        ----------
     Numerator for basic and diluted loss per share                             (493,319)         (183,718)
                                                                              ==========        ==========

Denominator:
     Denominator for basic and diluted net loss per share
     Historical                                                                5,874,549         3,354,825
                                                                              ==========

 Adjustments to reflect the effect of the assumed conversion of
   Convertible preferred stock from the date of issuance                                           908,622
                                                                                                ----------

     Denominator for computing basic and diluted net loss per share
          Pro forma                                                                              4,263,447
                                                                                                ==========

Basic and diluted net loss per share - historical                             $    (0.08)       $    (0.05)
                                                                              ==========        ==========

Basic and diluted net loss per share - pro forma                                                $    (0.04)
                                                                                                ==========

3. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or shareholders' equity.

4. RESEARCH ARRANGEMENTS

     In March 1998, the Company entered into a joint research agreement with R.
W. Johnson Pharmaceutical Research Institute ("PRI"), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company's Gastric Retention System (the "GR System"). The Company will be paid for actual costs incurred, as incurred, at the rates stipulated in the agreement. The agreement may be terminated by PRI at any time upon 30 days written notice to the Company.

5. SHAREHOLDERS' EQUITY

     In February 1998, the Company completed a private placement of 1,000,000 shares of common stock (the "Shares") for a purchase price of $8.00 per Share (the "Private Placement"), with net proceeds of $7,504,920. The Company is obligated to file a registration statement on Form S-3 registering the Shares no later than November 6, 1998.

                                 DEPOMED, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. COMMITMENTS

    Facilities Lease

     In March 1998, the Company entered into a two-year sublease, which includes an option to renew, subject to approval by the Company and the sublessor, for two additional terms of twelve and ten months, respectively. Future payments under the sublease for 1998, 1999 and 2000 are $207,900, $277,200 and $69,300,
respectively.

    Financial Consulting Agreement

     In February 1998, the Company entered into a three-year agreement with a financial advisor. As consideration for services to be rendered under this arrangement, the Company has granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 shares of common stock at an exercise price of $9.625 per share. One third of the options vests on each of the three anniversary dates during the term of the agreement. The fair value of these options is $178,400, as determined using the Black-Scholes Pricing Model. The amount will be expensed ratably over the term of the consulting agreement.

7. SUBSEQUENT EVENTS

     In April 1998, an amendment to the 1995 Stock Option Plan of DepoMed, Inc. (the "Plan") was approved by the Board of Directors, subject to shareholder approval, to limit the number of shares with respect to which options may be granted to no more than 500,000 shares to any one participant in any one-year period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with
     ------------------------------------------------------------------------
the Management's Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------------
Operations included with the Company's Annual Report on Form 10-KSB for the year
--------------------------------------------------------------------------------
ended December 31, 1997, and the Company's Financial Statements and related
---------------------------------------------------------------------------
notes thereto appearing elsewhere in this Quarterly Report. Except for the
--------------------------------------------------------------------------
historical information contained herein, the discussion in this Quarterly Report
--------------------------------------------------------------------------------
contains certain forward-looking statements that involve risks and uncertainties
--------------------------------------------------------------------------------
that could cause actual results to differ materially from those discussed here.
-------------------------------------------------------------------------------
Factors that could cause or contribute to such differences include those
------------------------------------------------------------------------
discussed in "Factors That May Affect Future Results" and elsewhere herein; as
------------------------------------------------------------------------------
well as in the Company's Annual Report on Form 10-KSB for the year ended
------------------------------------------------------------------------
December 31, 1997 and in other reports filed with the SEC from time to time.
----------------------------------------------------------------------------
The Company expressly disclaims any obligations or undertaking to release
-------------------------------------------------------------------------
publicly any updates or revisions to any forward-looking statements contained
-----------------------------------------------------------------------------
herein to reflect any changes in the Company's expectations with regard thereto
-------------------------------------------------------------------------------
or any change in events, conditions or circumstances on which any such statement
--------------------------------------------------------------------------------
are based.
----------

GENERAL

     Since its inception in August 1995, the Company has devoted substantially all its efforts to research and development conducted on its own behalf and through collaborations with pharmaceutical partners in connection with the GR System and the Reduced Irritation System (the "RI System") and together with the GR System, the DepoMed Systems ("DepoMed Systems"). The Company's primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing its offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, the Company has received only limited revenue, all of which has been from collaborative research and feasibility arrangements. At its inception in 1995, the Company acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. The Company has generated a cumulative net loss of $2,803,212 for the period from inception through March 31, 1998.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1998 and 1997

     Revenues for the three months ended March 31, 1998 and 1997 were approximately $110,000 and $127,000, respectively, and consisted primarily in 1998 and entirely in 1997 of amounts earned under the research and development arrangement with Bristol-Myers Squibb Company ("BMS"). The Company anticipates that research and development payments from BMS will decline in 1998 as a result of the Company having completed most of the technology transfer to BMS for the GR System. The Company received research and development revenues in March 1998 in connection with the feasibility agreement with PRI entered into in March 1998. See Note 4 of the Notes to Unaudited Condensed Financial Statements.

     Research and development expenses for the three months ended March 31, 1998 were approximately $397,000 compared to approximately $136,000 during the three months ended March 31, 1997. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. In March 1998, the Company entered into a sublease for additional space, part of which will be allocated to research and development. The Company plans to hire additional laboratory personnel and, accordingly, anticipates that research and development salaries, benefits, supplies and related expenses will continue to increase in 1998.

     General and administrative expenses for the three months ended in March 31, 1998 were approximately $301,000 compared to approximately $170,000 during the three months ended March 31, 1997. The increase was due to the hiring of additional employees, and related expenses. Further, as the result of becoming a public company in November 1997, the Company incurred for the first time such associated expenses as directors' and officers' insurance, key person life insurance, and investor relations. The Company entered into a sublease for additional space in March 1998, which will result in higher occupancy expense. The Company plans to hire additional administrative personnel and accordingly anticipates that salaries, benefits and related expenses will increase in 1998.

     Net interest income was approximately $96,000 for the three months ended in March 31, 1998 compared to a net interest expense of approximately $4,500 during the three months ended March 31, 1997. The increase was due to increased interest income earned on funds raised in the Company's initial public offering in November 1997 and a private placement in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the three months ended March 31, 1998 was approximately $578,000 compared to approximately $147,000 for the three months ended March 31, 1997. During the three months ended March 31, 1998 the net loss and decreases in accounts payable and other current liabilities more than offset the increases in accrued compensation and decreases in accounts receivable and other assets. During the three months ended March 31, 1997 increases in accounts payable and accrued compensation approximated the increase in prepaid expenses, which were expenses that were capitalized as expenses of the initial public offering.

     Cash used in investing activities in the three months ended March 31, 1998 totaled approximately $44,000 and consisted of purchases of laboratory equipment, fixtures and office equipment. Net cash used in investing activities in the three months ended March 31, 1997 totaled approximately $20,000 and consisted of purchases of laboratory equipment, fixtures and office equipment. The Company expects that capital expenditures during the next 12 months will include leasehold improvements on its newly leased facilities described in Note 6 of the Notes to Unaudited Condensed Financial Statements. The Company expects that capital expenditures may also include pilot manufacturing equipment, and product development and quality control laboratory equipment.

     Cash provided by financing activities in the three months ended March 31, 1998 was approximately $7,485,000, which consists almost entirely of the proceeds recognized when the Company completed a Private Placement of 1,000,000 shares of Common Stock at a price of $8.00 per share. See Note 5 of the Notes to Unaudited Condensed Financial Statements. Cash provided by financing activities in the three months ended March 31, 1997 was approximately $263,000, which consisted primarily of the net proceeds from the Series B Preferred financing which was subsequently converted into common stock in connection with the Initial Public Offering.

     The Company anticipates that its existing capital resources will enable it to meet its capital and operational requirements through the end of 1999. Cash needs of the Company may vary materially from those now planned because of results of research and development, relationships with possible collaborative partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, results of clinical testing, requirements of the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory processes and other factors. The Company will require substantial funds of its own or from third parties to conduct research and development, preclinical and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) the products utilizing the DepoMed Systems. The Company's existing capital resources may not be sufficient to fund the Company's operations through commercialization of products yielding sufficient revenues to support the Company's operations. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company may have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company.

NET OPERATING LOSSES

     The Company has not generated any taxable income to date. At March 31, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $2,100,000. Because the Company has experienced ownership changes, future utilization of carry forwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2012 if not utilized. As a result of the annual limitation, anticipated and future losses, all or a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

EARLY STAGE OF DEVELOPMENT; WORKING CAPITAL DEFICIT; LIMITED REVENUES; LIMITED OPERATING HISTORY

     The Company is at an early stage of development and is subject to all the business risks associated with a new enterprise, including constraints on the Company's financial and personnel resources, lack of established credit facilities and collaborative partnering relationships, and uncertainties regarding product development and future revenues. At March 31, 1998, the Company had an accumulated deficit of approximately $2,803,000. The Company anticipates that it will continue to incur substantial additional operating losses for at least the next several years and expects cumulative losses to increase as the Company's research and development efforts expand. The Company has had only minimal revenues to date from collaborative research and development arrangements and feasibility studies, and no revenues from product sales. There can be no assurance as to when or whether it will be able to develop significant sources of revenue or that its operations will become profitable, even if it is able to commercialize any products. The Company has only a limited history of operations, consisting primarily of development of its products and sponsorship of research.

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

                          PART II. OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On November 4, 1997, a Registration Statement on Form SB-2 (No. 333-25445) was declared effective by the SEC pursuant to which the Company issued 1,200,000 units consisting of one share of Common Stock ("the Units") and one Common Stock Purchase Warrant (the "Warrants"). The Units were sold for the account of the Company at a price of $6.10 per Unit, generating $7,320,000 in gross proceeds to the Company. On December 1, 1997, the Common Stock and Warrants commenced trading separately, and on December 8, 1997, the Units ceased trading. The initial public offering was managed by National Securities Corporation.

     From the effective date of the Registration Statement to March 31, 1998, the Company incurred approximately $586,000 in underwriting discounts and commissions, approximately $231,000 of expenses paid to or for the underwriters, and approximately $679,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,824,000. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of the Company, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the Initial Public Offering, the Company paid Dr. John Fara, the Company's Chief Executive Officer, an incentive bonus of $100,000.

     From the effective date of the Registration Statement to March 31, 1998, the Company has used approximately $812,000 to fund ongoing operations.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 1998, the Company sold 1,000,000 shares of its Common Stock at $8.00 per share to three investors. Based on the representations made by such investors in the common stock purchase agreement, the shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

               4.1       Common Stock Purchase Agreement dated February 23, 1988

             *10.1 R. W. Johnson Pharmaceutical Research Institute Joint Research Agreement dated February 20, 1998

              10.2 Sublease Agreement Relating to Property Located at 366 Lakeside Drive, Foster City, CA, dated February 18, 1998

              27.1       Financial Data Schedule


              (b)   Reports on Form 8-K

                    None

               * Confidential treatment requested with respect to certain portions of the agreement.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1998                  DEPOMED, INC.


                               By /s/ John F. Hamilton
                               -----------------------
                               John F. Hamilton
                               Vice President and
                               Chief Financial Officer
                               (Authorized Officer and
                               Principal Accounting
                               and Financial Officer)

                                 Exhibit Index


                              Exhibit Description

 4.1   Common Stock Purchase Agreement dated February 23, 1988

*10.1 R. W. Johnson Pharmaceutical Research Institute Joint Research Agreement dated February 20, 1998

 10.2 Sublease Agreement Relating to Property Located at 366 Lakeside Drive, Foster City, CA, dated February 18, 1998

 27.1  Financial Data Schedule

       Reports on Form 8-K


       None

* Confidential treatment requested with respect to certain portions of the agreement.