Form 10QSB
period 1998-06-30
DEPOMED INC
filed 1998-08-04
CIK 1005201

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                             366 LAKESIDE DRIVE
                        FOSTER CITY, CALIFORNIA 94404
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

                               YES [X]  NO [_]

          The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of July 31, 1998, was 6,463,438.

                                DEPOMED, INC.



PART I  FINANCIAL INFORMATION


Item 1. Financial Statements:

                                                                                                   PAGE
                                                                                                 --------
  Unaudited Condensed Balance Sheet at June 30, 1998...........................................         3

  Unaudited Condensed Statements of Operations for the three month periods ended
      June 30, 1998 and 1997, the six month periods ended June 30, 1998 and 1997
      and the period from inception (August 7, 1995) to June 30, 1998..........................         4

  Unaudited Condensed Statements of Cash Flows for the six month periods ended
      June 30, 1998 and 1997 and the period from inception (August 7, 1995) to
      June 30, 1998............................................................................         5

  Notes to Unaudited Condensed Financial Statements............................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................         8

 PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................        17

Item 4. Submission of Matters to a Vote of Security Holders....................................        18

Item 6. Exhibits and Reports on Form 8-K.......................................................        19

Signature......................................................................................        20

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 DEPOMED, INC.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                                    June 30,
                                                                                      1998
                                                                                   -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                         $ 8,676,314
 Short-term investments                                                              1,006,823
 Accounts receivable                                                                   129,803
 Other current assets                                                                   75,644
                                                                                   -----------
Total current assets                                                                 9,888,584

Property and equipment, net                                                            531,702
Long-term investments                                                                  501,172
Other assets                                                                           35, 641
                                                                                   -----------
                                                                                   $10,957,099
                                                                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                  $    78,359
 Accrued compensation                                                                   69,009
 Capital lease obligation, current portion                                              54,909
 Other current liabilities                                                              20,895
                                                                                   -----------
     Total current liabilities                                                         223,172

Capital lease obligation, non-current portion                                           94,180
Commitments

Shareholders' equity:
 Common stock                                                                       14,514,701
 Deferred compensation                                                                (485,603)
 Deficit accumulated during the development stage                                   (3,389,351)
                                                                                   -----------
     Total shareholders' equity                                                     10,639,747
                                                                                   -----------
                                                                                   $10,957,099
                                                                                   ===========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended June 30,             Six Months Ended June 30,              Inception
                              -------------------------------------  --------------------------------------    (August 7, 1995)
                                     1998               1997                1998                1997           to June 30, 1998
                              ------------------  -----------------  ------------------  ------------------  --------------------
Product development revenue          $  129,803         $  224,698         $   239,303          $  351,737           $ 1,162,150

Operating expenses:
    Research and development            442,008            192,815             839,315             328,603             2,221,751
    General and                         420,604            260,244             721,849             430,743             2,230,741
     administrative
    Purchase of in-process
     research                                 -                  -                   -                   -               298,154
     and development                 ----------         ----------         -----------          ----------           -----------

Total operating expenses                862,612            453,059           1,561,164             759,346             4,750,646

Loss from operations                   (732,809)          (228,361)         (1,321,861)           (407,609)           (3,588,496)

Interest income (expense),              146,670            (15,640)            242,403             (20,110)              199,145
 net                                 ----------         ----------         -----------          ----------           -----------


Net loss                             $ (586,139)        $ (244,001)        $(1,079,458)         $ (427,719)          $(3,389,351)
                                     ==========         ==========         ===========          ==========           ===========

Basic and diluted net loss
 per share
    (Pro forma in 1997)                  $(0.09)            $(0.06)             $(0.17)             $(0.10)
                                     ----------         ----------         -----------          ----------

Shares used in computing
 basic and diluted net
  loss per share
     (Pro forma in 1997)              6,463,438          4,263,447           6,170,620           4,263,447
                                     ==========         ==========         ===========          ==========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                Inception
                                                                        Six Months Ended June 30,            (August 7, 1995)
                                                                        1998                  1997           to June 30, 1998
                                                                ---------------------  ------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(1,079,458)         $ (427,719)          $(3,389,351)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                                63,910              27,586               165,926
 Accrued interest expense on notes                                                 -              21,793                13,618
 Amortization of deferred compensation expense                                93,511              52,646               209,847
      Purchase of in-process research and development                              -                   -               298,154
 Changes in assets and liabilities:
   Accounts receivable                                                        15,084             (65,977)             (129,803)
   Other current assets                                                       25,035            (388,984)              (75,644)
   Other assets                                                              (25,242)              4,272               (35,657)
   Accounts payable                                                         (200,897)            142,525                78,359
   Accrued compensation                                                       33,462              42,275                 1,533
   Other current liabilities                                                 (53,191)             (6,583)               20,895
                                                                         -----------          ----------           -----------
Net cash used in operating activities                                     (1,127,786)           (598,166)           (2,842,123)
                                                                         -----------          ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         (279,759)            (45,896)             (417,768)
Purchases of investments                                                  (1,507,995)                  -            (1,587,577)
Proceeds from sale of investments                                                  -                   -                79,582
                                                                         -----------          ----------           -----------
Net cash used in investing activities                                     (1,787,754)            (45,896)           (1,925,763)
                                                                         -----------          ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                                        (30,322)            (18,651)             (130,813)
Proceeds from issuance of notes                                                    -           1,000,000             1,050,000
Payments of notes                                                                  -                   -            (1,000,000)
Payment of shareholder loans                                                       -                   -              (294,238)
Proceeds from issuance of common stock                                     7,492,631             278,500            13,819,251
                                                                         -----------          ----------           -----------
Net cash provided by financing activities                                  7,462,309           1,259,849            13,444,200
                                                                         -----------          ----------           -----------

Net increase in cash and cash equivalents                                  4,546,769             615,787             8,676,314
Cash and cash equivalents at beginning of period                           4,129,545              10,802                     -
                                                                         -----------          ----------           -----------
Cash and cash equivalents at end of period                               $ 8,676,314          $  626,589           $ 8,676,314
                                                                         ===========          ==========           ===========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or future operating periods.

2. CASH AND CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks, and money market instruments with maturities of 90 days or less. Short and long-term investments consist of debt securities with original maturities between 90 days and 2 years. The debt securities are all classified as available-for-sale.

3. NET LOSS PER SHARE, HISTORICAL AND PRO FORMA

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

   Pro forma
   ---------

   Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that were automatically converted upon completion of the Company's November 5, 1997 initial public offering, using the as-if-converted method from the original date of issuance.



   The following table sets forth the computation of basic and diluted loss per share, on an historical and pro forma basis.


                                              Three Months Ended June 30,            Six Months Ended June 30,
                                          ------------------------------------  -----------------------------------
                                                1998               1997               1998               1997
                                          -----------------  -----------------  -----------------  ----------------
Numerator:
     Net loss                                   $ (586,139)        $ (244,001)       $(1,079,458)       $ (427,719)
                                                ==========         ==========        ===========        ==========
     Numerator for basic and diluted
       loss per share                             (586,139)          (244,001)        (1,079,458)         (427,719)
                                                ==========         ==========        ===========        ==========

Denominator:
     Denominator for basic and diluted
       loss per share
     Historical                                  6,463,438          3,354,825          6,170,620         3,354,825
                                                ==========                           ===========

   Adjustments to reflect the effect
     of the assumed conversion of
      convertible preferred stock from
      the date of issuance                                            908,622                              908,622
                                                                   ----------                           ----------

     Denominator for computing basic
       and diluted net loss per share
     Pro forma                                                      4,263,447                            4,263,447
                                                                   ==========                           ==========

Basic and diluted net loss per share -
     Historical                                 $    (0.09)        $    (0.07)       $     (0.17)       $    (0.13)
                                                ==========         ==========        ===========        ==========

Basic and diluted net loss per share -
     Pro Forma                                                     $    (0.06)                          $    (0.10)
                                                                   ==========                           ==========

4. COMPREHENSIVE INCOME

          As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this statement had no material impact on the Company's net loss or shareholders' equity.

5. COMMITMENTS

          In March 1998, the Company entered into a two-year sublease, which includes an option to renew, subject to approval by the Company and the sublessor, for two additional terms of twelve and ten months, respectively. Future payments under the sublease for 1998, 1999 and 2000 are $138,600, $277,200 and $69,300, respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction
          -------------------------------------------------------------------
with the Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations included with the Company's Annual Report on Form 10-KSB for the
------------------------------------------------------------------------------
year ended December 31, 1997, and the Company's Financial Statements and related
--------------------------------------------------------------------------------
notes thereto appearing elsewhere in this Quarterly Report.  Except for the
---------------------------------------------------------------------------
historical information contained herein, the discussion in this Quarterly Report
--------------------------------------------------------------------------------
contains certain forward-looking statements that involve risks and uncertainties
--------------------------------------------------------------------------------
that could cause actual results to differ materially from those discussed here.
--------------------------------------------------------------------------------
Factors that could cause or contribute to such differences include those
------------------------------------------------------------------------
discussed in "Factors That May Affect Future Results" and elsewhere herein; as
------------------------------------------------------------------------------
well as in the Company's Annual Report on Form 10-KSB for the year ended
------------------------------------------------------------------------
December 31, 1997 and in other reports filed with the SEC from time to time.
-----------------------------------------------------------------------------
The Company expressly disclaims any obligation or undertaking to release
------------------------------------------------------------------------
publicly any updates or revisions to any forward-looking statements contained
-----------------------------------------------------------------------------
herein to reflect any changes in the Company's expectations with regard thereto
-------------------------------------------------------------------------------
or any change in events, conditions or circumstances on which any such statement
--------------------------------------------------------------------------------
are based.
---------

GENERAL

          Since its inception in August 1995, the Company has devoted substantially all its efforts to research and development conducted on its own behalf and through collaborations with pharmaceutical partners in connection with the Gastric Retention System (the "GR System") and the Reduced Irritation System (the "RI System" and together, the DepoMed Systems "DepoMed Systems"). The Company's primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing its offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, the Company has received only limited revenue, all of which has been from collaborative research and feasibility arrangements. At its inception in 1995, the Company acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. The Company has generated a cumulative net loss of $3,389,351 for the period from inception (August 7, 1995) through June 30, 1998.

          The Company intends to continue investing in the further development of its drug delivery technologies and the DepoMed Systems. The Company also intends to develop products based on generic and over-the-counter compounds, such as a reduced irritation aspirin product and an enhanced absorption calcium supplement product, internally. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, the Company will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. The Company will need to make additional capital investments in laboratories and related facilities, including acquisition of laboratory and pilot scale manufacturing equipment. As additional personnel are hired in 1998 and beyond, expenses can be expected to increase from their 1997 levels.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1998 and 1997

          Revenues for the three months ended June 30, 1998 and 1997 were approximately $129,800 and $224,700, respectively. These revenues consisted entirely in 1998 of amounts earned under the feasibility arrangement with R. W. Johnson Pharmaceutical Research Institute ("PRI") and consisted entirely in 1997 of amounts earned under the research and development arrangement with Bristol-Myers Squibb Company ("BMS"). The Company does not anticipate additional research and development revenues from the BMS arrangement as the Company has completed its activities for BMS.

          Research and development expenses for the three months ended June 30, 1998 were approximately $442,000 compared to approximately $192,800 during the three months ended June 30, 1997. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. In March 1998 the Company entered into a sublease for additional space, and in June 1998, relocated its offices and laboratories to the new facility. Part of the increased occupancy expense is allocated to research and development. The Company plans to hire additional laboratory personnel and, accordingly, anticipates that research and development salaries, benefits, supplies and related expenses will continue to increase in 1998.

  General and administrative expenses for the three months ended in June 30, 1998 were approximately $420,600 compared to approximately $260,200 during the three months ended June 30, 1997. The increase was due to costs associated with becoming a public company, including directors' and officers' insurance, key person life insurance and investor relations. The Company entered into a sublease for additional space in March 1998, which resulted in higher occupancy expense.

  Net interest income was approximately $146,700 for the three months ended in June 30, 1998 compared to a net interest expense of approximately $15,600 during the three months ended June 30, 1997. The increase was due to increased interest income earned on funds raised in the Company's initial public offering in November 1997 and a private placement in February 1998 and includes immaterial gains realized on sale of securities.

  Six Months Ended June 30, 1998 and 1997

  Revenues for the six months ended June 30, 1998 and 1997 were approximately $239,300 and $351,700, respectively. In 1998, these revenues consisted of amounts earned under the research and development, and feasibility, arrangements with BMS and PRI, respectively. In 1997, revenues consisted entirely of amounts earned under the research and development arrangement with BMS. Research and development payments from BMS declined as a result of the Company having completed its activities for BMS in March 1998.

  Research and development expenses for the six months ended June 30, 1998 were approximately $839,300 compared to approximately $328,600 during the six months ended June 30, 1997. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. Research and development allocation of occupancy expense also increased due to the Company's sublease of larger facilities in March 1998.

  General and administrative expenses for the six months ended in June 30, 1998 were approximately $721,800 compared to approximately $430,700 during the six months ended June 30, 1997. The increase was due to expenses for insurance and investor relations incurred as a result of becoming a public company and the increased occupancy expense of the Company's newly subleased facility.

  Net interest income was approximately $242,400 for the six months ended in June 30, 1998 compared to a net interest expense of approximately $20,100 during the six months ended June 30, 1997. The increase was due to increased interest income earned on funds raised in the Company's initial public offering in November 1997 and a private placement in February 1998 and includes immaterial gains realized on sale of securities.


LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operations in the six months ended June 30, 1998 was approximately $1,127,800 compared to approximately $598,200 for the six months ended June 30, 1997. During the six months ended June 30, 1998 the net loss and decreases in accounts payable and other current liabilities more than offset the increases in other current assets and accrued compensation and the decreases in other assets and accounts receivable. During the six months ended June 30, 1997 the net loss and increases in capitalized offering costs and accounts receivable more than offset increases in accounts payable and amortization of deferred compensation.

  Cash used in investing activities in the six months ended June 30, 1998 totaled approximately $1,787,800 and consisted primarily of purchases of short-term investments as well as laboratory equipment, fixtures and office equipment. Net cash and sales used in investing activities in the six months ended June 30, 1997 totaled approximately $45,900 and consisted of purchases of laboratory equipment, fixtures and office equipment. The Company expects that future capital expenditures may include pilot manufacturing equipment, and product development and quality control laboratory equipment.

  Cash provided by financing activities in the six months ended June 30, 1998 was approximately $7,462,300, which consisted almost entirely of the proceeds recognized in February 1998, when the Company completed a private placement of 1,000,000 shares of Common Stock at a price of $8.00 per share, with net proceeds of approximately $7,492,200. Cash provided by financing activities in the six months ended June 30, 1997 was approximately $1,259,800, which consisted primarily of a bridge loan financing and of the net proceeds from the Series B Preferred financing which was subsequently converted into common stock in connection with the initial public offering.

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



NET OPERATING LOSSES

  The Company has not generated any taxable income to date. At June 30, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $2,313,000. Because the Company has experienced ownership changes, future utilization of carry forwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2012 if not utilized. As a result of the annual limitation, anticipated and future losses, all or a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.



FACTORS THAT MAY AFFECT FUTURE RESULTS

EARLY STAGE OF DEVELOPMENT; WORKING CAPITAL DEFICIT; LIMITED REVENUES; LIMITED OPERATING HISTORY

  The Company is at an early stage of development and is subject to all the business risks associated with a new enterprise, including constraints on the Company's financial and personnel resources, lack of established credit facilities and collaborative partnering relationships, and uncertainties regarding product development and future revenues. At June 30, 1998, the Company had an accumulated deficit of approximately $3,389,300. The Company anticipates that it will continue to incur substantial additional operating losses for at least the next several years and expects cumulative losses to increase as the Company's research and development efforts expand. The Company has had only minimal revenues to date from collaborative research and development arrangements and feasibility studies, and no revenues from product sales. There can be no assurance as to when or whether it will be able to develop significant sources of revenue or that its operations will become profitable, even if it is able to commercialize any products. The Company has only a limited history of operations, consisting primarily of development of its products and sponsorship of research.

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

DEPENDENCE ON AND NEED FOR COLLABORATIVE PARTNERS

  The Company's strategy for the research, development, clinical testing, manufacturing and commercialization of products utilizing the DepoMed Systems requires entering into collaborative arrangements with pharmaceutical and/or biotechnology companies. The Company has received substantially all of its revenues since inception from its collaborative partners and intends to enter into additional collaborative arrangements to fund the continued development of the DepoMed Systems, commercialize potential products utilizing the DepoMed Systems and assist in obtaining regulatory approval. Although the Company has entered into a joint research agreement with BMS and a feasibility study with PRI, there can be no assurance that either BMS or PRI will choose to continue to fund these projects or enter into arrangements to commercialize products utilizing the DepoMed Systems or, if they do, that any products utilizing the DepoMed Systems will be successfully developed or commercialized. For example, pursuant to the research and development arrangement, BMS's option to license the DepoMed GR System expires in April 1999. There can be no assurance, however, that BMS will exercise such option or, even if such option is exercised, that products will be developed or commercialized. In addition, in May 1996, the Company and GalaGen Inc. ("GalaGen") entered into a feasibility study involving the use of the GR System to deliver oral immunoglobulin products developed by GalaGen. Although the study demonstrated the effectiveness of the GR System in protecting GalaGen's incorporated product while the GR System was in simulated gastric fluid, GalaGen has not chosen to enter into a product development agreement with the Company. Further, there can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products developed under the collaborations or that the Company will be able to negotiate future collaborative arrangements on acceptable terms, if at all, or that such collaborations will be successful. Any parallel development by a collaborative partner of alternative technologies or products, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a collaborative partner to devote sufficient resources to the development and commercialization of products utilizing the DepoMed Systems could have a material adverse effect on the Company.

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

     The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities and its and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.

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

  From the effective date of the Registration Statement to June 30, 1998, the Company incurred approximately $586,000 in underwriting discounts and commissions, approximately $231,000 of expenses paid to or for the underwriters, and approximately $679,600 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,823,400. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of the Company, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the Initial Public Offering, the Company paid Dr. John Fara, the Company's Chief Executive Officer, an incentive bonus of $100,000.

  From the effective date of the Registration Statement to June 30, 1998, the Company has used approximately $1,498,000 to fund ongoing operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of shareholders on June 18, 1998 (the "Annual Meeting") to consider and vote on the following proposals: (i) election of directors until the next Annual Meeting (Proposal 1), (ii) amendment to the company's 1995 Stock Option Plan (the "Plan") increasing the number of shares available for issuance from 666,667 to 1,000,000 (Proposal 2), (iii) amendment to the Plan limiting the number of shares that may be granted to any participant in any one-year period (Proposal 3), and (iv) ratification of Ernst & Young LLP as the Company's independent auditors (Proposal 4).

  Proposal 1  Drs. John W. Shell, John W. Fara, Mr. John N. Shell, Mr. G. Steven
  ----------
Burrill and Dr. Leigh Thompson, each of whom was a director of the Company prior to the Annual Meeting, were elected as directors of the Company to serve until the next annual meeting of the shareholders of the Company. Of the 5,084,737 shares voted at the Annual Meeting, 5,084,737 shares were voted for the election of Drs. Shell, Fara and Thompson and 5,082,737 shares were voted for the election of Messrs. Shell and Burrill with 2,000 shares voting against Messrs. Shell and Burrill.

  Proposal 2  The shareholders of the Company approved Proposal 2 with a vote of
  ----------
3,192,157 shares voted for, 1,205,196 shares against, 2,750 abstaining and 684,634 shares not voting.

  Proposal 3  The shareholders of the Company approved Proposal 3 with a vote
  ----------
of 3,883,411 shares for, 1,198,826 shares against with 2,500 shares abstaining.

  Proposal 4  The shareholders of the Company approved Proposal 4 with a vote of
  ----------
5,080,237 for, 500 shares against with 4,000 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

          27.1  Financial Data Schedule

           (b)  Reports on Form 8-K

                None

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 3, 1998    DEPOMED, INC.



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


 27.1  Financial Data Schedule