Form 10QSB
period 1998-09-30
DEPOMED INC
filed 1998-11-02
CIK 1005201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES [X]  NO [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of October 29, 1998, was 6,463,438.

                                 DEPOMED, INC.


                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                                                                                                      PAGE
                                                                                                      ----
  Unaudited Condensed Balance Sheet at September 30, 1998......................................          3

  Unaudited Condensed Statements of Operations for the three month periods ended
      September 30, 1998 and 1997, the nine month periods ended September 30, 1998
      and 1997 and the period from inception (August 7, 1995) to September 30, 1998............          4

  Unaudited Condensed Statements of Cash Flows for the nine month periods ended
      September 30, 1998 and 1997 and the period from inception (August 7, 1995) to
      September 30, 1998.......................................................................          5

  Notes to Unaudited Condensed Financial Statements............................................          6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations.............................................................................          9

                                         PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................         19

Item 6. Exhibits and Reports on Form 8-K.......................................................         20

Signature......................................................................................         21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                                                                  SEPTEMBER 30,
                                                                                      1998
                                                                                      ----
ASSETS
Current assets:
 Cash and cash equivalents                                                          $ 6,282,918
 Short-term investments                                                               1,005,670
 Accounts receivable                                                                    217,687
 Other current assets                                                                    67,222
                                                                                    -----------
     Total current assets                                                             7,573,497

Property and equipment, net                                                             766,238
Long-term investments                                                                 2,026,280
Other assets                                                                             32,236
                                                                                    -----------
                                                                                    $10,398,251
                                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                   $   138,861
 Accrued compensation                                                                    68,285
 Capital lease obligation, current portion                                               53,483
                                                                                    -----------
     Total current liabilities                                                          260,629

Capital lease obligation, non-current portion                                            82,977
Commitments

Shareholders' equity:
 Common stock                                                                        14,514,224
 Deferred compensation                                                                 (438,420)
 Unrealized gain or loss on securities                                                   13,687
 Deficit accumulated during the development stage                                    (4,034,846)
                                                                                    -----------
     Total shareholders' equity                                                      10,054,645
                                                                                    -----------
                                                                                    $10,398,251
                                                                                    ===========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                      ------------------------           -------------------           INCEPTION
                                           SEPTEMBER 30,                    SEPTEMBER 30,           (AUGUST 7, 1995)
                                           -------------                    -------------                  TO
                                      1998               1997            1998           1997       SEPTEMBER 30, 1998
                                      ----               ----            ----           ----       -------------------
Product development revenue        $  217,687        $  104,454     $   456,990    $  456,191           $ 1,379,837
Operating expenses:
    Research and development          573,673           244,778       1,412,987       573,381             2,795,424
    General and administrative        416,341           219,095       1,138,191       649,838             2,647,082
    Purchase of in-process
        research and development            -                 -               -             -               298,154
                                   ----------        ----------     -----------    ----------           -----------

Total operating expenses              990,014           463,873       2,551,178     1,223,219             5,740,660

Loss from operations                 (772,327)         (359,419)     (2,094,188)     (767,028)           (4,360,823)

Interest income (expense), net        126,831           (17,269)        369,234       (37,379)              325,976
                                   ----------        ----------     -----------    ----------           -----------

Net loss                           $ (645,496)       $ (376,688)    $(1,724,954)   $ (804,407)          $(4,034,847)
                                   ==========        ==========     ===========    ==========           ===========


Basic and diluted net loss per
 share                             $    (0.10)       $    (0.11)    $     (0.28)   $    (0.24)
                                   ----------        ----------     -----------    ----------

Shares used in computing
 basic and diluted net loss
 per share                          6,463,438         3,354,825       6,269,299     3,354,825
                                   ==========        ==========     ===========    ==========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                 -----------------              INCEPTION
                                                                   SEPTEMBER 30,            (AUGUST 7, 1995)
                                                                   -------------                   TO
                                                                1998            1997       SEPTEMBER 30, 1998
                                                                ----            ----       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (1,724,954)   $  (804,407)           $(4,034,847)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation and amortization                                   139,130         42,173                241,146
 Accrued interest expense on notes                                     -         40,654                 13,618
 Amortization of deferred compensation expense                   140,695         84,961                257,031
 Purchase of in-process research and development                       -              -                298,154
 Changes in assets and liabilities:
   Accounts receivable                                           (72,800)       (29,803)              (217,687)
   Other current assets                                           33,457       (893,787)               (67,222)
   Other assets                                                  (21,837)         4,320                (32,252)
   Accounts payable                                             (140,395)       510,157                138,861
   Accrued compensation                                           32,738         44,202                    809
   Other current liabilities                                     (74,086)        (6,749)                     -
                                                            ------------    -----------            -----------
Net cash used in operating activities                         (1,688,052)    (1,008,279)            (3,402,389)
                                                            ------------    -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                             (589,515)       (55,968)              (727,524)
Purchases of investments                                      (3,018,263)             -             (3,097,845)
Proceeds from sale of investments                                      -              -                 79,582
                                                            ------------    -----------            -----------
Net cash used in investing activities                         (3,607,778)       (55,968)            (3,745,787)
                                                            ------------    -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations                            (42,951)       (24,100)              (143,442)
Proceeds from issuance of notes                                        -      1,000,000              1,050,000
Payments of notes                                                      -              -             (1,000,000)
Payment of shareholder loans                                           -              -               (294,238)
Proceeds from issuance of common stock                         7,492,154        278,500             13,818,774
                                                            ------------    -----------            -----------
Net cash provided by financing activities                      7,449,203      1,254,400             13,431,094
                                                            ------------    -----------            -----------

Net increase in cash and cash equivalents                      2,153,373        190,153              6,282,918
Cash and cash equivalents at beginning of period               4,129,545         10,802                      -
                                                            ------------    -----------            -----------
Cash and cash equivalents at end of period                  $  6,282,918    $   200,955            $ 6,282,918
                                                            ============    ===========            ===========

      See accompanying notes to Unaudited Condensed Financial Statements.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or future operating periods.

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

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)


The following table sets forth the computation of basic and diluted loss per share, on an historical and pro forma basis.


                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        ------------------                    -----------------
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -------------                        -------------
                                                    1998                 1997              1998                1997
                                                    ----                 ----              ----                ----
Numerator:
     Net loss                                    $ (645,496)           $ (376,688)        $(1,724,954)        $ (804,407)
                                                 ==========            ==========         ===========         ==========


Denominator:
     Denominator for basic and diluted
       net loss per share
     Historical                                   6,463,438             3,354,825           6,269,299          3,354,825
                                                 ==========                               ===========

   Adjustments to reflect the effect
     of the assumed conversion of
     convertible preferred stock from
     the date of issuance                                                 908,622                                908,622
                                                                       ----------                             ----------

   Denominator for computing basic
     and diluted net loss per share
   Pro forma                                                            4,263,447                              4,263,447
                                                                       ==========                             ==========

Basic and diluted net loss per share-
   Historical                                    $    (0.10)           $    (0.11)        $     (0.28)        $    (0.24)
                                                 ==========            ==========         ===========         ==========

Basic and diluted net loss per share
   Pro Forma                                                           $    (0.09)                            $    (0.19)
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

5. COMMITMENTS

          In March 1998, the Company entered into a two-year sublease, which includes an option to renew, subject to approval by the Company and the sublessor, for two additional terms of twelve and ten months, respectively. Future payments under the sublease for 1998, 1999 and 2000 are $69,300, $277,200 and $69,300, respectively.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)


6. SUBSEQUENT EVENTS

  Commitments

          In October 1998, the Company signed a commitment letter for a $600,000 lease line to finance its capital equipment purchases through July 1999. The equipment financed with this lease line will serve as collateral.

  Contingent Liability

          In the fourth quarter of 1997, the Company received a claim of approximately $250,000 from CSO Ventures LLC ("CSO"), a related party, involving payment of certain fees. The Company's management, after consulting with the Company's legal counsel, negotiated a settlement of $85,000 as full payment of the CSO claim. The agreement and mutual release was signed by CSO and the Company in October 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Company's Financial Statements and related notes thereto appearing elsewhere in this quarterly report. Statements made in this quarterly report or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A number of risks and uncertainties, including those discussed under the caption "Risk Factors" below and the documents incorporated by reference herein could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement are based.

ABOUT THE COMPANY

  We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies. We have developed two types of oral drug delivery systems, the Gastric Retention System (the "GR System") and the Reduced Irritation System (the "RI System" and together, the "DepoMed Systems"). The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, and the RI System is designed to reduce the gastrointestinal irritation that is a side effect of many orally administered drugs. In addition, the DepoMed Systems are designed to provide continuous, controlled delivery of an incorporated drug.

  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

  Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients including R.
W. Johnson Pharmaceutical Research Institute ("PRI") and Bristol-Myers Squibb ("BMS"). To date, we have received only limited revenue, all of which has been from collaborative research and feasibility arrangements. At the inception of the company, in 1995, we acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. DepoMed has generated a cumulative net loss of $4,034,847 for the period from inception through September 30, 1998.

  We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds, such as a reduced irritation aspirin product and an enhanced absorption calcium supplement product. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities, including acquisition of laboratory and pilot scale manufacturing equipment. As additional personnel are hired in 1998 and beyond, expenses can be expected to increase from their 1997 levels.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1998 and 1997

  Revenues for the three months ended September 30, 1998 and 1997 were approximately $218,000 and $104,000, respectively. These revenues consisted entirely in 1998 of amounts earned under the feasibility arrangement with PRI and consisted entirely in 1997 of amounts earned under the research and development arrangement with BMS. Product development revenues from PRI increased during the three months ended September 30, 1998 due to expanded product development activities under the agreement. We do not anticipate additional research and development revenues from the BMS arrangement as we have completed our activities for BMS.

  Research and development expenses for the three months ended September 30, 1998 were approximately $574,000 compared to approximately $245,000 during the three months ended September 30, 1997. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. In March 1998, we entered into a sublease for additional space, and in June 1998, relocated our offices and laboratories to the new facility. Part of the increased occupancy expense is allocated to research and development. We plan to hire additional laboratory personnel and, accordingly, anticipate that research and development salaries, benefits, supplies and related expenses will continue to increase in 1998.

  General and administrative expenses for the three months ended in September 30, 1998 were approximately $416,000 compared to approximately $219,000 during the three months ended September 30, 1997. The increase was due to costs associated with becoming a public company, including directors' and officers' insurance, key person life insurance and investor relations. We entered into a sublease for additional space in March 1998, which resulted in higher occupancy expense.

  Net interest income was approximately $127,000 for the three months ended in September 30, 1998 compared to a net interest expense of approximately $17,000 during the three months ended September 30, 1997. The increase was due to increased interest income earned on funds raised in our initial public offering in November 1997 and a private placement in February 1998 and includes immaterial gains realized on sale of securities.

  Nine Months Ended September 30, 1998 and 1997

  Revenues for the nine months ended September 30, 1998 and 1997 were approximately $457,000 and $456,000, respectively. In 1998, these revenues consisted of amounts earned under the research and development, and feasibility, arrangements with BMS and PRI, respectively. In 1997, revenues consisted entirely of amounts earned under the research and development arrangement with BMS. Research and development payments from BMS declined as a result of the completion of our activities for BMS in March 1998 while payments from PRI subsequently increased due to expanded product development activities in the third quarter of 1998.

  Research and development expenses for the nine months ended September 30, 1998 were approximately $1,413,000 compared to approximately $573,000 during the nine months ended September 30, 1997. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. Research and development allocation of occupancy expense also increased due to the Company's sublease of larger facilities in March 1998.

  General and administrative expenses for the nine months ended in September 30, 1998 were approximately $1,138,000 compared to approximately $650,000 during the nine months ended September

30, 1997. The increase was due to expenses for insurance and investor relations incurred as a result of becoming a public company and the increased occupancy expense of our newly subleased facility.

  Net interest income was approximately $369,000 for the nine months ended in September 30, 1998 compared to a net interest expense of approximately $37,000 during the nine months ended September 30, 1997. The increase was due to increased interest income earned on funds raised in our initial public offering in November 1997 and a private placement in February 1998 and includes immaterial gains realized on sale of securities.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operations in the nine months ended September 30, 1998 was approximately $1,688,000 compared to approximately $1,008,000 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998 the change in cash used in operations was due primarily to the net loss. During the nine months ended September 30, 1997, the change was due to the net loss and increases in capitalized offering costs which more than offset increases in accounts payable and amortization of deferred compensation. Operating losses in the fourth quarter of 1998 will be increased by $85,000 due to settlement of a contingent liability in October 1998. See Note 6 of the Notes to Unaudited Condensed Financial Statements.

  Cash used in investing activities in the nine months ended September 30, 1998 totaled approximately $3,608,000 and consisted of purchases of approximately $3,018,000 of short-term investments as well as laboratory equipment, fixtures and office equipment. Net cash used in investing activities in the nine months ended September 30, 1997 totaled approximately $56,000 and consisted of purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional pilot manufacturing equipment, and product development and quality control laboratory equipment. In October 1998, we signed a commitment letter for a $600,000 lease line to finance our capital equipment purchases through July 1999. See Note 6 of the Notes to Unaudited Condensed Financial Statements.

  Cash provided by financing activities in the nine months ended September 30, 1998 was approximately $7,449,000, which consisted almost entirely of the proceeds recognized in February 1998, when we completed a private placement of 1,000,000 shares of Common Stock at a price of $8.00 per share, with net proceeds of approximately $7,492,200. Cash provided by financing activities in the nine months ended September 30, 1997 was approximately $1,254,000 which consisted primarily of a bridge loan financing and of the net proceeds from the Series B Preferred financing which was subsequently converted into common stock in connection with the initial public offering.

  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 1999. However, we base this expectation on our current operating plan which can change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

     .  results of research and development;
     .  relationships with current and potential collaborative partners;
     . changes in the focus and direction of our research and development programs;
     .  technological advances; and
     . results of clinical testing, requirements of the United States Food and Drug Administration (the "FDA") and comparable foreign regulatory agencies.

  We will need substantial funds of our own or from third parties to:

     .  conduct research and development programs;

     .  conduct preclinical and clinical testing; and

     . manufacture (or have manufactured) and market (or have marketed) potential products using the DepoMed Systems.

  Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution to our shareholders. If adequate funds are not available the company may have to:

     .  curtail operations significantly; or

     . obtain funds through entering into collaboration agreements on unattractive terms.

  The inability to raise capital would have a material adverse effect on the company.

YEAR 2000

Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

We have begun to develop a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which we have exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. We intend to complete all phases before the end of 1999.

We have identified three major areas determined to be critical for successful Y2K compliance: Area 1, which includes financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 and 2 exposures which exist in other companies.

With respect to Area 1, we are in the process of conducting an internal review and contacting all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), we are working with equipment manufacturers to identify our exposures. With respect to Area 3, we plan to evaluate our reliance on third parties in order to determine whether their Y2K compliance will adequately assure our uninterrupted operations.

We have yet to complete Phase I of our Y2K program with respect to all three of the major areas. We believe that we rely on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations. Because we have not completed Phase II contingency planning, we can not describe what action we would take in any of the areas should Y2K compliance not be achievable in time.

As of September 30, 1998, we have not identified any costs related to replacement or remediation and testing of our Area 1 computer information systems. Not having completed our Phase I and Phase II evaluations, at this time we have no basis for estimating the potential cost of our Y2K compliance programs. The funds for these costs will be part of our cash flow from operations and capital expenditures.

RISK FACTORS

You should consider carefully the following risk factors, along with the other information contained or incorporated by reference in this quarterly report, in deciding whether to invest in our shares. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements we made in this report.

Early Stage of Development; Limited Revenues
  We are at an early stage of development.   Accordingly, our business is
subject to all of the business risks associated with a new enterprise, including:

     .  uncertainties regarding product development;

     .  lack of collaborative partnering relationships;

     .  lack of revenue and uncertainty regarding future revenues;

     .  limited financial and personnel resources; and

     .  lack of established credit facilities.

  At September 30, 1998, we had an accumulated deficit of approximately $4,035,000. As we expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years. Therefore, we expect our cumulative losses to increase. To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies. Our success will depend on commercial sales of products that generate significant revenues for us. We cannot predict whether we will be able to achieve commercial sales of any revenue-generating products.

No Assurance of Successful Product Development

  Our research and development programs are at an early stage. Pharmaceutical companies cannot incorporate the DepoMed Systems into pharmaceutical products until we or our collaborative partners complete substantial additional research and development on the DepoMed Systems. Even if we or our collaborative partners develop the DepoMed Systems, they or products using them:

     .  may not be offered for commercial sale; or

     . may prove to have undesirable or unintended side effects that prevent or limit their commercial use.

  Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners must:

     . conduct clinical tests showing that these products are safe and effective; and

     .  obtain regulatory approval.

  This process involves substantial financial investment. Successful commercial sales of any of these products requires:

     .  market acceptance;

     .  cost-effective commercial scale production; and

     .  reimbursement under private or governmental health plans.

  We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

     . the DepoMed Systems prove to have unintended or undesirable side effects; or

     . products which appear promising in preclinical studies do not demonstrate efficacy in larger scale clinical trials.

  These events could have a material adverse effect on the company.

Need For Substantial Additional Funds

  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 1999. However, we base this expectation on our current operating plan which can change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

     .  results of research and development;

     .  relationships with current and potential collaborative partners;

     . changes in the focus and direction of our research and development programs;

     .  technological advances; and

     . results of clinical testing, requirements of the United States Food and Drug Administration (the "FDA") and comparable foreign regulatory agencies.

  We will need substantial funds of our own or from third parties to:

     .  conduct research and development programs;

     .  conduct preclinical and clinical testing; and

     . manufacture (or have manufactured) and market (or have marketed) potential products using the DepoMed Systems.

  Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution to our shareholders. If adequate funds are not available the company may have to:

     .  curtail operations significantly; or

     . obtain funds through entering into collaboration agreements on unattractive terms.

  The inability to raise capital would have a material adverse effect on the company.

Dependence on and Need for Collaborative Partners

     We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we maintain our current collaborative arrangements and enter into additional collaborative arrangements. The success of collaborative arrangements requires that the company's present and future collaborative partners:

     .  perform their obligations as expected; and

     . devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

  The company's collaborative partners may not continue to:

     .  fund their particular projects;

     .  perform their agreed-to obligations; or

     . choose to develop and make commercial sales of products using the DepoMed Systems.

  For example, Bristol-Myers Squibb Company ("BMS") holds an option to license the DepoMed Gastric Retention System for their product. The option expires in April 1999. BMS has no obligation to exercise its option and may choose not to exercise its option. In 1997, GalaGen Inc. chose not to enter into a product development agreement with the company even though the results of a feasibility study demonstrated the effectiveness of the Gastric Retention System in protecting GalaGen's incorporated product.

  Further, the company may not be able to enter into future collaborative arrangements on acceptable terms. The following events could have a material adverse effect on the company:

     . any parallel development by a collaborative partner of competitive technologies or products;

     . arrangements with collaborative partners that limit or preclude the company from developing products or technologies;

     .  premature termination of an agreement; or

     . failure by a collaborative partner to devote sufficient resources to the development; and commercial sales of products using the DepoMed Systems.

  Collaborative agreements are generally complex and may contain provisions which give rise to disputes regarding the relative rights and obligations of the parties. Any such dispute could delay collaborative research, development or commercialization of potential products, or could lead to lengthy, expensive litigation or arbitration.

Fluctuations in Operating Results

     The following factors will affect our quarterly operating results and may result in a material adverse effect on the price of our common stock:

     . variations in revenues obtained from collaborative agreements, including milestones, royalties, license fees and other contract revenues;

     . the timing of any future product introductions by us or our collaborative partners;

     .  market acceptance of the DepoMed Systems;

     .  regulatory actions;

     .  adoption of new technologies;

     .  the introduction of new products by our competitors;

     .  manufacturing costs and capabilities;

     .  changes in government funding; and

     .  third-party reimbursement policies.

Competition

  Competition in pharmaceutical products and drug delivery systems is intense. We expect competition to increase. Competing technologies or products developed in the future may prove superior either generally or in particular market segments to the DepoMed Systems or products using the DepoMed Systems. These developments would make the DepoMed Systems or products using them noncompetitive or obsolete.

  All of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than us. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

Government Regulation

  Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products using the DepoMed Systems and the manufacture and marketing of products using the DepoMed Systems prior to the commercial use of those products. The regulatory process will take several years and require substantial funds. If products using the DepoMed Systems do not receive the required regulatory approvals or if such approvals are delayed, the company's business would be materially adversely affected. There can be no assurance that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

  In the United States, the United States Food and Drug Administration (the "FDA") rigorously regulates pharmaceutical products, including any drugs using the DepoMed Systems. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

  The company generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. The company then submits the results of these studies to the FDA as part of an Investigational New Drug application ("IND"), which must become effective before beginning clinical testing in humans.

  Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

     . In Phase I, the company conducts clinical trials with a small number of subjects to determine a drug's early safety profile and its pharmacokinetic pattern.

     . In Phase II, the company conducts clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

     . In Phase III, the company conducts large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization.

  The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to patients.

  The results of the preclinical and clinical testing are submitted to the FDA in the form of a new drug application (an "NDA") for approval prior to commercialization. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the DepoMed Systems would have a material adverse effect on the company.

  Various FDA regulations apply to over-the-counter products that comply with monographs issued by the FDA. These regulations include:

     .  current good manufacturing practices ("cGMP") requirements;

     . general and specific over-the-counter labeling requirements (including warning statements);

     .  advertising restrictions; and

     . requirements regarding the safety and suitability of inactive ingredients.

  In addition, the FDA may inspect over-the-counter products and manufacturing facilities. A failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties. If an over-the-counter product differs from the terms of a monograph, it will, in most cases, require FDA approval of an NDA for the product to be marketed.

  Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances the company or its collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union ("EU") approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements. Many of these procedures and requirements are time-consuming and expensive. Some EU countries require price approval as part of the regulatory process. These constraints can cause substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not meaningfully indicate that another country will approve the product.

Manufacturing, Marketing and Sales

  We do not have and do not intend to establish in the foreseeable future internal manufacturing, marketing or sales capabilities. Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture products using the DepoMed Systems. Our dependence on third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to develop and deliver such products on a timely and competitive basis. There may not be sufficient manufacturing capacity available to the company when, if ever, it is ready to seek commercial sales of products using the DepoMed Systems. In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the DepoMed Systems. The company may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties. Failure to do so would have a material adverse effect on the company.

  Applicable cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the DepoMed Systems. The company will depend on the manufacturers of products using the DepoMed Systems to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the DepoMed Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on the company.

Patents and Proprietary Rights

  Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold two issued United States and two pending United States patent applications. We have applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

  With respect to already issued patents and any patents which may issue from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. The United States maintains patent applications in secrecy until a patent issues. As a result, the company cannot be certain that others have not filed patent applications for technology covered by our pending applications or that the company was the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or permit the competitors to compete without infringing the patent rights of the company.

  In addition, there can be no assurance that:

     . any patents issued to the company will not be challenged, invalidated or circumvented; or

     . the rights granted under the patents issued to the Company will provide proprietary protection or commercial advantage to the company.

  We also rely on trade secrets and proprietary know-how. We seek to protect that information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

  Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others' patents. We are not aware of any claim of patent infringement against us. However, if claims concerning patents and proprietary technologies arise and are determined adversely to the company, the claims could have a material adverse effect on the company. Extensive litigation regarding patent and other intellectual property rights is common in the pharmaceutical industry. We may need to engage in litigation to enforce any patents issued or licensed to the company or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to the company, the diversion of our financial and managerial resources to such litigation could have a material adverse effect on the company. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the company or other parties. Adverse determinations in litigation or interference proceedings could require the company to seek licenses (which may not be available on commercially reasonable terms) or subject the company to significant liabilities to third parties. These events could have a material adverse effect on the company.

Relationships of Advisors with other Entities

  Two groups (the Policy Advisory Board and Development Advisory Board) advise the company on business and scientific issues and future opportunities. Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with the company may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If the company desires access to inventions which are not its property, the company will have to obtain licenses to such inventions from these institutions or companies. The company may not be able to obtain these licenses on commercially reasonable terms.

Healthcare Reform; Uncertain Availability of Healthcare Reimbursement

  The healthcare industry is changing rapidly as the public, government, medical professionals, third-party payors and the pharmaceutical industry examine ways to contain or reduce the cost of health care. Changes in the healthcare industry could impact our business, particularly to the extent that the company develops the DepoMed Systems for use in prescription drug applications.

  Certain foreign governments regulate pricing or profitability of prescription pharmaceuticals sold in their countries. There have been a number of federal and state proposals to implement similar government control in the United States, particularly with respect to Medicare payments. The company expects that these proposals will continue to be advanced. In addition, downward pressure on pharmaceutical pricing in the United States has increased due to an enhanced emphasis on managed care. The company expects this pressure to continue to increase. The company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business. However, the announcement of such proposals or efforts could have a material adverse effect on the company's ability to raise capital. Further, the adoption of such proposals or efforts would have a material adverse effect on the company and any prospective collaborative partners.

  Sales of products using the DepoMed Systems in domestic and foreign markets will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities and private health insurers. Third-party payors are increasingly challenging the price and cost-effectiveness of prescription pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Accordingly, products using the DepoMed Systems may not be eligible for third-party reimbursement at price levels sufficient for us or our collaborative partners to realize appropriate returns on our investments in the DepoMed Systems.

Product Liability

  Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the company. We do not currently have any product liability insurance. Although the company has applied for product liability insurance, there can be no assurance that:

     . the company will be able to obtain or maintain product liability insurance on acceptable terms;

     . the company will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or

     . any insurance will provide adequate protection against potential liabilities.

Year 2000

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to process accurately. We have begun to develop a three-phase program to limit or eliminate Y2K exposures.

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

  From the effective date of the Registration Statement to September 30, 1998, the Company incurred approximately $586,000 in underwriting discounts and commissions, approximately $231,000 of expenses paid to or for the underwriters, and approximately $680,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,823,000. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of the Company, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the Initial Public Offering, the Company paid Dr. John Fara, the Company's Chief Executive Officer, an incentive bonus of $100,000.

  From the effective date of the Registration Statement to September 30, 1998, the Company has used approximately $2,044,000 to fund ongoing operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 30, 1998                DEPOMED, INC.



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