Form 10KSB
period 1998-12-31
DEPOMED INC
filed 1999-03-25
CIK 1005201

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark one)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the fiscal year ended: December 31, 1998

OR

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934. For the transition period from:     to

                       Commission File Number: 000-23267

                                 DEPOMED, INC.
                (Name of Small Business Issuer in its Charter)

                California                             94-3229046
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


                                                          94404
     366 Lakeside Drive, Foster City,                  (Zip Code)
                California
 (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 513-0990

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class               Name of Each Exchange on Which Registered
             -------------------               -----------------------------------------
         Common Stock, no par value                     American Stock Exchange
Common Stock Purchase Warrants, no par value            American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  The issuer's revenues for its most recent fiscal year were $763,138.

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 26, 1999, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $52,000,000.

  The number of outstanding shares of the registrant's Common Stock on February 28, 1999 was 6,472,778.

                      Documents Incorporated by Reference

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999 and to be used in connection with the Annual Meeting of Shareholders expected to be held June 2, 1999 are incorporated by reference in Part III of this Form 10-KSB.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 DEPOMED, INC.

                            1998 FORM 10-KSB REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    1
    Item 1.  BUSINESS...................................................     1
    Item 2.  PROPERTIES.................................................     9
    Item 3.  LEGAL PROCEEDINGS..........................................     9
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     9
 PART II.................................................................   10
    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................    10
    Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    12
    Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    18
    Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    19
 PART III................................................................   19
    Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    19
    Item 10. EXECUTIVE COMPENSATION.....................................    19
    Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    19
    Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    19
    Item 13. EXHIBITS AND REPORTS ON FORM 8-K...........................    19

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

  In this Annual Report on Form 10-KSB, the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

  We intend to develop products utilizing the DepoMed Systems in collaboration with pharmaceutical and biotechnology companies from which we expect to receive license fees, research and development funding, milestone payments and royalties. We also intend to develop either independently or jointly certain off-patent and over-the-counter ("OTC") products utilizing the DepoMed Systems.

  In March 1998, we entered into a research agreement with R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson unit ("PRI"), to develop a product incorporating a PRI proprietary compound into the GR System. We also have a joint research and development agreement with Bristol-Myers Squibb Company ("BMS") to develop a product incorporating a BMS proprietary compound into the GR System. We have independently developed a reduced irritation aspirin and an enhanced absorption calcium supplement product. These products have been reformulated to incorporate advances in polymer technology and to address potential marketing needs. We are currently seeking marketing partners to commercialize both of these products. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems.

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

The DepoMed Systems

  The DepoMed Systems are based on the company's proprietary oral drug delivery technologies and are designed to include formulations of drug-containing polymeric units that allow multi-hour delivery of an incorporated drug. Although the company's formulations are proprietary, the polymers utilized in the DepoMed Systems are commonly used in the food and drug industries and are generally regarded as safe. The company has formulated these polymers into tablets as well as cylinders and spheres that can be contained in gelatin capsules for ease of administration. By using different formulations of the polymers, the company believes that the DepoMed Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

  The DepoMed Systems are designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. The company believes that the DepoMed Systems can provide one or more of the following advantages over conventional methods of drug administration:

  . Enhanced Safety and Efficacy through Controlled Delivery. The company believes that the DepoMed Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time and then the concentration drops below effective levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

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

  . Expansion of Types of Drugs Capable of Oral Delivery. Some drugs, including certain proteins and peptides, because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. The company believes that the DepoMed Systems may be able to make the oral delivery of some of these drugs therapeutically effective.

  . Proprietary Reformulation of Generic Products. The company believes that the DepoMed Systems may offer the potential to produce improved formulations of off-patent drugs. These proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

The Gastric Retention System

  The GR System consists of a proprietary formulation of a drug-containing polymer matrix which can be manufactured as tablets or multiple spherical units. If taken with a meal, these polymeric tablets or units remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System's design is based in part on principles of human gastric emptying and GI transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger nondigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed, if the stomach and/or upper small intestine are the sites of absorption. The drug-containing polymeric tablets or units of the GR System are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets or units attain a size after ingestion sufficient to be retained in the stomach for multiple hours while delivering the drug content.

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

  The expected advantages of the GR System over conventional oral drug delivery systems include the following:

  More Efficient GI Drug Absorption. The company believes that the GR System can be used for improved oral administration of drugs that are currently inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the GR System is designed to be retained in the stomach, allowing for constant multihour flow of drugs to certain areas of the GI tract. Accordingly, for such drugs, the company believes that the GR System offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the GR System dissolves at the end of its useful life and is passed through the GI tract and eliminated.

  Gastric Delivery for Local Therapy and Absorption. The company believes that the GR System can be used to deliver drugs which can efficiently eradicate GI-dwelling microorganisms, such as H. pylori, the bacterium which is a cause of ulcers.

  The company has developed a calcium supplement product which utilizes the GR System. The company is currently seeking a marketing partner to commercialize this product. The company believes that the GR System will provide for the more efficient dissolution and absorption of an orally administered calcium compound by keeping the product in the stomach for an extended period of time. Calcium supplements are generally indicated in the treatment of osteoporosis. It is estimated that 20 million people in the United States suffer from osteoporosis and that another 17 million people are at risk. New medications for this debilitating condition are effective but calcium supplementation is essential. In addition, it is estimated that 30 million people in the United States are under long-term treatment with corticosteroids, such as prednisone, which can cause significant bone loss. Accordingly, calcium supplementation is recommended as concomitant treatment with these drugs. Current calcium supplement products are mostly in the form of calcium carbonate, which is soluble only in an acidic medium and which consequently must be retained in the stomach for an extended period of time for efficient dissolution and subsequent absorption. However, conventional calcium carbonate products pass through the stomach too quickly for a significant amount of the calcium to dissolve.

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

The Reduced Irritation System

  The RI System is designed to provide for significant reduction in local GI irritation from the effects of certain drugs. Local tissue damage occurs when solid crystals of a drug remain at any one site of the GI tract for long periods of time. The RI System consists of a drug/polymer matrix formed into spheres or granules. The spheres are contained in an outer gelatin capsule; the granules are compressed into a tablet. Each of these systems is designed to rapidly disintegrate upon ingestion to deliver its multiple small, particles. The particles are composed of an inert matrix of polymeric material in which the active ingredient is homogeneously dispersed in its solid state. The particles persist for a period of time, but ultimately dissolve and the polymer is eliminated.

  The RI System is designed to reduce irritation through three distinct mechanisms. First, the small particles of the RI System are designed to deliver an incorporated drug in solution state, in contrast to a solid or crystalline state which may cause local GI irritation. Second, the dispersion of the particles within the GI tract contributes further to the dilution of the local drug effects. Third, controlled delivery contributes to the reduction of GI irritation by delivering the incorporated drug over a longer period of time. In addition to the reduced irritation aspirin that the company has developed, the company believes that other GI irritating compounds such as potassium chloride and erythromycin (a frequently used antibiotic) may benefit from the RI System.

  The company has developed an aspirin product that utilizes the RI System and is designed to reduce the GI irritation which is common when aspirin is administered in conventional tablet or capsule form. Aspirin usage has been expanding with important new medical indications, including the prevention and treatment of cardiovascular disease. Aspirin is widely recognized for its ability to cause damage to the GI tract and local irritation of the stomach and intestine, which often relates to GI discomfort and a patient's intolerance to this drug. The irritation properties of aspirin are mostly local, not systemic in origin. Local damage begins and is sustained by high local drug concentration against the mucosa, particularly when aspirin is administered in a solid, crystalline state as from a rapidly dissolving tablet. These crystals in contact with the mucosa provide a stagnant pool of saturated drug solution against the cell walls, resulting in damage from both cellular mechanisms and from back diffusion of acid into the mucosal cells and into the submucosal capillaries, causing tissue necrosis and bleeding. To minimize local damage, the RI System is designed to deliver its drug in solution, in a controlled manner from a dispersion of polymeric particles.

Product Development Initiatives

  The following table summarizes the Company's principal product development initiatives:

DepoMed                                                Potential            Expected
System        Program              Partner            Indications           Benefit
-------  ------------------ ---------------------- ------------------ --------------------
  GR     BMS Proprietary    Bristol-Myers Squibb   Confidential (2)   Less frequent dosing
         Compound           Company (1)
  GR     PRI Proprietary    R.W. Johnson           Confidential (4)   Less frequent dosing
         Compound           Pharmaceutical
                            Research Institute (3)
  GR     Calcium Supplement In-house               Osteoporosis,      Improved calcium
                                                   other calcium      absorption
                                                   deficiencies
  RI     Aspirin            In-house               Multiple,          Reduced
                                                   including pain and gastrointestinal
                                                   cardiovascular     irritation
                                                   therapy

--------
(1) The Company entered into an option agreement relating to this compound with BMS in July 1996. See "Collaborative Relationships."
(2) The potential indication may not be disclosed pursuant to the terms of the agreement between the Company and BMS. See "Collaborative Relationships."
(3) The Company entered into a feasibility agreement relating to this compound with PRI in March 1998.
(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and PRI. See "Collaborative Relationships."

  The products listed in the above table are in various stages of development. For the BMS compound, an early stage pharmacokinetic trial was conducted in humans in January 1997, and the product has undergone further testing by BMS. For the PRI compound, formulation work was initiated in March 1998. The company has completed internal development of the calcium supplement and aspirin product and is seeking collaborative partners to manufacture and market these products. Upon identification of the appropriate corporate partners, the company expects to initiate clinical trials to support marketing claims on these products.

Collaborative Relationships

  Bristol-Myers Squibb Company. In July 1996, the company and BMS entered into a joint research agreement to develop a product incorporating a BMS proprietary compound into the GR System. Pursuant to the agreement, BMS has an option to obtain an exclusive, worldwide license to products incorporating the BMS compound utilizing the GR System. Based on a pharmacokinetic study in humans that was conducted in January 1997, a dosage level (drug release rate and duration) for the product has been selected. BMS has conducted testing and process scale-up and manufacturing methodologies have been transferred to BMS. If such a license is entered into, the company will receive a royalty on net sales of the products as well as certain milestone payments. The option expires in April 1999. There can be no assurance, however, that BMS will exercise the option or that, if it does, any resulting product will be approved by the FDA or, if approved, will be successfully commercialized.

  R.W. Johnson Pharmaceutical Research Institute. In March 1998, the company and PRI entered into a feasibility study involving the use of the GR System to deliver a pharmaceutical product. The study is ongoing. There can be no assurance, however, that the study will be concluded successfully, and even if successfully concluded, that the company will be able to enter into an agreement with PRI on reasonable commercial terms or at all.

Competition

  Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, Elan Corporation plc, SkyePharma plc, Biovail Corporation International, KOS Pharmaceuticals, Inc., Fuisz Technologies Ltd. and Flamel Technologies SA, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of the company's, and in some cases with different sites of delivery to the GI tract. The company believes that it is the only drug delivery company that is currently developing products for oral drug delivery systems both for enhanced retention in the stomach of an orally administered tablet (the GR System) and the safer oral administration of otherwise locally irritating drugs (the RI System). The company believes that this combination of oral drug delivery technologies differentiates the company from other oral drug delivery companies and will enable the company to interest pharmaceutical companies in incorporating their proprietary drugs into the DepoMed Systems and also to differentiate any OTC and/or off-patent drugs that utilize the DepoMed Systems from those of other drug delivery companies.

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

Product Liability

  Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the company. We do not currently have any product liability insurance. Although the company will apply for product liability insurance when it deems it appropriate, there can be no assurance that:

  . the company will be able to obtain or maintain product liability insurance on acceptable terms;

  . the company will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or

  . any insurance will provide adequate protection against potential liabilities.

Employees

  As of December 31, 1998, the company had seventeen full-time employees. None of the company's employees is represented by a collective bargaining agreement, nor has the company experienced any work stoppage. The company believes that its relations with its employees are excellent.

  The success of the company is dependent in large part upon the continued services of John W. Shell and John W. Fara, its Chairman and Chief Scientific Officer and President and Chief Executive Officer, respectively, and other members of the company's executive management, and on the Company's ability to attract and retain key management and operating personnel. The company maintains key man life insurance on the lives of Drs. Shell and Fara in the amount of $1,000,000 each. Management, scientific and operating personnel are in high demand and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the company.

Item 2. Properties

  In March 1998, the company entered into a two-year non-cancelable sublease of approximately 13,000 square feet of laboratory and office facilities in Foster City, California. The sublease expires on March 31, 2000 and it includes an option to renew for two additional terms of 12 and 10 months, respectively, (at the discretion of the sublessor).

Item 3. Legal Proceedings

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

Executive Officers

  The executive officers of the company and their ages as of December 31, 1998 are as follows:

  Name                   Age                          Position
  ----                   ---                          --------
John W. Shell, Ph.D.....  73 Founder, Chairman of the Board and Chief Scientific Officer
John W. Fara, Ph.D......  56 President, Chief Executive Officer and Director
Bret Berner, Ph.D.......  46 Vice President, Product Development
John F. Hamilton........  54 Vice President, Finance and Chief Financial Officer
John N. Shell...........  45 Vice President, Operations and Director

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

  Bret Berner, Ph.D. has served as the company's Vice President, Product Development since December 1998. Before joining DepoMed, Dr. Berner served as Vice President of Development at Cygnus, Inc. for four years, where he was responsible for formulation, toxicology, project management, and new drug delivery technology. From 1984 through 1994, Dr. Berner acted as the director of basic pharmaceutics research at Ciba-Geigy. Prior to 1984, he also held the position of staff scientist at The Procter & Gamble Company. Dr. Berner holds 11 patents and has authored more than 70 publications, including the editorship of two books on controlled drug delivery. He received his B.A. in neurosciences, cum laude, from the University of Rochester and his Ph.D. in physical chemistry from the University of California, Los Angeles.

  John F. Hamilton has served as the company's Vice President, Finance and Chief Financial Officer since January 1997. Prior to joining the company, Mr. Hamilton was Vice President and Chief Financial Officer of Glyko, Inc. and Glyko Biomedical Ltd., a carbohydrate instrument and reagents company from May 1992 to September 1996. Previously he was President and Chief Financial Officer of Protos Corporation, a drug design subsidiary of Chiron Corporation, from June 1988 to May 1992 and held various positions with Chiron Corporation, including Treasurer, from September 1987 to May 1992. Mr. Hamilton received a B.A. from the University of Pennsylvania and a M.B.A. from the University of Chicago.

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

November 5, 1997. The following table sets forth, for the period indicated, the high and low closing prices for the Units as reported on the Nasdaq:

     1997                                                      High     Low
     ----                                                    -------- --------
     Fourth Quarter (from November 5, 1997 to December 8,
      1997)................................................. $6 15/16       $4

  The company's Common Stock commenced trading on the Nasdaq SmallCap under the symbol "DPMD" on December 1, 1997. On November 9, 1998 the company's
Common Stock ceased trading on the Nasdaq and began trading on the American
Stock Exchange ("AMEX") under the symbol "DMI". The following table sets forth, for the periods indicated, the high and low closing prices of the company's Common Stock as reported by the Nasdaq from December 1, 1997 to November 8, 1998 and by the AMEX from November 9, 1998:

     1997                                                      High     Low
     ----                                                    -------- --------
     Fourth Quarter (from December 1, 1997).................  $4 7/16   $2 1/2
     1998
     ----
     First Quarter.......................................... $ 14 1/4 $      4
     Second Quarter......................................... $ 12 1/4 $9 11/16
     Third Quarter.......................................... $ 11 3/4 $  8 1/8
     Fourth Quarter......................................... $ 12 1/2 $  6 3/4

  The Warrants commenced trading under the symbol "DPMDW" on the Nasdaq
SmallCap on December 1, 1997. On November 9, 1998 the Warrants ceased trading on the Nasdaq and began trading on the AMEX under the symbol "DMI/WS". The following table sets forth, for the periods indicated, the high and low closing prices of the Warrants as reported by the Nasdaq from December 1, 1997 to November 8, 1998 and by the AMEX from November 9, 1998:

     1997                                                      High     Low
     ----                                                    -------- --------
     Fourth Quarter (from December 1, 1997)................. $ 2 3/16 $    1/4
     1998
     ----
     First Quarter.......................................... $  7 1/2 $  1 1/2
     Second Quarter......................................... $5 15/16 $  4 1/2
     Third Quarter.......................................... $  5 3/4 $      3
     Fourth Quarter......................................... $      4 $  2 1/8

  As of February 28, 1999, the numbers of holders of record of the Common Stock and the Warrants were 38 and 11, respectively.

  The company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

  In February 1998, the company sold 1,000,000 shares of its Common Stock to accredited investors for $8.00 per share in a private placement exempt from registration under Rule 506 of the regulations promulgated under the Securities Act of 1933, as amended. Net of commissions paid to the placement agent and other expenses related to the private placement, the company received proceeds of approximately $7,500,000 from the private placement. The company filed a Registration Statement on Form S-3 in November 1998 covering resale of the shares sold in the private placement.

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

  From the effective date of the Registration Statement to December 31, 1998, the company incurred approximately $586,000 in underwriting discounts and commissions, approximately $281,000 of expenses paid to or for the underwriters, and approximately $1,097,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,356,000. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of the company, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the initial public offering, the company paid Dr. John W. Fara, the company's Chief Executive Officer, an incentive bonus of $100,000. From the effective date of the Registration Statement to December 31, 1998, the company has used approximately $2,841,000 of the proceeds to fund ongoing operations.

Item 6. Managements's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

  Statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A number of risks and uncertainties, including those discussed under the caption "FACTORS THAT MAY AFFECT FUTURE RESULTS" below and elsewhere in this Annual Report on Form 10-KSB could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Overview

General

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

  In this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

  Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients including
R. W. Johnson Pharmaceutical Research Institute ("PRI") and Bristol-Myers Squibb ("BMS"). To date, we have received only limited revenue, all of which has been from collaborative research and feasibility arrangements. At the inception of the company, in 1995, we acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. DepoMed has generated a cumulative net loss of approximately $5,090,000 for the period from inception through December 31, 1998.

  We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds, such as a reduced irritation aspirin product and an enhanced absorption calcium supplement product. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 1999 and beyond, expenses can be expected to increase from their 1998 levels.

Results of Operations

 Years Ended December 31, 1998 and 1997

  Revenues for the years ended December 31, 1998 and 1997 were approximately $763,000 and $605,000, respectively. In 1998, these revenues consisted of amounts earned under the research and development arrangement with BMS, and feasibility arrangement with PRI. In 1997, revenues consisted entirely of amounts earned under the research and development arrangement with BMS. Research and development payments from BMS declined as a result of the completion of our activities for BMS in March 1998, while payments from PRI subsequently increased due to expanded product development activities beginning in the third quarter of 1998. The feasibility study with PRI is ongoing and additional product development revenues are expected in 1999. We do not anticipate additional research and development revenues from the BMS arrangement as we have completed our activities for BMS.

  Research and development expenses for the year ended December 31, 1998 were approximately $2,062,000 compared to approximately $853,000 during the year ended December 31, 1997. The increase was due to the hiring of additional employees and related expenses, and increased laboratory supplies. Research and development allocation of occupancy expense also increased due to the company's sublease of larger facilities in March 1998.

  General and administrative expenses for the year ended December 31, 1998 were approximately $1,966,000 compared to approximately $960,000 during the year ended December 31, 1997. The increase was due to the additional expense incurred as a result of becoming a public company, including the costs of Directors and Officers insurance and expanded investor relations activities, the increased occupancy expense of our newly subleased facility and the hiring of additional employees.

  Net interest income was approximately $486,000 for the year ended December 31, 1998 compared to a net interest expense of approximately $28,000 during the year ended December 31, 1997. The increase was due to increased interest income earned on funds raised in our initial public offering in November 1997 and a private placement in February 1998. It also includes immaterial gains realized on the sale of securities.

  The company granted options to purchase approximately 80,000 shares of common stock in December 1998 that were not reserved for under the 1995 Stock Option Plan (the "Plan"). The Board of Directors authorized an increase in the number of shares reserved under the Plan by 200,000; however, these shares are not duly authorized and available for grant until the shareholders approve the increase at the Annual Meeting of Shareholders in June 1999. For accounting purposes, the company must recognize compensation expense for the difference between the fair market value on the date of grant (measurement date) and the exercise price. The stock options granted have exercise prices of $7.63 and $7.75, which represent the fair market value of the company's common stock on the respective dates of grant. However, as the options granted will not be authorized for grant until the shareholders have approved the increase in the number of shares authorized under the Plan, the measurement date will not be established until such approval is obtained. The company will be required to recognize as compensation expense the difference between the exercise price and the fair market value of the underlying common stock at that time. If the stock price is significantly higher on this date compared to the exercise price, the company's results could be materially impacted in the second quarter of 1999.

Liquidity and Capital Resources

  Cash used in operations in the year ended December 31, 1998 was approximately $2,522,000 compared to approximately $1,129,000 for the year ended December 31, 1997. During the year ended December 31, 1998 the change in cash used in operations was due primarily to the increase in the net loss. During the year ended December 31, 1997, the change was also primarily due to the net loss. Operating losses in the fourth quarter of 1998 included a payment of $85,000 made in October 1998 related to a settlement of a contingent liability. See Note 5 of the Notes to Financial Statements.

  Cash used in investing activities in the year ended December 31, 1998 totaled approximately $5,478,000 and consisted of purchases of approximately $4,624,000 of short-term investments as well as purchases of laboratory equipment, fixtures and office equipment. Net cash used in investing activities in the year ended December 31, 1997 totaled approximately $60,000 and consisted of purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment.

  Cash provided by financing activities in the year ended December 31, 1998 was approximately $7,929,000, which primarily consisted of the proceeds received in February 1998 from a private placement of 1,000,000 shares of common stock at a price of $8.00 per share, with net proceeds of approximately $7,500,000. Also in the fourth quarter, we established a $600,000 credit facility to finance our equipment purchases through July 1999. As of December 31, 1998, we financed approximately $494,000 of equipment under that credit facility. Cash provided by financing activities in the year ended December 31, 1997 was approximately $5,307,000 which consisted primarily of the net proceeds from our initial public offering of $5,356,000.

  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 1999. However, we base this expectation on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

  . results of research and development;

  . relationships with current and potential collaborative partners;

  . changes in the focus and direction of our research and development programs;

  . technological advances; and

  . results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies.

  We will need substantial funds of our own or from third parties to:

  . conduct research and development programs;

  . conduct preclinical and clinical testing; and

  . manufacture (or have manufactured) and market (or have marketed) potential products using the DepoMed Systems.

  Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution to our shareholders. If adequate funds are not available the company may have to:

  . curtail operations significantly; or

  . obtain funds through entering into collaboration agreements on unattractive terms.

  The inability to raise capital would have a material adverse effect on the company.

Net Operating Losses

  The company has not generated any taxable income to date. At December 31, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $3,900,000. Because the company has experienced ownership changes, future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2018 if not utilized. As a result of the annual limitation, anticipated and future losses, all or a portion of these carryforwards may expire before becoming available to reduce the company's federal income tax liabilities.

Year 2000

  Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

  We have developed a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which we have exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. We intend to complete all phases before the end of 1999.

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

  We have completed Phase I of our Y2K program with respect to all three of the major areas. We believe that we rely on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations.

  We have developed and implemented action plans toward the completion of Phase II of Y2K compliance in all three Areas. With respect to Area 1 and Area 2, we have reviewed all internal software and hardware to determine our Y2K exposure. With respect to Area 3, we have evaluated our reliance on third parties in order to determine whether their Y2K compliance will affect our operations. We have confirmed the Y2K compliance of some of our suppliers and we continue to monitor the progress toward compliance of those suppliers who currently are not. Because we have not yet completed Phase II contingency planning, we can not describe what action we would take in any of the areas should Y2K compliance not be achievable in time. We expect to complete Y2K contingency planning by June 30, 1999 at which time we expect to be able to identify our most reasonably likely worst case Y2K scenario.

  Costs related to replacement or remediation and testing of our Area 1 and Area 2 computer information systems are estimated at $30,000, as determined by an independent consultant. We expect to complete Phase III of our Y2K compliance program in Area 1 and Area 2 by June 30, 1999. The funds for compliance will be part of our cash flow from operations and capital expenditures. We expect Phase III, in Area 3, to be completed before the end of 1999.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

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

No Assurance of Successful Product Development

  Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we need to complete substantial additional research and development on the collaborative partner's drug. Even if we are successful, the collaborative partner's drug incorporated in the DepoMed System:

  . may not be offered for commercial sale; or

  . may prove to have undesirable or unintended side effects that prevent or limit its commercial use.

  Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners must:

  . conduct clinical tests showing that these products are safe and effective; and

  . obtain regulatory approval.

  This process involves substantial financial investment. Successful commercial sales of any of these products require:

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

  For example, Bristol-Myers Squibb Company ("BMS") holds an option to license the DepoMed Gastric Retention System for a product. The option expires in April 1999. BMS has no obligation to exercise its option and may choose not to exercise its option. A decision by BMS to exercise the license option will result in a milestone payment to the company. A decision by BMS not to license the technology could have a material adverse affect on the company.

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

Fluctuations in Operating Results

  The following factors will affect our quarterly operating results and may result in a material adverse effect on the company:

  . variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

  . success or failure of the company in entering into further collaborative relationships;

  . decisions by collaborative partners to proceed or not to proceed with subsequent phases of the relationship or program;

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

Year 2000

  As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to process accurately. We have developed a three-phase program to limit or eliminate Y2K exposures. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Year 2000".

Item 7. Financial Statements and Supplementary Data

  The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 through F-16.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 9. Directors and Executive Officers of the Registrant

  The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement (the "Proxy Statement") for the 1999 Annual Meeting of Shareholders.


  The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act and is incorporated herein by reference.

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

(a)3. Exhibits:

     *3.1  Third Amended and Restated Articles of Incorporation
     *3.2  Form of Amended and Restated Articles of Incorporation
     *3.3  Bylaws
     *3.4 Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
     *4.1  Specimen Common Stock Certificate
     *4.2  Specimen Warrant Certificate (filed as Exhibit A to the Form of
           Warrant Agreement)
     *4.3  Form of Representative's Warrant Agreement including form of
           Representative's Warrant
     *4.4  Form of Warrant Agreement
   **10.1  1995 Stock Option Plan, as amended
   *+10.2  Agreement dated July 11, 1996 between the company and Bristol-Myers
           Squibb Company
   *+10.3  Feasibility Agreement dated May 13, 1996 between the company and
           GalaGen Inc.
    *10.4  Agreement dated March 18, 1997 between the company and CSO Ventures
           LLC
    *10.7  Employment Agreement between DepoMed, Inc. and John W. Shell
    *10.8  Employment Agreement between DepoMed, Inc. and John W. Fara
    *10.9  Agreement re: Settlement of Lawsuit, Conveyance of Assets and
           Assumption of Liabilities dated August 28, 1995 by and among DepoMed
           Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
    *10.10 Form of Indemnification Agreement between the company and its directors and executive officers
    *10.11 Letter Agreement dated October 25, 1996 between the company and John
           W. Fara
    *10.12 Form of Agreement between the company and Burrill & Company
 ***+10.13 Joint Research Agreement dated February 20, 1998 between the company and R.W. Johnson Pharmaceutical Research Institute
 ****10.14 Sublease dated February 18, 1998 between the company and Cell
           Genesys, Inc.
     23.1  Consent of Ernst & Young LLP, Independent Auditors
     24.1  Power of Attorney (see page 21)
     27.1  Financial Data Schedule

--------
* Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)
** Incorporated by reference to Exhibit 99.1 of the company's registration statement on Form S-8 (File No. 333-66923)
*** Incorporated by reference to Exhibit 10.1 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
**** Incorporated by reference to Exhibit 10.2 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
+    Confidential treatment granted.

(b) Reports on Form 8-K:

  The company filed a report on Form 8-K on November 11, 1998, related to a change in the listing of the company's common stock and warrants from the Nasdaq Small Cap to the American Stock Exchange, effective November 9, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Foster City, State of California, on the 22nd day of March, 1999.

                                          Depomed, Inc.

                                                  /s/ John W. Fara, Ph.D.
                                          By: _________________________________
                                             John W. Fara, Ph.D.President and
                                                  Chief Executive Officer

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

              Signature                        Title                 Date

      /s/ John W. Shell, Ph.D.         Chairman of the          March 22, 1999
-------------------------------------   Board of Directors
        John W. Shell, Ph.D.            and Chief
                                        Scientific Officer

       /s/ John W. Fara, Ph.D.         President, Chief         March 22, 1999
-------------------------------------   Executive Officer
         John W. Fara, Ph.D.            and Director
                                        (Principal
                                        Executive Officer)

          /s/ John N. Shell            Vice President,          March 22, 1999
-------------------------------------   Operations and
            John N. Shell               Director

        /s/ John F. Hamilton           Vice President,          March 22, 1999
-------------------------------------   Finance and Chief
          John F. Hamilton              Financial Officer
                                        (Principal
                                        Financial Officer)

              Signature                         Title                Date

        /s/ G. Steven Burrill           Director                March 22, 1999
-------------------------------------
          G. Steven Burrill

    /s/ W. Leigh Thompson, Ph.D.        Director                March 22, 1999
-------------------------------------
      W. Leigh Thompson, Ph.D.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                         INDEX TO FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors........................... F-2
Balance Sheet............................................................... F-3
Statements of Operations.................................................... F-4
Statement of Shareholders' Equity........................................... F-5
Statements of Cash Flows.................................................... F-6
Notes to Financial Statements............................................... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DepoMed, Inc.

  We have audited the accompanying balance sheet of DepoMed, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (August 7, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed, Inc. (a development stage company) at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (August 7, 1995) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 12, 1999

                                 DEPOMED, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                                                                   December 31,
                                                                       1998
                                                                   ------------
                              ASSETS
Current assets:
  Cash and cash equivalents....................................... $ 4,058,716
  Short-term investments..........................................   2,603,398
  Accounts receivable.............................................     306,148
  Prepaid and other current assets................................     187,024
                                                                   -----------
    Total current assets..........................................   7,155,286
  Property and equipment, net.....................................   1,008,171
  Long-term investments...........................................   2,027,320
  Other assets....................................................      88,027
                                                                   -----------
                                                                   $10,278,804
                                                                   ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................ $   216,636
  Accrued compensation............................................     170,995
  Other accrued liabilities.......................................      40,791
  Capital lease obligation, current portion.......................      55,153
  Long-term debt, current portion.................................     107,212
                                                                   -----------
    Total current liabilities.....................................     590,787
  Capital lease obligation, non-current portion...................      95,083
  Long-term debt, non-current portion.............................     386,921
Commitments
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding.........................................
  Common stock, no par value, 25,000,000 shares authorized;
   6,463,438 shares issued and outstanding........................  14,792,074
  Deferred compensation...........................................    (510,332)
  Deficit accumulated during the development stage................  (5,089,616)
  Accumulated other comprehensive income..........................      13,887
                                                                   -----------
    Total shareholders' equity....................................   9,206,013
                                                                   -----------
                                                                   $10,278,804
                                                                   ===========



                            See accompanying notes.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                  Period From
                                                                   Inception
                                                                   (August 7,
                                        Year Ended December 31,     1995) to
                                        ------------------------  December 31,
                                           1998         1997          1998
                                        -----------  -----------  ------------
Product development revenue............ $   763,138  $   604,876  $ 1,685,985
Operating expenses:
  Research and development.............   2,061,983      853,124    3,444,419
  General and administrative...........   1,966,458      960,059    3,475,350
  Purchase of in-process research and
   development.........................         --           --       298,154
                                        -----------  -----------  -----------
   Total operating expenses............   4,028,441    1,813,183    7,217,923
Loss from operations...................  (3,265,303)  (1,208,307)  (5,531,938)
Interest income (expense), net.........     485,580      (28,145)     442,322
                                        -----------  -----------  -----------
   Net loss............................ $(2,779,723) $(1,236,452) $(5,089,616)
                                        ===========  ===========  ===========
Basic and diluted net loss per share... $     (0.44) $     (0.34)
                                        ===========  ===========
Shares used in computing basic and
 diluted net loss per share............   6,318,233    3,664,242
                                        ===========  ===========










                            See accompanying notes.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                       STATEMENT OF SHAREHOLDERS' EQUITY
          Period from inception (August 7, 1995) to December 31, 1998

                                                                                   Deficit                      Total
                            Convertible                                          Accumulated   Accumulated  Shareholders'
                          Preferred Stock         Common Stock                     During         Other      Equity (Net
                        --------------------  ---------------------   Deferred   Development  Comprehensive    Capital
                          Shares     Amount    Shares     Amount    Compensation    Stage        Income      Deficiency)
                        ----------  --------  --------- ----------- ------------ -----------  ------------- -------------
Balances at inception
 (August 7, 1995).....         --   $    --         --  $       --   $     --    $       --      $   --      $      --
Issuance of common
 shares to founders on
 August 7, 1995 in
 exchange for shares
 held by them in M6
 Pharmaceuticals, Inc.         --        --   2,066,666         --         --            --          --             --
Issuance of common
 shares for cash to
 investors at
 approximately $0.0009
 per share on November
 15, 1995.............         --        --   1,196,491       1,000        --            --          --           1,000
Issuance of Series A
 convertible preferred
 stock for cash to
 investors at
 approximately $0.31
 per share on November
 15, 1995, net of
 issuance costs of
 $67,241..............   2,447,368   682,759        --          --         --            --          --         682,759
Net loss..............         --        --         --          --         --       (600,668)        --        (600,668)
                        ----------  --------  --------- -----------  ---------   -----------     -------     ----------
Balances at December
 31, 1995.............   2,447,368   682,759  3,263,157       1,000        --       (600,668)        --          83,091
Issuance of common
 shares for cash at
 various dates at
 $0.09 per share to
 employees and the
 Company's counsel
 pursuant to stock
 option agreements....         --        --      91,666       8,250        --            --          --           8,250
Deferred compensation
 related to grants of
 certain stock
 options..............         --        --         --      275,000   (275,000)          --          --             --
Net loss..............         --        --         --          --         --       (472,773)        --        (472,773)
                        ----------  --------  --------- -----------  ---------   -----------     -------     ----------
Balances at December
 31, 1996.............   2,447,368   682,759  3,354,823     284,250   (275,000)   (1,073,441)        --        (381,432)
Issuance of Series B
 convertible preferred
 stock to investors
 for cash at $1.00 per
 share................     278,500   278,500        --          --         --            --          --         278,500
Conversion of
 preferred stock to
 common stock on
 November 5, 1997 at a
 ratio of one share of
 common for three
 shares of
 preferred............  (2,725,868) (961,259)   908,615     961,259        --            --          --             --
Issuance of common
 stock and warrants
 for $6.10 per unit on
 November 5, 1997 in
 connection with
 initial public
 offering, net of
 issuance costs of
 $1,963,889...........         --        --   1,200,000   5,356,111        --            --          --       5,356,111
Deferred compensation
 related to grants of
 certain stock
 options..............         --        --         --      242,050   (242,050)          --          --             --
Amortization of
 deferred
 compensation.........         --        --         --          --     116,336           --          --         116,336
Net loss..............         --        --         --          --         --     (1,236,452)        --      (1,236,452)
                        ----------  --------  --------- -----------  ---------   -----------     -------     ----------
Balances at December
 31, 1997.............         --        --   5,463,438   6,843,670   (400,714)   (2,309,893)        --       4,133,063
Comprehensive loss
 Net loss.............         --        --         --          --         --     (2,779,723)        --      (2,779,723)
 Unrealized gains on
  available-for-sale
  securities..........         --        --         --          --         --            --       13,887         13,887
                                                                                                             ----------
Comprehensive loss....                                                                                       (2,765,836)
Issuance of common
 stock to investors
 for $8.00 per share
 on February 23, 1998,
 net of issuance costs
 of $507,846..........         --        --   1,000,000   7,492,154        --            --          --       7,492,154
Deferred compensation
 related to grants of
 certain stock
 options..............         --        --         --      430,200   (430,200)          --          --             --
Amortization of
 deferred
 compensation.........         --        --         --          --     320,582           --          --         320,582
Issuance of common
 stock options to a
 consultant for
 services with an
 exercise price of
 $11.25 per share on
 June 18, 1998........         --        --         --       26,050        --            --          --          26,050
                        ----------  --------  --------- -----------  ---------   -----------     -------     ----------
Balances at December
 31, 1998.............         --   $     --  6,463,438 $14,792,074  $(510,332)  $(5,089,616)    $13,887     $9,206,013
                        ==========  ========  ========= ===========  =========   ===========     =======     ==========

                            See accompanying notes.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                   Period From
                                                                    Inception
                                                                   (August 7,
                                         Year Ended December 31,    1995) to
                                         ------------------------   December
                                            1998         1997       31, 1998
                                         -----------  -----------  -----------
Operating Activities
Net loss...............................  $(2,779,723) $(1,236,452) $(5,089,616)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization........      196,967       56,904      298,983
  Accrued interest expense on
   shareholder notes...................          --           --        13,618
  Amortization of deferred
   compensation........................      320,582      116,336      436,918
  Value of stock options issued for
   services............................       26,050          --        26,050
  Purchase of in-process research and
   development.........................          --           --       298,154
  Changes in assets and liabilities:
    Accounts receivable................     (161,261)     (23,989)    (306,148)
    Other current assets...............      (86,345)     (69,142)    (187,024)
    Other assets.......................      (77,675)       4,336      (88,090)
    Accounts payable and other accrued
     liabilities.......................      (21,829)     227,510      257,427
    Accrued compensation...............      135,448     (255,827)     103,519
    Other current liabilities..........      (74,086)      51,322          --
                                         -----------  -----------  -----------
      Net cash used in operating
       activities......................   (2,521,872)  (1,129,002)  (4,236,209)
                                         -----------  -----------  -----------
Investing Activities
Expenditures for property and
 equipment.............................     (853,600)     (59,656)    (991,609)
Purchases of investments...............   (4,624,175)         --    (4,703,757)
Maturities of investments..............          --           --        79,582
                                         -----------  -----------  -----------
      Net cash used in investing
       activities......................   (5,477,775)     (59,656)  (5,615,784)
                                         -----------  -----------  -----------
Financing Activities
Payments on capital lease obligations..      (57,469)     (32,972)    (157,960)
Proceeds from equipment loan...........      494,133          --       494,133
Proceeds from issuance of notes........          --     1,000,000    1,050,000
Payments of notes......................          --    (1,000,000)  (1,000,000)
Payment of shareholder loans...........          --      (294,238)    (294,238)
Proceeds on issuance of common stock...    7,492,154    5,634,611   13,818,774
                                         -----------  -----------  -----------
      Net cash provided by financing
       activities......................    7,928,818    5,307,401   13,910,709
                                         -----------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents......................      (70,829)   4,118,743    4,058,716
Cash and cash equivalents at beginning
 of period.............................    4,129,545       10,802          --
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 period................................  $ 4,058,716  $ 4,129,545  $ 4,058,716
                                         ===========  ===========  ===========
Supplemental Schedule of Noncash
 Financing and Investing Activities
Acquisition of property and equipment
 under capital leases..................  $   144,313  $    41,927  $   308,196
                                         ===========  ===========  ===========
Assumption of net liabilities of M6
 Pharmaceuticals at inception (August
 7, 1995)..............................  $       --   $       --   $   298,154
                                         ===========  ===========  ===========
Supplemental Disclosure of Cash Flow
 Information
Cash paid during the period for
 interest..............................  $    21,437  $   109,623  $   143,248
                                         ===========  ===========  ===========

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

  In March 1994, DepoMed Systems, Inc. ("DSI"), a company founded in 1991 and principally owned by Dr. John W. Shell, the founder of the Company, was merged into M6 Pharmaceuticals, Inc. ("M6"). In August 1995, pursuant to a settlement agreement (the "1995 Settlement Agreement") among M6, DSI and Dr. Shell, M6 transferred all of the assets related to the research, development, marketing, production and sale of oral drug delivery systems and technology developed by or under the direction of Dr. Shell to the Company, and the Company assumed certain net liabilities totaling $298,154 related thereto. Such amount has been reflected in the statement of operations as a charge for the purchase of in-process research and development.

2. Summary of Significant Accounting Policies

 Cash, Cash Equivalents and Investments

  The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and investments with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. The remaining contractual period until maturity of short-term and long-term investments range from 1-12 months and 13- 24 months, respectively. All short- and long-term investments are classified as available-for-sale. These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income in shareholders' equity.

  Securities classified as available-for-sale as of December 31, 1998 are summarized below. Estimated fair value is based on quoted market prices for these investments.

                                                           Gross
                                              Amortized  Unrealized Estimated
                                                 Cost      Gains    Fair Value
                                              ---------- ---------- ----------
     U.S. corporate securities
       Total included in cash and cash
        equivalents.......................... $3,888,612  $   --    $3,888,612
       Total included in short-term
        investments..........................  2,600,283    3,115    2,603,398
       Total included in long-term
        investments..........................  2,016,548   10,772    2,027,320
                                              ----------  -------   ----------
     Total available-for-sale................ $8,505,443  $13,887   $8,519,320
                                              ==========  =======   ==========

 Depreciation and Amortization

  Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally two years.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


2. Summary of Significant Accounting Policies (Continued)

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Stock-Based Compensation

  The Company accounts for stock options granted to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123.

 Net Loss Per Share, Historical and Pro Forma

  Basic and Diluted Net Loss Per Share (Historical)

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been restated to conform to the FAS 128 requirements. Except as noted below, net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as their effect is antidilutive.

  Pro forma

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

                                                                   Year Ended
                                                                    December
                                                                    31, 1997
                                                                   -----------
Numerator:
  Net loss........................................................ $(1,236,452)
                                                                   ===========
Denominator:
  Denominator for computing basic and diluted net loss per share
  Historical......................................................   3,664,242
  Adjustments to reflect the effect of the assumed conversion of convertible preferred stock from the original date of
   issuance.......................................................     775,292
                                                                   -----------
  Denominator for computing basic and diluted net loss per share
  Pro forma.......................................................   4,439,534
                                                                   ===========
Basic and diluted net loss per share -- Historical................ $     (0.34)
                                                                   ===========
Basic and diluted net loss per share -- Pro forma................. $     (0.28)
                                                                   ===========

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


2. Summary of Significant Accounting Policies (Continued)

 Revenue Recognition

  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract. Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement.

 Comprehensive Income

  The Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," at December 31, 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net loss did not change. Comprehensive income is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net loss. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive loss for the year ended December 31, 1998 has been reflected in the Statement of Shareholders' Equity.

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

  Also in 1996 and continuing through 1998, the Company performed contract research services for BMS under an arrangement whereby BMS reimbursed specific research costs relating to the same product referred to above. Revenue recognized in accordance with this arrangement amounted to $80,280 and $604,876 in 1998 and 1997, respectively. There was no amount receivable under the arrangement as of December 31, 1998.

  Pursuant to the agreement, BMS has an option to obtain an exclusive, worldwide license to products incorporating the BMS compound utilizing the GR System. If such license is entered into, the Company will receive a royalty on net sales of the products as well as certain milestone payments. The option expires in April 1999.

 R. W. Johnson Pharmaceutical Research Institute

  In March 1998, the Company entered into a research agreement with the R. W. Johnson Pharmaceutical Research Institute ("PRI"), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company's GR System. The Company is paid for actual costs, as incurred, at the fees stipulated in the agreement. The agreement may be terminated by PRI at any time upon 30 days written notice to the Company. The Company recognized revenues of $682,858 during 1998 in accordance with the agreement. The amount receivable at December 31, 1998 under this feasibility agreement totaled $306,148.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


4. Property and Equipment

  Property and equipment consists of the following:

                                                                    December 31,
                                                                        1998
                                                                    ------------
     Furniture and office equipment...............................   $  232,020
     Laboratory equipment.........................................      809,420
     Leasehold improvements.......................................      218,787
                                                                     ----------
                                                                      1,260,227
     Less accumulated depreciation and amortization...............     (252,056)
                                                                     ----------
                                                                     $1,008,171
                                                                     ==========

  Property and equipment includes assets under capitalized leases of $308,196 at December 31, 1998. Accumulated amortization related to assets under capital leases totaled $97,929 at December 31, 1998.

5. Commitments and Contingencies

 Long-Term Debt

  In October 1998, the Company entered into a $600,000 equipment financing credit facility ("Credit Facility") with a third party. The Credit Facility allows the Company to incur loans up to $600,000 until July 1999. At December 1998, the Company had utilized approximately $494,000 of the Credit Facility, at an annual percentage rate of 12.2%. Equal payments of principal and interest of approximately $12,000 are due monthly through November 2002 with a balloon payment of approximately $49,000 due December 2002. The financed equipment serves as collateral for the loan.

 Leases

  The Company leases its facilities under a noncancelable operating sublease. The facilities lease expires in March 2000 and includes an option to renew the lease, subject to the approval by the Company and the sublessor, for two additional terms of twelve and ten months, respectively. In 1998, the Company entered into capital leases with one existing and three new lessors to finance capital expenditures.

  Future minimum payments under the operating leases, capital leases and long-term debt at December 31, 1998, together with the present value of those minimum payments, are as follows:

                                                 Operating Capital   Long-term
                                                  Leases    Leases     Debt
                                                 --------- --------  ---------
     Year ending December 31,
       1999..................................... $349,452  $ 72,238  $ 156,212
       2000.....................................   87,363    51,190    144,196
       2001.....................................      --     42,130    144,196
       2002.....................................      --     14,187    181,593
       2003.....................................      --      4,544        --
                                                 --------  --------  ---------
                                                 $436,815   184,289    626,197
                                                 ========
     Less amount representing interest..........            (34,053)  (132,064)
                                                           --------  ---------
     Present value of future lease payments.....            150,236    494,133
     Less current portion.......................            (55,153)  (107,212)
                                                           --------  ---------
     Non-current portion........................           $ 95,083  $ 386,921
                                                           ========  =========

Rent expense for the years ended December 31, 1998 and 1997 and for the period from inception to December 31, 1998 was approximately $282,000, $48,000 and $384,000, respectively.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


5. Commitments and Contingencies (Continued)

 Contingent Liability

  During the year, the Company received a claim of approximately $250,000 from CSO Ventures LLC ("CSO"), a related party, involving the payment of certain fees. The Company's management negotiated a settlement of $85,000 as full payment of the CSO claim. The agreement and mutual release was signed by CSO and the Company in October 1998.

 Financial Consulting Agreement

  In February 1998, the Company entered into a three-year agreement with a financial advisor. As consideration for services to be rendered under this arrangement, the Company has granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 shares of common stock at an exercise price $9.625 per share. The options were fully vested as of the date of grant. The fair value of these options is $430,200, as determined using the Black-Scholes Estimation Pricing Model. The value of these options will be amortized ratably over the three-year term of the consulting agreement.

6. Related Party Transactions

 CSO Ventures LLC

  In September 1995, the Company issued 1,196,491 shares of common stock to CSO in consideration of the prior agreement of CSO to lend the Company $100,000 to finance the litigation against M6 and to assist the Company in its initial financing. In September 1995, the Company also entered into a consulting agreement with CSO, pursuant to which CSO provided financial advisory services to the Company for an annual fee of $120,000. The consulting agreement terminated in September 1996. In March 1997, the Company entered into a consulting agreement with CSO which provided for business development, operations and financial advisory services to be performed by CSO for an annual fee of $120,000. The agreement terminated in March 1998. Two members of CSO were also directors of the Company until June 1998. During the years ended December 31, 1998 and 1997, the Company paid $15,000 and $90,000, respectively, in fees to CSO under the March 1997 arrangement.

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

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


6. Related Party Transactions (Continued)

 Consulting Agreement

  In September 1997, the Company entered into a one-year consulting agreement with Burrill & Co. to provide advisory services. The principal of Burrill & Co. is a director of the Company. The agreement required that the Company pay a monthly retainer of $10,000 as well as additional fees related to Burrill & Co.'s involvement in partnering arrangements. In September 1998, the Company amended the agreement with Burrill & Co., whereby the Company is required to pay a monthly retainer of $5,000 per month and other fees related to partnering arrangements. Through December 31, 1998 and 1997, the Company paid a total of $103,042 and $40,396, respectively, in connection with this agreement. The Company may terminate the arrangement at any time with sixty days notice.

7. Shareholders' Equity

 Initial Public Offering

  The Company completed its initial public offering of common stock and common stock purchase warrants on November 5, 1997. The offering consisted of 1,200,000 units ("Units"), each unit consisting of one share of common stock, no par value, and a redeemable warrant to purchase one share of common stock at an exercise price of $7.625 per share. The Warrants may be exercised at any time beginning November 5, 1998 until November 4, 2002. The Company offered these units to the public at a price of $6.10 per unit. Upon the completion of the initial public offering, all of the convertible preferred shares outstanding as of the closing date were automatically converted into 908,615 shares of common stock. The shares and warrants comprising the units were detached and began trading separately on December 1, 1997. In connection with the initial public offering, the Company issued warrants to purchase 117,917 Units (the "Representative's Warrants"). The Representative's Warrants are exercisable at a price of $7.625 per Unit for a period of four years commencing one year after the date of the initial public offering. The warrants issuable upon exercise of the Representative's Warrants are exercisable at $7.625 per warrant for a period of four years, commencing one year from the date of the initial public offering.

  In connection with a bridge financing, which was funded and repaid in November 1997, the Company issued to the bridge financing investors warrants to purchase 81,254 shares exercisable at $6.00 per share and 2,084 shares exercisable at $7.625 per share. The bridge warrants may be exercised at any time beginning April 7, 1998 until April 7, 2002. The value of the warrants was deemed to be immaterial, therefore, the Company did not record any value for these warrants.

  As of December 31, 1998, 1,519,172 shares of common stock were reserved for issuance of outstanding warrants.

 Private Placement

  On February 6, 1998, the Company completed a private placement of 1,000,000 shares of common stock for $8.00 per share, with net proceeds of approximately $7,500,000.

 1995 Stock Option Plan

  The Company's 1995 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. As of December 31, 1998, a total of 1,000,000 shares of common stock have been reserved for issuance under the Plan. In December 1998, the Board of Directors approved an increase to the Plan of 200,000 shares, subject to approval by the stockholders at the Company's Annual Meeting of Shareholders in June 1999. The Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees and consultants of the Company.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


7. Shareholders' Equity (Continued)

 1995 Stock Option Plan (Continued)

  Generally, the exercise price of all incentive stock options and non-qualified stock options granted under the Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of an incentive stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% at the end of the first year and then ratably in monthly installments over the remaining years of the option.

  A summary of the Company's stock option activity and related information for the period from inception (August 7, 1995) to December 31, 1998 follows:

                                                         Outstanding Options
                                                         ----------------------
                                                                      Weighted
                                               Shares                  Average
                                              Available    Number     Exercise
                                              for Grant  of Shares      Price
                                              ---------  ----------   ---------
       Shares authorized.....................  250,000           --         --
       Options granted....................... (120,000)      120,000   $   0.09
                                              --------    ----------
     Balance at December 31, 1995............  130,000       120,000   $   0.09
       Shares authorized.....................      --            --         --
       Options granted at fair value.........   (3,334)        3,334   $   0.09
       Options granted below fair value......  (83,333)       83,333   $   0.90
       Options exercised.....................      --        (91,666)  $   0.09
                                              --------    ----------
     Balance at December 31, 1996............   43,333       115,001   $   0.68
       Shares authorized.....................  750,000           --         --
       Options granted at fair value......... (369,166)      369,166   $   4.12
       Options granted below fair value...... (153,333)      153,333   $   3.00
       Options exercised.....................      --            --         --
                                              --------    ----------
     Balance at December 31, 1997............  270,834       637,500   $   3.23
       Shares authorized.....................  200,000*          --         --
       Options granted at fair value......... (296,498)      296,498   $   8.10
       Options granted below fair value......  (60,000)       60,000   $   5.92
       Options exercised.....................      --            --         --
       Options forfeited.....................    7,500        (7,500)  $   3.75
                                              --------    ----------
     Balance at December 31, 1998............  121,836       986,498   $   4.85
                                              ========    ==========

    * On December 9,1998 the Board of Directors approved an increase of 200,000 shares to the plan subject to shareholders' approval at the Annual Meeting of Shareholders on June 2, 1999.

  The company granted options to purchase approximately 80,000 shares of common stock in December 1998 that were not reserved for under the 1995 Stock Option Plan (the "Plan"). The Board of Directors authorized an increase in the number of shares reserved under the Plan by 200,000; however, these shares are not duly authorized and available for grant until the shareholders approve the increase at the Annual Meeting of Shareholders in June 1999. For accounting purposes, the company must recognize compensation expense for the difference between the fair market value on the date of grant (measurement date) and the exercise price. The

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


7.Shareholders' Equity (Continued)

 1995 Stock Option Plan (Continued)

stock options granted have exercise prices of $7.63 and $7.75, which represent the fair market value of the company's common stock on the respective dates of grant. However, as the options granted will not be authorized for grant until the shareholders have approved the increase in the number of shares authorized under the Plan, the measurement date will not be established until such approval is obtained. The company will be required to recognize as compensation expense the difference between the exercise price and the fair market value of the underlying common stock at that time. If the stock price is significantly higher on this date compared to the exercise price, the company's results could be materially impacted in the second quarter of 1999.

  Exercisable options at December 31, 1998, totaled 331,551. Exercise prices for options outstanding as of December 31, 1998 ranged from $0.09 to $11.25. The following table summarizes information about options outstanding at December 31, 1998:

                         Outstanding Options        Exercisable Options
                   -------------------------------- --------------------
                              Weighted-                        Weighted-
                               Average   Remaining             Average-
       Exercise      Number   Exercise  Contractual   Number   Exercise
        Prices     of Options   Price      Life     of Options   Price
     ------------  ---------- --------- ----------- ---------- ---------
                                        (In years)
     $0.09-0.90     114,999    $ 0.68      7.51       72,150    $ 0.60
     $3.00-4.06     483,332    $ 3.54      8.69      182,735    $ 3.53
     $5.25-6.10      71,667    $ 5.69      8.45       51,666    $ 5.85
     $7.63-7.75     236,500    $ 7.64      9.96          --        --
     $9.50-9.69      64,000    $ 9.67      9.25       20,000    $ 9.63
     $10.25-11.25    16,000    $10.56      9.19        5,000    $11.25
                    -------                          -------
                    986,498                          331,551
                    =======                          =======

 Stock-Based Compensation

  During 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 ("SFAS 123"). In accordance with SFAS 123, the Company applies APB 25 in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees at fair value, but does recognize compensation expense for options granted at prices below fair value. The valuation related to stock options granted to non-employees in 1996 was immaterial and, therefore, no value was recorded in the financial statements in 1996. The Company used the minimum value method to determine the fair value of stock options at the grant date issued in 1996, and in 1997, up to the date of the initial public offering. Options granted subsequent to the Company's initial public offering were valued using the Black-Scholes Estimation Option Pricing Model. The weighted-average assumptions used for 1998 and 1997 were as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                          1998         1997
                                                      ------------  -----------
     Risk free interest rate.........................         4.75%         6.2%
     Expected dividend yield.........................            0            0
     Expected option life in years...................            4            4
     Expected stock price volatility.................          .80          .70

  The weighted-average estimated fair value of employee stock option granted at fair value was $4.92 and $1.92 for stock options granted in 1998 and 1997, respectively. There were no employee stock options granted below fair value in 1998. The weighted-average estimated fair value of employee stock options granted below fair value in 1997 was $2.15.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


7. Shareholders' Equity (Continued)

 Stock-Based Compensation (Continued)

  The option valuation models used in 1998 and 1997, were developed for using in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For pro forma purposes, the estimated fair value of the options is amortized to expense over the option's vesting period. If the Company had elected to recognize compensation expense based on the fair value of the options granted on the date of grant as prescribed by SFAS 123, net loss and net loss per share would have increased as reflected in the pro forma amounts shown in the table below:

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
     Net loss--as reported........................... $(2,779,723) $(1,236,452)
     Net loss--pro forma............................. $(3,067,834) $(1,275,943)
     Net loss per share--as reported................. $     (0.44) $     (0.34)
     Net loss per share--pro forma................... $     (0.49) $     (0.35)

 Deferred Compensation

  For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,050 as deferred compensation for the excess of the deemed fair value for financial statement presentation purposes of the Common Stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options.

  Total deferred compensation recorded during 1998 and 1997 totaled $430,000 and $242,000, respectively. Compensation expense relating to the amortization of deferred compensation recorded in the 1998 and 1997 income statements was $321,000 and $116,000, respectively. Further, the Company recognized expense of $26,000 in 1998 relating to the value of stock options granted to a consultant in exchange for services.

8. Income Taxes

  As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $3,900,000 each. The Company also had federal research and development tax credit carryforwards of approximately $100,000. The net operating loss carryforwards will expire at various dates beginning on 2010 through 2018 if not utilized.

  Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


8. Income Taxes (Continued)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                            1998        1997
                                                         -----------  ---------
     Net operating loss carryforward.................... $1 ,500,000  $ 700,000
     Other..............................................     100,000    100,000
                                                         -----------  ---------
     Total deferred tax assets..........................   1,600,000    800,000
     Valuation allowance for deferred tax assets........  (1,600,000)  (800,000)
                                                         -----------  ---------
       Total............................................ $       --   $     --
                                                         ===========  =========

  The net valuation allowance increased by $300,000 during the year ended December 31, 1997.

                               INDEX TO EXHIBITS

     *3.1  Third Amended and Restated Articles of Incorporation
     *3.2  Form of Amended and Restated Articles of Incorporation
     *3.3  Bylaws
     *3.4 Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
     *4.1  Specimen Common Stock Certificate
     *4.2  Specimen Warrant Certificate (filed as Exhibit A to the Form of
           Warrant Agreement)
     *4.3  Form of Representative's Warrant Agreement including form of
           Representative's Warrant
     *4.4  Form of Warrant Agreement
   **10.1  1995 Stock Option Plan, as amended
   *+10.2  Agreement dated July 11, 1996 between the Company and Bristol-Myers
           Squibb Company
   *+10.3  Feasibility Agreement dated May 13, 1996 between the Company and
           GalaGen Inc.
    *10.4  Agreement dated March 18, 1997 between the Company and CSO Ventures
           LLC
    *10.7  Employment Agreement between DepoMed, Inc. and John W. Shell
    *10.8  Employment Agreement between DepoMed, Inc. and John W. Fara
    *10.9  Agreement re: Settlement of Lawsuit, Conveyance of Assets and
           Assumption of Liabilities, dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals,
           Inc.
    *10.10 Form of Indemnification Agreement between the Company and its directors and executive officers
    *10.11 Letter Agreement dated October 25, 1996 between the Company and John
           W. Fara
    *10.12 Form of Agreement between the Company and Burrill & Company
 ***+10.13 Joint Research Agreement dated February 20, 1998 between the company and R.W. Johnson Pharmaceutical Research Institute
 ****10.14 Sublease dated February 18, 1998 between the company and R.W.
           Johnson Pharmaceutical Research Institute
     23.1  Consent of Ernst & Young LLP, Independent Auditors
     24.1  Power of Attorney (see page 21)
     27.1  Financial Data Schedule

--------
* Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)
** Incorporated by reference to Exhibit 99.1 of the company's registration statement on Form S-8 (File No. 333-66923)
*** Incorporated by reference to Exhibit 10.1 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
**** Incorporated by reference to Exhibit 10.2 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
+    Confidential treatment granted.