Form 10QSB
period 1999-03-31
DEPOMED INC
filed 1999-04-30
CIK 1005201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               YES [X]  NO [_]

          The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of April 28, 1999, was 6,475,077.

                                 DEPOMED, INC.


                                 PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

                                                                                                       PAGE
                                                                                                     --------
  Unaudited Balance Sheet at March 31, 1999....................................................         3

  Unaudited Statements of Operations for the three month periods ended
      March 31, 1999 and 1998 and the period from inception (August 7, 1995)
      to March 31, 1999........................................................................         4

  Unaudited Statements of Cash Flows for the three month periods ended
      March 31, 1999 and 1998 and the period from inception (August 7, 1995) to
      March 31, 1999...........................................................................         5

  Notes to Unaudited Financial Statements......................................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................         7


                                 PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................        17

Item 6. Exhibits and Reports on Form 8-K.......................................................        18

Signature......................................................................................        19

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 DEPOMED, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1999

                                    ASSETS
Current assets:
      Cash and cash equivalents................................................            $ 2,515,272
      Marketable securities....................................................              5,105,700
      Accounts receivable......................................................                237,004
      Prepaid and other current assets.........................................                233,796
                                                                                   -------------------
              Total current assets.............................................              8,091,772

Property and equipment, net....................................................                960,990
Other assets...................................................................                 70,933
                                                                                           $ 9,123,695
                                                                                   ===================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable.........................................................            $    82,786
      Accrued compensation.....................................................                159,796
      Other accrued liabilities................................................                 10,000
      Capital lease obligation, current portion................................                 53,161
      Long-term debt, current portion..........................................                 93,806
                                                                                   -------------------
              Total current liabilities........................................                399,549

Capital lease obligation, non-current portion..................................                 87,264
Long-term debt, non-current portion............................................                362,394

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares
         authorized, none issued and outstanding
      Common stock, no par value, 25,000,000 shares
          authorized; 6,474,444 shares issued and outstanding..................             14,797,072
      Deferred compensation....................................................               (442,165)
      Deficit accumulated during the development stage.........................             (6,097,353)
      Accumulated other comprehensive income...................................                 16,934
                                                                                   -------------------
              Total shareholders' equity.......................................              8,274,488
                                                                                   -------------------
                                                                                           $ 9,123,695
                                                                                   ===================



           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                             Period from
                                                                                                              inception
                                                                Three Months Ended March 31,             (August 7, 1995) to
                                                       -------------------------------------------
                                                                1999                    1998               March 31, 1999
                                                       -------------------     -------------------     --------------------


Product development revenue....................                $   115,327              $  109,500              $ 1,801,312

Operating expenses:
      Research and development.................                    729,192                 397,307                4,173,611
      General and administrative...............                    488,191                 301,245                3,963,541
      Purchase of in-process
         research and development..............                         --                      --                  298,154
                                                       -------------------     -------------------     --------------------

Total operating expenses.......................                  1,217,383                 698,552                8,435,306

Loss from operations...........................                 (1,102,056)               (589,052)              (6,633,994)

Interest income, net...........................                     94,319                  95,733                  536,641
                                                       -------------------     -------------------     --------------------


Net loss.......................................                $(1,007,737)             $ (493,319)             $(6,097,353)
                                                       ===================     ===================     ====================

Basic and diluted net loss per share...........                     $(0.16)                 $(0.08)
                                                       ===================     ===================

Shares used in computing basic
      and diluted net loss per share...........                  6,472,970               5,874,549
                                                       ===================     ===================




           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                Period from
                                                                                                                 inception
                                                                     Three Months Ended March 31,            (August 7, 1995)
                                                               --------------------------------------               to
                                                                       1999                 1998              March 31, 1999
                                                               -----------------    -----------------      ------------------
Operating Activities
Net loss....................................................         $(1,007,737)         $  (493,319)            $(6,097,353)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization...........................             106,375               22,789                 405,358
    Accrued interest expense on shareholder notes...........                  --                   --                  13,618
    Amortization of deferred compensation...................              68,167               43,191                 505,085
    Value of stock options issued for services..............                  --                   --                  26,050
    Purchase of in-process research and development.........                  --                   --                 298,154
    Changes in assets and liabilities:
        Accounts receivable.................................              69,144               35,387                (237,004)
        Other current assets................................             (46,772)              (2,157)               (233,796)
        Other assets........................................              16,999               27,860                 (71,091)
        Accounts payable and other accrued liabilities......            (164,641)            (207,650)                 92,786
        Accrued compensation................................             (11,199)              27,725                  92,320
        Other current liabilities...........................                  --              (31,497)                     --
                                                               -----------------    -----------------      ------------------
                Net cash used in operating activities.......            (969,664)            (577,671)             (5,205,873)
                                                               -----------------    -----------------      ------------------

Investing Activities
Expenditures for property and equipment.....................             (44,135)             (44,425)             (1,035,744)
Purchases of marketable securities..........................          (1,576,830)                  --              (6,280,587)
Maturities of marketable securities.........................           1,094,978                   --               1,174,560
                                                               -----------------    -----------------      ------------------
                Net cash used in investing activities.......            (525,987)             (44,425)             (6,141,771)
                                                               -----------------    -----------------      ------------------

Financing Activities
Payments on capital lease obligations.......................             (14,858)              (8,151)               (172,818)
Proceeds from equipment loan................................                  --                   --                 494,133
Payments on equipment loan..................................             (37,933)                  --                 (37,933)
Proceeds from issuance of notes.............................                  --                   --               1,050,000
Payments of notes...........................................                  --                   --              (1,000,000)
Payment of shareholder loans................................                  --                   --                (294,238)
Proceeds on issuance of common stock........................               4,998            7,493,267              13,823,772
                                                               -----------------    -----------------      ------------------
                Net cash (used in) provided by financing                 (47,793)           7,485,116              13,862,916
                 activities.................................
                                                               -----------------    -----------------      ------------------

Net increase (decrease) in cash and cash equivalents........          (1,543,444)           6,863,020               2,515,272
Cash and cash equivalents at beginning of period............           4,058,716            4,129,545                      --
                                                               -----------------    -----------------      ------------------
Cash and cash equivalents at end of period..................         $ 2,515,272          $10,992,565             $ 2,515,272
                                                               =================    =================      ==================



           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or future operating periods.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of cash on deposit with banks, and money market instruments with maturities of 90 days or less. Marketable securities consist of debt securities with original maturities between 90 days and 2 years. The debt securities are all classified as available-for-sale.

3. NET LOSS PER SHARE

     Basic and Diluted Net Loss Per Share (Historical)
     ------------------------------------------------

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as the effect is antidilutive.

4. COMPREHENSIVE INCOME

     For the three months ended March 31, 1999, comprehensive income approximated net loss.

5. SUBSEQUENT EVENT

     On April 20, 1999, the Company was notified by Bristol-Myers Squibb ("BMS") that BMS will not exercise its license and development option to use the Company's Gastric Retention System for an undisclosed pharmaceutical product.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included with the company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and the company's Financial Statements and related notes thereto appearing elsewhere in this quarterly report. Statements made in this quarterly report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A number of risks and uncertainties, including those discussed under the caption "FACTORS THAT MAY AFFECT FUTURE RESULTS" below and elsewhere in this quarterly report on Form 10-QSB could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.


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

     Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients including R.W. Johnson Pharmaceutical Research Institute ("PRI"). To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. At the inception of the company in 1995, we acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. DepoMed has generated a cumulative net loss of approximately $6,097,000 for the period from inception through March 31, 1999.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     Revenues for the three months ended March 31, 1999 and 1998 were approximately $115,000 and $110,000, respectively. In 1999, these revenues consisted of amounts earned under the feasibility arrangement with PRI. In 1998, revenues consisted primarily of amounts earned under the research and development arrangement with BMS which was completed in March 1998. The feasibility study with PRI is ongoing and additional product development revenues are expected in 1999.

     Research and development expenses for the three months ended March 31, 1999 were approximately $729,000 compared to approximately $397,000 during the three months ended March 31, 1998. The increase was due to the hiring of additional employees and related expenses, increased laboratory supplies and services, and increased depreciation and amortization expense of equipment and facilities improvements. The research and development allocation of occupancy expense also increased due to the company's sublease of larger facilities in March 1998.

     General and administrative expenses for the three months ended March 31, 1999 were approximately $488,000 compared to approximately $301,000 during the three months ended March 31, 1998. The increase was due to the additional expense incurred as a result of expanded investor relations activities, the increased occupancy expense of our subleased facility, increased depreciation and amortization expense of equipment and facilities improvements, and increased salaries.

     We granted options to purchase approximately 80,000 shares of common stock in December 1998 that were not reserved for issuance under the 1995 Stock Option Plan (the "Plan"). The Board of Directors authorized an increase in the number of shares reserved under the Plan by 800,000; however, these shares are not duly authorized and available for grant unless the shareholders approve the increase at the Annual Meeting of Shareholders in June 1999. For accounting purposes, the company must recognize compensation expense for the difference between the fair market value on the measurement date (date of shareholder approval) and the exercise price. The stock options granted have exercise prices of $7.63 and $7.75, which represent the fair market value of the company's common stock on the respective dates of grant. However, as the options granted will not be authorized for grant until the shareholders have approved the increase in the number of shares authorized under the Plan, the measurement date will not be established until such approval is obtained. If the fair market value of the underlying common stock is higher than the exercise price at that time, the company will be required to recognize the difference as compensation expense.
If the stock price is significantly higher on this date compared to the exercise price, the company's results could be materially impacted in the second quarter of 1999.

Liquidity and Capital Resources

     Cash used in operations in the three months ended March 31, 1999 was approximately $970,000 compared to approximately $578,000 for the three months ended March 31, 1998. During the three months ended March 31, 1999 the change in cash used in operations was due primarily to the increase in net loss. During the three months ended March 31, 1998, the change was also primarily due to the net loss.

     Cash used in investing activities in the three months ended March 31, 1999 totaled approximately $526,000 and consisted of a net increase of approximately $482,000 of marketable securities as well as purchases of laboratory equipment, fixtures and office equipment. Net cash used in investing activities in the three months ended March 31, 1998 totaled approximately $44,000 and consisted of purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories.

     Cash used in financing activities in the three months ended March 31, 1999 was approximately $48,000, which primarily consisted of payments on capital lease obligations and on a credit facility. Cash provided by financing activities in the three months ended March 31, 1998 was approximately $7,485,000 which consisted primarily of the net proceeds of $7,492,000 from a private placement in February 1998.

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

     Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available the company may have to:

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


     For example, in April 1999, BMS informed the company of its decision not to exercise its option under a 1996 agreement to license the DepoMed Gastric Retention System for a product.

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

     Various FDA regulations apply to over-the-counter products that comply with monographs issued by the FDA. These regulations include:
     .  cGMP requirements;
     . general and specific over-the-counter labeling requirements (including warning statements);

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


USE OF PROCEEDS FROM REGISTERED SECURITIES

  On November 4, 1997, a Registration Statement on Form SB-2 (No. 333-25445) was declared effective by the SEC pursuant to which the Company issued 1,200,000 units (the "Units") consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"). The Units were sold for the account of the Company at a price of $6.10 per Unit, generating $7,320,000 in gross proceeds to the Company. On December 1, 1997, the Common Stock and Warrants commenced trading separately, and on December 8, 1997, the Units ceased trading. The initial public offering was managed by National Securities Corporation.

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

  From the effective date of the Registration Statement to March 31, 1999, the Company has used approximately $3,811,000 to fund ongoing operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 29, 1999            DEPOMED, INC.



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