Form 10QSB
period 1999-06-30
DEPOMED INC
filed 1999-08-16
CIK 1005201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               YES [X]  NO [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of August 9, 1999, was 6,475,077.

                                 DEPOMED, INC.


                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements:
                                                                                                 PAGE
                                                                                                 ----
     Unaudited Balance Sheet at June 30, 1999..................................................    3

     Unaudited Statements of Operations for the three month periods ended
       June 30, 1999 and 1998 and the six month periods ended June 30, 1999
       and 1998 and the period from inception (August 7, 1995) to June 30, 1999................    4

     Unaudited Statements of Cash Flows for the six month periods ended
       June 30, 1999 and 1998 and the period from inception (August 7, 1995) to
       June 30, 1999...........................................................................    5

     Notes to Unaudited Financial Statements...................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations.............................................................................    7


                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................   18

Item 4. Submission of Matters to a Vote of Security Holders....................................   18

Item 6. Exhibits and Reports on Form 8-K.......................................................   20

Signature......................................................................................   21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 DEPOMED, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1999

ASSETS
Current assets:
      Cash and cash equivalents................................................    $     2,978,774
      Marketable securities....................................................          4,099,245
      Prepaid and other current assets.........................................            153,664
                                                                                   ---------------
              Total current assets.............................................          7,231,683

Property and equipment, net....................................................            915,792
Other assets...................................................................             53,528
                                                                                   ---------------
                                                                                   $     8,201,003
                                                                                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable.........................................................    $       127,884
      Accrued compensation.....................................................            202,556
      Other accrued liabilities................................................             23,797
      Capital lease obligation, current portion................................             48,736
      Long-term debt, current portion..........................................            119,471
                                                                                   ---------------
              Total current liabilities........................................            522,444

Capital lease obligation, non-current portion..................................             70,722
Long-term debt, non-current portion............................................            420,065

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares
          authorized; none issued and outstanding..............................                 --
      Common stock, no par value, 25,000,000 shares
          authorized; 6,475,077 shares issued and outstanding..................         14,797,072
      Deferred compensation....................................................           (374,000)
      Deficit accumulated during the development stage.........................         (7,260,661)
      Accumulated other comprehensive income...................................             25,361
                                                                                   ---------------
              Total shareholders' equity.......................................          7,187,772
                                                                                   ---------------
                                                                                   $     8,201,003
                                                                                   ===============

           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                   Period From
                                                                                                                    Inception
                                                                                                                 (August 7, 1995)
                                      Three Months Ended June 30,            Six Months Ended June 30,                  to
                                   ---------------------------------     ---------------------------------
                                        1999                1998              1999                1998            June 30, 1999
                                   -------------       -------------     ---------------     -------------      ------------------
Product development revenue.....   $          --       $     129,803     $       115,327     $     239,303      $        1,801,312

Operating expenses:
      Research and development..         763,889             442,008           1,493,081           839,315               4,937,500
      General and...............         479,781             420,604             967,972           721,849               4,443,322
       administrative
      Purchase of in-process
         research and
          development...........              --                  --                  --                --                 298,154
                                   -------------       -------------     ---------------     -------------      ------------------

Total operating expenses........       1,243,670             862,612           2,461,053         1,561,164               9,678,976

Loss from operations............      (1,243,670)           (732,809)         (2,345,726)       (1,321,861)             (7,877,664)

Interest income, net............          80,362             146,670             174,681           242,403                 617,003
                                   -------------       -------------     ---------------     -------------      ------------------


Net loss........................   $  (1,163,308)      $    (586,139)    $    (2,171,045)    $  (1,079,458)     $       (7,260,661)
                                   =============       =============     ===============     =============      ==================

Basic and diluted net loss
 per share......................   $       (0.18)      $       (0.09)    $         (0.34)    $       (0.17)
                                   =============       =============     ===============     =============

Shares used in computing basic
      and diluted net loss
       per share................       6,475,000           6,463,438           6,473,991         6,170,620
                                   =============       =============     ===============     =============

           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              Period From
                                                                                                             Inception
                                                                           Six Months Ended June 30,      (August 7, 1995)
                                                                         ----------------------------           to
                                                                             1999            1998          June 30, 1999
                                                                         -------------   ------------     ---------------
Operating Activities
Net loss............................................................     $ (2,171,045)   $ (1,079,458)    $    (7,260,661)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................          199,845          63,910             498,828
    Accrued interest expense on shareholder notes...................               --              --              13,618
    Amortization of deferred compensation...........................          136,332          93,511             573,250
    Value of stock options issued for services......................               --              --              26,050
    Purchase of in-process research and development.................               --              --             298,154
    Changes in assets and liabilities:
        Accounts receivable.........................................          306,148          15,084                  --
        Other current assets........................................           33,360          25,035            (153,664)
        Other assets................................................           34,404         (25,242)            (53,686)
        Accounts payable and other accrued liabilities..............         (105,746)       (200,897)            151,681
        Accrued compensation........................................           31,561          33,462             135,080
        Other current liabilities...................................               --         (53,191)                 --
                                                                         ------------    ------------     ---------------
               Net cash used in operating activities................       (1,535,141)     (1,127,786)         (5,771,350)
                                                                         ------------    ------------     ---------------
Investing Activities
Expenditures for property and equipment.............................          (86,417)       (279,759)        (1,078,026)
Purchases of marketable securities..................................       (1,576,830)     (1,507,995)        (6,280,587)
Maturities of marketable securities.................................        2,098,823              --          2,178,405
                                                                         ------------    ------------     --------------
               Net cash provided by (used in) investing activities..          435,576      (1,787,754)        (5,180,208)
                                                                         ------------    ------------     --------------

Financing Activities
Payments on capital lease obligations...............................          (30,778)        (30,322)          (188,738)
Proceeds from equipment loan........................................          105,734              --            599,867
Payments on equipment loan..........................................          (60,331)             --            (60,331)
Proceeds from issuance of notes.....................................               --              --          1,050,000
Payments of notes...................................................               --              --         (1,000,000)
Payment of shareholder loans........................................               --              --           (294,238)
Proceeds on issuance of common stock................................            4,998       7,492,631         13,823,772
                                                                         ------------    ------------     --------------
               Net cash provided by financing activities............           19,623       7,462,309         13,930,332
                                                                         ------------    ------------     --------------

Net (decrease) increase in cash and cash equivalents................       (1,079,942)      4,546,769          2,978,774
Cash and cash equivalents at beginning of period....................        4,058,716       4,129,545                 --
                                                                         ------------    ------------     --------------
Cash and cash equivalents at end of period..........................     $  2,978,774    $  8,676,314     $    2,978,774
                                                                         ============    ============     ==============



           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

          These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or future operating periods.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

          Cash and cash equivalents consist of cash on deposit with banks, and money market instruments with maturities of three months or less. Marketable securities consist of debt securities with original maturities between three months and two years. The debt securities are all classified as available-for-sale.

3. NET LOSS PER SHARE

          Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as the effect is antidilutive.

4. COMPREHENSIVE INCOME

          For the three months ended June 30, 1999, comprehensive income approximated net loss.

5. COMMITMENTS AND CONTINGENCIES

          The Company entered into a $600,000 equipment financing credit facility ("Credit Facility") with a third party in 1998. As of December 1998, the Company had utilized approximately $494,000 of the Credit Facility. In June 1999, the Company financed additional equipment of approximately $106,000 under the agreement. The financed equipment serves as collateral for the loan.

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

     Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients including R.W. Johnson Pharmaceutical Research Institute ("PRI"). To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. At the inception of the company in 1995, we acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. DepoMed has generated a cumulative net loss of approximately $7,261,000 for the period from inception through June 30, 1999.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

     We had no revenues for the three months ended June 30, 1999 compared to approximately $130,000 for the three months ended June 30, 1998. In the first quarter of 1999, we completed a phase of research and development, under the March 1998 PRI feasibility agreement, that is currently in the standard review process at PRI. In 1998, these revenues consisted of amounts also earned under the feasibility agreement with PRI.

     Research and development expenses for the three months ended June 30, 1999 were approximately $764,000 compared to approximately $442,000 during the three months ended June 30, 1998. The increase was due to the hiring of additional employees and related expenses, increased patent legal expense, increased laboratory supplies and services, and increased depreciation and amortization expense of equipment and facilities improvements.

     General and administrative expenses for the three months ended June 30, 1999 were approximately $480,000 compared to approximately $421,000 during the three months ended June 30, 1998. The increase was due to increased salaries and the additional expense incurred as a result of expanded investor relations activities.

     Net interest income was approximately $80,000 for the three months ended in June 30, 1999 compared to approximately $147,000 during the three months ended June 30, 1998. The decrease was due to declining cash and investment balances. Net interest income also includes immaterial gains realized on sale of securities.

     We granted options to purchase approximately 80,000 shares of common stock in December 1998 that were not reserved for issuance under the 1995 Stock Option Plan (the "Plan"). The Board of Directors subsequently authorized an increase in the number of shares reserved under the Plan by 800,000; however, these shares were not duly authorized and available for grant until our shareholders approved the increase at the Annual Meeting of Shareholders in June 1999. For accounting purposes, the company is required to recognize a compensation expense if the fair market value on the measurement date (date of shareholder approval) is higher than the exercise price. The stock options granted have exercise prices of $7.63 and $7.75, which represent the fair market value of the company's common stock on the respective dates of grant. Since the fair market value of the underlying common stock was lower than the exercise price on the date of shareholder approval, June 2, 1999, the company will not be required to recognize any compensation expense related to these grants.

Six Months Ended June 30, 1999 and 1998

     Revenues for the six months ended June 30, 1999 and 1998 were approximately $115,000 and $239,000, respectively. In 1999, these revenues consisted entirely of amounts earned under the feasibility arrangement with PRI. In 1998, these revenues consisted of amounts earned under the feasibility, and the research and development, arrangements with PRI and Bristol-Myers Squibb Company ("BMS"), respectively. Research and development payments from PRI declined as a result of our having completed a phase of formulation development in March 1999, which is currently under review at PRI. Revenues from BMS ended in March 1998 as a result of our having completed our activities for BMS. In April 1999, we were notified by BMS that BMS would not exercise its license and development option to use the DepoMed Gastric Retention System for an undisclosed pharmaceutical product.

     Research and development expenses for the six months ended June 30, 1999 were approximately $1,493,000 compared to approximately $839,000 incurred during the six months ended June 30, 1998. The increase was due to the hiring of additional employees and related expenses as well as increased laboratory supplies and services, increased patent legal expense, and increased depreciation and amortization expense of equipment and facilities improvements. Research and development allocation of occupancy expense also increased due to the Company's sublease of larger facilities in March 1998.

     General and administrative expenses for the six months ended in June 30, 1999 were approximately $968,000 compared to approximately $722,000 incurred during the six months ended June 30, 1998. The increase was due to expenses for expanded investor relations activities, the hiring of additional employees, increased salaries and increased occupancy expense of our subleased facility.

     Net interest income was approximately $175,000 for the six months ended in June 30, 1999 compared to net interest income of approximately $242,000 received during the six months ended June 30, 1998. The decrease was due to declining cash and investment balances. Net interest income also includes immaterial gains realized on sale of securities.

Liquidity and Capital Resources

     Cash used in operations in the six months ended June 30, 1999 was approximately $1,535,000 compared to approximately $1,128,000 for the six months ended June 30, 1998. During the six months ended June 30, 1999 the change in cash used was due primarily to the net loss offset by the decrease in accounts receivable. In 1998, the change in cash used in operations was due primarily to the net loss.

     Cash provided by investing activities in the six months ended June 30, 1999 totaled approximately $436,000 and consisted of a net decrease of approximately $522,000 of marketable securities as well as purchases of laboratory equipment, fixtures and office equipment. Net cash used in investing activities in the six months ended June 30, 1998 totaled approximately $1,788,000 and consisted primarily of purchases of short-term investments as well as laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories.

     Cash provided by financing activities in the six months ended June 30, 1999 was approximately $20,000 and consisted of approximately $106,000 in proceeds from the equipment financing credit facility (See Note 5 of Notes to Unaudited Condensed Financial Statements), as well as payments on the credit facility and capital lease obligations. Cash provided by financing activities in the six months ended June 30, 1998 was approximately $7,462,000 which consisted almost entirely of the net proceeds of $7,492,000 from a private placement in February 1998.

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

     .  results of research and development;

     .  relationships with collaborative partners;

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

  . Phase I is to identify those systems, applications and third-party relationships from which we have exposure to Y2K disruptions in operations.

  . Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of 1999. Also included in Phase II is the development of contingency plans which would be implemented in order to minimize disruptions in operations should Y2K compliance not be achieved.

  . Phase III is the remediation and final testing or equivalent certification of testing of each major area of exposure to ensure compliance.

We intend to complete all phases before the end of 1999.

     We have identified three major areas determined to be critical for successful Y2K compliance:

  . Area 1, which includes financial, research and development and administrative informational systems applications reliant on system software;

  . Area 2, which includes financial, research, development, quality and administrative applications reliant on computer programs embedded in microprocessors; and

  . Area 3, which includes third-party relationships which may be affected by Area 1 and 2 exposures which exist in other companies.

     We have completed Phase I of our Y2K program with respect to all three of the major areas. We believe that we rely on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations.

     We have also completed Phase II of Y2K compliance in all three Areas. With respect to Area 1 and Area 2, we have reviewed all internal software and hardware to determine our Y2K exposure. With respect to Area 3, we have evaluated our reliance on third parties in order to determine whether their Y2K compliance will affect our operations.

     Phase III of our Y2K compliance plan is partially completed. All internal software and hardware in Areas 1 and 2 have been evaluated, upgraded as necessary, tested and certified compliant by an independent consultant. All internal microprocessors have been evaluated, upgraded as necessary, tested and certified compliant by the manufacturers of our laboratory equipment, administrative equipment and security systems. In Area 3, we have confirmed the Y2K compliance of some of our suppliers and service providers, including banks, payroll service, utilities and security systems. We continue to monitor the progress toward compliance of those suppliers who currently are not Y2K compliant. We cannot guarantee that those suppliers will be compliant by December 31, 1999.

     We believe that DepoMed has limited exposure to problems arising out of Y2K noncompliance. We currently do not rely on sales revenue to maintain our business operations nor are we engaged in highly time-sensitive proprietary research and development or research and development contracts that could subject us to penalties as a result of delays caused by Y2K. At this time, we believe that our Y2K exposure is limited to supply chain problems with our outside vendors. Should these vendors fail to meet their scheduled Y2K compliance, we have developed a contingency plan to stockpile certain materials that can only be procured from the vendors in question. We will begin increasing our laboratory supply inventory as of October 1, 1999. We intend to maintain in inventory two to three months of those laboratory supplies which may have limited availability after December 31, 1999. These supplies will be stored in our onsite warehouse.

     As a normal business procedure and a Y2K precaution, on our last working day of the year, December 30, 1999, we will produce a backup copy of all data maintained on our internal computer systems and store it safely offsite.

     We have paid to date all costs of approximately $15,000, related toY2K compliance. The funds for compliance were part of our cash flow from operations and capital expenditures.

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

No Assurance of Successful Product Development

     Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we would need to complete substantial additional research and development on a drug provided by a collaborative partner. Even if we are successful, the collaborative partner's drug incorporated in the DepoMed System:
     .  may not be offered for commercial sale; or

     . may prove to have undesirable or unintended side effects that prevent or limit its commercial use.

     Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners would need to:
     . conduct clinical tests showing that these products are safe and effective; and

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

     .  relationships with collaborative partners;

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

Dependence on and Need for Collaborative Partners

     We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements. The success of any such collaborative arrangements requires that the company's collaborative partners:
     .  perform their obligations as expected; and

     . devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

     Even when such arrangements are entered into, the company's collaborative partners may not continue to:
     .  fund their particular projects;

     .  perform their agreed-to obligations; or

     . choose to develop and make commercial sales of products using the DepoMed Systems.

     For example, in April 1999, BMS informed the company of its decision not to exercise its option under a 1996 agreement to license the DepoMed Gastric Retention System for a product. Additionally, the company is not currently conducting research and development under the PRI feasibility agreement while PRI completes its internal review of our work to date under the feasibility agreement. There can be no assurance that PRI will support further development of its program based on our technology.

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

Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold two issued United States patents and two United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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

Year 2000

     As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate and process the new year, "00", as "2000" instead of "1900". In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date that systems will be able to process accurately. We have developed and implemented a three-phase program to limit or eliminate Y2K exposures. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Year 2000".


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

     On November 4, 1997, a Registration Statement on Form SB-2 (No. 333-25445) was declared effective by the SEC pursuant to which DepoMed issued 1,200,000 units (the "Units") consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"). The Units were sold for the account of the company at a price of $6.10 per Unit, generating $7,320,000 in gross proceeds to DepoMed. On December 1, 1997, the Common Stock and Warrants commenced trading separately, and on December 8, 1997, the Units ceased trading. The initial public offering was managed by National Securities Corporation.

     From the effective date of the Registration Statement to June 30, 1999, we incurred approximately $586,000 in underwriting discounts and commissions, approximately $281,000 of expenses paid to or for the underwriters, and approximately $1,097,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,356,000. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of DepoMed, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the Initial Public Offering, DepoMed paid Dr. John Fara, the company's Chief Executive Officer, an incentive bonus of $100,000.

     From the effective date of the Registration Statement to June 30, 1999, we have used approximately $4,376,000 to fund ongoing operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company held its annual meeting of shareholders on June 2, 1999 (the "Annual Meeting") to consider and vote on the following proposals: (i) election of directors until the next Annual Meeting (Proposal 1), (ii) amendment of the company's 1995 Stock Option Plan (the "Plan") to increase the number of shares available for issuance from 1,000,000 to 1,800,000 (Proposal 2) and (iii) ratification of Ernst & Young LLP as the company's independent auditors (Proposal 3).

     Proposal 1  Drs. John W. Shell, John W. Fara, Mr. John N. Shell, Mr. G.
     ----------
Steven Burrill and Dr. Leigh Thompson, each of whom was a director of DepoMed prior to the Annual Meeting, were elected as directors of the company to serve until the next annual meeting of the shareholders of DepoMed. Of the 3,882,737 shares voted at the Annual Meeting, 3,854,587 shares were voted for the election of Drs. Shell, Fara and Thompson with 28,150 shares voting against Drs. Shell, Fara and Thompson; and 3,854,487 shares were voted for the election of Messrs. Shell and Burrill with 28,250 shares voting against Messrs. Shell and Burrill.

     Proposal 2  The shareholders of DepoMed approved Proposal 2 with a vote of
     ----------
3,781,967 shares voted for, 97,370 shares against, 3,400 abstaining.

     Proposal 3  The shareholders of DepoMed approved Proposal 3 with a vote of
     ----------
3,869,337 for, 11,500 shares against with 1,900 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 1999                   DEPOMED, INC.



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