Form 10QSB
period 1999-09-30
DEPOMED INC
filed 1999-11-02
CIK 1005201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM     TO
                                                -----  -----

                        COMMISSION FILE NUMBER 000-23267


                                 DEPOMED, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         CALIFORNIA                                        94-3229046
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

                                 YES [X] NO [ ]

          The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of October 29, 1999, was 6,475,077.

                                 DEPOMED, INC.


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
                                                                            PAGE
                                                                            ----
  Unaudited Balance Sheet at September 30, 1999 ..........................   3

  Unaudited Statements of Operations for the three- and nine-month periods ended September 30, 1999 and 1998 and for the period
      from inception (August 7, 1995) to September 30, 1999 ..............   4

  Unaudited Statements of Cash Flows for the nine-month periods ended
      September 30, 1999 and 1998 and for the period from inception
     (August 7, 1995) to September 30, 1999 ..............................   5

  Notes to Unaudited Financial Statements ................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................   8


                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ........................   19

Item 6. Exhibits and Reports on Form 8-K .................................   20

Signature ................................................................   21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 DEPOMED, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (Unaudited)

                               September 30, 1999

ASSETS
Current assets:
      Cash and cash equivalents.................................    $ 1,953,443
      Marketable securities.....................................      4,049,750
      Prepaid and other current assets..........................        185,022
                                                                ---------------
              Total current assets..............................      6,188,215

Property and equipment, net.....................................        832,730
Other assets....................................................         33,234
                                                                ---------------
                                                                    $ 7,054,179
                                                                ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable..........................................    $   353,594
      Accrued compensation......................................        222,190
      Other accrued liabilities.................................        101,333
      Capital lease obligation, current portion.................         44,159
      Long-term debt, current portion...........................         99,659
                                                                ---------------
              Total current liabilities.........................        820,935

Capital lease obligation, non-current portion...................         62,469
Long-term debt, non-current portion.............................        408,495

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares
          authorized; none issued and outstanding...............             --
      Common stock, no par value, 25,000,000 shares
          authorized; 6,475,077 shares issued and outstanding...     14,797,072
      Deferred compensation.....................................       (305,834)
      Deficit accumulated during the development stage..........     (8,719,357)
      Accumulated other comprehensive loss......................         (9,601)
                                                                ---------------
              Total shareholders' equity........................      5,762,280
                                                                ---------------
                                                                    $ 7,054,179
                                                                ===============

           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                Period From
                                                                                                                 Inception
                                                                                                             (August 7, 1995)
                                   Three Months Ended September 30,      Nine Months Ended September 30,            to
                                 -----------------------------------    --------------------------------       September 30,
                                        1999               1998              1999               1998               1999
                                 ----------------     --------------    --------------     -------------     ----------------
Product development revenue...        $        --        $  217,687        $   115,327       $   456,990          $ 1,801,312

Operating expenses:
      Research and
       development............          1,094,665           573,673          2,587,746         1,412,987            6,032,165
      General and
       administrative.........            430,393           416,341          1,398,365         1,138,191            4,873,715
      Purchase of in-process
         research and
          development.........                 --                --                 --                --              298,154
                                 ----------------     -------------     --------------     -------------     ----------------

Total operating expenses......          1,525,058           990,014          3,986,111         2,551,178           11,204,034

Loss from operations..........        (1,525,058)         (772,327)        (3,870,784)       (2,094,188)          (9,402,722)

Interest income, net..........             66,362           126,831            241,043           369,234              683,365
                                 ----------------     -------------     --------------     -------------     ----------------

Net loss......................       $(1,458,696)       $ (645,496)       $(3,629,741)      $(1,724,954)         $(8,719,357)
                                 ================     =============     ==============     =============     ================

Basic and diluted net loss
 per share....................       $     (0.23)       $    (0.10)       $     (0.56)      $     (0.28)
                                 ================     =============     ==============     =============

Shares used in computing basic
      and diluted net loss
       per share..............          6,475,077         6,463,438          6,474,357         6,269,299
                                 ================     =============     ==============     =============

           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                        Period From
                                                                                                         Inception
                                                                                                     (August 7, 1995)
                                                                 Nine Months Ended September 30,            to
                                                                --------------------------------       September 30,
                                                                     1999               1998               1999
                                                                ---------------    --------------    -----------------
Operating Activities
Net loss....................................................      $(3,629,741)      $(1,724,954)         $(8,719,357)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization...........................           306,772           139,130              605,755
    Accrued interest expense on shareholder notes...........                --                --               13,618
    Amortization of deferred compensation...................           204,498           140,695              641,416
    Value of stock options issued for services..............                --                --               26,050
    Purchase of in-process research and development.........                --                --              298,154
    Changes in assets and liabilities:
        Accounts receivable.................................           306,148           72,800)                   --
        Other current assets................................             2,002            33,457            (185,022)
        Other assets........................................            54,698          (21,837)             (33,392)
        Accounts payable and other accrued liabilities......           197,500         (140,395)              454,927
        Accrued compensation................................            51,195            32,738              154,714
        Other current liabilities...........................                --          (74,086)                   --
                                                                --------------     -------------    -----------------
                Net cash used in operating activities.......       (2,506,928)       (1,688,052)          (6,743,137)
                                                                --------------     -------------    -----------------

Investing Activities
Expenditures for property and equipment.....................          (95,749)         (589,515)          (1,087,358)
Purchases of marketable securities..........................       (1,576,830)       (3,018,263)          (6,280,587)
Maturities of marketable securities.........................         2,098,823                --            2,178,405
                                                                --------------     -------------    -----------------
                Net cash provided by (used in) investing
                 activities.................................           426,244       (3,607,778)          (5,189,540)
                                                                --------------     -------------    -----------------

Financing Activities
Payments on capital lease obligations.......................          (43,608)          (42,951)            (201,568)
Proceeds from equipment loan................................           105,734                --              599,867
Payments on equipment loan..................................          (91,713)                --             (91,713)
Proceeds from issuance of notes.............................                --                --            1,050,000
Payments of notes...........................................                --                --          (1,000,000)
Payment of shareholder loans................................                --                --            (294,238)
Proceeds on issuance of common stock........................             4,998         7,492,154           13,823,772
                                                                --------------     -------------    -----------------
                Net cash (used in) provided by financing
                 activities.................................          (24,589)         7,449,203           13,886,120
                                                                --------------     -------------    -----------------

Net (decrease) increase in cash and cash equivalents........       (2,105,273)         2,153,373            1,953,443
Cash and cash equivalents at beginning of period............         4,058,716         4,129,545                   --
                                                                --------------     -------------    -----------------
Cash and cash equivalents at end of period..................       $ 1,953,443       $ 6,282,918          $ 1,953,443
                                                                ==============     =============    =================

           See accompanying notes to Unaudited Financial Statements.

                                 DEPOMED, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or future operating periods.

     As of September 30, 1999 the Company had approximately $6,000,000 in cash, cash equivalents and marketable securities, working capital of $5,400,000 and accumulated losses of $8,700,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through the next twelve to fifteen months.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with maturities from the date of purchase of three months or less. Marketable securities consist of debt securities with original maturities from the date of purchase between three months and two years. The marketable securities are all classified as available-for-sale.

3. NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

4. COMPREHENSIVE NET LOSS

     For the three- and nine-month periods ended September 30, 1999, comprehensive loss was as follows:

                                                               Three Months Ended       Nine Months Ended
                                                               September 30, 1999       September 30, 1999
                                                          -------------------------    -------------------
Net loss..................................................             $(1,458,696)            $(3,629,741)
Losses on available-for-sale securities...................                 (34,962)                (23,488)
                                                          -------------------------    -------------------
Comprehensive net loss....................................             $(1,493,658)            $(3,653,229)
                                                          =========================    ===================

                                 DEPOMED, INC.
                         (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(continued)


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

     Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients including R.W. Johnson Pharmaceutical Research Institute ("PRI"). To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. At the inception of the company in 1995, we acquired $298,154 of in-process research and development technology. This amount was recognized as operating expense in 1995. There was no such expense in subsequent years. DepoMed has generated a cumulative net loss of approximately $8,719,000 for the period from inception through September 30, 1999.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

     We had no revenues for the three months ended September 30, 1999 compared to approximately $218,000 for the three months ended September 30, 1998. In the first quarter of 1999, we completed a phase of research and development, under the March 1998 PRI feasibility agreement, that is currently in the standard review process at PRI. In 1998, revenues consisted of amounts earned under the feasibility agreement with PRI.

     Research and development expense for the three months ended September 30, 1999 was approximately $1,095,000 compared to approximately $574,000 during the three months ended September 30, 1998. The increase was primarily due to expenses for clinical trials with DepoMed proprietary products which began in the third quarter, the hiring of additional employees and related expenses, increased laboratory supplies, and increased depreciation and amortization expense of equipment and facilities improvements.

     General and administrative expense for the three months ended September 30, 1999 was approximately $430,000 compared to approximately $416,000 during the three months ended September 30, 1998. The increase was primarily due to increased salaries and the additional expense incurred as a result of expanded investor relations activities.

     In October 1999, our sublessor notified us that our facility would not be available for lease after April 2000, the end of our lease term. As a result, building and occupancy expense may increase as well as expenses for relocation to a new facility in the first quarter of 2000. We have not determined the effect on future results of operations as we have not yet identified a new facility.

     Net interest income was approximately $66,000 for the three months ended September 30, 1999 compared to approximately $127,000 during the three months ended September 30, 1998. The decrease was due to declining cash and investment balances. Net interest income also includes immaterial gains realized on the sale of marketable securities.

Nine Months Ended September 30, 1999 and 1998

     Revenues for the nine months ended September 30, 1999 and 1998 were approximately $115,000 and $457,000, respectively. In 1999, these revenues consisted entirely of amounts earned under the feasibility arrangement with PRI. In 1998, these revenues consisted of amounts earned under the feasibility and the research and development arrangements with PRI and Bristol-Myers Squibb Company ("BMS"), respectively. Research and development payments from PRI declined as a result of our having completed a phase of formulation development in March 1999, which is currently under review at PRI. Revenues from BMS ended in March 1998 as a result of our having completed our research activities for BMS. In April 1999, we were notified by BMS that BMS would not exercise its license and development option to use the DepoMed Gastric Retention System for an undisclosed pharmaceutical product.

     Research and development expense for the nine months ended September 30, 1999 was approximately $2,588,000 compared to approximately $1,413,000 incurred during the nine months ended September 30, 1998. The increase was primarily due to expense for clinical trials which began in the third quarter, the hiring of additional employees and related expenses as well as increased laboratory supplies and services, and increased depreciation and amortization expense of equipment and facilities improvements. Research and development allocation of occupancy expense also increased due to the company's sublease of larger facilities in March 1998.

     General and administrative expense for the nine months ended September 30, 1999 was approximately $1,398,000 compared to approximately $1,138,000 incurred during the nine months ended September 30, 1998. The increase was primarily due to increased salaries, expenses for expanded investor relations activities, the hiring of additional employees, and increased occupancy expense of our subleased facility.

     Net interest income was approximately $241,000 for the nine months ended in September 30, 1999 compared to net interest income of approximately $369,000 received during the nine months ended September 30, 1998. The decrease was due to declining cash and investment balances. Net interest income also includes immaterial gains realized on sale of securities.

Liquidity and Capital Resources

     Cash used in operations in the nine months ended September 30, 1999 was approximately $2,507,000 compared to approximately $1,688,000 for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the change in cash used was due primarily to the net loss offset by the decrease in accounts receivable and the increase in accounts payable during the period. In 1998, the change in cash used in operations was due primarily to the net loss.

     Cash provided by investing activities in the nine months ended September 30, 1999 totaled approximately $426,000 and consisted of a net decrease of approximately $522,000 of marketable securities as well as purchases of laboratory equipment, fixtures and office equipment. Net cash used in investing activities in the nine months ended September 30, 1998 totaled approximately $3,608,000 and consisted primarily of purchases of short-term investments totaling $3,018,000 as well as laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories.

     Due to recent notification by our sublessor that our facility will not be available for lease after our current lease term ends in April 2000, we are also anticipating increased expenditures for build out of a new facility in the first quarter of 2000.

     Cash used in financing activities in the nine months ended September 30, 1999 was approximately $25,000 and consisted of payments on the credit facility and capital lease obligations totaling approximately $135,000 offset against $106,000 in proceeds from the equipment financing credit facility. (See Note 5 of Notes to Unaudited Condensed Financial Statements). Cash provided by financing activities in the nine months ended September 30, 1998 was approximately $7,449,000, which consisted almost entirely of the net proceeds of $7,492,000 from a private placement in February 1998.

     As of September 30, 1999, we had approximately $6,000,000 in cash, cash equivalents and marketable securities, working capital of $5,400,000 and accumulated losses of $8,700,000. We expect to continue to incur operating losses over the next several years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the next twelve to fifteen months. However, we base this expectation on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

     We believe that DepoMed has limited exposure to problems arising out of Y2K noncompliance. We currently do not rely on sales revenue to maintain our business operations nor are we engaged in highly time-sensitive proprietary research and development or research and development contracts that could subject us to penalties as a result of delays caused by Y2K. At this time, we believe that our Y2K exposure is limited to supply chain problems with our outside vendors. Should these vendors fail to meet their scheduled Y2K compliance, we have developed a contingency plan to stockpile certain materials that can only be procured from the vendors in question. We will begin increasing our laboratory supply inventory after November 1, 1999. We intend to maintain in inventory two to three months of those laboratory supplies which may have limited availability after December 31, 1999. These supplies will be stored in our onsite warehouse.

     As a normal business procedure and a Y2K precaution, on our last working day of the year, December 30, 1999, we will produce a backup copy of all data maintained on our internal computer systems and store it safely offsite.

     We have paid approximately $15,000 through September 30, 1999 related toY2K compliance. We believe these are the total costs related to Y2K compliance. The funds for compliance were part of our cash flow from operations and capital expenditures.

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

Need for Substantial Additional Funds

     As of September 30, 1999 we had approximately $6,000,000 of cash, cash equivalents and marketable securities, working capital of $5,400,00 and accumulated losses of $8,700,000. We expect to continue to incur operating losses for the next several years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the next twelve to fifteen months. However, we base this expectation on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold three issued United States patents and one United States patent application is pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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

Product Liability

  Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the company. We have obtained product liability insurance for clinical trials currently underway. Although, there can be no assurance that:

     . the company will be able to obtain product liability insurance for future trials;
     . the company will be able to maintain product liability insurance on acceptable terms;
     . the company will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or
     . any insurance will provide adequate protection against potential liabilities.

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

     From the effective date of the Registration Statement to September 30, 1999, we incurred approximately $586,000 in underwriting discounts and commissions, approximately $281,000 of expenses paid to or for the underwriters, and approximately $1,097,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $5,356,000. Approximately $1,650,000 of the proceeds of the initial public offering were used to repay indebtedness of DepoMed, including repayment of indebtedness of approximately $308,000 to certain related parties. In addition, upon consummation of the Initial Public Offering, DepoMed paid Dr. John Fara, the company's Chief Executive Officer, an incentive bonus of $100,000.

     From the effective date of the Registration Statement to September 30, 1999, we have used approximately $5,348,000 to fund ongoing operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 1, 1999           DEPOMED, INC.



                                 By /s/ John F. Hamilton
                                 -----------------------
                                 John F. Hamilton
                                 Vice President and
                                 Chief Financial
                                 (Authorized Officer and
                                 Principal Accounting
                                 and Financial Officer)