Form 10KSB40
period 1999-12-31
DEPOMED INC
filed 2000-03-30
CIK 1005201

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM:_________________ TO________________

                        COMMISSION FILE NUMBER: 000-23267

                                  DEPOMED, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          CALIFORNIA                                     94-3229046
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


1360 O'BRIEN DRIVE, MENLO PARK, CALIFORNIA                   94025
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       Registrant's telephone number, including area code: (650) 462-5900

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $115,327.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 6, 1999, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $38,357,000.

         The number of outstanding shares of the registrant's Common Stock on March 6, 2000 was 7,189,363.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000 and to be used in connection with the Annual Meeting of Shareholders expected to be held June 7, 2000 are incorporated by reference in Part III of this Form 10-KSB.

                                  DEPOMED, INC.

                             1999 FORM 10-KSB REPORT

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I ..............................................................................................................   1

       Item 1.  BUSINESS ............................................................................................   1
       Item 2.  PROPERTIES ..........................................................................................   9
       Item 3.  LEGAL PROCEEDINGS ...................................................................................   9
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................................   9

PART II .............................................................................................................  11

       Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS .............................................................................................  11
       Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS ...............................................................................  12
       Item 7.  FINANCIAL STATEMENTS ................................................................................  19
       Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE ................................................................................  19

PART III ............................................................................................................  20

       Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................................................  20
       Item 10. EXECUTIVE COMPENSATION ..............................................................................  20
       Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......................................  20
       Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................................................  20
       Item 13. EXHIBITS AND REPORTS ON FORM 8-K ....................................................................  20

         The statements in this Annual Report on Form 10-KSB and other statements made by DepoMed, Inc., a California corporation, from time to time that are not historical are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



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

         In this Annual Report on Form 10-KSB, the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

         We intend to develop products utilizing the DepoMed Systems in collaboration with pharmaceutical and biotechnology companies from which we expect to receive license fees, research and development funding, milestone payments and royalties. We also intend to develop either independently or jointly proprietary products utilizing certain off-patent and over-the-counter ("OTC") drugs in the DepoMed Systems.

         In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc. The joint venture will develop a series of undisclosed proprietary products using oral drug delivery technologies licensed to the venture by both companies. In March 1998, we entered into a research agreement with R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson unit ("PRI"), to develop a product incorporating a PRI proprietary compound into the GR System. We also have independently developed a potential once-daily metformin product for Type II diabetes, a reduced irritation aspirin and an enhanced absorption calcium supplement product. These products have been reformulated to incorporate advances in polymer technology and to address potential marketing opportunities. We are currently seeking marketing partners to commercialize these products. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems.

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

THE DEPOMED SYSTEMS

         The DepoMed Systems are based on the company's proprietary oral drug delivery technologies and are designed to include formulations of drug-containing polymeric units that allow multi-hour delivery of an incorporated drug. Although the company's formulations are proprietary, the polymers utilized in the DepoMed Systems are commonly used in the food and drug industries and are generally regarded as safe. The company has formulated these polymers into tablets as well as cylinders and spheres that can be individually dosed or contained in gelatin capsules for ease of administration. By using different formulations of the polymers, the company believes that the DepoMed Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

         The DepoMed Systems are designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. The company believes that the DepoMed Systems can provide one or more of the following advantages over conventional methods of drug administration:

- ENHANCED SAFETY AND EFFICACY THROUGH CONTROLLED DELIVERY. We believe that the DepoMed Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time and then the concentration drops below effective levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

- GREATER PATIENT AND CAREGIVER CONVENIENCE. We believe that the DepoMed Systems may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance to dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

- EXPANSION OF TYPES OF DRUGS CAPABLE OF ORAL DELIVERY. Some drugs, including certain proteins and peptides, because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe that the DepoMed Systems may be able to make the oral delivery of some of these drugs therapeutically effective.

- PROPRIETARY REFORMULATION OF GENERIC PRODUCTS. We believe that the DepoMed Systems may offer the potential to produce improved formulations of off-patent drugs. These proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

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

         We have demonstrated multihour gastric retention in humans who have been given the GR System with food. In addition, we are currently developing an enhanced version of the GR System designed to be retained in the stomach without the ingestion of food. This process is expected to allow for treatment regimens unrelated to meal times, as well as for retention that is more prolonged and with minimum patient-to-patient variation in retention time. We believe that this feature will make medical treatment less disruptive to a patient's normal schedule.

         The expected advantages of the GR System over conventional oral drug delivery systems include the following:

         MORE EFFICIENT GI DRUG ABSORPTION. We believe that the GR System can be used for improved oral administration of drugs that are currently inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the GR System is designed to be retained in the stomach, allowing for constant multihour flow of drugs to certain areas of the GI tract. Accordingly, for such drugs, we believe that the GR System offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the GR System dissolves at the end of its useful life and is passed through the GI tract and eliminated.

         GASTRIC DELIVERY FOR LOCAL THERAPY AND ABSORPTION. We believe that the GR System can be used to deliver drugs which can efficiently eradicate GI-dwelling microorganisms, such as H. PYLORI, the bacterium which is a cause of ulcers.

         We have developed a calcium supplement product which utilizes the GR System. We are currently seeking a marketing partner to commercialize this product. We believe that the GR System will provide for the more efficient dissolution and absorption of an orally administered calcium compound by keeping the product in the stomach for an extended period of time. Calcium supplements are generally indicated in the treatment of osteoporosis. It is estimated that 20 million people in the United States suffer from osteoporosis and that another 17 million people are at risk. New medications for this debilitating condition are effective but calcium supplementation is essential. In addition, it is estimated that 30 million people in the United States are under long-term treatment with corticosteroids, such as prednisone, which can cause significant bone loss. Accordingly, calcium supplementation is recommended as concomitant treatment with these drugs. Current calcium supplement products are mostly in the form of calcium carbonate, which is soluble only in an acidic medium and which consequently must be retained in the stomach for an extended period of time for efficient dissolution and subsequent absorption. However, conventional calcium carbonate products pass through the stomach too quickly for a significant amount of the calcium to dissolve.

         We believe that a possible future application of the GR System is the incorporation of a nonsystemic antacid into the GR System that would be designed to provide sustained local action. Although many currently used antacid products are nonsystemic, their duration time is short. Accordingly, individuals who need through-the-night protection from excess stomach acid must resort to systemic antacids, such as Zantac-Registered Trademark- or Tagamet-Registered Trademark-, which have a longer on-set of action. We believe that the GR System may be designed to provide continuous, controlled local delivery which is expected to allow for a nonsystemic antacid product with more immediate and sustained action.

         RATIONAL DRUG COMBINATIONS. We believe that a multi-particulate GR System may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By incorporating different drugs into different polymeric cylinders in the same capsule, the GR System is designed to release each of its incorporated drugs continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs. The company believes that future rational drug combination products using the GR System have the potential to simplify drug administration, increase patient compliance, and reduce medical costs.

         POTENTIAL FOR ORAL DELIVERY OF PEPTIDES AND PROTEINS. Based on laboratory studies conducted by the company, the GR System is expected to protect drugs from enzymes and acidity effects prior to their delivery in the stomach. This feature coupled with gastric retention could allow for continuous delivery of peptides and proteins (i.e., labile drugs) into the upper portion of the small intestine, the most likely site of possible absorption for many such drugs. We believe that this mechanism will allow effective oral delivery of some drugs that currently require administration by injection. In addition, we believe that the GR System can be formulated to provide for continuous, controlled delivery of insoluble or particulate matter, including protein or antigen-laden vesicles, such as liposomes, and microspheres or nanoparticles.

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

         The RI System is designed to reduce irritation through three distinct mechanisms. First, the small particles of the RI System are designed to deliver an incorporated drug in solution state, in contrast to a solid or crystalline state which may cause local GI irritation. Second, the dispersion of the particles within the GI tract contributes further to the dilution of the local drug effects. Third, controlled delivery contributes to the reduction of GI irritation by delivering the incorporated drug over a longer period of time. In addition to the reduced irritation aspirin that the company has developed, the company believes that other GI irritating compounds such as potassium chloride and the bisphosphonates used in treatment of osteoporosis may benefit from the RI System.

         We have developed an aspirin product that utilizes the RI System and is designed to reduce the GI irritation which is common when aspirin is administered in conventional tablet or capsule form. Aspirin usage has been expanding with important new medical indications, including the prevention and treatment of cardiovascular disease. Aspirin is widely recognized for its ability to cause damage to the GI tract and local irritation of the stomach and intestine, including the formation of ulcers. The irritation properties of aspirin are mostly local, not systemic in origin. Local damage begins and is sustained by high local drug concentration against the mucosa, particularly when aspirin is administered in a solid, crystalline state as from a rapidly disintegrating tablet. These crystals in contact with the mucosa provide a stagnant pool of saturated drug solution against the cell walls, resulting in damage from both cellular mechanisms and from back diffusion of acid into the mucosal cells and into the submucosal capillaries, causing tissue necrosis and bleeding. To minimize local damage, the RI System is designed to deliver its drug in solution, in a controlled manner from a dispersion of polymeric particles.

PRODUCT DEVELOPMENT INITIATIVES

The following table summarizes DepoMed's principal product development initiatives:

     DEPOMED                                                               POTENTIAL                      EXPECTED
      SYSTEM           PROGRAM                  PARTNER                    INDICATIONS                    BENEFIT
      ------           -------                  -------                    -----------                    -------
        GR          Metformin                In-house                    Type II diabetes              Less frequent dosing

        GR          Generic Compound (1)     Elan Corporation, plc       Confidential (2)              Improved dosing
                                                                                                       regimen & new
                                                                                                       indication

        GR          PRI Proprietary          R.W. Johnson                Confidential (4)              Less frequent dosing
                    Compound                 Pharmaceutical
                                             Research Institute (3)

        GR          Calcium Supplement       In-house                    Osteoporosis,                 Improved calcium
                                                                         other calcium absorption      absorption
                                                                         deficiencies

        RI          Aspirin                  In-house                    Multiple, including pain      Reduced
                                                                         and cardiovascular            gastrointestinal
                                                                         therapy                       irritation

----------------
(1)      Undisclosed.
(2) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc. See "Collaborative Relationships."
(3) The company entered into a feasibility agreement relating to this compound with PRI in March 1998.
(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and PRI. See "Collaborative Relationships."

         The products listed in the above table are in various stages of development. In January 2000, we successfully completed Phase I human clinical trials with Metformin GR-TM- and are preparing an Investigational New Drug application ("IND") with the United States Food and Drug Administration (the "FDA"). For the PRI compound, formulation work was initiated in March 1998. We have completed internal development of the calcium supplement and aspirin product and are seeking collaborative partners to manufacture and market these products. Upon identification of the appropriate corporate partners, we expect to initiate clinical trials to support marketing claims on these products.

COLLABORATIVE RELATIONSHIPS

       ELAN CORPORATION, PLC. In November 1999, we signed a binding letter agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to form a joint venture to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL will subcontract research and development efforts to DepoMed, Elan and others.

         R.W. JOHNSON PHARMACEUTICAL RESEARCH INSTITUTE. In March 1998, the company and PRI entered into a feasibility study involving the use of the GR System to deliver a pharmaceutical product. We successfully completed the first phase of formulation development in March 1999 and the product is currently under review at PRI. There can be no assurance, however, that the company will be able to enter into an agreement with PRI on reasonable commercial terms, or at all.

         BRISTOL-MYERS SQUIBB COMPANY. In July 1996, the company and Bristol-Myers Squibb Company ("BMS") entered into a joint research agreement to develop a product incorporating a BMS proprietary compound into the GR System. Pursuant to the agreement, BMS had an option to obtain an exclusive, worldwide license to products incorporating the BMS compound utilizing the GR System. In April 1999, BMS notified us that BMS would not exercise its option and the agreement was terminated.

COMPETITION

         Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, Elan Corporation plc, SkyePharma plc, Biovail Corporation International and Andrx Corporation, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of DepoMed's, and in some cases with different sites of delivery to the GI tract. We believe that we are the only drug delivery company that is currently developing products for oral drug delivery systems both for enhanced retention in the stomach of an orally administered tablet (the GR System) and the safer oral administration of otherwise locally irritating drugs (the RI System). We believe that this combination of oral drug delivery technologies differentiates us from other oral drug delivery companies and will enable us to interest pharmaceutical companies in incorporating their proprietary drugs into the DepoMed Systems and also to differentiate any OTC and/or off-patent drugs that utilize the DepoMed Systems from those of other drug delivery companies.

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

         All of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than we. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

PATENTS AND PROPRIETARY RIGHTS

         Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold four issued United States patents and three United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

         With respect to already issued patents and any patents which may issue from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. The United States maintains patent applications in secrecy until a patent issues. As a result, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or permit the competitors to compete without infringing our patent rights. In addition, there can be no assurance that:

         - any patents issued to the company will not be challenged, invalidated or circumvented; or
         - the rights granted under the patents issued to the company will provide proprietary protection or commercial advantage to the company.

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

MANUFACTURING, MARKETING AND SALES

         We do not have and do not intend to establish in the foreseeable future internal manufacturing, marketing or sales capabilities. Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture products using the DepoMed Systems. Our dependence on third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to develop and deliver such products on a timely and competitive basis. There may not be sufficient manufacturing capacity available to the company when, if ever, it is ready to seek commercial sales of products using the DepoMed Systems. In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the DepoMed Systems. We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties. Failure to do so would have a material adverse effect on the company.

         Applicable cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the DepoMed Systems. We will depend on the manufacturers of products using the DepoMed Systems to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the DepoMed Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on the company.

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

         In the United States, the FDA rigorously regulates pharmaceutical products, including any drugs using the DepoMed Systems. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

         The company often must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. The company then submits the results of these studies to the FDA as part of an IND, which must become effective before beginning clinical testing in humans.

         Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

         - In Phase I, the company conducts clinical trials with a small number of subjects to determine a drug's early safety profile and its pharmacokinetic pattern.
         - In Phase II, the company conducts clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.
         - In Phase III, the company conducts large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization.

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

         Various FDA regulations apply to over-the-counter products that comply with monographs issued by the FDA. These regulations include:

         -        cGMP requirements;
         - general and specific over-the-counter labeling requirements (including warning statements);
         -        advertising restrictions; and
         - requirements regarding the safety and suitability of inactive ingredients.

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

PRODUCT LIABILITY

         Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the company. We have obtained product liability insurance for clinical trials currently underway. Although, there can be no assurance that:

         - we will be able to obtain product liability insurance for future trials;
         - we will be able to maintain product liability insurance on acceptable terms;
         - we will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or
         - any insurance will provide adequate protection against potential liabilities.

EMPLOYEES

         As of December 31, 1999, we had twenty-one full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

         The success of the company is dependent in large part upon the continued services of John W. Fara, our President and Chief Executive Officer and other members of the company's executive management, and on our ability to attract and retain key management and operating personnel. We maintain key man life insurance on the life of Dr. Fara in the amount of $1,000,000. Management, scientific and operating personnel are in high demand and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the company.

ITEM 2.      PROPERTIES

         In March 1998, we entered into a two-year non-cancelable sublease of approximately 13,000 square feet of laboratory and office facilities in Foster City, California. The sublease expires on March 31, 2000 and will not be renewed by our sublessor. In February 2000, we entered into a five-year non-cancelable lease of approximately 21,000 square feet of laboratory and office facilities in Menlo Park, California. It includes an option to renew for one additional term of five years. We expect that this facility will accommodate our growth for at least two years.

ITEM 3.      LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS

         The executive officers of the company and their ages as of December 31, 1999 are as follows:

                    NAME        AGE                                POSITION
                    ----        ---                                --------
John W. Shell, Ph.D ...........  74    Founder, Chairman of the Board and Chief Scientific Officer
John W. Fara, Ph.D ............  57    President, Chief Executive Officer and Director
Bret Berner, Ph.D .............  47    Vice President, Product Development
John F. Hamilton ..............  55    Vice President, Finance and Chief Financial Officer
John N. Shell .................  46    Vice President, Operations and Director

         John W. Shell, Ph.D., has served as Chairman of the Board of Directors of the company since its inception in August 1995 and served as the company's President and Chief Executive Officer from May 1995 to December 1996, when he became the company's Chief Scientific Officer. Dr. Shell founded DepoMed Systems, Inc. ("DSI") in 1991, and served as its Chairman and Chief Executive Officer until its merger with M6 Pharmaceuticals, Inc. ("M6") in 1994, and served as President of the DepoMed Division of M6 from March 1994 until May 1995. In keeping with longstanding retirement plans, in March 2000, Dr. Shell resigned as the company's Chairman and Chief Scientific Officer, effective April 1, 2000. Dr. Shell will continue to serve as a consultant and director of the company. Prior to founding DSI, from 1987 until 1990 he was Vice President for Research at Johnson & Johnson's IOLAB division. His experience also includes eight years as a Senior Research Scientist at The Upjohn company, six years as Director of Research for Allergan Pharmaceuticals and fifteen years with ALZA Corporation ("ALZA") dating from its founding in 1968. Dr. Shell served as Vice President of ALZA Pharmaceuticals, and later as Vice President of Business Development for ALZA. Dr. Shell received B.A., B.S. and Ph.D. degrees from the University of Colorado.

         John W. Fara, Ph.D., has served as a director of the company since November 1995 and as its President and Chief Executive Officer since December 1996. In March 2000, he was elected Chairman of the Board of Directors of the company to succeed Dr. Shell, effective April 1, 2000. From February 1990 to June 1996 Dr. Fara was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to February 1990 he was President of Prototek, Inc., a biotechnology company ("Prototek"). Prior to his tenure at Prototek, he was Director of Biomedical Research and then Vice President of Business Development during ten years with ALZA. Dr. Fara received a B.S. from the University of Wisconsin and a Ph.D. from University of California, Los Angeles.

         Bret Berner, Ph.D. has served as the company's Vice President, Product Development since December 1998. Before joining DepoMed, Dr. Berner served as Vice President of Development at Cygnus, Inc. for four years, where he was responsible for formulation, toxicology, project management, and new drug delivery technology. From 1984 through 1994, Dr. Berner acted as the director of basic pharmaceutics research at Ciba-Geigy. Prior to 1984, he also held the position of staff scientist at The Procter & Gamble Company. Dr. Berner holds 18 patents and has authored more than 70 publications, including the editorship of two books on controlled drug delivery. He received his B.A. in neurosciences, cum laude, from the University of Rochester and his Ph.D. in physical chemistry from the University of California, Los Angeles.

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

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The company's Common Stock commenced trading on the Nasdaq SmallCap under the symbol "DPMD" on December 1, 1997. On November 9, 1998 the company's Common Stock ceased trading on the Nasdaq and began trading on the American Stock Exchange ("AMEX") under the symbol "DMI". The following table sets forth the high and low closing prices of the company's Common Stock as reported by the Nasdaq to November 8, 1998 and by the AMEX from November 9, 1998:

         1998                       HIGH              LOW
         ----                       ----              ---
         First Quarter ......... $ 14-1/4          $      4
         Second Quarter ........ $ 12-1/4          $9-11/16
         Third Quarter ......... $ 11-3/4          $  8-1/8
         Fourth Quarter ........ $ 12-1/2          $  6-3/4

         1999
         ----
         First Quarter ......... $ 12-1/4          $  7-3/4
         Second Quarter ........ $ 14-3/8          $2-13/16
         Third Quarter ......... $3-15/16          $1-15/16
         Fourth Quarter ........ $  7-3/8          $  2-1/2

         The Warrants commenced trading under the symbol "DPMDW" on the Nasdaq SmallCap on December 1, 1997. On November 9, 1998 the Warrants ceased trading on the Nasdaq and began trading on the AMEX under the symbol "DMI/WS". The following table sets forth the high and low closing prices of the Warrants, as reported by the Nasdaq to November 8, 1998 and by the AMEX from November 9, 1998:

         1998                        HIGH              LOW
         ----                        ----              ---
         First Quarter ......... $  7-1/2          $  1-1/2
         Second Quarter ........ $5-15/16          $  4-1/2
         Third Quarter ......... $  5-3/4          $      3
         Fourth Quarter ........ $      4          $  2-1/8

         1999
         ----
         First Quarter ......... $      7          $  3-1/4
         Second Quarter ........ $  8-7/8          $    3/4
         Third Quarter ......... $  2-1/4          $    5/8
         Fourth Quarter ........ $  2-5/8          $    5/8

         As of March 6, 2000, the numbers of holders of record of the Common Stock and the Warrants were 33 and 9, respectively, and there were approximately 650 beneficial shareholders.

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

         Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients including R.W. Johnson Pharmaceutical Research Institute ("PRI"). To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. DepoMed has generated a cumulative net loss of approximately $22,298,000 for the period from inception through December 31, 1999. $12,015,000 of this loss is attributable to our share of the loss in a joint venture as described below.

         We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds, such as a reduced irritation aspirin product and an enhanced absorption calcium supplement product. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2000 and beyond, expenses can be expected to increase from their 1999 levels.

         On November 30, 1999, we signed a legally binding letter agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to form a joint venture to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL will subcontract research and development efforts to DepoMed, Elan and others. Under the terms of the agreement, DDL paid $15,000,000 to Elan for a license giving DDL non-exclusive rights to use certain Elan drug delivery technologies. DepoMed will also license certain drug delivery technologies to DDL on a non-exclusive basis. As a legally binding agreement, the transaction was recorded in the fourth quarter of 1999. All final documents, cash payments and stock issuances were completed on January 21, 2000.

         The agreement also provided for the following transactions:

         - Elan purchased 717,286 shares of DepoMed's common stock at $7.00 per share. The shares purchased are unregistered and have registration rights. The proceeds may be used by DepoMed without restriction.

         - Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the "Series A Preferred Stock") at $1,000 per share. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of our Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at Elan's option, into the Company's common stock at a price of $12.00 per share. Additionally, Elan has an option to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan's ownership in DDL to 50%. This exchange option is exercisable after two years from original issue date and within six years of such date. The exchange right will terminate if the Series A Preferred Stock is converted into the DepoMed's common stock unless this conversion occurs as a result of a liquidation or certain transactions involving a change of control of DepoMed. DepoMed used the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock to fund our share of DDL's initial capitalization.

         - Elan purchased 2,388 shares of DDL preferred shares for $2,985,000, a 19.9% interest in DDL.

         - DepoMed will fund 80.1% of the joint venture research and development costs over the next two years. If Elan elects to exercise its exchange option on the Series A Preferred Stock, it will also repay DepoMed 30.1% of joint venture funding paid by DepoMed. Upon repayment by Elan, both DepoMed and Elan will have shared evenly in funding the joint venture.

         - Elan has made a loan facility available to DepoMed for up to $8,010,000. The purpose of this facility is to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan. The note has a six-year term and bears interest of 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. Elan may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into DepoMed's common stock at a conversion price of $10.00. As of March 30, 2000, there was no amount outstanding related to the note.

         While we own 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, we will not consolidate the financial statements of DDL, but will instead account for our investment in DDL under the equity method of accounting.

         DepoMed Development, Ltd., for the quarter ended December 31, 1999, recognized a net loss of $15,000,000 reflecting a charge to research and development expense for a license fee paid to Elan for non-exclusive access to certain Elan drug delivery technologies. We recorded 80.1% of the loss as our share in the loss of the joint venture for the quarter ended December 31, 1999. We had a zero basis in the DDL investment at December 31, 1999.

         Final closing agreements were signed among DepoMed, Elan and DDL on January 21, 2000.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenues for the years ended December 31, 1999 and 1998 were approximately $115,000 and $763,000, respectively. In 1999, these revenues consisted entirely of amounts earned under the feasibility arrangement with PRI. In 1998, these revenues consisted of amounts earned under the feasibility and the research and development arrangements with PRI and Bristol-Myers Squibb Company ("BMS"), respectively. Research and development payments from PRI declined as a result of our having completed the first phase of formulation development in March 1999, the product is currently under review at PRI. Revenues from BMS ended in March 1998 as a result of our having completed our research activities for BMS. In April 1999, we were notified by BMS that BMS would not exercise its license and development option to use the DepoMed Gastric Retention System for an undisclosed pharmaceutical product.

         Research and development expense for the year ended December 31, 1999 was approximately $3,734,000 compared to approximately $2,062,000 during the year ended December 31, 1998. The increase was primarily due to expenses for clinical trials with DepoMed proprietary products which began in the third quarter as well as the hiring of additional employees and related expenses, increased laboratory supplies, and increased depreciation and amortization expense of equipment and facilities improvements.

         General and administrative expense for the year ended December 31, 1999 was approximately $1,872,000 compared to approximately $1,966,000 during the year ended December 31, 1998. Increased salaries and the additional expense incurred as a result of expanded investor relations activities were offset by decreased legal and accounting fees realized as we reduced our reliance on outside professionals for some reporting services. The cost of obtaining directors and officers insurance also decreased from 1998 levels.

         In October 1999, our sublessor notified us that our facility would not be available for lease after March 31, 2000, the end of our sublease term. In February 2000, we signed a five-year lease for a new facility located at 1360 O'Brien Drive in Menlo Park, California. As a result, building and occupancy expense will increase approximately $90,000 per quarter and there will be expenses for relocation to the new facility in the first quarter of 2000.

         In the fourth quarter of 1999, we recognized 80.1%, or $12,015,000, of the loss in our joint venture with Elan. Our joint venture, DDL, paid $15,000,000 as a one-time license fee for non-exclusive access to certain Elan drug delivery technologies. DDL will subcontract research and development activities to DepoMed, Elan and others. Over the next two years, we expect our share of DDL's losses will be approximately $8,000,000. Elan has made available to us a convertible loan facility assisting us to fund our portion of the joint venture research and development costs.

         Net interest income was approximately $297,000 for the year ended December 31, 1999 compared to approximately $486,000 during the year ended December 31, 1998. The decrease was due to declining cash and investment balances. Net interest income also includes immaterial gains realized on the sale of some of our marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations in the year ended December 31, 1999 was approximately $3,945,000 compared to approximately $2,522,000 for the year ended December 31, 1998. During the year ended December 31, 1999, the change in cash used was due primarily to the net loss offset by our share in the loss of a joint venture. In 1998, the change in cash used in operations was due primarily to the increase in net loss.

         Cash provided by investing activities in the year ended December 31, 1999 totaled approximately $885,000 and consisted of a net decrease of approximately $1,023,000 of marketable securities offset by purchases of laboratory equipment, fixtures and office equipment. Cash used in investing activities in the year ended December 31, 1998 totaled approximately $5,478,000 and consisted of purchases of marketable securities totaling $4,624,000 as well as laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories. We also expect to spend approximately $350,000 over the next three quarters of 2000 for leasehold improvements at our new facility in Menlo Park, California.

         Cash used in financing activities in the year ended December 31, 1999 was approximately $65,000 and consisted of payments on an equipment financing credit facility established in 1998 and capital lease obligations totaling approximately $175,000 offset against $106,000 in proceeds from the equipment financing credit facility. (See Note 5 of Notes to Financial Statements). Cash provided by financing activities in the year ended December 31, 1998 was approximately $7,929,000, which primarily consisted of the proceeds received in February 1998 from a private placement of 1,000,000 shares of common stock at a price of $8.00 per share, with net proceeds of approximately $7,500,000. Also in 1998, we financed $494,000 of equipment under the credit facility.

         As of December 31, 1999, we had approximately $4,466,000 in cash, cash equivalents and marketable securities, working capital of $8,845,000 and accumulated losses of $22,298,000. In January 2000, we completed a private placement with proceeds of approximately $5,000,000. (See Note 9 of Notes to Financial Statements.) We expect to continue to incur operating losses over the next several years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the next twelve to fifteen months. However, we base this expectation on our current operating plan that may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

         -        results of research and development;

         -        relationships with collaborative partners;

         - changes in the focus and direction of our research and development programs;

         -        technological advances; and

         - results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies.

         We will need substantial funds of our own or from third parties to:

         -        conduct research and development programs;

         -        conduct preclinical and clinical testing; and

         - manufacture (or have manufactured) and market (or have marketed) potential products using the DepoMed Systems.

       Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available the company may have to:

         -        curtail operations significantly; or

         - obtain funds through entering into collaboration agreements on unattractive terms.

         The inability to raise capital would have a material adverse effect on the company.

YEAR 2000

         Year 2000 ("Y2K") exposure was the result of some computer programs using two instead of four digits to represent the year. Computer programs may have erroneously interpreted dates beyond the year 1999 causing system failures or other computer errors, possibly leading to disruptions in operations.

         In response to this potentiality, we developed and implemented a program to eliminate Y2K exposures. Computer systems and applications were reviewed for Y2K compliance, remedied as necessary and tested. Third-party relationships were reviewed and monitored for Y2K compliance. We developed a contingency plan to stockpile materials from any vendors that did not meet Y2K compliance by year-end; however, we were sufficiently confident in our preparation, and in our vendors', that we did not implement our contingency plan. We have not experienced any system failures, errors or disruptions in our operations due to Y2K and we do not expect any in the future.

         As of December 31, 1999 we paid approximately $15,000 related to Y2K compliance. The funds for compliance were part of our cash flow from operations and capital expenditures.

NET OPERATING LOSSES

         We have not generated any taxable income to date. At December 31, 1999, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $9,300,000. Because we have experienced ownership changes, future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2018 if not utilized. As a result of the annual limitation, anticipated and future losses, all or a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.


FACTORS THAT MAY AFFECT FUTURE RESULTS

EARLY STAGE OF DEVELOPMENT; LIMITED REVENUES

         We are at an early stage of development. Accordingly, our business is subject to all of the business risks associated with a new enterprise, including:

         -        uncertainties regarding product development;

         -        dependence on collaborative partnering relationships;

         -        lack of revenue and uncertainty regarding future revenues;

         -        limited financial and personnel resources; and

         -        lack of established credit facilities.

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

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

       Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we would need to complete substantial additional research and development on a drug provided by a collaborative partner. Even if we are successful, the collaborative partner's drug incorporated in the DepoMed System:

         -        may not be offered for commercial sale; or

         - may prove to have undesirable or unintended side effects that prevent or limit its commercial use.

       Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners would need to:

         - conduct clinical tests showing that these products are safe and effective; and

         -        obtain regulatory approval.

         This process involves substantial financial investment. Successful commercial sales of any of these products require:

         -        market acceptance;

         -        cost-effective commercial scale production; and

         -        reimbursement under private or governmental health plans.

         We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

         - the DepoMed Systems prove to have unintended or undesirable side effects; or

         - products which appear promising in preclinical studies do not demonstrate efficacy in larger scale clinical trials.

         These events could have a material adverse effect on the company.

DEPENDENCE ON AND NEED FOR COLLABORATIVE PARTNERS

         We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements. The success of any such collaborative arrangements requires that our collaborative partners:

         -        perform their obligations as expected; and

         - devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

         Even when such arrangements are entered into, our collaborative partners may not continue to:

         -        fund their particular projects;

         -        perform their agreed-to obligations; or

         - choose to develop and make commercial sales of products using the DepoMed Systems.

       For example, in April 1999, BMS informed the company of its decision not to exercise its option under a 1996 agreement to license the DepoMed Gastric Retention System for a product. Additionally, we are not currently conducting research and development under the PRI feasibility agreement while we await a PRI decision on whether or not to proceed. There can be no assurance that PRI will support further development of its program based on our technology.

       Further, we may not be able to enter into future collaborative arrangements on acceptable terms. The following events could have a material adverse effect on the company:

         - any parallel development by a collaborative partner of competitive technologies or products;

         - arrangements with collaborative partners that limit or preclude the company from developing products or technologies;

         -        premature termination of an agreement; or

         - failure by a collaborative partner to devote sufficient resources to the development; and commercial sales of products using the DepoMed Systems.

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

FLUCTUATIONS IN OPERATING RESULTS

       The following factors will affect our quarterly operating results and may result in a material adverse effect on the company:

         - variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

         - success or failure of the company in entering into further collaborative relationships;

         - decisions by collaborative partners to proceed or not to proceed with subsequent phases of the relationship or program;

         - the timing of any future product introductions by us or our collaborative partners;

         -        market acceptance of the DepoMed Systems;

         -        regulatory actions;

         -        adoption of new technologies;

         -        the introduction of new products by our competitors;

         -        manufacturing costs and capabilities;

         -        changes in government funding; and

         -        third-party reimbursement policies.

RELATIONSHIPS OF ADVISORS WITH OTHER ENTITIES

       Two groups (the Policy Advisory Board and Development Advisory Board) advise the company on business and scientific issues and future opportunities. Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with the company may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If we desire access to inventions which are not our property, we will have to obtain licenses to such inventions from these institutions or companies. We may not be able to obtain these licenses on commercially reasonable terms.

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

       Certain foreign governments regulate pricing or profitability of prescription pharmaceuticals sold in their countries. There have been a number of federal and state proposals to implement similar government control in the United States, particularly with respect to Medicare payments. We expect that these proposals will continue to be advanced. In addition, downward pressure on pharmaceutical pricing in the United States has increased due to an enhanced emphasis on managed care. We expect this pressure to continue to increase. We cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business. However, the announcement of such proposals or efforts could have a material adverse effect on the company's ability to raise capital. Further, the adoption of such proposals or efforts would have a material adverse effect on the company and any prospective collaborative partners.

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

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement (the "Proxy Statement") for the 2000 Annual Meeting of Shareholders.

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

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    FINANCIAL STATEMENTS

         Included in Part II of this report.

(a)2.    FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a)3.    EXHIBITS:

             *3.1         Third Amended and Restated Articles of Incorporation
             *3.2         Form of Amended and Restated Articles of Incorporation
             *3.3         Bylaws
             *3.4         Certificate of Amendment to the Third Amended and
                          Restated Articles of Incorporation
             *4.1         Specimen Common Stock Certificate
             *4.2         Specimen Warrant Certificate (filed as Exhibit A to
                          the Form of Warrant Agreement)
             *4.3         Form of Representative's Warrant Agreement including
                          form of Representative's Warrant
             *4.4         Form of Warrant Agreement
           **10.1         1995 Stock Option Plan, as amended
            *10.9         Agreement re: Settlement of Lawsuit, Conveyance of
                          Assets and Assumption of Liabilities dated August 28,
                          1995 by and among DepoMed Systems, Inc., Dr. John W.
                          Shell and M6 Pharmaceuticals, Inc.
            *10.10        Form of Indemnification Agreement between the company
                          and its directors and executive officers
            *10.12        Form of Agreement between the company and Burrill &
                          Company
         ***+10.13        Joint Research Agreement dated February 20, 1998
                          between the company and R.W. Johnson Pharmaceutical
                          Research Institute
         ****10.14        Sublease dated February 18, 1998 between the company
                          and Cell Genesys, Inc.
        *****10.15        Securities Purchase Agreement dated January 21, 2000
                          between the company and Elan International Services,
                          Ltd.
        *****10.16        Company Registration Rights Agreement dated January
                          21, 2000 between the company and Elan International
                          Services, Ltd.
        *****10.17        Newco Registration Rights Agreement dated January 21,
                          2000 among the company, Newco and Elan International
                          Services, Ltd.
        *****10.18        Funding Agreement dated January 21, 2000 among the
                          company, Elan Corporation, plc, Elan Pharma
                          International, Ltd. and Elan International Services,
                          Ltd.
        *****10.19        Subscription, Joint Development Operating Agreement
                          dated January 21, 2000 among the company, Newco, Elan
                          Corporation, plc, Elan Pharma International, Ltd. and
                          Elan International Services, Ltd.
        *****10.20        Convertible Promissory Note dated January 21, 2000
                          issued by the company to Elan International Services,
                          Ltd.
        *****10.21        Company License Agreement dated January 21, 2000 among
                          the company, Newco and Elan Corporation, plc.
        *****10.22        Elan License Agreement dated January 21, 2000 among
                          the company, Newco, Elan Corporation, plc and Elan
                          Pharma International, Ltd.
        *****10.23        Certificate of Determination of Rights and Preferences
                          of Series A Preferred Stock filed with the State of
                          California on January 14, 2000
             23.1         Consent of Ernst & Young LLP, Independent Auditors
             24.1         Power of Attorney (see page 22)
             27.1         Financial Data Schedule

-------------

* Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)
** Incorporated by reference to Exhibit 99.1 of the company's registration statement on Form S-8 (File No. 333-66923)
*** Incorporated by reference to Exhibit 10.1 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
**** Incorporated by reference to Exhibit 10.2 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
***** Incorporated by reference to the company's Form 8-K filed on February 18, 2000
+        Confidential treatment granted.


(b)      REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Foster City, State of California, on the 30th day of March, 2000.

                                    DEPOMED, INC.

                                    By  /S/ John W. Fara, Ph.D.
                                       ---------------------------------------
                                        JOHN W. FARA, PH.D.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


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

           SIGNATURE
           ---------

    /s/ John W. Shell, Ph.D.                   Chairman of the                    March 30, 2000
-----------------------------------------          Board of Directors
        JOHN W. SHELL, PH.D.                       and Chief Scientific Officer

     /s/ John W. Fara, Ph.D.                   President, Chief                   March 30, 2000
-----------------------------------------          Executive Officer
         JOHN W. FARA, PH.D.                       and Director
                                                   (Principal Executive Officer)

        /s/ John N. Shell                      Vice President,                    March 30, 2000
-----------------------------------------          Operations and Director
            JOHN N. SHELL

      /s/ John F. Hamilton                     Vice President,                    March 30, 2000
-----------------------------------------          Finance and Chief
          JOHN F. HAMILTON                         Financial Officer
                                                   (Principal Financial Officer)

      /s/ G. Steven Burrill                    Director                           March 30, 2000
-----------------------------------------
          G. STEVEN BURRILL

  /s/ W. Leigh Thompson, Ph.D.                 Director                           March 30, 2000
-----------------------------------------
      W. LEIGH THOMPSON, PH.D.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors ................................................................. F-2
Balance Sheet ..................................................................................................... F-3
Statements of Operations .......................................................................................... F-4
Statement of Shareholders' Equity ................................................................................. F-5
Statements of Cash Flows .......................................................................................... F-7
Notes to Financial Statements ..................................................................................... F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DepoMed, Inc.

We have audited the accompanying balance sheet of DepoMed, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (August 7, 1995) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed, Inc. (a development stage company) at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (August 7, 1995) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
February 25, 2000

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS
 Current assets:
      Cash and cash equivalents ....................................  $    934,317
      Marketable securities ........................................     3,532,065
      Receivable for capital stock .................................    17,015,000
      Prepaid and other current assets .............................       169,385
                                                                      ------------
              Total current assets .................................    21,650,767

Property and equipment, net ........................................       779,631
Other assets .......................................................         4,467
                                                                      ------------
                                                                      $ 22,434,865
                                                                      ------------
                                                                      ------------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable .............................................  $    219,675
      Accrued compensation .........................................       275,047
      Other accrued liabilities ....................................       131,889
      Payable to joint venture .....................................    12,015,000
      Capital lease obligation, current portion ....................        41,131
      Long-term debt, current portion ..............................       123,042
                                                                      ------------
              Total current liabilities ............................    12,805,784

Capital lease obligation, non-current portion ......................        53,952
Long-term debt, non-current portion ................................       356,649

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares
         authorized; no shares issued and outstanding ..............             -
      Common stock, no par value, 25,000,000 shares
         authorized; 6,475,077 shares issued and outstanding .......    14,797,072
      Capital stock issuable .......................................    17,015,000
      Deferred compensation ........................................      (282,184)
      Deficit accumulated during the development stage .............   (22,298,416)
      Accumulated other comprehensive loss .........................       (12,992)
                                                                      ------------
              Total shareholders' equity ...........................     9,218,480
                                                                      ------------
                                                                      $ 22,434,865
                                                                      ------------
                                                                      ------------



                             See accompanying notes.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                          PERIOD FROM
                                                     YEAR ENDED DECEMBER 31,               INCEPTION
                                               ----------------------------------      (AUGUST 7, 1995) TO
                                                    1999                1998            DECEMBER 31, 1999
                                               ------------           -----------      -------------------
Product development revenue .................  $    115,327           $   763,138           $  1,801,312

Operating expenses:
      Research and development ..............     3,734,196             2,061,983              7,178,615
      General and administrative ............     1,871,596             1,966,458              5,346,946
      Purchase of in-process
         research and development ...........             -                     -                298,154
                                               ------------           -----------           ------------

Total operating expenses ....................     5,605,792             4,028,441             12,823,715
                                               ------------           -----------           ------------

Loss from operations ........................    (5,490,465)           (3,265,303)           (11,022,403)

Other income (expenses):
      Equity in loss of joint venture .......   (12,015,000)                   -             (12,015,000)
      Interest income, net ..................       296,665               485,580                738,987
                                               ------------           -----------           ------------
Total other income (expenses) ...............   (11,718,335)              485,580            (11,276,013)
                                               ------------           -----------           ------------

Net loss ....................................  $(17,208,800)          $(2,779,723)          $(22,298,416)
                                               ------------           -----------           ------------
                                               ------------           -----------           ------------

Basic and diluted net loss per share ........  $      (2.66)          $     (0.44)
                                               ------------           -----------
                                               ------------           -----------

Shares used in computing basic
    and diluted net loss per share ..........     6,474,538             6,318,233
                                               ------------           -----------
                                               ------------           -----------

                             See accompanying notes.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF SHAREHOLDERS' EQUITY
           PERIOD FROM INCEPTION (AUGUST 7, 1995) TO DECEMBER 31, 1999


                                            Convertible
                                          Preferred Stock              Common Stock         Capital
                                  -----------------------------  ------------------------    Stock
                                        Shares        Amount      Shares        Amount      Issuable
                                  --------------  -------------  ----------  ------------  -----------
Balances at inception
    (August 7, 1995) ............             -     $        -            -   $        -       $ -
Issuance of common stock
    to founders on August 7,
    1995 in exchange for
    shares held by them in M6 ...             -              -    2,066,666            -         -
    Pharmaceuticals, Inc.
Issuance of common stock
    for cash to investors
    at approximately
    $0.0009 per share on
    November 15, 1995 ...........             -              -    1,196,491        1,000         -
Issuance of Series A
    convertible
    preferred stock
    for cash to
    investors
    at approximately
    $0.31 per share on
    November 15, 1995
    net of issuance
    costs of $67,241.............     2,447,368        682,759            -            -         -
Comprehensive loss ..............             -              -            -            -         -
                                  --------------  -------------  ----------  ------------  -----------
Balances at
    December 31, 1995 ...........     2,447,368        682,759    3,263,157        1,000         -
Issuance of common stock
    for cash at various
    dates at $0.09 per share
    to employees and
    the Company's counsel
    pursuant to stock option
    agreements ..................             -              -       91,666        8,250         -
Deferred compensation
    related to grants of
    certain stock options .......             -              -            -      275,000         -
Comprehensive loss ..............             -              -            -            -         -
                                  --------------  -------------  ----------  ------------  -----------
Balances at
    December 31, 1996 ...........     2,447,368        682,759    3,354,823      284,250         -
Issuance of Series B
    convertible preferred
    stock to investors for
    cash at $1.00 per share .....       278,500        278,500            -            -         -
Conversion of
    preferred stock to
    common stock on
    November 5, 1997
    at a ratio of one share
    of common for three
    shares of preferred .........    (2,725,868)      (961,259)     908,615      961,259         -
Issuance of common stock
    and warrants for $6.10
    per unit on November 5,
    1997 in connection
    with the initial public
    offering, net of issuance
    costs of $1,963,889 .........             -              -    1,200,000    5,356,111         -

                                                     Deficit                           Total
                                                   Accumulated      Accumulated    Shareholders'
                                                     During            Other        Equity (Net
                                      Deferred     Development     Comprehensive      Capital
                                    Compensation      Stage         Income (Loss)    Deficiency)
                                   -------------  -------------   ---------------  --------------
Balances at inception
    (August 7, 1995) ............   $       -      $         -      $         -      $        -
Issuance of common stock
    to founders on August 7,
    1995 in exchange for
    shares held by them in M6 ...           -                -                -               -
    Pharmaceuticals, Inc.
Issuance of common stock
    for cash to investors
    at approximately
    $0.0009 per share on
    November 15, 1995 ...........           -                -                -           1,000
Issuance of Series A
    convertible
    preferred stock
    for cash to
    investors
    at approximately
    $0.31 per share on
    November 15, 1995
    net of issuance
    costs of $67,241.............           -                -                -         682,759
Comprehensive loss ..............           -         (600,668)               -        (600,668)
                                   -------------  -------------   ---------------  --------------
Balances at
    December 31, 1995 ...........           -         (600,668)               -          83,091
Issuance of common stock
    for cash at various
    dates at $0.09 per share
    to employees and
    the Company's counsel
    pursuant to stock option
    agreements ..................           -                -                -           8,250
Deferred compensation
    related to grants of
    certain stock options .......    (275,000)               -                -               -
Comprehensive loss ..............           -         (472,773)               -        (472,773)
                                   -------------  -------------   ---------------  --------------
Balances at
    December 31, 1996 ...........    (275,000)      (1,073,441)               -        (381,432)
Issuance of Series B
    convertible preferred
    stock to investors for
    cash at $1.00 per share .....           -                -                -         278,500
Conversion of
    preferred stock to
    common stock on
    November 5, 1997
    at a ratio of one share
    of common for three
    shares of preferred .........           -                -                -               -
Issuance of common stock
    and warrants for $6.10
    per unit on November 5,
    1997 in connection
    with the initial public
    offering, net of issuance
    costs of $1,963,889 .........           -                -                -       5,356,111


                            See accompanying notes.

                                 DEPOMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' EQUITY
     PERIOD FROM INCEPTION (AUGUST 7, 1995) TO DECEMBER 31, 1999 (CONTINUED)


                                                 Convertible
                                               Preferred Stock                      Common Stock               Capital
                                                                                                                Stock
                                            Shares          Amount            Shares           Amount          Issuable
                                        -------------  ----------------  ---------------  ---------------    ------------
Deferred compensation
    related to grants of
    certain stock options ..............           -                 -                -          242,050                -
Amortization of
    deferred compensation ..............           -                 -                -                -                -
Comprehensive loss .....................           -                 -                -                -                -
                                        -------------  ----------------  ---------------  ---------------    ------------
Balances at
    December 31, 1997 ..................           -                 -        5,463,438        6,843,670                -
Issuance of common stock
    to investors for $8.00 per
    share on February 23, 1998,
    net of issuance costs
    of $507,846 ........................           -                 -        1,000,000        7,492,154                -
Deferred compensation
    related to grants of
    certain stock options ..............           -                 -                -          430,200                -
Amortization of
    deferred compensation ..............           -                 -                -                -                -
Issuance of common stock
    options to a consultant for
    services with an exercise
    price of $11.25 per share
    on June 18, 1998 ...................           -                 -                -           26,050                -
Comprehensive loss:
    Net loss ...........................           -                 -                -                -                -
    Unrealized gains on
      available-for-sale securities ....           -                 -                -                -                -
Comprehensive loss .....................
                                        -------------  ----------------  ---------------  ---------------    ------------
Balances at
    December 31, 1998 ..................           -                 -        6,463,438       14,792,074                -
Issuance of common
    shares for cash on
    February 16, 1999 for
    $3.00 per share to a
    consultant pursuantto a
    stock option agreement .............           -                 -            1,666            4,998                -
Net exercise of common stock
    warrants at $7.63 per share
    in January and April 1999 ..........           -                 -            9,973                -                -
Common stock issuable to
    Elan Corporation for $7.00
    per share with proceeds of
    $5,000,000 .........................           -                 -                -                -        5,000,000
Series A preferred stock issuable
    to Elan Corporation for
    $1,000 per share with
    proceeds of $12,015,000 ............           -                 -                -                -       12,015,000
Amortization of deferred
    compensation .......................           -                 -                -                -                -
Comprehensive loss:
    Net loss ...........................           -                 -                -                -                -
    Unrealized losses on ...............           -                 -                -                -                -
available-for-sale securities
Comprehensive loss .....................
                                        -------------  ----------------  ---------------  ---------------    ------------
Balances at
    December 31, 1999 ..................           -               $ -        6,475,077     $ 14,797,072     $ 17,015,000
                                        -------------  ----------------  ---------------  ---------------    ------------
                                        -------------  ----------------  ---------------  ---------------    ------------

                                                                 Deficit                              Total
                                                               Accumulated      Accumulated       Shareholders'
                                                                  During           Other           Equity (Net
                                              Deferred         Development     Comprehensive          Capital
                                            Compensation           Stage        Income (Loss)       Deficiency)
                                         -----------------   ---------------  ----------------   --------------
Deferred compensation
    related to grants of
    certain stock options ..............        (242,050)                -                 -                 -
Amortization of
    deferred compensation ..............         116,336                 -                 -           116,336
Comprehensive loss .....................               -        (1,236,452)                -        (1,236,452)
Balances at
    December 31, 1997 ..................        (400,714)       (2,309,893)                -         4,133,063
Issuance of common stock
    to investors for $8.00 per
    share on February 23, 1998,
    net of issuance costs
    of $507,846 ........................               -                 -                 -         7,492,154
Deferred compensation
    related to grants of
    certain stock options ..............        (430,200)                -                 -                 -
Amortization of
    deferred compensation ..............         320,582                 -                 -           320,582
Issuance of common stock
    options to a consultant for
    services with an exercise
    price of $11.25 per share
    on June 18, 1998 ...................               -                 -                 -            26,050
Comprehensive loss:
    Net loss ...........................               -        (2,779,723)                -        (2,779,723)
    Unrealized gains on
      available-for-sale securities ....               -                 -            13,887            13,887
                                                                                                 --------------
Comprehensive loss .....................                                                            (2,765,836)
                                         -----------------   ---------------  ----------------   --------------
Balances at
    December 31, 1998 ..................        (510,332)       (5,089,616)           13,887         9,206,013
Issuance of common
    shares for cash on
    February 16, 1999 for
    $3.00 per share to a
    consultant pursuantto a
    stock option agreement .............               -                 -                 -             4,998
Net exercise of common stock
    warrants at $7.63 per share
    in January and April 1999 ..........               -                 -                 -                 -
Common stock issuable to
    Elan Corporation for $7.00
    per share with proceeds of
    $5,000,000 .........................               -                 -                 -         5,000,000
Series A preferred stock issuable
    to Elan Corporation for
    $1,000 per share with
    proceeds of $12,015,000 ............               -                 -                 -        12,015,000
Amortization of deferred
    compensation .......................         228,148                 -                 -           228,148
Comprehensive loss:
    Net loss ...........................               -       (17,208,800)                -       (17,208,800)
    Unrealized losses on ...............               -                 -           (26,879)          (26,879)
                                                                                                 --------------
available-for-sale securities
Comprehensive loss .....................                                                           (17,235,679)
                                         -----------------   ---------------  ----------------   --------------
Balances at
    December 31, 1999 ..................    $   (282,184)     $(22,298,416)     $    (12,992)     $  9,218,480
                                         =================   ===============  ================   ==============





                             See accompanying notes.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                     YEAR ENDED DECEMBER 31,     (AUGUST 7, 1995)
                                                                                  -----------------------------          TO
                                                                                       1999             1998     DECEMBER 31, 1999
                                                                                  ------------      -----------  -----------------
OPERATING ACTIVITIES
Net loss .......................................................................  $(17,208,800)     $(2,779,723)    $(22,298,416)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of joint venture ............................................    12,015,000                -       12,015,000
    Depreciation and amortization ..............................................       415,343          196,967          714,326
    Accrued interest expense on shareholder notes ..............................             -                -           13,618
    Amortization of deferred compensation ......................................       228,148          320,582          665,066
    Value of stock options issued for services .................................             -           26,050           26,050
    Purchase of in-process research and development ............................             -                -          298,154
    Changes in assets and liabilities:
        Accounts receivable ....................................................       306,148         (161,261)               -
        Other current assets ...................................................        17,639          (86,345)        (169,385)
        Other assets ...........................................................        83,465          (77,675)          (4,625)
        Accounts payable and other accrued liabilities .........................        94,137          (21,829)         351,564
        Accrued compensation ...................................................       104,052          135,448          207,571
        Other current liabilities ..............................................             -          (74,086)               -
                                                                                  ------------      -----------     ------------
                Net cash used in operating activities ..........................    (3,944,868)      (2,521,872)      (8,181,077)
                                                                                  ------------      -----------     ------------

INVESTING ACTIVITIES
Expenditures for property and equipment ........................................      (138,232)        (853,600)      (1,129,841)
Purchases of marketable securities .............................................    (2,264,082)      (4,624,175)      (6,967,839)
Maturities of marketable securities ............................................     3,287,380                -        3,366,962
                                                                                  ------------      -----------     ------------
                Net cash provided by (used in) investing activities ............       885,066       (5,477,775)      (4,730,718)
                                                                                  ------------      -----------     ------------

FINANCING ACTIVITIES
Payments on capital lease obligations ..........................................       (55,153)         (57,469)        (213,113)
Proceeds from equipment loan ...................................................       105,734          494,133          599,867
Payments of equipment loan .....................................................      (120,176)               -         (120,176)
Proceeds from issuance of notes ................................................             -                -        1,050,000
Payments of notes ..............................................................             -                -       (1,000,000)
Payment of shareholder loans ...................................................             -                -         (294,238)
Proceeds on issuance of common stock ...........................................         4,998        7,492,154       13,823,772
                                                                                  ------------      -----------     ------------
                Net cash (used in) provided by financing activities ............       (64,597)       7,928,818       13,846,112
                                                                                  ------------      -----------     ------------

Net increase (decrease) in cash and cash equivalents ...........................    (3,124,399)         (70,829)         934,317
Cash and cash equivalents at beginning of period ...............................     4,058,716        4,129,545                -
                                                                                  ------------      -----------     ------------
Cash and cash equivalents at end of period .....................................  $    934,317      $ 4,058,716     $    934,317
                                                                                  ------------      -----------     ------------
                                                                                  ------------      -----------     ------------

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Payable to joint venture .......................................................  $ 12,015,000      $         -     $ 12,015,000
                                                                                  ------------      -----------     ------------
                                                                                  ------------      -----------     ------------

Acquisition of property and equipment under capital leases .....................  $          -      $   144,313     $    308,196
                                                                                  ------------      -----------     ------------
                                                                                  ------------      -----------     ------------
Assumption of net liabilities of M6 Pharmaceuticals at
    inception (August 7, 1995) .................................................  $          -      $         -     $    298,154
                                                                                  ------------      -----------     ------------
                                                                                  ------------      -----------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest .......................................  $     75,616      $    21,437     $    218,864
                                                                                  ------------      -----------     ------------
                                                                                  ------------      -----------     ------------

                             See accompanying notes

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. The remaining contractual period until maturity of marketable securities range from 1-24 months. All marketable securities are classified as available-for-sale. These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity.

         Securities classified as available-for-sale as of December 31, 1999 are summarized below. Estimated fair value is based on quoted market prices for these investments.

                                                                 GROSS
                                                    AMORTIZED  UNREALIZED     ESTIMATED
                                                      COST       LOSSES      FAIR VALUE
                                                   ----------   --------     ----------
U.S. corporate securities:
   Total included in cash and cash equivalents.... $  498,264   $      -     $  498,264
   Total included in short-term investments.......  3,545,057    (12,992)     3,532,065
                                                   ----------   --------     ----------
Total available-for-sale.......................... $4,043,321   $(12,992)    $4,030,329
                                                   ----------   --------     ----------
                                                   ----------   --------     ----------

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

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

         The Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company's common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company's common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant. Any such deferred stock-based compensation is amortized over the vesting period of the individual options. Pro forma net loss information using the fair value method accounting for grants of stock options to employees is included in Note 7.

         Options granted to non-employees are accounted for at fair value using the Black-Scholes option valuation model and may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

NET LOSS PER SHARE

         Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive. Stock options to purchase 1,327,383 shares of common stock at a weighted-average purchase price of $4.29 and warrants to purchase 1,479,979 shares of common stock at a weighted-average purchase price of $7.54 were outstanding as of December 31, 1999. These shares were not included in the computation of diluted earnings per share as they would have had an antidilutive effect on net loss per share.

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

COMPREHENSIVE INCOME

         Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in shareholders' equity, to be included in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 1999 and 1998 has been reflected in the Statement of Shareholders' Equity.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board announced the delay of the effective date of SFAS 133 for one year, to the first quarter of 2001. To date, the Company has not engaged in derivative or hedging activities.

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. The Company adopted the provisions of SOP 98-1 on January 1, 1999. The Company has not incurred any costs related to internal use software as of December 31, 1999.

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

         Also in 1996 and continuing through 1998, the Company performed contract research services for BMS under an arrangement whereby BMS reimbursed specific research costs relating to the same product referred to above. Revenue recognized in accordance with this arrangement amounted to $80,280 in 1998. There were no revenues recorded under the arrangement in 1999.

         Pursuant to the agreement, BMS had an option to obtain an exclusive, worldwide license to products incorporating the BMS compound utilizing the GR System. In April 1999, the Company was notified by BMS that BMS would not exercise its license and development option to use the Company's GR System for the undisclosed pharmaceutical product.

R. W. JOHNSON PHARMACEUTICAL RESEARCH INSTITUTE

         In March 1998, the Company entered into a research agreement with the
R. W. Johnson Pharmaceutical Research Institute ("PRI"), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company's GR System. The Company is paid for actual costs, as incurred, at the fees stipulated in the agreement. The agreement may be terminated by PRI at any time upon 30 days written notice to the Company. The Company recognized revenues of $115,327 and $682,858 during 1999 and 1998, respectively, in accordance with the agreement. There was no amount receivable at December 31, 1999 under this feasibility agreement.

         In the first quarter of 1999, the Company successfully completed the first phase of formulation development under the PRI feasibility agreement. The product is currently under review at PRI.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       RESEARCH ARRANGEMENTS (CONTINUED)

ELAN CORPORATION, PLC

         On November 30, 1999, the Company signed a legally binding letter agreement (the "Agreement") with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to form a joint venture to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by the Company and 19.9% by Elan. DDL will subcontract research and development efforts to the Company, Elan and others. Under the terms of the Agreement, DDL was to pay $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan drug delivery technologies. The Company also licensed certain drug delivery technologies to DDL on a non-exclusive basis. Since the agreement was a legally binding agreement as of the date of the execution of such agreement, the Company recorded the transaction in the fourth quarter of 1999, except for actual cash payments and stock issuances. Such amounts were recorded as receivables or payables, as appropriate.

         The Agreement also provides for the following transactions:

         - Elan will purchase 717,286 shares of the Company's common stock at $7.00 per share. The shares purchased will be unregistered and have registration rights. The proceeds may be used by the Company without restriction.

         - Elan will purchase 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the "Series A Preferred Stock") at $1,000 per share. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of the Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at Elan's option, into the Company's common stock at a price of $12.00 per share. Additionally, Elan has the right to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan's ownership in DDL to 50%. This exchange option is exercisable after two years from original issue date and within six years of such date. The exchange right will terminate if the Series A Preferred Stock is converted into the DepoMed's common stock unless this conversion occurs as a result of a liquidation or upon the occurrence of certain transactions involving a change of control of the Company. DepoMed will use the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock, both classes of stock purchased at $1,250 per share, to fund the Company's share of DDL's initial capitalization.

         - Elan will purchase 2,388 shares of DDL preferred shares, a 19.9% interest in DDL.

         - DepoMed will fund 80.1% of the joint venture research and development costs over the next two years. If Elan elects to exercise its exchange option on the Series A Preferred Stock, it will also repay DepoMed 30.1% of joint venture funding paid by DepoMed. Upon repayment by Elan, both DepoMed and Elan will have shared evenly in funding the joint venture.

         - Elan will also make a loan facility available to DepoMed for up to $8,010,000. The purpose of this loan is to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by the Company to Elan. The note has a six-year term and will bear interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. The note and accrued interest will be convertible at Elan's option. Elan may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into DepoMed's common stock at a conversion price of $10.00 per share.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   RESEARCH ARRANGEMENTS (CONTINUED)

ELAN CORPORATION, PLC (CONTINUED)

         While the Company owns 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, DepoMed will not consolidate the financial statements of DDL, but will instead account for its investment in DDL under the equity method of accounting.

         For the quarter ended December 31, 1999, DDL recognized a net loss of $15,000,000, reflecting a charge to research and development expense for a license fee paid to Elan for non-exclusive access to certain Elan drug delivery technologies. The Company recorded 80.1% of the loss as equity in loss of the joint venture for the quarter ended December 31, 1999. The Company had a zero basis in its DDL investment at December 31, 1999.

         Final closing agreements were signed among the Company, Elan and DDL on January 21, 2000.

4.       PROPERTY AND EQUIPMENT

         At December 31, 1999, property and equipment consists of the following:

               Furniture and office equipment ...................   $   264,486
               Laboratory equipment .............................       913,643
               Leasehold improvements ...........................       219,464
                                                                    -----------
                                                                      1,397,593
               Less accumulated depreciation and amortization ...      (617,962)
                                                                    -----------
                                                                    $   779,631
                                                                    -----------
                                                                    -----------

         Property and equipment includes assets under capitalized leases of $186,240 at December 31, 1999. Accumulated amortization related to assets under capital leases totaled $74,246 at December 31, 1999.

5.       COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PROMISSORY NOTE

         On November 30, 1999, the Company signed a binding letter agreement to issue a convertible promissory note to Elan Corporation, plc, for $8,010,000 to fund research and development of a joint venture, DDL. As of December 31, 1999 there was no amount outstanding related to the note. (See Note 3, Research Arrangements, Elan Corporation, plc)

LONG-TERM DEBT

         The Company entered into a $600,000 equipment financing credit facility ("Credit Facility") with a third party in 1998. The Credit Facility allowed the Company to incur loans up to $600,000 through July 1999. At December 1998, the Company had utilized approximately $494,000 of the Credit Facility, at an annual percentage rate of 12.2%. Equal payments of principal and interest of approximately $12,000 are due monthly through November 2002 with a balloon payment of approximately $49,000 due December 2002. In June 1999, the Company financed additional equipment of approximately $106,000 under the agreement, at an annual percentage rate of 13.5%. Equal payments of approximately $2,500 are due monthly through May 2003 with a balloon payment of approximately $10,500 due June 2003. The financed equipment serves as collateral for the loan.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

         The Company leases its facilities under a noncancelable operating sublease that expires in March 2000. In October 1999, the Company was notified by its sublessor that its facility would not be available for lease after the current lease term. In February 2000, the Company leased new facilities in Menlo Park, California, and expects to move its operations and offices by April 2000. The new facility is leased under a non-cancelable agreement that expires in March 2005, with an option to extend the lease term for an additional five years.

         Future minimum payments under the operating leases, including the new facility lease, capital leases and long-term debt at December 31, 1999, together with the present value of those minimum payments, are as follows:

                                                              OPERATING        CAPITAL         LONG-TERM
                                                               LEASES           LEASES            DEBT
                                                            -----------        ---------        --------
               Year ending December 31,
                     2000 ................................  $   516,661        $  51,190        $175,816
                     2001 ................................      595,410           42,130         175,816
                     2002 ................................      613,272           14,187         213,212
                     2003 ................................      657,379            4,545          23,748
                     2004 ................................      650,620                -               -
                     Thereafter ..........................      136,373                -               -
                                                            -----------        ---------        --------
                                                            $ 3,169,715          112,052         588,592
                                                            -----------
                                                            -----------
               Less amount representing interest .........                       (16,969)        (108,901)
                                                                               ---------        ---------
               Present value of future lease payments ....                        95,083          479,691
               Less current portion ......................                       (41,131)        (123,042)
                                                                               ---------        ---------
               Non-current portion .......................                     $  53,952        $ 356,649
                                                                               ---------        ---------
                                                                               ---------        ---------

         Rent expense for the years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999 was approximately $350,000, $282,000 and $734,000, respectively.

FINANCIAL CONSULTING AGREEMENT

         In 1998, the Company entered into a three-year agreement with a financial advisor. As consideration for services to be rendered under this arrangement, the Company has granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 shares of common stock at an exercise price $9.625 per share. The options were fully vested as of the date of grant. The fair value of these options is $430,200, as determined using the Black-Scholes Estimation Pricing Model. The value of these options will be amortized ratably over the three-year term of the consulting agreement.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.       RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENT

         In September 1997, the Company entered into a one-year consulting agreement with Burrill & Co. to provide advisory services. The principal of Burrill & Co. is a director of the Company. The agreement required that the Company pay a monthly retainer of $10,000 as well as additional fees related to Burrill & Co.'s involvement in partnering arrangements. In September 1998, the Company amended the agreement with Burrill & Co., whereby the Company is required to pay a monthly retainer of $5,000 per month and other fees related to partnering arrangements. Through December 31, 1999 and 1998, the Company paid a total of $62,699 and $103,042, respectively, in connection with this agreement. The Company may terminate the arrangement at any time with sixty days notice.

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

         As of December 31, 1999, 1,479,979 shares of common stock were reserved for issuance of outstanding warrants.

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

1995 STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. In June 1999, at the Company's Annual Meeting of Shareholders, the stockholders approved an increase to the Plan of 800,000 shares. As of December 31, 1999, a total of 1,800,000 shares of common stock have been reserved for issuance under the Plan. The Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees and consultants of the Company.

         Generally, the exercise price of all incentive stock options and non-qualified stock options granted under the Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of an incentive stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% at the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       SHAREHOLDERS' EQUITY (CONTINUED)

1995 STOCK OPTION PLAN (CONTINUED)

         A summary of the Company's stock option activity and related information for the period from inception (August 7, 1995) to December 31, 1999 follows:

                                                                            OUTSTANDING OPTIONS
                                                                          ------------------------
                                                                                         WEIGHTED-
                                                           SHARES                         AVERAGE
                                                         AVAILABLE          NUMBER        EXERCISE
                                                         FOR GRANT        OF SHARES         PRICE
                                                         ---------        ----------     ---------
                 Shares authorized ....................    250,000                 -            -
                 Options granted ......................   (120,000)          120,000        $0.09
                                                          --------         ---------        -----
         Balance at December 31, 1995 .................    130,000           120,000        $0.09

                 Options granted at fair value ........     (3,334)            3,334        $0.09
                 Options granted below fair value .....    (83,333)           83,333        $0.90
                 Options exercised ....................          -           (91,666)       $0.09
                                                          --------         ---------        -----
         Balance at December 31, 1996 .................     43,333           115,001        $0.68

                 Shares authorized ....................    750,000                 -            -
                 Options granted at fair value ........   (369,166)          369,166        $4.12
                 Options granted below fair value .....   (153,333)          153,333        $3.00
                 Options exercised ....................          -                 -            -
                                                          --------         ---------        -----
         Balance at December 31, 1997 .................    270,834           637,500        $3.23

                 Shares authorized ....................    200,000 *               -            -
                 Options granted at fair value ........   (296,498)          296,498        $8.10
                 Options granted below fair value .....    (60,000)           60,000        $5.92
                 Options forfeited ....................      7,500            (7,500)       $3.75
                                                          --------         ---------        -----
         Balance at December 31, 1998 .................    121,836           986,498        $4.85

         Shares authorized ............................    600,000                 -            -
                 Options granted at fair value ........   (363,551)          363,551        $2.93
                 Options exercised ....................          -            (1,666)       $3.00
                 Options forfeited ....................     21,000           (21,000)       $7.29
                                                          --------         ---------        -----
         Balance at December 31, 1999 .................    379,285         1,327,383        $4.29
                                                          --------         ---------
                                                          --------         ---------

         * On December 9, 1998 the Board of Directors approved an increase of 200,000 shares to the plan which was approved by the stockholders at the Annual Meeting of Shareholders on June 2, 1999.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       SHAREHOLDERS' EQUITY (CONTINUED)

1995 STOCK OPTION PLAN (CONTINUED)

         Exercisable options at December 31, 1999, totaled 567,973. Exercise prices for options outstanding as of December 31, 1999 ranged from $0.09 to $11.25. The following table summarizes information about options outstanding at December 31, 1999:

                                         OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
                           ---------------------------------------------  ----------------------
                                           WEIGHTED-         REMAINING                 WEIGHTED-
                                            AVERAGE         CONTRACTUAL                 AVERAGE
          EXERCISE           NUMBER        EXERCISE             LIFE       NUMBER       EXERCISE
           PRICES          OF OPTIONS        PRICE           (IN YEARS)   OF OPTIONS      PRICE
          ---------       -----------     ----------        ------------  ----------   ---------
          $0.09-0.90        114,999       $    0.68               6.49       97,637       $ 0.64
          $2.88-4.19        836,217       $    3.27               8.47      291,902       $ 3.52
          $5.25-6.10         71,667       $    5.69               7.44       61,666       $ 5.76
          $7.63-7.75        232,500       $    7.64               8.93       72,895       $ 7.66
          $9.50-9.88         66,000       $    9.67               8.26       38,394       $ 9.65
         $10.25-11.25         6,000       $   11.08               8.38        5,479       $11.16
                          ---------                                         -------
                          1,327,383                                         567,973
                          ---------                                         -------
                          ---------                                         -------

STOCK-BASED COMPENSATION

         During 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 ("SFAS 123"). In accordance with SFAS 123, the Company applies APB 25 in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees at fair value, but does recognize compensation expense for options granted at prices below fair value. The valuation related to stock options granted to non-employees in 1996 was immaterial and, therefore, no value was recorded in the financial statements in 1996. The Company used the minimum value method to determine the fair value of stock options at the grant date issued in 1996, and in 1997, up to the date of the initial public offering. Options granted subsequent to the Company's initial public offering were valued using the Black-Scholes Option Valuation Model. The weighted-average assumptions used for 1999 and 1998 were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                           1999              1998
                                                          ------            ------
               Risk free interest rate                     4.81%             4.75%
               Expected dividend yield                        0                 0
               Expected option life in years                  4                 4
               Expected stock price volatility              .80               .80

         The weighted-average estimated fair value of employee stock options was $1.83 and $4.92 for stock options granted in 1999 and 1998, respectively.

         The option valuation models used in 1999 and 1998, were developed for using in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

         For pro forma purposes, the estimated fair value of the options is amortized to expense over the option's vesting period. If the Company had elected to recognize compensation expense based on the fair value of the options granted on the date of grant as prescribed by SFAS 123, net loss and net loss per share would have increased as reflected in the pro forma amounts shown in the table below:

                                                                              YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                             1999                 1998
                                                                         -------------         ------------
              Net loss-as reported .................................     $(17,208,800)         $(2,779,723)
              Net loss-pro forma ...................................     $(17,827,568)         $(3,067,834)
              Net loss per share-as reported .......................     $      (2.66)         $     (0.44)
              Net loss per share-pro forma .........................     $      (2.75)         $     (0.49)

DEFERRED COMPENSATION

         For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,050 as deferred compensation for the excess of the deemed fair value for financial reporting purposes of the common stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options.

         Total deferred compensation recorded during 1998 totaled $430,000. There was no deferred compensation recorded in 1999. Compensation expense relating to the amortization of deferred compensation recorded in the 1999 and 1998 statements of operations was $228,000 and $321,000, respectively. Further, the Company recognized expense of $26,000 in 1998 relating to the value of stock options granted to a consultant in exchange for services.

8.       INCOME TAXES

         As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $9,300,000 each. The Company also had federal and California research and development tax credit carryforwards of approximately $200,000 each. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2019 if not utilized.

         Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                 DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.       INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                         1999                  1998
                                                                    -----------           -----------
               Net operating loss carryforwards ................... $ 3,700,000           $ 1,500,000
               Research credit carryforwards ......................     400,000               100,000
               Technology license .................................   4,800,000                     -
                                                                    -----------           -----------
               Total deferred tax assets ..........................   8,900,000             1,600,000
               Valuation allowance for deferred tax assets ........  (8,900,000)           (1,600,000)
                                                                    -----------           -----------
               Total .............................................. $         -           $         -
                                                                    -----------           -----------
                                                                    -----------           -----------

Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $800,000 during the year ended December 31, 1998.

9.       SUBSEQUENT EVENTS

SALE OF SECURITIES

On January 21, 2000, 717,286 shares of common stock and 12,015 shares of Series A convertible exchangeable preferred stock were issued to Elan Corporation, plc for consideration of $5,000,000 and $12,015,000, respectively. (See Note 3, Research Arrangements, Elan Corporation, plc)

FACILITIES LEASE

         In February 2000, the Company entered into a five-year lease for a new facility, beginning March 2000, which includes an option to renew for one additional five-year term. (See Note 5, Commitments and Contingencies, Leases)

INDEX TO EXHIBITS

             *3.1         Third Amended and Restated Articles of Incorporation
             *3.2         Form of Amended and Restated Articles of Incorporation
             *3.3         Bylaws
             *3.4         Certificate of Amendment to the Third Amended and
                          Restated Articles of Incorporation
             *4.1         Specimen Common Stock Certificate
             *4.2         Specimen Warrant Certificate (filed as Exhibit A to
                          the Form of Warrant Agreement)
             *4.3         Form of Representative's Warrant Agreement including
                          form of Representative's Warrant
             *4.4         Form of Warrant Agreement
           **10.1         1995 Stock Option Plan, as amended
            *10.9         Agreement re: Settlement of Lawsuit, Conveyance of
                          Assets and Assumption of Liabilities, dated August 28,
                          1995 by and among DepoMed Systems, Inc., Dr. John W.
                          Shell and M6 Pharmaceuticals, Inc.
            *10.10        Form of Indemnification Agreement between the Company
                          and its directors and executive officers
            *10.12        Form of Agreement between the Company and Burrill &
                          Company
         ***+10.13        Joint Research Agreement dated February 20, 1998
                          between the company and R.W. Johnson Pharmaceutical
                          Research Institute
         ****10.14        Sublease dated February 18, 1998 between the company
                          and Cell Genesys, Inc.
        *****10.15        Securities Purchase Agreement dated January 21, 2000
                          between the company and Elan International Services,
                          Ltd.
        *****10.16        Company Registration Rights Agreement dated January
                          21, 2000 between the company and Elan International
                          Services, Ltd.
        *****10.17        Newco Registration Rights Agreement dated January 21,
                          2000 among the company, Newco and Elan International
                          Services, Ltd.
        *****10.18        Funding Agreement dated January 21, 2000 among the
                          company, Elan Corporation, plc, Elan Pharma
                          International, Ltd. and Elan International Services,
                          Ltd.
        *****10.19        Subscription, Joint Development Operating Agreement
                          dated January 21, 2000 among the company, Newco, Elan
                          Corporation, plc, Elan Pharma International, Ltd. and
                          Elan International Services, Ltd.
        *****10.20        Convertible Promissory Note dated January 21, 2000
                          issued by the company to Elan International Services,
                          Ltd.
        *****10.21        Company License Agreement dated January 21, 2000 among
                          the company, Newco and Elan Corporation, plc.
        *****10.22        Elan License Agreement dated January 21, 2000 among
                          the company, Newco, Elan Corporation, plc and Elan
                          Pharma International, Ltd.
        *****10.23        Certificate of Determination of Rights and Preferences
                          of Series A Preferred Stock filed with the State of
                          California on January 14, 2000
             23.1         Consent of Ernst & Young LLP, Independent Auditors
             24.1         Power of Attorney (see page 22)
             27.1         Financial Data Schedule

-------------
* Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)
** Incorporated by reference to Exhibit 99.1 of the company's registration statement on Form S-8 (File No. 333-66923)
*** Incorporated by reference to Exhibit 10.1 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
**** Incorporated by reference to Exhibit 10.2 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
***** Incorporated by reference to the company's Form 8-K filed on February 18, 2000
+        Confidential treatment granted.