Form 10-Q
period 2000-03-31
DEPOMED INC
filed 2000-05-15
CIK 1005201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               1360 O'BRIEN DRIVE
                          MENLO PARK, CALIFORNIA 94025

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 462-5900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                 YES [X] NO [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of April 28, 1999, was 7,189,363.

                                  DEPOMED, INC.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                                                         PAGE
     Balance Sheets at March 31, 2000 and December 31, 1999 .....................................       3

     Statements of Operations for the three-month periods ended
         March 31, 2000 and 1999 ................................................................       4

     Statements of Cash Flows for the three-month periods ended March 31,
         2000 and 1999 ..........................................................................       5

     Notes to Financial Statements ..............................................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations ..........................................................................       8


                                    PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ........................................................      17

Signature .......................................................................................      18


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                               MARCH 31, 2000   DECEMBER 31, 1999
                                                                               --------------   -----------------
                                                                                 (UNAUDITED)       (SEE NOTE 1)
ASSETS
 Current assets:
      Cash and cash equivalents.................................................$  4,424,170    $    934,317
      Marketable securities.....................................................   3,020,900       3,532,065
      Receivable for capital stock..............................................          --      17,015,000
      Receivable from joint venture.............................................     376,418             --
      Prepaid and other current assets .........................................     188,635         169,385
                                                                                ------------    ------------
              Total current assets..............................................   8,010,123      21,650,767

Property and equipment, net.....................................................     820,536         779,631
Other assets ...................................................................     295,266           4,467
                                                                                ------------    ------------
                                                                                $  9,125,925    $ 22,434,865
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

      Accounts payable..........................................................$    393,628    $    219,675
      Accrued compensation......................................................     165,098         275,047
      Other accrued liabilities.................................................     135,347         131,889
      Payable to joint venture..................................................     330,045      12,015,000
      Capital lease obligation, current portion.................................      37,957          41,131
      Long-term debt, current portion...........................................     126,892         123,042
                                                                                ------------    ------------
              Total current liabilities.........................................   1,188,967      12,805,784

Capital lease obligation, non-current portion...................................      45,162          53,952
Long-term debt, non-current portion.............................................     323,445         356,649

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated,
          12,015 and no shares issued and outstanding
          at March 31, 2000 and December 31, 1999, respectively ................  12,176,000              --
      Common stock, no par value, 25,000,000 shares authorized;
          7,189,363 and 6,475,077 shares issued and outstanding
          at March 31, 2000 and December 31, 1999, respectively.................  19,724,851      14,797,072
      Capital stock issuable....................................................          --      17,015,000
      Deferred compensation.....................................................    (214,959)       (282,184)
      Deficit accumulated during the development stage.......................... (24,106,870)    (22,298,416)
      Accumulated other comprehensive loss......................................     (10,671)        (12,992)
                                                                                ------------    ------------
              Total shareholders' equity........................................   7,568,351       9,218,480
                                                                                ------------    ------------
                                                                                $  9,125,925    $ 22,434,865
                                                                                ============    ============


                 See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                     THREE MONTHS ENDED MARCH 31,    (AUGUST 7, 1995)
                                                     ----------------------------           TO
                                                         2000            1999        MARCH 31, 2000
                                                     ------------    ------------    ---------------
Revenue:
      Collaborative agreements ...................   $         --    $    115,327    $     1,801,312
      Collaborative agreements with affiliates ...        376,418              --            376,418
                                                     ------------    ------------    ---------------

Total revenue ....................................        376,418         115,327          2,177,730

Operating expenses:
      Research and development ...................      1,272,761         729,192          8,451,376
      General and administrative .................        502,593         488,191          5,849,539
      Purchase of in-process
         research and development ................             --              --            298,154
                                                     ------------    ------------    ---------------

Total operating expenses .........................      1,775,354       1,217,383         14,599,069

Loss from operations .............................     (1,398,936)     (1,102,056)       (12,421,339)

Other income (expenses):
      Equity in loss of joint venture ............       (330,045)             --        (12,345,045)
      Interest income, net .......................         81,527          94,319            820,514
                                                     ------------    ------------    ---------------

Total other income (expenses) ....................       (248,518)         94,319        (11,524,531)

Net loss .........................................     (1,647,454)     (1,007,737)       (23,945,870)
                                                     ------------    ------------    ---------------

Accretion of dividend on preferred stock .........       (161,000)             --           (161,000)
                                                     ------------    ------------    ---------------

Net loss applicable to common stock ..............   $ (1,808,454)   $ (1,007,737)   $   (24,106,870)
                                                     ============    ============    ===============

Basic and diluted net loss per share .............   $      (0.26)   $      (0.16)
                                                     ============    ============

Shares used in computing basic
      and diluted net loss per share .............      7,032,377       6,472,970
                                                     ============    ============


                 See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                                               THREE MONTHS ENDED MARCH 31, (AUGUST 7, 1995)
                                                                              ----------------------------         TO
                                                                                  2000            1999       MARCH 31, 2000
                                                                              ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss ..................................................................   $ (1,647,454)   $ (1,007,737)   $(23,945,870)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of joint venture .......................................        330,045              --      12,345,045
    Depreciation and amortization .........................................        112,760         106,375         827,086
    Accrued interest expense on notes .....................................             --              --          13,618
    Amortization of deferred compensation .................................         67,224          68,167         732,290
    Value of stock options issued for services ............................         12,803              --          38,853
    Purchase of in-process research and development .......................             --              --         298,154
    Changes in assets and liabilities:
        Accounts receivable ...............................................             --          69,144              --
        Accounts receivable from joint venture ............................       (376,418)             --        (376,418)
        Other current assets ..............................................        (19,250)        (46,772)       (188,635)
        Other assets ......................................................       (290,799)         16,999        (295,424)
        Accounts payable and other accrued liabilities ....................        177,411        (164,641)        528,975
        Accrued compensation ..............................................       (109,949)        (11,199)         97,622
                                                                              ------------    ------------    ------------
                Net cash used in operating activities .....................     (1,743,627)       (969,664)     (9,924,704)
                                                                              ------------    ------------    ------------

INVESTING ACTIVITIES
Expenditures for property and equipment ...................................       (147,349)        (44,135)     (1,277,190)
Purchases of marketable securities ........................................             --      (1,576,830)     (6,967,839)
Maturities of marketable securities .......................................        507,170       1,094,978       3,874,132
                                                                              ------------    ------------    ------------
                Net cash provided by (used in) investing activities .......        359,821        (525,987)     (4,370,897)
                                                                              ------------    ------------    ------------

FINANCING ACTIVITIES
Payments on capital lease obligations .....................................        (11,964)        (14,858)       (225,077)
Proceeds on equipment loan ................................................             --              --         599,867
Payments on equipment loan ................................................        (29,354)        (37,933)       (149,530)
Proceeds from issuance of notes ...........................................             --              --       1,050,000
Payments on notes .........................................................             --              --      (1,000,000)
Payments on shareholder loans .............................................             --              --        (294,238)
Proceeds on issuance of common stock ......................................      4,914,977           4,998      18,738,749
                                                                              ------------    ------------    ------------
                Net cash provided by (used in) financing activities .......      4,873,659         (47,793)     18,719,771
                                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ......................      3,489,853      (1,543,444)      4,424,170
Cash and cash equivalents at beginning of period ..........................        934,317       4,058,716              --
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of period ................................   $  4,424,170    $  2,515,272    $  4,424,170
                                                                              ============    ============    ============
Supplemental schedule of noncash investing and financing activities:
  Preferred stock issuance in exchange for interest in joint venture ......   $ 12,015,000    $         --    $ 12,015,000
                                                                              ============    ============    ============
  Payable to joint venture ................................................   $    330,045    $         --    $ 12,345,045
                                                                              ============    ============    ============


                 See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or future operating periods.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

     As of March 31, 2000 the Company had approximately $7,400,000 in cash, cash equivalents and marketable securities, working capital of $6,800,000 and accumulated losses of $24,100,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through the next twelve months.

2.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. The remaining contractual period until maturity of marketable securities range from 1 to 24 months. All marketable securities are classified as available-for-sale. These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity.

3.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4.   COMPREHENSIVE LOSS

     Total comprehensive loss was $1,645,133 and $1,004,690 for the three-month periods ended March 31, 2000 and 1999, and includes unrealized gains and losses on marketable securities.

5.   COLLABORATIVE AGREEMENTS

     In November 1999, the Company entered into a joint venture agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL will fund its research through capital contributions from its partners based on the partners' ownership percentage. DDL will subcontract research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000.

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

     For the quarter ended March 31, 2000, and for the period from inception (November 30, 1999) to March 31, 2000, DDL recognized a net loss of approximately $413,000 and $15,413,000, respectively. The net loss from inception to March 31, 2000, includes a $15,000,000 payment to Elan for a technology license fee. DepoMed recognized 80.1% of DDL's loss, or approximately $330,000 and $12,345,000 for the three months ended March 31, 2000 and for the period from inception to March 31, 2000, respectively. To date, DDL has not recognized any revenue.

6.   SHAREHOLDERS' EQUITY

     On January 21, 2000, 717,286 shares of common stock and 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") were issued to Elan Corporation, plc ("Elan") for consideration of $5,000,000 and $12,015,000, respectively. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of DDL, a joint venture with Elan.

     The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at Elan's option, into the Company's common stock at a price of $12.00 per share. For the quarter ended March 31, 2000, the Company accrued $161,000 as a dividend on the Series A Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included with the company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the company's Financial Statements and related notes thereto appearing elsewhere in this quarterly report. Statements made in this quarterly report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A number of risks and uncertainties, including those discussed under the caption "FACTORS THAT MAY AFFECT FUTURE RESULTS" below and elsewhere in this quarterly report on Form 10-Q, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

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

     In November 1999, we entered into a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL will fund its research through capital contributions from its partners based on the partners' ownership percentage. DDL will subcontract research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000.

     We also have developed Metformin GR(TM), a potential once-daily metformin product for Type II diabetes, a reduced irritation aspirin and an enhanced absorption calcium supplement product. These products have been reformulated to incorporate advances in polymer technology and to address potential marketing opportunities. We are currently seeking marketing partners to commercialize these products. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems. DepoMed has generated a cumulative net loss of approximately $24,107,000 for the period from inception through March 31, 2000. $12,345,045 of this loss is attributable to our share of the loss in DDL.

     We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2000 and beyond, expenses can be expected to increase from their 1999 levels.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenues for the three months ended March 31, 2000 and 1999 were approximately $376,000 and $115,000, respectively. In 2000, these revenues consisted of amounts earned for research and development work performed for DDL. In 1999, these revenues consisted of amounts earned under the feasibility arrangement with PRI. In the first quarter of 1999, we completed the first phase of research and development under the March 1998 PRI feasibility agreement. The product is currently under review at PRI.

     Research and development expense for the three months ended March 31, 2000 was approximately $1,273,000 compared to approximately $729,000 during the three months ended March 31, 1999. The increase was primarily due to expenses for clinical trials with DepoMed proprietary products which began in the third quarter of 1999, the hiring of additional employees and related expenses, increased laboratory supplies, and increased depreciation and amortization expense of equipment and facilities improvements.

     General and administrative expense for the three months ended March 31, 2000 was approximately $503,000 compared to approximately $488,000 during the three months ended March 31, 1999. The increase was primarily due to increased salaries.

     In March 2000, we moved to our new facility located at 1360 O'Brien Drive in Menlo Park, California. As a result, we expect that building and occupancy expense will increase approximately $90,000 per quarter.

     In the first quarter of 2000, we recognized a loss of approximately $330,000 as our share in the loss of our joint venture with Elan. We expect to record additional losses in DDL in 2000 and losses totaling approximately $8,000,000 over the next two years. DDL recorded research and development expense of approximately $391,000 and general and administrative expense of approximately $22,000.

     Elan has made a loan facility available to us for approximately $8,000,000 to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.

     Net interest income was approximately $82,000 for the three months ended March 31, 2000 compared to approximately $94,000 during the three months ended March 31, 1999. The decrease was due to declining cash and investment balances. Net interest income also includes immaterial gains realized on the sale of marketable securities.

     In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at Elan's option, into DepoMed's common stock at a price of $12.00 per share. For the quarter ended March 31, 2000, we accrued a dividend on the Series A Preferred Stock of $161,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the three months ended March 31, 2000 was approximately $1,744,000 compared to approximately $970,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, the cash used in operations was due primarily to the net loss. Other increases in accounts receivable from the joint venture and other assets, including approximately $290,000 as a security deposit for our new facility were partially offset by our equity in loss of the joint venture. In 1999, the cash used in operations was due primarily to the net loss.

     Cash provided by investing activities in the three months ended March 31, 2000 totaled approximately $360,000 and consisted of sales of approximately $507,000 of marketable securities less purchases of laboratory equipment, fixtures and office equipment and leasehold improvements. Net cash used in investing activities in the three months ended March 31, 1999 totaled approximately $526,000 and consisted primarily of a net increase in marketable securities of approximately $482,000 less purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories. We also expect to spend approximately $450,000 over the next three quarters of 2000 for leasehold improvements at our new facility.

     Cash provided by financing activities in the three months ended March 31, 2000 was approximately $4,874,000 and consisted primarily of net proceeds of approximately $4,915,000 received in January 2000 from a private placement of 717,286 shares of common stock at a price of $7.00 per share. Cash used in financing activities in the three months ended March 31, 1999 was approximately $48,000, which consisted primarily of payments on the equipment financing credit facility and on capital lease obligations.

     As of March 31, 2000, we had approximately $7,400,000 in cash, cash equivalents and marketable securities, working capital of $6,800,000 and accumulated losses of $24,100,000. We expect to continue to incur operating losses over the next several years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the next twelve months. However, we base this expectation on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

     -    risks related to collaborative partnering relationships;

     -    lack of revenue and uncertainty regarding future revenues;

     -    limited financial and personnel resources; and

     -    lack of established credit facilities.

     As we expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years. Therefore, we expect our cumulative losses to increase. To date, we have had no revenues from product sales and only limited revenues from our collaborative research and development arrangements and feasibility studies. Our success will depend on commercial sales of products that generate significant revenues for us. We cannot predict whether we will be able to achieve commercial sales of any revenue-generating products.

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

     Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we would need to complete substantial additional research and development on an off-patent drug or a drug provided by a collaborative partner. Even if we are successful, the drug incorporated in the DepoMed System:

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

DEPENDENCE ON ELAN AND NEED FOR ADDITIONAL COLLABORATIVE PARTNERS

     We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, all of our revenues are derived from our joint venture with Elan. If our joint venture with Elan is terminated or fails to produce desired results, our revenues and results of operations will suffer.

     Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements. The success of the Elan joint venture and any additional collaborative arrangements requires that the company's collaborative partners:

     -    perform their obligations as expected; and

     - devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

     It is possible that Elan or our future collaborative partners may not:

     -    continue to fund their particular projects;

     -    perform their agreed-to obligations; or

     - choose to develop and make commercial sales of products using the DepoMed Systems.

     For example, the company is not currently conducting research and development under the PRI feasibility agreement while PRI completes its internal review of our work to date under the feasibility agreement. There can be no assurance that PRI will support further development of its program based on our technology.

     Further, the company may not be able to enter into future collaborative arrangements on acceptable terms. Any of following events could have a material adverse effect on the company:

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

PATENTS AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold three issued United States patents and three United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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

PRODUCT LIABILITY

     Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the company. We have obtained product liability insurance for clinical trials currently underway. Although, there can be no assurance that:

     - the company will be able to obtain product liability insurance for future trials;

     - the company will be able to maintain product liability insurance on acceptable terms;

     - the company will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or

     - any insurance will provide adequate protection against potential liabilities.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          On February 18, 2000, we filed a Form 8-K with respect to the formation of DepoMed Development, Ltd., a joint venture with Elan Corporation, plc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                        DEPOMED, INC.

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