Form 10-Q
period 2000-06-30
DEPOMED INC
filed 2000-08-14
CIK 1005201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              YES [X]      NO [ ]

         The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of July 28, 2000, was 7,189,363.

                                  DEPOMED, INC.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                                                         PAGE
                                                                                                      ----
     Balance Sheets at June 30, 2000 and December 31, 1999 ......................................       3

     Statements of Operations for the three-month and six-month periods ended
         June 30, 2000 and 1999, and for the period from inception (August 7, 1995)
         to June 30, 2000 .......................................................................       4

     Statements of Cash Flows for the six-month periods ended June 30, 2000 and
         1999, and for the period from inception (August 7, 1995)
         to June 30, 2000 .......................................................................       5

     Notes to Financial Statements ..............................................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations ..........................................................................       9


                                    PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders......................................      19

Item 6. Exhibits and Reports on Form 8-K ........................................................      19

Signature .......................................................................................      20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                      JUNE 30, 2000      DECEMBER 31, 1999
                                                                                     -----------------   ------------------
                                                                                       (UNAUDITED)         (SEE NOTE 1)

ASSETS
Current assets:
      Cash and cash equivalents.................................................         $  2,621,286          $   934,317
      Marketable securities.....................................................            2,999,455            3,532,065
      Receivable for capital stock..............................................                   --           17,015,000
      Receivable from joint venture.............................................              585,562                   --
      Prepaid and other current assets..........................................              121,550              169,385
                                                                                     -----------------   ------------------
              Total current assets..............................................            6,327,853           21,650,767

Property and equipment, net.....................................................              863,218              779,631
Other assets....................................................................              293,756                4,467
                                                                                     -----------------   ------------------
                                                                                         $  7,484,827        $  22,434,865
                                                                                     =================   ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable..........................................................          $   326,791          $   219,675
      Accrued compensation......................................................              205,520              275,047
      Other accrued liabilities.................................................              340,320              131,889
      Payable to joint venture..................................................              659,147           12,015,000
      Capital lease obligation, current portion.................................               34,631               41,131
      Long-term debt, current portion...........................................              130,863              123,042
                                                                                     -----------------   ------------------
              Total current liabilities.........................................            1,697,272           12,805,784

Capital lease obligation, non-current portion...................................               36,090               53,952
Long-term debt, non-current portion.............................................              289,202              356,649

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated,
          12,015 and no shares issued and outstanding
          at June 30, 2000 and December 31, 1999, respectively..................           12,386,000                   --
      Common stock, no par value, 25,000,000 shares authorized;
          7,189,363 and 6,475,077 shares issued and outstanding
          at June 30, 2000 and December 31, 1999, respectively..................           19,731,149           14,797,072
      Capital stock issuable....................................................                   --           17,015,000
      Deferred compensation.....................................................             (147,736)            (282,184)
      Deficit accumulated during the development stage..........................          (26,496,082)         (22,298,416)
      Accumulated other comprehensive loss......................................              (11,068)             (12,992)
                                                                                     -----------------   ------------------
              Total shareholders' equity........................................            5,462,263            9,218,480
                                                                                     -----------------   ------------------
                                                                                         $  7,484,827        $  22,434,865
                                                                                     =================   ==================


                 See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                    (AUGUST 7, 1995)
                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,            TO
                                                -----------------------------    -------------------------------        JUNE 30,
                                                   2000             1999             2000               1999             2000
                                                -----------     -------------    -------------     -------------    ----------------
Revenue:
Collaborative agreements......................   $       --      $         --     $         --      $    115,327     $    1,801,312
Collaborative agreements with affiliates......      585,562                --          961,980                --            961,980
                                                -----------     -------------    -------------     -------------    ----------------

Total revenue.................................      585,562                --          961,980           115,327          2,763,292

Operating expenses:
      Research and development................    1,715,616           763,889        2,988,377         1,493,081         10,166,992
      General and administrative..............      494,483           479,781          997,076           967,972          6,344,022
      Purchase of in-process
         research and development.............           --                --               --                --            298,154
                                                -----------     -------------    -------------     -------------    ----------------

Total operating expenses......................    2,210,099         1,243,670        3,985,453         2,461,053         16,809,168
                                                -----------     -------------    -------------     -------------    ----------------

Loss from operations..........................   (1,624,537)       (1,243,670)      (3,023,473)       (2,345,726)       (14,045,876)

Other income (expenses):
Equity in loss of joint venture...............     (659,961)               --         (990,006)               --        (13,005,006)
Interest income, net..........................      105,286            80,362          186,813           174,681            925,800
                                                -----------     -------------    -------------     -------------    ----------------

Total other income (expenses).................     (554,675)           80,362         (803,193)          174,681        (12,079,206)
                                                -----------     -------------    -------------     -------------    ----------------

Net loss......................................   (2,179,212)       (1,163,308)      (3,826,666)       (2,171,045)       (26,125,082)

Accretion of dividend on preferred stock......     (210,000)               --         (371,000)               --           (371,000)
                                                -----------     -------------    -------------     -------------    ----------------

Net loss applicable to common stock...........  $(2,389,212)    $  (1,163,308)   $  (4,197,666)    $  (2,171,045)     $ (26,496,082)
                                                ===========     =============    =============     ==============  =================

Basic and diluted net loss per share..........  $     (0.33)    $       (0.18)   $       (0.59)    $       (0.34)
                                                ===========     =============    =============     ==============

Shares used in computing basic
      and diluted net loss per share..........    7,189,363         6,475,000        7,110,870         6,473,991
                                                ===========     =============    =============     ==============


                 See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                  SIX MONTHS ENDED JUNE 30,     (AUGUST 7, 1995)
                                                                             ----------------------------------        TO
                                                                                   2000              1999         JUNE 30, 2000
                                                                             ----------------- ---------------- ------------------
OPERATING ACTIVITIES
Net loss.....................................................................     $(3,826,666)     $(2,171,045)      $(26,125,082)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of joint venture..........................................         990,006               --         13,005,006
    Depreciation and amortization............................................         186,185          199,845            900,511
    Accrued interest expense on notes........................................              --               --             13,618
    Amortization of deferred compensation....................................         134,447          136,332            799,513
    Value of stock options issued for services...............................          17,847               --             43,897
    Purchase of in-process research and development..........................              --               --            298,154
    Changes in assets and liabilities:
        Accounts receivable..................................................              --          306,148                 --
        Accounts receivable from joint venture...............................        (585,562)              --           (585,562)
        Other current assets.................................................          47,835           33,360           (121,550)
        Other assets.........................................................        (289,289)          34,404           (293,914)
        Accounts payable and other accrued liabilities.......................         315,547         (105,746)           667,111
        Accrued compensation.................................................         (69,527)          31,561            138,044
                                                                             ----------------- ---------------- ------------------
                Net cash used in operating activities........................      (3,079,177)      (1,535,141)       (11,260,254)
                                                                             ----------------- ---------------- ------------------

INVESTING ACTIVITIES
Investment in joint venture..................................................        (330,859)              --           (330,859)
Expenditures for property and equipment......................................        (265,388)         (86,417)        (1,395,229)
Purchases of marketable securities...........................................      (1,487,620)      (1,576,830)        (8,455,459)
Maturities of marketable securities..........................................       2,017,770        2,098,823          5,384,732
                                                                             ----------------- ---------------- ------------------
                Net cash provided by (used in) investing activities..........         (66,097)         435,576         (4,796,815)
                                                                             ----------------- ---------------- ------------------

FINANCING ACTIVITIES
Payments on capital lease obligations........................................         (24,362)         (30,778)          (237,475)
Proceeds on equipment loan...................................................              --          105,734            599,867
Payments on equipment loan...................................................         (59,626)         (60,331)          (179,802)
Proceeds from issuance of notes..............................................              --               --          1,050,000
Payments on notes............................................................              --               --         (1,000,000)
Payments on shareholder loans................................................              --               --           (294,238)
Proceeds on issuance of common stock.........................................       4,916,231            4,998         18,740,003
                                                                             ----------------- ---------------- ------------------
                Net cash provided by financing activities....................       4,832,243           19,623         18,678,355
                                                                             ----------------- ---------------- ------------------

Net increase (decrease) in cash and cash equivalents.........................       1,686,969       (1,079,942)         2,621,286
Cash and cash equivalents at beginning of period.............................         934,317        4,058,716                 --
                                                                             ----------------- ---------------- ------------------
Cash and cash equivalents at end of period...................................     $ 2,621,286      $ 2,978,774        $ 2,621,286
                                                                             ================= ================ ==================

Supplemental schedule of noncash investing and financing activities:
  Preferred stock issuance in exchange for interest in joint venture.........    $ 12,015,000      $        --       $ 12,015,000
                                                                             ================= ================ ==================
  Payable to joint venture...................................................    $    659,147      $        --       $ 12,674,147
                                                                             ================= ================ ==================

                 See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

          These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or future operating periods.

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

          As of June 30, 2000 the Company had approximately $5,600,000 in cash, cash equivalents and marketable securities, working capital of $4,600,000 and accumulated losses of $26,100,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through the next nine months.

2. REVENUE RECOGNITION

          Revenue related to collaborative research agreements with corporate partners and our joint venture is recognized as the expenses are incurred for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract. Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

          The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. The remaining contractual period until maturity of marketable securities ranges from 1 to 24 months. All marketable securities are classified as available-for-sale. These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity.

4. NET LOSS PER SHARE

          Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

5. COMPREHENSIVE LOSS

          Total comprehensive loss for the three and six months ended June 30, 2000 and 1999, approximates net loss and includes unrealized gains and losses on marketable securities.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of 2000. The impact of the bulletin on the Company's financial position and results of operations is not expected to be material.

          On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 ("APB 25"). The most significant topics discussed in FIN 44 are the clarification of the definition of employee for purposes of applying Opinion No. 25 and the accounting for stock options that have been repriced. FIN 44 is effective for the most significant topics discussed beginning July 15, 2000. The impact of the interpretation on the Company's financial position and results of operations is not expected to be material.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. COLLABORATIVE AGREEMENTS

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

          While the Company owns 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.

          For the three and six months ended June 30, 2000, and for the period from inception (November 30, 1999) to June 30, 2000, DDL recognized a net loss of approximately $823,000, $1,236,000 and $16,236,000, respectively. The net loss from inception to June 30, 2000, includes a $15,000,000 payment to Elan for a technology license fee. DepoMed recognized 80.1% of DDL's net loss, or approximately $660,000, $990,000 and $13,005,000 for the three and six months ended June 30, 2000, and for the period from inception to June 30, 2000, respectively. To date, DDL has not recognized any revenue.

8. SHAREHOLDERS' EQUITY

          On January 21, 2000, 717,286 shares of common stock and 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") were issued to Elan Corporation, plc ("Elan") for consideration of $5,000,000 and $12,015,000, respectively. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of DDL, a joint venture with Elan (See Note 5 "Collaborative Agreements").

          The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time after two years, at Elan's option, into the Company's common stock at a price of $12.00 per share. For the quarter ended June 30, 2000, the Company accrued $210,000 as a dividend on the Series A Preferred Stock. To date, the Company has accrued a total of $371,000 related to the dividend on the Series A Preferred Stock.

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

          We also have in development Metformin GR-TM-, a potential once-daily metformin product for the treatment of Type II diabetes. In July 2000, we completed a second Phase I clinical trial of Metformin GR. Both trials showed positive results, and we are planning to initiate a Phase II clinical trial in the third quarter of 2000. We have also developed a reduced irritation aspirin and an enhanced absorption calcium supplement product. These products have been reformulated to incorporate advances in polymer technology and to address potential marketing opportunities. We are currently seeking marketing partners to commercialize these products. In June 2000, we announced the initiation of a collaboration with AVI Biopharma, Inc. ("AVI") to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE antisense agents. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems. We have in development a GR System formulation of an undisclosed antibiotic and an undisclosed cardiovascular drug. The antibiotic product is scheduled to enter Phase I clinical trials in the fourth quarter of 2000. We will ultimately seek marketing partners to commercialize both of these products.

          DepoMed has generated a cumulative net loss of approximately $26,100,000 for the period from inception through June 30, 2000. $13,005,000 of this loss is attributable to our share of the loss in DDL.

          We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2000 and beyond, expenses are expected to increase from their 1999 levels.

RESULTS OF OPERATIONS

  THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

          Revenue for the quarter ended June 30, 2000 was $586,000. There were no revenues in the second quarter of 1999. Revenue for the six-month period ended June 30, 2000 was $962,000, compared to $115,000 in the same period of 1999. The increase in 2000 revenue results from research and development work performed for DDL. In 1999, revenues consisted of amounts earned under the feasibility arrangement with PRI. In the first quarter of 1999, we completed the first phase of research and development under the March 1998 PRI feasibility agreement. The product is currently under review at PRI.

          Research and development expense increased to $1,716,000 and $2,988,000 for the three and six months ended June 30, 2000, respectively, compared to $764,000 and $1,493,000 in the same periods in 1999. These increases were primarily due to expenses for clinical trials with DepoMed proprietary products which began in the third quarter of 1999. Consulting expense also increased in the areas of clinical, regulatory and drug manufacturing as we sought additional expertise to move our proprietary products through the development process. Also contributing to the increase was the hiring of additional employees and related expenses.

          General and administrative expense for the second quarter of 2000 and 1999 was $494,000 and $480,000, respectively. General and administrative expense for the six months ended June 30, 2000 was $997,000 compared to $968,000 in the same period of 1999. In the three- and six-month periods of 2000, increased salaries and travel expense for business development purposes were offset by decreased legal and accounting fees realized as we reduced our reliance on outside professionals for some reporting services. Amortization of leasehold improvements also decreased from 1999 levels but is expected to increase through the year as we complete the build-out of our new facility.

          In the second quarter of 2000, we recognized a net loss of approximately $660,000 as our share in the net loss of our joint venture with Elan. We expect to record additional net losses in DDL in 2000 and net losses totaling approximately $8,000,000 through 2001. DDL recorded research and development expense of approximately $823,000 and no general and administrative expense.

          Elan has made a loan facility available to us for approximately $8,000,000 to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan. There is no amount outstanding on the loan at June 30, 2000; however, $990,000 is available under the facility and we expect to utilize it in the third quarter.

          Net interest income was approximately $105,000 for the three months ended June 30, 2000, compared to approximately $80,000 during the three months ended June 30, 1999. In the six months ended June 30, 2000 and 1999, net interest income was $187,000 and $175,000. The increase was due to higher cash and investment balances as a result of the private placement completed in January 2000. Net interest income also includes immaterial gains realized on the sale of marketable securities.

          In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at Elan's option, into DepoMed's common stock at a price of $12.00 per share. For the quarter ended June 30, 2000, we accrued a dividend on the Series A Preferred Stock of $210,000. To date, we have accrued a total of $371,000 related to the dividend on the Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operations in the six months ended June 30, 2000 was approximately $3,079,000, compared to approximately $1,535,000 for the six months ended June 30, 1999. During the six months ended June 30, 2000, the cash used in operations was due primarily to the net loss. Other increases in our equity in the loss of the joint venture and accounts payable were partially offset by increases in accounts receivable from the joint venture and other assets, including approximately $290,000 as a security deposit for our new facility. In 1999, the cash used in operations was due primarily to the net loss offset by decreases in accounts receivable.

          Cash used in investing activities in the six months ended June 30, 2000 totaled approximately $66,000 and consisted of our investment in our joint venture and purchases of lab equipment, office equipment and leasehold improvements, offset by a net decrease in marketable securities of approximately $530,000. Net cash provided by investing activities in the six months ended June 30, 1999 totaled approximately $436,000 and consisted primarily of a net decrease in marketable securities of approximately $522,000 less purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories. We also expect to spend approximately $700,000 over the next two quarters of 2000 for leasehold improvements at our new facility. We anticipate financing some portion of these improvements.

          Cash provided by financing activities in the six months ended June 30, 2000 was approximately $4,832,000 and consisted primarily of net proceeds of approximately $4,915,000 received in January 2000 from a private placement of 717,286 shares of common stock at a price of $7.00 per share. Cash provided by financing activities in the six months ended June 30, 1999 was approximately $20,000, which consisted primarily of proceeds of $106,000 from the equipment financing credit facility offset by payments on the equipment financing credit facility and on capital lease obligations.

          As of June 30, 2000, we had approximately $5,600,000 in cash, cash equivalents and marketable securities, working capital of $4,600,000 and accumulated losses of $26,100,000. We expect to continue to incur operating losses over the next several years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the next nine months. However, we base this expectation on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

          -    of the DepoMed Systems;

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The company held its annual meeting of shareholders on June 7, 2000 (the "Annual Meeting") to consider and vote on the following proposals: (i) election of directors until the next Annual Meeting (Proposal 1), (ii) amendment of the company's Amended and Restated 1995 Stock Option Plan (the "Plan") to increase the number of shares available for issuance from 1,800,000 to 2,400,000 (Proposal 2) and (iii) ratification of Ernst & Young LLP as the company's independent auditors (Proposal 3).

          PROPOSAL 1 Drs. John W. Shell, John W. Fara, Messrs. John N. Shell and G. Steven Burrill and Dr. W. Leigh Thompson, each of whom was a director of DepoMed prior to the Annual Meeting, were elected as directors of the company to serve until the next annual meeting of the shareholders of DepoMed. Of the 5,884,444 shares voted at the Annual Meeting, 5,859,192 shares were voted for the election of Dr. Shell with 25,252 shares voting against Dr. Shell; 5,863,293 shares were voted for the election of Dr. Fara with 21,151 voting against Dr. Fara; 5,866,443 shares were voted for the election of Messrs. Shell and Burrill with 18,001 voting against Messrs. Shell and Burrill; and 5,866,444 shares were voted for the election of Dr. Thompson with 18,000 shares voting against Dr. Thompson.

          PROPOSAL 2 The shareholders of DepoMed approved Proposal 2 with a vote of 2,847,327 shares voted for, 174,942 shares against, 3,941 abstaining.

          PROPOSAL 3 The shareholders of DepoMed approved Proposal 3 with a vote of 5,880,403 for, 2,450 shares against with 1,591 shares abstaining.


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

Date: August 14, 2000                     DEPOMED, INC.

                                          By /s/ John F. Hamilton
                                          ----------------------------------
                                          John F. Hamilton
                                          Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer and
                                          Principal Accounting
                                          and Financial Officer)