Form 10-Q
period 2000-09-30
DEPOMED INC
filed 2000-11-14
CIK 1005201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              YES [X]      NO [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of October 31, 2000, was 7,189,363.

                                  DEPOMED, INC.



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                                                         PAGE
                                                                                                      ----
     Balance Sheets at September 30, 2000 and December 31, 1999 .................................       3

     Statements of Operations for the three-month and nine-month periods ended
         September 30, 2000 and 1999, and for the period from inception (August 7, 1995)
         to September 30, 2000 ..................................................................       4

     Statements of Cash Flows for the nine-month periods ended September 30,
         2000 and 1999, and for the period from inception (August 7, 1995)
         to September 30, 2000 ..................................................................       5

     Notes to Financial Statements ..............................................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations ..........................................................................      10


                                    PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ........................................................      20

Signature .......................................................................................      21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                              DEPOMED, INC.
                                      (A DEVELOPMENT STAGE COMPANY)

                                              BALANCE SHEETS

                                                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                ------------------    ------------------
                                                                                   (UNAUDITED)           (SEE NOTE 1)
ASSETS
 Current assets:
      Cash and cash equivalents .............................................   $        2,976,761    $          934,317
      Marketable securities .................................................            1,500,540             3,532,065
      Receivable for capital stock ..........................................                 --              17,015,000
      Accounts receivable ...................................................               21,775                  --
      Receivable from joint venture .........................................              360,151                  --
      Prepaid and other current assets.......................................               57,747               169,385
                                                                                ------------------    ------------------
              Total current assets ..........................................            4,916,974            21,650,767

Property and equipment, net .................................................              984,666               779,631
Other assets ................................................................              293,756                 4,467
                                                                                ------------------    ------------------
                                                                                $        6,195,396    $       22,434,865
                                                                                ==================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ......................................................   $          631,389    $          219,675
      Accrued compensation ..................................................              249,815               275,047
      Other accrued liabilities .............................................              146,917               131,889
      Payable to joint venture ..............................................              513,293            12,015,000
      Capital lease obligation, current portion .............................               35,743                41,131
      Long-term debt, current portion .......................................              134,958               123,042
                                                                                ------------------    ------------------
              Total current liabilities .....................................            1,712,115            12,805,784

Capital lease obligation, non-current portion ...............................               26,736                53,952
Long-term debt, non-current portion .........................................              253,887               356,649
Promissory note from related party, non-current portion .....................              993,668                  --

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated,
          12,015 and no shares issued and outstanding
          at September 30, 2000 and December 31, 1999, respectively .........           12,603,000                  --
      Common stock, no par value, 25,000,000 shares authorized;
          7,189,363 and 6,475,077 shares issued and outstanding
          at September 30, 2000 and December 31, 1999, respectively .........           19,780,864            14,797,072
      Capital stock issuable ................................................                 --              17,015,000
      Deferred compensation .................................................              (80,512)             (282,184)
      Deficit accumulated during the development stage ......................          (29,091,954)          (22,298,416)
      Accumulated other comprehensive loss ..................................               (2,408)              (12,992)
                                                                                ------------------    ------------------
              Total shareholders' equity ....................................            3,208,990             9,218,480
                                                                                ------------------    ------------------
                                                                                $        6,195,396    $       22,434,865
                                                                                ==================    ==================


                 See accompanying notes to Financial Statements.

                                              DEPOMED, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                                                                     PERIOD FROM
                                                                                                                      INCEPTION
                                                                                                                  (AUGUST 7, 1995)
                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,         TO
                                           ----------------------------------  ---------------------------------     SEPTEMBER 30,
                                               2000            1999               2000              1999                2000
                                           ------------    ------------        ------------    ------------         ------------
Revenue:
Collaborative agreements ...............   $     21,775            --                21,775    $    115,327         $  1,823,087
Contract revenue from joint venture ....        360,151            --             1,322,131            --              1,322,131
                                           ------------    ------------        ------------    ------------         ------------

Total revenue ..........................        381,926            --             1,343,906         115,327            3,145,218

Operating expenses:
      Research and development .........      1,830,000       1,094,665           4,818,377       2,587,746           11,996,992
      General and administrative .......        437,829         430,393           1,434,905       1,398,365            6,781,851
      Purchase of in-process
         research and development ......           --                --                  --              --              298,154
                                           ------------    ------------        ------------    ------------         ------------
Total operating expenses ...............      2,267,829       1,525,058           6,253,282       3,986,111           19,076,997
                                           ------------    ------------        ------------    ------------         ------------
Loss from operations ...................     (1,885,903)     (1,525,058)         (4,909,376)     (3,870,784)         (15,931,779)

Other income (expenses):
Equity in loss from joint venture ......       (513,293)           --            (1,503,299)            --          (13,518,299)
Interest income, net ...................         20,324          66,362             207,137         241,043             946,124
                                           ------------    ------------        ------------    ------------         ------------

Total other income (expenses) ..........       (492,969)         66,362          (1,296,162)        241,043          (12,572,175)
                                           ------------    ------------        ------------    ------------         ------------

Net loss ...............................     (2,378,872)     (1,458,696)         (6,205,538)     (3,629,741)         (28,503,954)

Accretion of dividend on
      preferred stock ..................       (217,000)           --              (588,000)            --              (588,000)
                                           ------------    ------------        ------------    ------------         ------------

Net loss applicable to common
      shareholders .....................   $ (2,595,872)   $ (1,458,696)       $ (6,793,538)   $ (3,629,741)        $(29,091,954)
                                           ============    ============        ============    ============         ============

Basic and diluted net loss per
      common share .....................   $      (0.36)   $      (0.23)       $      (0.95)   $      (0.56)
                                           ============    ============        ============    ============

Shares used in computing basic and
      diluted net loss per
      common share .....................      7,189,363       6,475,077           7,137,225       6,474,357
                                           ============    ============        ============    ============


                             See accompanying notes to Financial Statements.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                 PERIOD FROM
                                                                           NINE MONTHS ENDED SEPTEMBER 30,        INCEPTION
                                                                          --------------------------------   (AUGUST 7, 1995) TO
                                                                              2000              1999         SEPTEMBER 30, 2000
                                                                          -------------    --------------    ------------------
OPERATING ACTIVITIES
Net loss ..............................................................   $  (6,205,538)   $   (3,629,741)   $      (28,503,954)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Equity in loss of joint venture ...................................       1,503,299              --              13,518,299
    Depreciation and amortization .....................................         267,254           306,772               981,580
    Accrued interest expense on notes .................................           3,662              --                  17,280
    Amortization of deferred compensation .............................         201,672           204,498               866,738
    Value of stock options issued for services ........................          68,608              --                  94,658
    Purchase of in-process research and development ...................            --                --                 298,154
    Changes in assets and liabilities:
        Accounts receivable ...........................................         (21,775)          306,148               (21,775)
        Accounts receivable from joint venture ........................        (360,151)             --                (360,151)
        Other current assets ..........................................         111,638             2,002               (57,747)
        Other assets ..................................................        (289,289)           54,698              (293,914)
        Accounts payable and other accrued liabilities ................         426,742           197,500               778,306
        Accrued compensation ..........................................         (25,232)           51,195               182,339
                                                                          -------------    --------------    ------------------
             Net cash used in operating activities ....................      (4,319,110)       (2,506,928)          (12,500,187)
                                                                          -------------    --------------    ------------------

INVESTING ACTIVITIES
Investment in joint venture ...........................................        (990,006)             --                (990,006)
Expenditures for property and equipment ...............................        (466,170)          (95,749)           (1,596,011)
Purchases of marketable securities ....................................      (1,487,620)       (1,576,830)           (8,455,459)
Maturities of marketable securities ...................................       3,523,610         2,098,823             6,890,572
                                                                          -------------    --------------    ------------------
             Net cash provided by (used in) investing activities ......         579,814           426,244            (4,150,904)
                                                                          -------------    --------------    ------------------

FINANCING ACTIVITIES
Payments on capital lease obligations .................................         (32,604)          (43,608)             (245,717)
Proceeds on equipment loan ............................................            --             105,734               599,867
Payments on equipment loan ............................................         (90,846)          (91,713)             (211,022)
Proceeds from issuance of notes .......................................         990,006              --               2,040,006
Payments on notes .....................................................            --                --              (1,000,000)
Payments on shareholder loans .........................................            --                --                (294,238)
Proceeds on issuance of common stock ..................................       4,915,184             4,998            18,738,956
                                                                          -------------    --------------    ------------------
             Net cash provided by (used in) financing activities ......       5,781,740           (24,589)           19,627,852
                                                                          -------------    --------------    ------------------

Net increase (decrease) in cash and cash equivalents ..................       2,042,444        (2,105,273)            2,976,761
Cash and cash equivalents at beginning of period ......................         934,317         4,058,716                  --
                                                                          -------------    --------------    ------------------
Cash and cash equivalents at end of period ............................   $   2,976,761    $    1,953,443    $        2,976,761
                                                                          =============    ==============    ==================

Supplemental schedule of noncash investing
 and financing activities:
  Preferred stock issuance in exchange for
  interest in joint venture ...........................................   $  12,015,000    $         --      $       12,015,000
                                                                          =============    ==============    ==================
  Payable to joint venture ............................................   $     513,293    $         --      $       12,528,293
                                                                          =============    ==============    ==================

                 See accompanying notes to Financial Statements.

                                              DEPOMED, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or future operating periods.

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

     As of September 30, 2000 the Company had approximately $4,500,000 in cash, cash equivalents and marketable securities, working capital of $3,200,000 and accumulated losses of $28,504,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through the first quarter of 2001. On November 2, 2000 the Company signed a private placement financing agreement that will provide the Company will proceeds of $5,000,000. The Company expects the additional funds to extend operations through the end of 2001 (See Note 9 "Subsequent Events").

2.   REVENUE RECOGNITION

     Revenue related to collaborative research agreements with corporate partners and our joint venture is recognized as the expenses are incurred for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with the work on each specific contract. Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement.

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

4.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

5.   COMPREHENSIVE LOSS

     Total comprehensive loss for the three and nine months ended September 30, 2000 and 1999, approximates net loss and includes unrealized gains and losses on marketable securities.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will adopt SAB 101, as required, in the fourth quarter of 2000. The impact of the bulletin on the Company's financial position and results of operations is not expected to be material.

     On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 ("APB 25"). The most significant topics discussed in FIN 44 are the clarification of the definition of employee for purposes of applying APB 25 and the accounting for stock options that have been repriced. FIN 44 is effective for the most significant topics discussed beginning July 15, 2000. The impact of the adoption of FIN 44 on the Company's financial position and results of operations was not material.

     In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SAFS 133"), also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS
133. SFAS 133, as amended, requires that all derivative instruments be recorded

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


6.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

on the balance sheet at their fair value. Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. The Company must adopt SFAS 133, as amended, on January 1, 2001. Management does not currently expect that adoption of SFAS 133, as amended, will have a material impact on the Company's financial position or results of operations.

7.   COLLABORATIVE AGREEMENTS

     In November 1999, the Company entered into a joint venture agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL funds its research through capital contributions from its partners based on the partners' ownership percentage. DDL subcontracts research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000.

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

     For the three and nine months ended September 30, 2000, and for the period from inception (November 30, 1999) to September 30, 2000, DDL recognized a net loss of approximately $614,000, $1,877,000 and $16,877,000, respectively. The net loss from inception to September 30, 2000 includes a $15,000,000 payment to Elan for a technology license fee. DepoMed recognized 80.1% of the DDL net loss, or approximately $513,000, $1,503,000 and $13,518,000 for the three and nine months ended September 30, 2000, and for the period from inception to September 30, 2000, respectively. To date, DDL has not recognized any revenue.

     Elan has made a loan facility available to the Company for approximately $8,000,000 to support the Company's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by the Company to Elan. Funds issued under the terms of the note accrue interest at a rate of 9% per annum and compound semi-annually. Elan has the right, at any time, to convert all or any principal and interest amounts into DepoMed common stock at a price of $10.00 per share. During the third quarter of 2000, the Company utilized approximately $990,000 of the loan facility. At September 30, 2000, the Company accrued approximately $4,000 related to interest on the loan facility.

                                  DEPOMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


8.   SHAREHOLDERS' EQUITY

     On January 21, 2000, 717,286 shares of common stock and 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") were issued to Elan Corporation, plc ("Elan") for consideration of $5,000,000 and $12,015,000, respectively. Proceeds from the sale of the Series A Preferred Stock were used to fund the Company's 80.1% share of DDL, a joint venture with Elan (See Note 7 "Collaborative Agreements").

     The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after January 2002, at Elan's option, into the Company's common stock at a price of $12.00 per share. For the quarter ended September 30, 2000, the Company accrued $217,000 as a dividend on the Series A Preferred Stock. To date, the Company has accrued a total of $588,000 related to the dividend on the Series A Preferred Stock.

9.   SUBSEQUENT EVENTS

     On November 2, 2000, the Company signed a Subscription Agreement for a private placement of 1,428,571 shares of common stock at a price of $3.50 per share. The agreement also includes 357,142 redeemable warrants. Each warrant allows the purchase of one share of the Company's common stock at an exercise price of $5.50 per share. The warrants are exercisable over a four-year period ending November 2004. Proceeds of $5,000,000 are to be received by November 16, 2000.

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

     Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients, including R.W. Johnson Pharmaceutical Research Institute ("PRI"). To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.

     In November 1999, we entered into a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL funds its research through capital contributions from its partners based on the partners' ownership percentage. DDL subcontracts research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000.

     We also have in development Metformin GR-TM-, a potential once-daily metformin product for the treatment of Type II diabetes. In July 2000, we completed a second Phase I clinical trial of Metformin GR. Both trials showed positive results, and in the third quarter of 2000 we initiated a Phase II clinical trial. In June 2000, we announced the initiation of a collaboration with AVI Biopharma, Inc. ("AVI") to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE antisense agents. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems. We have in development a GR System formulation of an undisclosed antibiotic and an undisclosed cardiovascular drug. The antibiotic product is scheduled to enter Phase I clinical trials in the fourth quarter of 2000. We will ultimately seek marketing partners to commercialize both of these products.

     DepoMed has generated a cumulative net loss of approximately $28,504,000 for the period from inception through September 30, 2000. $13,518,000 of this loss is attributable to our share of the loss in DDL.

     We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2001 and beyond, expenses are expected to increase from their 2000 levels.

RESULTS OF OPERATIONS

 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenue for the quarter ended September 30, 2000 was $382,000. There were no revenues in the third quarter of 1999. Revenue for the nine-month period ended September 30, 2000 was $1,344,000, compared to $115,000 in the same period of 1999. The increase in 2000 revenue results primarily from research and development work performed for DDL. In 1999, revenues consisted of amounts earned under the feasibility arrangement with PRI. In the first quarter of 1999, we completed the first phase of research and development under the March 1998 feasibility agreement with PRI. PRI has requested no further development work on our part and we do not expect to receive any additional revenue from this agreement.

     Research and development expense increased to $1,830,000 and $4,818,000 for the three and nine months ended September 30, 2000, respectively, compared to $1,095,000 and $2,588,000 in the same periods in 1999. These increases were primarily due to expenses for clinical trials with DepoMed proprietary products which began in the third quarter of 1999. Consulting expense also increased in the areas of clinical, regulatory and contract drug manufacturing as we sought additional expertise to move our proprietary products through the development process. Also contributing to the increase was the hiring of additional employees and related expenses.

     General and administrative expense for the third quarter of 2000 and 1999 was $438,000 and $430,000, respectively. General and administrative expense for the nine months ended September 30, 2000 was $1,435,000 compared to $1,398,000 in the same period of 1999. In the three- and nine-month periods of 2000, increased salaries and travel expense for business development purposes were offset by decreased legal and accounting fees realized as we reduced our reliance on outside professionals for some reporting services. Amortization of leasehold improvements also decreased from 1999 levels but is expected to increase through the year as we complete the build-out of our new facility.

     In the third quarter of 2000, we recognized a net loss of approximately $513,000 as our share in the net loss of our joint venture with Elan. We expect to record additional net losses in DDL in 2000 and 2001. DDL recorded research and development expense of approximately $641,000 and no general and administrative expense in the third quarter of 2000.

     Elan has made a loan facility available to us for approximately $8,000,000 to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan. Funds issued under the terms of the note accrue interest at a rate of 9% per annum and compound semi-annually. Elan has the right, at any time, to convert all or any principal and interest amounts into DepoMed common stock at a price of $10.00 per share. There was approximately $990,000 outstanding on the loan at September 30, 2000. At the end of the third quarter, we accrued approximately $4,000 related to interest on the loan facility.

     Net interest income was approximately $20,000 for the three months ended September 30, 2000, compared to approximately $66,000 during the three months ended September 30, 1999. In the nine months ended September 30, 2000 and 1999, net interest income was $207,000 and $241,000. The decrease was due to lower cash and investment balances. Net interest income also includes immaterial gains realized on the sale of marketable securities.

     In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after January 2002, at Elan's option, into DepoMed's common stock at a price of $12.00 per share. For the quarter ended September 30, 2000, we accrued a dividend on the Series A Preferred Stock of $217,000. To date, we have accrued a total of $588,000 related to the dividend on the Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the nine months ended September 30, 2000 was approximately $4,319,000, compared to approximately $2,507,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the cash used in operations was due primarily to the net loss and our equity in the loss of the joint venture. Increases in accounts payable were offset by increases in accounts receivable from the joint venture and other assets, including approximately $290,000 as a security deposit for our new facility. In 1999, the cash used in operations was due primarily to the net loss offset by the decrease in accounts receivable and the increase in accounts payable during the period.

     Cash used in investing activities in the nine months ended September 30, 2000 totaled approximately $580,000 and consisted of our investment in our joint venture and purchases of lab equipment, office equipment and leasehold improvements, offset by a net decrease in marketable securities of approximately $2,035,000. Net cash provided by investing activities in the nine months ended September 30, 1999 totaled approximately $426,000 and consisted of a net decrease of approximately $522,000 of marketable securities offset by purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories. We also expect to spend approximately $700,000 over the next two quarters for leasehold improvements at our new facility. We anticipate financing some portion of these improvements.

     Cash provided by financing activities in the nine months ended September 30, 2000 was approximately $5,782,000 and consisted primarily of net proceeds of approximately $4,915,000 received in January 2000 from a private placement of 717,286 shares of common stock at a price of $7.00 per share. Cash provided by financing activities in the nine months ended September 30, 1999 was approximately $25,000, which consisted primarily of proceeds of $106,000 from the equipment financing credit facility offset by payments on the equipment financing credit facility and on capital lease obligations.

     As of September 30, 2000, we had approximately $4,500,000 in cash, cash equivalents and marketable securities, working capital of $3,200,000 and accumulated losses of $28,500,000. On November 2, 2000 we signed an agreement to sell a combination of common stock and warrants in a private placement that will provide DepoMed with $5,000,000 (See Note 9 "Subsequent Events"). Funds from this agreement will be received by November 16, 2000.

     We expect to continue to incur operating losses over the next several years. Based on currently budgeted spending levels, we anticipate that our capital resources as of September 30, 2000 will permit us to meet our capital and operational requirements through the first quarter of 2001. The funds from the private placement signed November 2, 2000 will allow us to extend operations at least through the end of 2001. By reducing spending rates, if required, these resources could be further extended. We are currently negotiating with several pharmaceutical companies to license the Metformin GR product on terms which could provide significant additional funding to the company.

     We base our expectations on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

     Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available the company may have to:

     -    curtail operations significantly; or

     - obtain funds through entering into collaborative agreements on unattractive terms.

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

DEPENDENCE ON ELAN AND NEED FOR ADDITIONAL COLLABORATIVE PARTNERS

     We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, most of our revenues are derived from our joint venture with Elan. If our joint venture with Elan is terminated or fails to produce desired results, our revenues and results of operations will suffer.

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

     For example, in the first quarter of 1999, we completed the first phase of research and development under the March 1998 feasibility agreement with PRI. We have not had any significant communication with PRI regarding their plans for the product since the first quarter of 1999. In light of this, we no longer expect to continue research and development work on the project even though the project has not been canceled. There can be no assurance that a collaborative partner's product development decisions will favor the DepoMed Systems or that their timelines will be aligned with our own business strategies.

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

PATENTS AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold four issued United States patents and four United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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


Date: November 14, 2000                   DEPOMED, INC.



                                          By /s/ John F. Hamilton
                                          ------------------------------
                                          John F. Hamilton
                                          Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer and
                                          Principal Accounting
                                          and Financial Officer)