Form 10-K
period 2000-12-31
DEPOMED INC
filed 2001-04-02
CIK 1005201

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 2000

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:____________________ to
______________________

                        Commission File Number: 000-23267

                                  DEPOMED, INC.
                 (Name of Small Business Issuer in its Charter)

         California                                      94-3229046
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

1360 O'Brien Drive, Menlo Park, California                   94025
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (650) 462-5900

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class            Name of Each Exchange on Which Registered
    -------------------           -----------------------------------------
 Common Stock, no par value                American Stock Exchange
 Common Stock Purchase                     American Stock Exchange
 Warrants, no par value

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The issuer's revenues for its most recent fiscal year were $1,776,218.

      The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2001, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $28,200,000.

        The number of outstanding shares of the registrant's Common Stock on March 16, 2001 was 8,617,913.

                       Documents Incorporated by Reference

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2001 and to be used in connection with the Annual Meeting of Shareholders expected to be held June 5, 2001 are incorporated by reference in Part III of this Form 10-K.

                                 DEPOMED, INC.

                              2000 FORM 10-K REPORT

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I ..................................................................................................     1

       Item 1.  BUSINESS..................................................................................    1
       Item 2.  PROPERTIES................................................................................    9
       Item 3.  LEGAL PROCEEDINGS.........................................................................    9
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    9

PART II ..................................................................................................   10

       Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                MATTERS...................................................................................   10
       Item 6.  SELECTED FINANCIAL DATA...................................................................   11
       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.....................................................................   11
       Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................   19
       Item 8.  FINANCIAL STATEMENTS......................................................................   20
       Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE......................................................................   20

PART III .................................................................................................   20

       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................   20
       Item 11. EXECUTIVE COMPENSATION....................................................................   20
       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................   20
       Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................   20

PART IV ..................................................................................................   20

       Item 14. EXHIBITS AND REPORTS ON FORM 8-K..........................................................   20

      The statements in this Annual Report on Form 10-K and other statements made by DepoMed, Inc., a California corporation, from time-to-time that are not historical are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      In this Annual Report on Form 10-K, the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

      We intend to develop products utilizing the DepoMed Systems in collaboration with pharmaceutical and biotechnology companies from which we expect to receive license fees, research and development funding, milestone payments and royalties. We also intend to develop, either independently or jointly, proprietary products utilizing certain off-patent and over-the-counter
(OTC) drugs in the DepoMed Systems.

      Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.

      In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both Elan and DepoMed. This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL funds its research through capital contributions from its partners based on the partners' ownership percentage. DDL subcontracts research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000.

      We have also independently developed a potential once-daily metformin product for Type II diabetes, Metformin GR(TM), and we are currently completing a Phase II human clinical trial with Metformin GR. Also, we have completed a Phase I human clinical trial with a once-daily formulation of ciprofloxacin and are designing the Phase II trial. We are currently seeking marketing partners to commercialize these products and we are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems.

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

      The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the pace of invention of new drug delivery systems and the development and maturation of the drug delivery industry. Today medication can be delivered to a patient through many different delivery systems, including transdermal, injection, implant and oral methods. However, these delivery methods continue to have certain limitations. Transdermal patches are often inconvenient to apply, can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. In most cases both injections and implants must be administered in a hospital or physician's office and, accordingly, are frequently not suitable for home use. Oral administration remains the preferred method of administering medication. However, conventional oral drug administration also has limitations. Because capsules and tablets have limited effectiveness in providing controlled drug delivery, they frequently result in drug release that is initially too rapid, causing incomplete absorption of the drug, irritation to the GI tract and other side effects. In addition, they lack the ability to provide localized therapy. The company believes that the need for frequent dosing of many drugs administered by capsules and tablets also can impede patient compliance with the prescribed regimen.

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

      The DepoMed Systems are designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. The company believes that the DepoMed Systems can provide one or more of the following advantages over conventional methods of drug administration:

o Enhanced Safety and Efficacy through Controlled Delivery. We believe that the DepoMed Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time and then the concentration drops below effective levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

o Greater Patient and Caregiver Convenience. We believe that the DepoMed Systems may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance to dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

o Expansion of Types of Drugs Capable of Oral Delivery. Some drugs, including certain proteins and peptides, because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe that the DepoMed Systems may be able to make the oral delivery of some of these drugs therapeutically effective.

o Proprietary Reformulation of Generic Products. We believe that the DepoMed Systems may offer the potential to produce improved formulations of off-patent drugs. These proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

The Gastric Retention System

      The GR System consists of a proprietary formulation of a drug-containing polymer matrix which can be manufactured as tablets or multiple spherical units. If taken with a meal, these polymeric tablets or units remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System's design is based in part on principles of human gastric emptying and GI transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger nondigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed, if the stomach and/or upper small intestine are the sites of absorption. The drug-containing polymeric tablets or units of the GR System are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets or units attain a size after ingestion sufficient to be retained in the stomach for multiple hours while delivering the drug content at a controlled rate.

      We have demonstrated multi-hour gastric retention in humans who have been given the GR System with food. In addition, we are currently developing an enhanced version of the GR System designed to be retained in the stomach without the ingestion of food. This process is expected to allow for treatment regimens unrelated to meal times, as well as for retention that is more prolonged and with minimum patient-to-patient variation in retention time. We believe that this feature will make medical treatment less disruptive to a patient's normal schedule.

      The expected advantages of the GR System over conventional oral drug delivery systems include the following:

      More Efficient GI Drug Absorption. We believe that the GR System can be used for improved oral administration of drugs that are inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the GR System is designed to be retained in the stomach, allowing for constant multi-hour flow of drugs to certain areas of the GI tract. Accordingly, for such drugs, we believe that the GR System offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the GR System dissolves at the end of its useful life and is passed through the GI tract and eliminated.

      Gastric Delivery for Local Therapy and Absorption. We believe that the GR System can be used to deliver drugs which can efficiently eradicate GI-dwelling microorganisms, such as H. pylori, the bacterium which is a cause of ulcers.

      We are developing metformin and ciprofloxacin products which utilize the GR System, both of which are currently in human clinical trials. We believe that the GR System will provide for the more efficient delivery and absorption of these drugs by retaining them in the stomach and upper small intestine for an extended period of time. We are currently seeking marketing partners to commercialize these products.

      We believe that a possible future application of the GR System is the incorporation of a nonsystemic antacid into the GR System that would be designed to provide both immediate and sustained local action. Although many currently used antacid products are nonsystemic, their duration time is short. Accordingly, individuals who need through-the-night protection from excess stomach acid must resort to systemic antacids, such as Zantac(R) or Tagamet(R), which have a longer onset of action.

      Rational Drug Combinations. We believe that the GR System may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By appropriately incorporating different drugs into a GR System we believe that we can provide for the release of each incorporated drug continuously at a rate and duration
(dose) appropriately adjusted for the specific biological half-lives of the drugs. The company believes that future rational drug combination products using the GR System have the potential to simplify drug administration, increase patient compliance, and reduce medical costs.

      Potential for Oral Delivery of Peptides and Proteins. Based on laboratory studies conducted by the company, the GR System is expected to protect drugs from enzymes and acidity effects prior to their delivery in the stomach. This feature coupled with gastric retention could allow for continuous delivery of peptides and proteins (i.e., labile drugs) into the upper portion of the small intestine, the most likely site of possible absorption for many such drugs. We believe that this mechanism will allow effective oral delivery of some drugs that currently require administration by injection. In addition, we believe that the GR System can be formulated to provide for continuous, controlled delivery of insoluble or particulate matter, including protein or antigen-laden vesicles, such as liposomes, and microspheres or nanoparticles. We are collaborating with AVI BioPharma, Inc. on a project to develop the GR System for the delivery of large molecules.

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

      We have developed an aspirin product that utilizes the RI System and is designed to reduce the GI irritation which is common when aspirin is administered in conventional tablet or capsule form. Although no partner has as yet been identified to undertake the expense of advancing the product through human clinical trials and the regulatory process, the aspirin product has demonstrated "proof of principal" for reduced irritation. In addition to the reduced irritation aspirin that the company has developed, the company believes that other GI irritating compounds such as potassium chloride and the bisphosphonates used in treatment of osteoporosis may benefit from the RI System.

Product Development Initiatives

The following table summarizes DepoMed's principal product development initiatives:

    DEPOMED                                                                POTENTIAL              DEVELOPMENT
    SYSTEM           PROGRAM                     PARTNER                   INDICATIONS            STATUS
----------------  --------------------------  ------------------------   -------------------   -----------------------

      GR          Metformin GR                In-house                   Type II diabetes      Phase II clinical
                                                                                               trial underway

      GR          Ciprofloxacin GR            In-house                   Various infections    Phase I clinical trial
                                                                                               completed

      GR          Undisclosed compound        In-house                   Cardiovascular        Formulation and
                                                                         antihypertensive      scale-up

      GR          Generic compound (1)        Elan Corporation, plc      Confidential (2)      Phase I clinical trial
                                                                                               underway

      GR          Undisclosed NEUGENE         AVI BioPharma, Inc.        Confidential (3)      Preclinical testing
                  antisense compound                                                           underway

      (4)         Undisclosed (4)             Undisclosed NYSE           Undisclosed (4)       Undisclosed (4)
                                              pharmaceutical co. (4)

---------------

(1)   Undisclosed.
(2) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc. See "Collaborative Relationships."
(3) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc. See "Collaborative Relationships."
(4) Neither the drug, the indication nor the delivery technology may be disclosed pursuant to the terms of the agreement between the company and the undisclosed NYSE traded pharmaceutical company.

Collaborative Relationships

      Elan Corporation, plc. In November 1999, we signed a legally binding letter agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to form a joint venture to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL subcontracts research and development efforts to DepoMed, Elan and others.

      AVI BioPharma, Inc. In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE antisense agents. The purpose of the collaboration is to study the feasibility of oral drug formulations based on DepoMed's GR controlled release system that will deliver an antisense agent into the upper gastrointestinal tract. We have developed candidate dosage forms incorporating one of AVI's antisense agents and preclinical testing is underway.

Competition

      Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, Elan Corporation plc, SkyePharma plc, Biovail Corporation International and Andrx Corporation, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has a patented technology with attributes different from those of DepoMed's, and in some cases with different sites of delivery to the GI tract. We believe that we are the only drug delivery company that is currently developing products for oral drug delivery systems for enhanced retention in the stomach of an orally administered tablet.

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

Patents and Proprietary Rights

      Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold three issued United States patents and six United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

      With respect to already issued patents and any patents which may issue from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies. The United States maintains patent applications in secrecy until a patent issues. As a result, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or permit the competitors to compete without infringing our patent rights. In addition, there can be no assurance that:

      o any patents issued to the company will not be challenged, invalidated or circumvented; or
      o the rights granted under the patents issued to the company will provide proprietary protection or commercial advantage to the company.

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

      Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others' patents. We are not aware of any claim of patent infringement against us. However, if claims concerning patents and proprietary technologies arise and are determined adversely to the company, the claims could have a material adverse effect on the company. Extensive litigation regarding patent and other intellectual property rights is common in the pharmaceutical industry. We may need to engage in litigation to enforce any patents issued or licensed to the company or to determine the scope and validity of third-party proprietary rights. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to the company, the diversion of our financial and managerial resources to such litigation could have a material adverse effect on the company. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses (which may not be available on commercially reasonable terms, or at all) or subject us to significant liabilities to third parties. These events could have a material adverse effect on the company.

Manufacturing, Marketing and Sales

      We do not have and do not intend to establish in the foreseeable future internal commercial scale manufacturing, marketing or sales capabilities. Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture products using the DepoMed Systems. Our dependence on third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to develop and deliver such products on a timely and competitive basis. There may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of products using the DepoMed Systems. In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the DepoMed Systems. We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties. Failure to do so would have a material adverse effect on the company.

      Applicable current Good Manufacturing Practices (cGMP) requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the DepoMed Systems. We will depend on the manufacturers of products using the DepoMed Systems to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the DepoMed Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale. This could have a material adverse effect on the company.

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

      In the United States, the Food and Drug Administration (FDA) rigorously regulates pharmaceutical products, including any drugs using the DepoMed Systems. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

        We often must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. We then submit the results of these studies to the FDA as part of an Investigational New Drug application (IND), which must become effective before beginning clinical testing in humans.

      Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

      o In Phase I, we conduct clinical trials with a small number of subjects to determine a drug's early safety profile and its pharmacokinetic pattern.

      o In Phase II, we conduct clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

      o In Phase III, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization.

      The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to patients.

      The results of the preclinical and clinical testing are submitted to the FDA in the form of a new drug application (NDA) for approval prior to commercialization. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the DepoMed Systems would have a material adverse effect on the company.

      Various FDA regulations apply to over-the-counter products that comply with monographs issued by the FDA. These regulations include:

      o     cGMP requirements;
      o general and specific over-the-counter labeling requirements (including warning statements);
      o     advertising restrictions; and
      o requirements regarding the safety and suitability of inactive ingredients.

      In addition, the FDA may inspect over-the-counter products and manufacturing facilities. A failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties. If an over-the-counter product differs from the terms of a monograph, it will, in most cases, require FDA approval of an NDA for the product to be marketed.

      Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances the company or its collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union (EU) approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements. Many of these procedures and requirements are time-consuming and expensive. Some EU countries require price approval as part of the regulatory process. These constraints can cause substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not meaningfully indicate that another country will approve the product.

Product Liability

      Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Any such claims could have a material adverse effect on the company. Although we have obtained product liability insurance for clinical trials currently underway, there can be no assurance that:

      o we will be able to obtain product liability insurance for future trials;
      o we will be able to maintain product liability insurance on acceptable terms;
      o we will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or
      o any insurance will provide adequate protection against potential liabilities.

Employees

      As of December 31, 2000, we had twenty-seven full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

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

Item 2. Properties

      In February 2000, we entered into a five-year non-cancelable lease of approximately 21,000 square feet of laboratory and office facilities in Menlo Park, California. The lease includes an option to renew for one additional term of five years. We expect that this facility will accommodate our growth for at least two years.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers

      The executive officers of the company and their ages as of December 31, 2000 are as follows:

                 Name                       Age                               Position
--------------------------------------    -------    ---------------------------------------------------------
John W. Fara, Ph.D....................      58         Chairman, President and Chief Executive Officer
Bret Berner, Ph.D.....................      48         Vice President, Product Development
John F. Hamilton......................      56         Vice President, Finance and Chief Financial Officer
John N. Shell.........................      47         Vice President, Operations and Director

      John W. Fara, Ph.D., has served as a director of the company since November 1995 and as its President and Chief Executive Officer since December 1996. In April 2000, he became Chairman of the Board of Directors of the company succeeding Dr. John W. Shell, the founder of the company. From February 1990 to June 1996 Dr. Fara was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to February 1990 he was President of Prototek, Inc., a biotechnology company. Prior to Prototek, he was Director of Biomedical Research and then Vice President of Business Development during ten years with ALZA. Dr. Fara received a B.S. from the University of Wisconsin and a Ph.D. from University of California, Los Angeles.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The company's common stock commenced trading on the Nasdaq SmallCap under the symbol "DPMD" on December 1, 1997. On November 9, 1998 the company's common stock ceased trading on the Nasdaq and began trading on the American Stock Exchange (AMEX) under the symbol "DMI". The following table sets forth the high and low closing prices of the company's common stock as reported by the AMEX from January 1, 1999:

                                  2000                      1999
                          ----------------------    ---------------------
                            High          Low         High         Low
                          ----------    --------    ----------   --------
   First Quarter........    $9.63        $4.13       $12.25       $7.75
   Second Quarter.......    $5.13        $2.38       $14.38       $2.81
   Third Quarter........    $4.63        $2.38        $3.94       $1.94
   Fourth Quarter.......    $5.63        $2.25        $7.38       $2.50

      The company's warrants commenced trading under the symbol "DPMDW" on the Nasdaq SmallCap on December 1, 1997. On November 9, 1998 the Warrants ceased trading on the Nasdaq and began trading on the AMEX under the symbol "DMI/WS". The following table sets forth the high and low closing prices of the warrants, as reported by the AMEX from January 1, 1999:

                                  2000                      1999
                          ----------------------    ---------------------
                            High          Low         High         Low
                          ----------    --------    ----------   --------
   First Quarter........    $3.63        $1.13        $7.00       $3.25
   Second Quarter.......    $1.75        $0.88        $8.88       $0.75
   Third Quarter........    $1.06        $0.50        $2.25       $0.63
   Fourth Quarter.......    $1.63        $0.50        $2.63       $0.63

      As of March 16, 2001, the numbers of holders of record of the common stock and the warrants were 33 and 8, respectively, and there were approximately 3,000 beneficial shareholders.

      We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends for the foreseeable future. Further, our equipment financing credit facility precludes us from declaring or paying dividends on our common stock.

Recent Sales of Unregistered Securities

      In January 2000, we sold 714,286 shares of our common stock to Elan Corporation, plc at an aggregate offering price of $5,000,000. In November 2000, we sold to accredited investors, 1,428,550 shares of common stock and redeemable warrants to purchase 357,100 shares of common stock for an aggregate offering price of $5,000,000. The warrants were issued with an exercise price of $5.50 and are exercisable between November 15, 2000 and November 14, 2004. These transactions did not involve public offerings and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933. We filed a registration statement on Form S-3 in January 2001 covering the resale of shares sold in the November 2000 private placement and the shares issuable upon exercise of the warrants.

Item 6.  Selected Financial Data

                                                                             Year Ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                       2000             1999 (2)         1998            1997 (1)          1996 (1)
                                                  -------------     ------------      ------------    ------------     -------------
Results of Operations
    Revenue ................................       $  1,776,218     $    115,327      $    763,138    $    604,876     $    317,971
    Operating expenses .....................          9,514,415        5,605,792         4,028,441       1,813,183          784,172
    Loss from operations ...................         (9,702,870)     (17,208,800)       (2,779,723)     (1,236,452)        (466,201)
    Equity in loss of joint venture ........         (2,187,627      (12,015,000)               --              --               --
    Net loss ...............................         (9,702,870)     (17,208,800)       (2,779,723)     (1,236,452)        (472,773)
    Loss applicable to common stock ........        (10,509,870)     (17,208,800)       (2,779,723)     (1,236,452)        (472,773)
    Basic  and  diluted  net  loss per share              (1.43)           (2.66)            (0.44)          (0.28)           (0.12)
    Shares used in computing basic
       and diluted net loss per share.......          7,329,876        6,474,538         6,318,233       4,439,534        4,101,536

Financial Condition
    Cash, cash equivalents and
       securities available-for-sale .......       $  6,498,879     $  4,466,382      $  8,689,434    $  4,129,545     $     10,802
    Total assets ...........................          8,732,538       22,434,865        10,278,804       4,585,344          333,127
    Long-term obligations,
       less current portion ................          1,769,009          410,601           482,004          33,737           34,634
    Accumulated deficit ....................        (32,808,286)     (22,298,416)       (5,089,616)     (2,309,893)      (1,073,441)
    Shareholders' equity ...................          4,586,165        9,218,480         9,206,013       4,133,063         (381,432)

(1) Basic and diluted net loss per share and shares used in computing basic and diluted net loss per share in 1997 and 1996 are pro forma, adjusted to reflect the effect of the assumed conversion of convertible preferred stock from the original date of issuance.

(2) Expenses increased in 1999 due to our 80.1% share of the losses in our joint venture with Elan Corporation, plc, as described in Item 7 in the subsection entitled "Overview".


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. A number of risks and uncertainties, including those discussed under the caption "FACTORS THAT MAY AFFECT FUTURE RESULTS" below and elsewhere in this Annual Report on Form 10-K could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

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

      Since the company's inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.

      In November 1999, we entered into a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both companies. This joint venture, DepoMed Development, Ltd.
(DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL funds its research through capital contributions from its partners based on the partners' ownership percentage. DDL subcontracts research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000 and an undisclosed product entered Phase I clinical trials in December 2000. The joint venture expects to select a second compound for product development in the second quarter of 2001.

      We also have in development Metformin GR(TM), a potential once-daily metformin product for the treatment of Type II diabetes. In January 2000, we completed a Phase I clinical trial of Metformin GR and, in July 2000, we completed a second Phase I clinical trial of Metformin GR. Both trials showed positive results, and in the third quarter of 2000 we initiated a Phase II clinical trial. In June 2000, we announced the initiation of a collaboration with AVI Biopharma, Inc. (AVI) to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE antisense agents. In January 2001, we announced the successful completion of a clinical trial with our potential once-daily antibiotic GR formulation, Ciprofloxacin GR(TM). Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared with CIPRO(R), a currently marketed ciprofloxacin HCl immediate release product that is taken twice per day. Ciprofloxacin GR is scheduled to enter Phase II clinical trials later in 2001. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems. We also have in development a GR System formulation of an undisclosed cardiovascular drug. We will ultimately seek marketing partners to commercialize these products.

      DepoMed has generated a cumulative net loss of approximately $32,808,000 for the period from inception through December 31, 2000. $14,203,000 of this loss is attributable to our share of the equity in the net loss of DDL.

      We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems. We also intend to internally develop and find partners to commercialize products based on generic and over-the-counter compounds, such as a Metformin GR and Ciprofloxacin GR. Depending upon a variety of factors, including collaborative arrangements, available personnel and financial resources, we will conduct or fund clinical trials on such products and will undertake the associated regulatory activities. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2001 and beyond, expenses can be expected to increase from their 2000 levels.

RESULTS OF OPERATIONS

  Years Ended December 31, 2000, 1999 and 1998

      Revenues for the years ended December 31, 2000, 1999 and 1998 were approximately $1,776,000, $115,000 and $763,000, respectively. In 2000, these revenues consisted of $1,754,000 earned for development work performed for our joint venture with Elan, DDL, and $22,000 earned from another small collaboration. In 1999, these revenues consisted entirely of amounts earned under the feasibility arrangement with R. W. Johnson Pharmaceutical Research Institute (PRI). In 1998, these revenues consisted of amounts earned under the feasibility and the research and development arrangements with PRI and Bristol-Myers Squibb Company (BMS), respectively. We expect to continue to perform development work for DDL at least through 2001. Revenue from our collaborative agreement with PRI declined as a result of our having completed the first phase of formulation development in March 1999. We have not had any significant communication with PRI regarding their plans for the product since the first quarter of 1999. In light of this, we no longer expect to continue research and development work on the project even though the project has not been canceled. Revenues from BMS ended in March 1998 as a result of our having completed our research activities for BMS.

      Research and development expense for the year ended December 31, 2000 was approximately $7,488,000, compared to approximately $3,734,000 and $2,062,000 during the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to expenses for clinical trials with DepoMed proprietary products, which began in the third quarter of 1999, as well as increased use of clinical and regulatory consultants as we prepared for our first Phase II clinical trial that began in the third quarter of 2000. The increase was also due to the hiring of additional employees and related expenses, increased laboratory supplies, and increased depreciation and amortization expense of equipment and facilities improvements, as well as, increased research and development expenses associated with our joint venture, DDL. Rent expense also increased 82% in 2000 due to our move into a larger facility in March 2000.

      General and administrative expense for the year ended December 31, 2000 was approximately $2,026,000, compared to approximately $1,872,000 and $1,966,000 during the years ended December 31, 1999 and 1998, respectively. Increased salaries and the additional expense incurred during 2000 as a result of expanded investor relations activities were partially offset by decreased legal and accounting fees that were realized as we reduced our reliance on outside professionals for some reporting services, and the decreased costs of obtaining directors and officers insurance.

      In the fourth quarter of 1999, our joint venture with Elan, DDL, was formed. While we own 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, we do not consolidate the financial statements of DDL, but instead account for our investment in DDL under the equity method of accounting. Separate financial statements for DDL are included elsewhere in this Form 10-K.

      In 2000, DDL recognized a loss of $2,731,000, which included $2,709,000 in research and development expense and $22,000 in legal expense. Our 80.1% share of the loss was $2,188,000. In 1999, DDL, incurred a $15,000,000 charge for acquiring in-process research and development rights related to certain Elan drug delivery technologies. Our share of the DDL 1999 loss was $12,015,000. DDL will continue to subcontract research and development activities to DepoMed, Elan and others. In 2001, we expect our share of DDL's losses will be approximately $4,000,000. Elan has made available to us a convertible loan facility to assist us in funding our portion of the joint venture losses. We had a zero basis in the DDL investment as of December 31, 2000 and 1999.

      Net interest income was approximately $223,000 for the year ended December 31, 2000, compared to approximately $297,000 and $486,000 for the years ended December 31, 1999 and 1998, respectively. The decrease from year to year was due primarily to declining cash and investment balances. Interest expense of $30,000 accrued on the Elan convertible loan facility also contributed to the net decrease in 2000. Net interest income also includes immaterial gains realized on the sale of some of our marketable securities.

      In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock. The Series A preferred stock is convertible at anytime after January 2002, at Elan's option, into DepoMed's common stock at a price of $12.00 per share. For the year ended December 31, 2000, we accrued a dividend on the Series A preferred stock of $807,000.

Liquidity and Capital Resources

      Cash used in operations in the year ended December 31, 2000 was approximately $6,652,000, compared to approximately $3,945,000 and $2,522,000 for the years ended December 31, 1999 and 1998. During the years ended December 31, 2000 and 1999, the change in cash used in operations was due primarily to the net loss offset by our share in the loss of the joint venture. In 1998, the change in cash used in operations was due primarily to the increase in net loss.

      Cash used in investing activities in the year ended December 31, 2000 totaled approximately $13,435,000 and consisted of approximately $13,518,000 related to the investment in our joint venture and $900,000 related to leasehold improvement expenditures and the purchase of lab equipment, which were partially offset by a net decrease in marketable securities of $983,000. Cash provided by investing activities in the year ended December 31, 1999 totaled approximately $885,000 and consisted of a net decrease of approximately $1,023,000 of marketable securities offset by purchases of laboratory equipment, fixtures and office equipment. Cash used in investing activities in the year ended December 31, 1998 totaled approximately $5,478,000 and consisted of purchases of marketable securities totaling $4,624,000 as well as laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices (cGMP) in our laboratories. We also expect to spend approximately $300,000 over the first two quarters of 2001 for additional leasehold improvements. In March 2001, we signed an equipment financing agreement to provide $2,000,000 in financing for equipment and leasehold improvements purchased from August 2000 to December 2001.

      Cash provided by financing activities for the year ended December 31, 2000 was $23,031,000 and consisted primarily of proceeds received in private placements of common stock and warrants and preferred stock. In January 2000 a private placement of 714,286 shares of common stock was completed at a price of $7.00 per share, with net proceeds of approximately $4,915,000. Also in January 2000, we sold 12,015 shares of convertible preferred stock to Elan for $1,000 per share. The preferred stock proceeds were used for the initial capitalization of DDL. In November 2000, a private placement of 1,428,550 shares of common stock and 357,100 warrants was completed for net proceeds of $4,762,000 (see
Note 7 of Notes to Financial Statements). Additionally, proceeds of $1,503,000 were received from the loan facility made available to us by Elan for use in funding our share of DDL's losses (See Note 3 of Notes to Financial Statements). Proceeds received were offset by $165,000 in payments on equipment loans and capital leases. Cash used in financing activities in the year ended December 31, 1999 was approximately $65,000 and consisted of payments on an equipment financing credit facility established in 1998 and capital lease obligations totaling approximately $175,000, offset against $106,000 in proceeds from the equipment financing credit facility (See Note 5 of Notes to Financial Statements). Cash provided by financing activities in the year ended December 31, 1998 was approximately $7,929,000, which primarily consisted of the proceeds received in February 1998 from a private placement of 1,000,000 shares of common stock at a price of $8.00 per share, with net proceeds of approximately $7,500,000. Also in 1998, we financed $494,000 of equipment under the credit facility.

      As of December 31, 2000, we had approximately $6,499,000 in cash, cash equivalents and marketable securities, working capital of $4,744,000, and we had accumulated losses of $32,001,000. We expect to continue to incur operating losses over the next several years. On March 29, 2001 the company signed an equipment financing agreement that will provide financing for equipment and leasehold improvements purchased from August 2000 through December 2001 (See
Note 10 "Subsequent Events"). We anticipate that our existing capital resources, including the March 2001 capital equipment financing, will permit us to meet our capital and operational requirements through at least December 31, 2001. However, we base this expectation on our current operating plan that may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

      o     results of research and development;
      o     relationships with collaborative partners;
      o changes in the focus and direction of our research and development programs;
      o     technological advances; and
      o results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies.

            We will need substantial funds of our own or from third parties to:

      o     conduct research and development programs;
      o     conduct preclinical and clinical testing; and
      o manufacture (or have manufactured) and market (or have marketed) potential products using the DepoMed Systems.

      Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available the company may have to:

      o     curtail operations significantly; or

      o obtain funds through entering into collaboration agreements on unattractive terms.

      The inability to raise capital would have a material adverse effect on the company.

Recent Accounting Standards

      In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We adopted SAB 101, as required, in the fourth quarter of 2000. The adoption of SAB 101 had no impact on our financial position and results of operations.

      On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 (APB 25). The adoption of FIN 44 had no impact on our financial position and results of operations.

      In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SAFS 133), also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. We must adopt SFAS 133, as amended, on January 1, 2001. We do not expect that adoption of SFAS 133, as amended, will have an impact on our financial position or results of operations.

Net Operating Losses

      We have not generated any taxable income to date. At December 31, 2000, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $16,000,000. Future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2020 if not utilized. As a result of the annual limitation, anticipated and future losses or changes in ownership of the Company, all or a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Early Stage of Development; Limited Revenues

      We are at an early stage of development. Accordingly, our business is subject to all of the business risks associated with a new enterprise, including:

      o     uncertainties regarding product development;
      o     dependence on collaborative partnering relationships;
      o     lack of revenue and uncertainty regarding future revenues;
      o     limited financial and personnel resources; and
      o     lack of established credit facilities.

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

No Assurance of Successful Product Development

      Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we would need to complete substantial additional research and development on a drug provided by a collaborative partner. Even if we are successful, the collaborative partner's drug incorporated in the DepoMed System:

      o     may not be offered for commercial sale; or
      o may prove to have undesirable or unintended side effects that prevent or limit its commercial use.

      Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners would need to:

      o conduct clinical tests showing that these products are safe and effective; and
      o     obtain regulatory approval.

      This process involves substantial financial investment. Successful commercial sales of any of these products require:

      o     market acceptance;
      o     cost-effective commercial scale production; and
      o     reimbursement under private or governmental health plans.

      We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

      o the DepoMed Systems prove to have unintended or undesirable side effects; or
      o products which appear promising in preclinical studies do not demonstrate efficacy in larger scale clinical trials.

      These events could have a material adverse effect on the company.

Dependence on Elan and Other Additional Collaborative Partners

      We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, most of our revenues are derived from our joint venture with Elan. If our joint venture with Elan is terminated or fails to produce desired results, our revenues and results of operations will suffer.

      Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements. The company may not be able to enter into future collaborative arrangements on acceptable terms, which would have a material adverse effect on the company. The success of the Elan joint venture and other collaborative arrangements requires that the company's collaborative partners:

      o     perform their obligations as expected; and
      o devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

      It is possible that our collaborative partners may not:

      o     continue to fund their particular projects;
      o     perform their agreed-to obligations; or
      o choose to develop and make commercial sales of products using the DepoMed Systems.

      For example, in the first quarter of 1999, we completed the first phase of research and development under a March 1998 feasibility agreement with PRI. We have not had any significant communication with PRI regarding their plans for the product since the first quarter of 1999. In light of this, we no longer expect to continue research and development work on the project even though the project has not been canceled by PRI. There can be no assurance that a collaborative partner's product development decisions will favor the DepoMed Systems or that their timelines will be aligned with our own business strategies.

      Any of the following events could have a material adverse effect on the company:

      o any parallel development by a collaborative partner of competitive technologies or products;
      o arrangements with collaborative partners that limit or preclude the company from developing products or technologies;
      o     premature termination of an agreement; or
      o failure by a collaborative partner to devote sufficient resources to the development, and commercial sales of products using the DepoMed Systems.

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

Fluctuations in Operating Results

      The following factors will affect our quarterly operating results and may result in a material adverse effect on the company:

      o variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;
      o success or failure of the company in entering into further collaborative relationships;
      o decisions by collaborative partners to proceed or not to proceed with subsequent phases of the relationship or program;
      o the timing of any future product introductions by us or our collaborative partners;
      o     market acceptance of the DepoMed Systems;
      o     regulatory actions;
      o     adoption of new technologies;
      o     the introduction of new products by our competitors;
      o     manufacturing costs and capabilities;
      o     changes in government funding; and
      o     third-party reimbursement policies.

Reliance on a Continuous Power Supply to Conduct Business, and Disruption of Operations and Increase of Expense from California's Current Energy Crisis

      California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has on occasion implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities, which could substantially harm our business and results of operations.

      Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government has caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase.

Business Interruptions that Could Harm Our Business

      Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. In particular, our corporate headquarters are located in the San Francisco Bay area, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption would result in losses or damages incurred by us and would harm our business.

Relationships of Advisors with other Entities

      Two groups (the Policy Advisory Board and Development Advisory Board) advise the company on business and scientific issues and future opportunities. Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with the company may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If we desire access to inventions which are not our property, we will have to obtain licenses to such inventions from these institutions or companies. We may not be able to obtain these licenses on commercially reasonable terms, if at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2000, the fair value of our cash equivalents would not change by a significant amount.

Foreign Currency Fluctuations

      We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2000. Therefore, a hypothetical 10% change in foreign currency rates would not have a significant impact on our financial position and results of operations. We do not hedge any of our foreign currency exposure.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

      The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2001 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

      Included in Part II of this report.

(a)2. Financial Statement Schedules

      All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a)3. Exhibits:

         *3.1    Third Amended and Restated Articles of Incorporation
         *3.2    Form of Amended and Restated Articles of Incorporation
         *3.3    Bylaws
         *3.4    Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
         *4.1    Specimen Common Stock Certificate
         *4.2    Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
         *4.3    Form of Representative's Warrant Agreement including form of Representative's Warrant
         *4.4    Form of Warrant Agreement
       **10.1    1995 Stock Option Plan, as amended
        *10.9    Agreement re:  Settlement of Lawsuit,  Conveyance of Assets and Assumption of Liabilities dated August 28,
                 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
       *10.10    Form of Indemnification Agreement between the company and its directors and executive officers
       *10.12    Form of Agreement between the company and Burrill & Company
   *****10.15    Securities Purchase Agreement dated January 21, 2000 between the company and Elan International
                 Services, Ltd.
   *****10.16    Company Registration Rights Agreement dated January 21, 2000 between the company and Elan
                 International Services, Ltd.
   *****10.17    Newco Registration Rights Agreement dated January 21, 2000 among the company, Newco and Elan
                 International Services, Ltd.
   *****10.18    Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma
                 International, Ltd. and Elan International Services, Ltd.
   *****10.19    Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company,
                 Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
   *****10.20    Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International
                 Services, Ltd.
   *****10.21    Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
   *****10.22    Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and
                 Elan Pharma International, Ltd.
   *****10.23    Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of
                 California on January 14, 2000
         23.1    Consent of Ernst & Young LLP, Independent Auditors
         24.1    Power of Attorney (see page 22)

----------
* Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)
** Incorporated by reference to Exhibit 10.1 of the company's registration statement on Form S-8 (File No. 333-54982)
*** Incorporated by reference to Exhibit 10.1 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
**** Incorporated by reference to Exhibit 10.2 of the company's quarterly report on Form 10-QSB filed on May 17, 1998
***** Incorporated by reference to the company's Form 8-K filed on February 18,
      2000
+     Confidential treatment granted.

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 2nd day of April, 2001.

                           DEPOMED, INC.

                           By  /s/ John W. Fara, Ph.D.
                             --------------------------------------------------
                             John W. Fara, Ph.D.
                             Chairman, President and Chief Executive Officer

                               POWERS OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, each person whose signature appears below constitutes and appoints John W. Fara and John F. Hamilton his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                           Signature

     /s/ John W. Fara, Ph.D.
--------------------------------------          Chairman, President and            April 2, 2001
          John W. Fara, Ph.D.                   Chief Executive Officer
                                                (Principal Executive Officer)


     /s/ John F. Hamilton
--------------------------------------          Vice President,                    April 2, 2001
         John F. Hamilton                       Finance and Chief
                                                Financial Officer
                                                (Principal Financial Officer)


     /s/ John N. Shell
--------------------------------------          Vice President,                    April 2, 2001
         John N. Shell                          Operations and Director


     /s/ John W. Shell, Ph.D.
--------------------------------------          Director                           April 2, 2001
         John W. Shell, Ph.D.


     /s/ G. Steven Burrill
--------------------------------------          Director                           April 2, 2001
         G. Steven Burrill


   /s/ W. Leigh Thompson, M.D., Ph.D.
--------------------------------------           Director                          April 2, 2001
     W. Leigh Thompson, M.D., Ph.D.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                       DEPOMED, INC. FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors............................F-2
Balance Sheets...............................................................F-3
Statements of Operations.....................................................F-4
Statement of Shareholders' Equity............................................F-5
Statements of Cash Flows.....................................................F-8
Notes to Financial Statements................................................F-9

                 DEPOMED DEVELOPMENT, LTD. FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........................F-23
Balance Sheet...............................................................F-24
Statement of Operations.....................................................F-24
Statement of Shareholders' Deficit..........................................F-25
Statement of Cash Flows.....................................................F-25
Notes to Financial Statements...............................................F-26

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DepoMed, Inc.

We have audited the accompanying balance sheets of DepoMed, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 7, 1995) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed, Inc. (a development stage company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 7, 1995) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2001, except for Note 10,
as to which the date is March 29, 2001

                                  DEPOMED, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                       ------------------------------
                                           ASSETS                           2000              1999
                                                                       ---------------  -------------
 Current assets:
      Cash and cash equivalents ..................................     $  3,878,354      $    934,317
      Marketable securities ......................................        2,620,525         3,532,065
      Accounts receivable ........................................           21,775
      Receivable from joint venture ..............................          432,313
      Receivable for capital stock ...............................               --        17,015,000
      Prepaid and other current assets ...........................          168,666           169,385
                                                                       ------------      ------------
              Total current assets ...............................        7,121,633        21,650,767

Property and equipment, net ......................................        1,317,149           779,631
Other assets .....................................................          293,756             4,467
                                                                       ------------      ------------
                                                                       $  8,732,538      $ 22,434,865
                                                                       ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...........................................     $    797,795      $    219,675
      Accrued compensation .......................................          245,471           275,047
      Other accrued liabilities ..................................          367,227           131,889
      Payable to joint venture ...................................          684,328        12,015,000
      Capital lease obligation, current portion ..................           39,434            41,131
      Long-term debt, current portion ............................          139,181           123,042
      Other current liabilities ..................................          103,928                --
                                                                       ------------      ------------
              Total current liabilities ..........................        2,377,364        12,805,784

Capital lease obligation, non-current portion ....................           18,200            53,952
Long-term debt, non-current portion ..............................          217,467           356,649
Promissory note from related party, non-current portion ..........        1,533,342                --

Commitments

Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized;
         Series A convertible exchangeable preferred stock; 25,000
         shares designated, 12,015 and no shares issued and
         outstanding
         at December 31, 2000 and 1999, respectively .............       12,822,000                --
      Common stock, no par value, 25,000,000 shares
         authorized; 8,617,913 and 6,475,077 shares issued and
         outstanding at December 31, 2000 and 1999, respectively .       24,600,567        14,797,072
      Capital stock issuable .....................................               --        17,015,000
      Deferred compensation ......................................          (24,744)         (282,184)
      Deficit accumulated during the development stage ...........      (32,808,286)      (22,298,416)
      Accumulated other comprehensive loss .......................           (3,372)          (12,992)
                                                                       ------------      ------------
              Total shareholders' equity .........................        4,586,165         9,218,480
                                                                       ------------      ------------
                                                                       $  8,732,538      $ 22,434,865
                                                                       ============      ============

                             See accompanying notes.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                               Period From
                                                                    Year Ended December 31,                     Inception
                                                                                                                (August 7,
                                                      ----------------------------------------------------      1995) to
                                                           2000              1999               1998        December 31, 2000
                                                     -----------------  ----------------   ---------------  ------------------
Revenue:
    Collaborative agreements ...................     $     21,775      $    115,327      $    763,138           $  1,823,087
    Contract revenue from joint venture ........        1,754,443                --                --
                                                                                                                   1,754,443
                                                     ------------      ------------      ------------           ------------
Total revenue...................................        1,776,218           115,327           763,138              3,577,530

Operating expenses:
    Research and development ...................        7,488,227         3,734,196         2,061,983             14,666,842
    General and administrative .................        2,026,188         1,871,596         1,966,458              7,373,134
    Purchase of in-process
       research and development ................               --                --                --                298,154
                                                     ------------      ------------      ------------           ------------

Total operating expenses .......................        9,514,415         5,605,792         4,028,441             22,338,130
                                                     ------------      ------------      ------------           ------------

Loss from operations ...........................       (7,738,197)       (5,490,465)       (3,265,303)           (18,760,600)

Other income (expenses):
    Equity in loss of joint venture ............       (2,187,627)      (12,015,000)               --            (14,202,627)
    Interest income, net .......................          222,954           296,665           485,580                961,941
                                                     ------------      ------------      ------------           ------------
Total other income (expenses) ..................       (1,964,673)      (11,718,335)          485,580            (13,240,686)
                                                     ------------      ------------      ------------           ------------

Net loss .......................................       (9,702,870)      (17,208,800)       (2,779,723)           (32,001,286)
                                                     ------------      ------------      ------------           ------------
Accretion of dividend on preferred stock .......         (807,000)               --                --               (807,000)
                                                     ------------      ------------      ------------           ------------
Net loss applicable to common stock shareholders     $(10,509,870)     $(17,208,800)     $ (2,779,723)          $(32,808,286)
                                                     ============      ============      ============           ============

Basic and diluted net loss per common share ....     $      (1.43)     $      (2.66)     $      (0.44)
                                                     ============      ============      ============

Shares used in computing basic
    and diluted net loss per common share ......        7,329,876         6,474,538         6,318,233
                                                     ============      ============      ============

                             See accompanying notes.

                                  DEPOMED, INC.
                          (A Development Stage Company)

           STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Period from inception (August 7, 1995) to December 31, 2000

                                               Convertible
                                             Preferred Stock                   Common Stock
                                       ----------------------------  ---------------------------------   Capital Stock
                                          Shares         Amount         Shares            Amount           Issuable
                                       ------------   -------------  --------------  -----------------  ----------------
Balances at inception
    (August 7, 1995) .............               --   $          --              --  $              --  $             --
Issuance of common stock
    to founders on August 7,
    1995 in exchange for
    shares held by them in
    M6 Pharmaceuticals, Inc ......               --              --       2,066,666                 --                --
Issuance of common stock
    for cash to investors
    at approximately
    $0.0009 per
    share on
    November 15, 1995 ............               --              --       1,196,491              1,000                --
Issuance of Series A
    convertible
    preferred stock
    for cash to investors
    at approximately
    $0.31 per share on
    November 15, 1995
    net of issuance
    costs of $67,241. ............        2,447,368         682,759              --                 --                --
Comprehensive loss and net loss ..               --              --              --                 --                --
                                       ------------   -------------  --------------  -----------------  ----------------
Balances at
    December 31, 1995 ............        2,447,368         682,759       3,263,157              1,000                --
Issuance of common stock
    for cash at various
    dates at $0.09 per share
    to employees and
    the Company's counsel
    pursuant to stock option
    agreements ...................               --              --          91,666              8,250                --
Deferred stock-based comp-
    ensation related to grants
     of certain stock options ....               --              --              --            275,000                --
Comprehensive loss and net loss ..               --              --              --                 --                --
                                       ------------   -------------  --------------  -----------------  ----------------
Balances at
    December 31, 1996 ............        2,447,368         682,759       3,354,823            284,250                --
Issuance of Series B
    convertible preferred
    stock to investors for
    cash at $1.00
    per share ....................          278,500         278,500              --                 --                --
Conversion of
    preferred stock to
    common stock on November 5, 1997
    at a ratio of one share of
    common for three shares
    of preferred .................       (2,725,868)       (961,259)        908,615            961,259                --
Issuance of common stock
    and warrants for $6.10
    per unit on November 5,
    1997 in connection
    with the initial public
    offering, net of issuance
    costs of $1,963,889 ..........               --             --        1,200,000          5,356,111                --

                                                               Deficit                                Total
                                                             Accumulated        Accumulated       Shareholders'
                                           Deferred            During              Other           Equity (Net
                                         Stock-Based         Development       Comprehensive         Capital
                                         Compensation           Stage          Income (Loss)       Deficiency)
                                       -----------------  ------------------  -----------------  ----------------
Balances at inception
    (August 7, 1995) .............     $              --  $               --  $              --  $             --
Issuance of common stock
    to founders on August 7,
    1995 in exchange for
    shares held by them in
    M6 Pharmaceuticals, Inc ......                    --                  --                 --                --
Issuance of common stock
    for cash to investors
    at approximately
    $0.0009 per
    share on
    November 15, 1995 ............                    --                  --                 --             1,000
Issuance of Series A
    convertible
    preferred stock
    for cash to investors
    at approximately
    $0.31 per share on
    November 15, 1995
    net of issuance
    costs of $67,241. ............                    --                  --                 --           682,759
Comprehensive loss and net loss ..                    --            (600,668)                --          (600,668)
                                       -----------------  ------------------  -----------------  ----------------
Balances at
    December 31, 1995 ............                    --            (600,668)                 --           83,091
Issuance of common stock
    for cash at various
    dates at $0.09 per share
    to employees and
    the Company's counsel
    pursuant to stock option
    agreements ...................                    --                  --                 --             8,250
Deferred stock-based comp-
    ensation related to grants
     of certain stock options ....              (275,000)                 --                 --                --
Comprehensive loss and net loss ..                    --            (472,773)                --          (472,773)
                                       -----------------  ------------------  -----------------  ----------------
Balances at
    December 31, 1996 ............              (275,000)         (1,073,441)                 --         (381,432)
Issuance of Series B
    convertible preferred
    stock to investors for
    cash at $1.00
    per share ....................                    --                  --                 --           278,500
Conversion of
    preferred stock to
    common stock on November 5, 1997
    at a ratio of one share of
    common for three shares
    of preferred .................                    --                  --                 --                --
Issuance of common stock
    and warrants for $6.10
    per unit on November 5,
    1997 in connection
    with the initial public
    offering, net of issuance
    costs of $1,963,889 ..........                    --                  --                 --         5,356,111

                             See accompanying notes.

                                  DEPOMED, INC.
                          (A Development Stage Company)

           STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
     Period from inception (August 7, 1995) to December 31, 2000 (continued)



                                            Convertible
                                          Preferred Stock                  Common Stock
                                     ---------------------------  -------------------------------  Capital Stock
                                        Shares         Amount         Shares           Amount        Issuable
                                     ------------  -------------  --------------  ---------------  -------------
Deferred stock-based comp-
    ensation related to grants
    of certain stock options .....             --             --              --         242,050              --
Amortization of deferred stock-
    based compensation ...........             --             --              --              --              --
Comprehensive loss and net loss ..             --             --              --              --              --
                                     ------------  -------------  --------------  ---------------  -------------
Balances at
    December 31, 1997 ............             --             --       5,463,438       6,843,670              --
Issuance of common stock
    to investors for $8.00 per
    share on February 23, 1998,
    net of issuance costs
    of $507,846 ..................             --             --       1,000,000       7,492,154              --
Deferred stock-based comp-
    ensation related to grants
    of certain stock options .....             --             --              --         430,200              --
Amortization of deferred stock-
    based compensation ...........             --             --              --              --              --
Issuance of common stock
    options to a consultant for
    services with an exercise
    price of $11.25 per share
    on June 18, 1998 .............             --             --              --          26,050              --
Comprehensive loss:
    Net loss .....................             --             --              --              --              --
    Unrealized gains on
      available-for-sale securities            --             --              --              --              --

Comprehensive loss ...............
                                     ------------  -------------  --------------  ---------------  -------------
Balances at
    December 31, 1998 ............             --             --       6,463,438      14,792,074              --

Issuance of common
    shares for cash on
    February 16, 1999 for
    $3.00 per share to a
    consultant pursuant to a
    stock option agreement .......             --             --           1,666           4,998              --
Net exercise of common stock
    warrants at $7.63 per share
    in January and April 1999                  --             --           9,973              --              --
Common stock issuable to
    Elan Corporation for $7.00
    per share with proceeds of
    $5,000,000 ...................             --             --              --              --       5,000,000
Series A preferred stock issuable
    to Elan Corporation for
    $1,000 per share with
    proceeds of $12,015,000 ......             --             --              --              --      12,015,000
Amortization of deferred stock-
    based compensation ...........             --             --              --              --              --
Comprehensive loss:
    Net loss .....................             --             --              --               --             --
    Unrealized losses on
       available-for-sale securities           --             --              --              --              --

Comprehensive loss ...............
                                     ------------  -------------  --------------  ---------------  -------------
Balances at
    December 31, 1999 ............             --  $          --       6,475,077  $    14,797,072  $  17,015,000
                                                               Deficit                                 Total
                                                             Accumulated        Accumulated        Shareholders'
                                          Deferred             During              Other            Equity (Net
                                        Stock-Based          Development       Comprehensive          Capital
                                        Compensation            Stage          Income (Loss)        Deficiency)
                                     -------------------  ------------------  -----------------  ------------------
Deferred stock-based comp-
    ensation related to grants
    of certain stock options .....             (242,050)                  --                 --                  --
Amortization of deferred stock-
    based compensation ...........              116,336                   --                 --             116,336
Comprehensive loss and net loss ..                   --           (1,236,452)                --          (1,236,452)
                                     -------------------  ------------------  -----------------  ------------------
Balances at
    December 31, 1997 ............             (400,714)          (2,309,893)                --           4,133,063
Issuance of common stock
    to investors for $8.00 per
    share on February 23, 1998,
    net of issuance costs
    of $507,846 ..................                   --                   --                 --           7,492,154
Deferred stock-based comp-
    ensation related to grants
    of certain stock options .....             (430,200)                  --                 --                  --
Amortization of deferred stock-
    based compensation ...........              320,582                   --                 --             320,582
Issuance of common stock
    options to a consultant for
    services with an exercise
    price of $11.25 per share
    on June 18, 1998 .............                   --                   --                 --              26,050
Comprehensive loss:
    Net loss .....................                   --           (2,779,723)                --          (2,779,723)
    Unrealized gains on
      available-for-sale securities                  --                   --             13,887              13,887
                                                                                                 ------------------
Comprehensive loss ...............                                                                       (2,765,836)
                                     -------------------  ------------------  -----------------  ------------------
Balances at
    December 31, 1998 ............             (510,332)          (5,089,616)            13,887           9,206,013

Issuance of common
    shares for cash on
    February 16, 1999 for
    $3.00 per share to a
    consultant pursuant to a
    stock option agreement .......                   --                   --                 --               4,998
Net exercise of common stock
    warrants at $7.63 per share
    in January and April 1999                        --                   --                 --
Common stock issuable to
    Elan Corporation for $7.00
    per share with proceeds of
    $5,000,000 ...................                   --                   --                 --           5,000,000
Series A preferred stock issuable
    to Elan Corporation for
    $1,000 per share with
    proceeds of $12,015,000 ......                   --                   --                 --          12,015,000
Amortization of deferred stock-
    based compensation ...........              228,148                   --                 --             228,148
Comprehensive loss:
    Net loss .....................                   --          (17,208,800)                --         (17,208,800)
    Unrealized losses on
       available-for-sale securities                 --                   --            (26,879)            (26,879)
                                                                                                 ------------------
Comprehensive loss ...............                                                                      (17,235,679)
                                     ------------------  ------------------  ------------------ ------------------
Balances at
    December 31, 1999 ............   $         (282,184) $       (22,298,416)  $        (12,992) $        9,218,480

                             See accompanying notes.

                                  DEPOMED, INC.
                          (A Development Stage Company)

           STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
     Period from inception (August 7, 1995) to December 31, 2000 (continued)

                                                     Convertible
                                                   Preferred Stock                    Common Stock
                                            -------------------------------  -------------------------------  Capital Stock
                                               Shares           Amount          Shares           Amount          Issuable
                                            --------------  ---------------  --------------  ---------------  ---------------
Common stock issued on
    January 21, 2000 to Elan
    Corp. for $7.00 per share, net
    of issuance costs of $84,817 ........               --              --          714,286        4,915,183       (5,000,000)
Series A preferred stock issued
    on January 21, 2000 to Elan
    Corp. for $1,000 per share ..........           12,015      12,015,000               --               --      (12,015,000)
Issuance of common stock options
    to a consultant for services
    with an exercise price of $4.75
    per share on Feb 4, 2000 ............               --              --               --            9,600               --
Issuance of common stock options
    to a consultant for services
    with an exercise price of $3.75
    per share on June 7, 2000 ...........               --              --               --            5,044               --
Issuance of common stock options
    to a consultant for services
    with an exercise price of $3.31
    per share on Sept. 14, 2000 .........               --              --               --            4,500               --
Issuance of common stock options
    to a consultant for services
    with an exercise price of $3.25
    per share on Sept. 20, 2000 .........               --              --               --           46,000               --
Common stock and warrants
    issued to investors for $100,000
    per unit on Nov. 15, 2000, net
    of issuance costs of $237,668 .......               --              --        1,428,550        4,762,332               --
Issuance of common stock options
    to consultants for services
    with an exercise price  of $4.44
    per share on Dec. 8, 2000 ...........               --              --               --           52,548               --
Revaluation of common stock
    option issued to a consultant
    on Dec. 9, 1999 .....................               --              --               --            8,288               --
Accretion of dividend on
    preferred stock .....................               --         807,000               --               --               --
Amortization of deferred stock
    based compensation                                  --              --               --               --               --
Comprehensive loss:
    Net loss ............................               --              --               --               --               --
    Unrealized gains on
       available-for-sale securities.....               --              --               --               --               --

Comprehensive loss ......................
                                            --------------  ---------------  --------------  ---------------  ---------------
Balances at
    December 31, 2000 ...................   $       12,015  $   12,822,000   $    8,617,913  $    24,600,567  $            --
                                            ==============  ===============  ==============  ===============  ===============
                                                                     Deficit                                 Total
                                                                   Accumulated        Accumulated        Shareholders'
                                                 Deferred            During              Other            Equity (Net
                                                Stock-Based        Development       Comprehensive          Capital
                                               Compensation           Stage          Income (Loss)        Deficiency)
                                             -----------------  ------------------  -----------------  ------------------
Common stock issued on
    January 21, 2000 to Elan
    Corp. for $7.00 per share, net
    of issuance costs of $84,817 ........                   --                  --                 --             (84,817)
Series A preferred stock issued
    on January 21, 2000 to Elan
    Corp. for $1,000 per share ..........                   --                  --                 --                  --
Issuance of common stock options
    to a consultant for services
    with an exercise price of $4.75
    per share on Feb 4, 2000 ............                   --                  --                 --               9,600
Issuance of common stock options
    to a consultant for services
    with an exercise price of $3.75
    per share on June 7, 2000 ...........                   --                  --                 --               5,044
Issuance of common stock options
    to a consultant for services
    with an exercise price of $3.31
    per share on Sept. 14, 2000 .........                   --                  --                 --               4,500
Issuance of common stock options
    to a consultant for services
    with an exercise price of $3.25
    per share on Sept. 20, 2000 .........                   --                  --                 --              46,000
Common stock and warrants
    issued to investors for $100,000
    per unit on Nov. 15, 2000, net
    of issuance costs of $237,668 .......                   --                  --                 --           4,762,332
Issuance of common stock options
    to consultants for services
    with an exercise price  of $4.44
    per share on Dec. 8, 2000 ...........                   --                  --                 --              52,548
Revaluation of common stock
    option issued to a consultant
    on Dec. 9, 1999 .....................                   --                  --                 --               8,288
Accretion of dividend on
    preferred stock .....................                   --            (807,000)                --                  --
Amortization of deferred stock
    based compensation                                 257,440                  --                 --             257,440
Comprehensive loss:
    Net loss ............................                   --          (9,702,870)                --         (9,702,870)
    Unrealized gains on
       available-for-sale securities.....                   --                  --              9,620               9,620
                                                                                                       ------------------
Comprehensive loss ......................                                                                      (9,693,250)
                                             -----------------  ------------------  -----------------  ------------------
Balances at
    December 31, 2000 ...................    $         (24,744) $      (32,808,286) $          (3,372) $        4,586,165
                                             =================  ==================  =================  ==================

                             See accompanying notes.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31,
                                                                              --------------------------------------------

                                                                                   2000            1999          1998
                                                                              ------------    ------------    ------------
Operating Activities
Net loss ..................................................................   $ (9,702,870)   $(17,208,800)   $ (2,779,723)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of joint venture .......................................      2,187,627      12,015,000              --
    Depreciation and amortization .........................................        304,323         415,343         196,967
    Accrued interest expense on shareholder notes .........................         30,043              --              --
    Amortization of deferred compensation .................................        257,440         228,148         320,582
    Value of stock options issued for services ............................        125,980              --          26,050
    Purchase of in-process research and development .......................             --              --              --
    Changes in assets and liabilities:
        Accounts receivable ...............................................        (21,775)        306,148        (161,261)
        Receivable from joint venture .....................................       (432,313)             --              --
        Other current assets ..............................................            719          17,639         (86,345)
        Other assets ......................................................       (289,289)         83,465         (77,675)
        Accounts payable and other accrued liabilities ....................        813,458          94,137         (21,829)
        Accrued compensation ..............................................        (29,576)        104,052         135,448
        Other current liabilities .........................................        103,928              --         (74,086)
                                                                              ------------    ------------    ------------
                Net cash used in operating activities .....................     (6,652,305)     (3,944,868)     (2,521,872)
                                                                              ------------    ------------    ------------

Investing Activities

Investment in unconsolidated joint venture ................................    (13,518,299)             --              --
Expenditures for property and equipment ...................................       (899,326)       (138,232)       (853,600)
Purchases of marketable securities ........................................     (3,810,600)     (2,264,082)     (4,624,175)
Maturities of marketable securities .......................................      4,793,567       3,287,380              --
                                                                              ------------    ------------    ------------
                Net cash (used in) provided by investing activities .......    (13,434,658)        885,066      (5,477,775)
                                                                              ------------    ------------    ------------

Financing Activities
Payments on capital lease obligations .....................................        (41,771)        (55,153)        (57,469)
Proceeds from equipment loan ..............................................             --         105,734         494,133
Payments of equipment loan ................................................       (123,043)       (120,176)             --
Proceeds from issuance of notes ...........................................      1,503,299              --              --
Payments of notes .........................................................             --              --              --
Payment of shareholder loans ..............................................             --              --              --
Proceeds on issuance of common stock ......................................      9,677,515           4,998       7,492,154
Proceeds on issuance of preferred stock ...................................     12,015,000              --              --
                                                                              ------------    ------------    ------------
                Net cash provided by (used in) financing activities .......     23,031,000         (64,597)      7,928,818
                                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ......................      2,944,037      (3,124,399)        (70,829)
Cash and cash equivalents at beginning of period ..........................        934,317       4,058,716       4,129,545
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of period ................................   $  3,878,354    $    934,317    $  4,058,716
                                                                              ============    ============    ============

Supplemental Schedule of Noncash Financing and Investing Activities
Accretion of dividend on preferred stock ..................................   $    807,000    $         --    $         --
                                                                              ============    ============    ============

Payable to joint venture ..................................................   $    684,328    $ 12,015,000    $         --
                                                                              ============    ============    ============

Acquisition of property and equipment under capital leases ................   $      4,322    $         --    $    144,313

                                                                              ============    ============    ============

Assumption of net liabilities of M6 Pharmaceuticals at
    inception (August 7, 1995) ............................................   $         --    $         --    $         --
                                                                              ============    ============    ============

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest ..................................   $     93,566    $     75,616    $     21,437
                                                                              ============    ============    ============

                                                                                 Period From
                                                                                 Inception
                                                                              (August 7, 1995)
                                                                                     to
                                                                              December 31, 2000
                                                                                ------------
Operating Activities
Net loss ..................................................................     $(32,001,286)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of joint venture .......................................       14,202,627
    Depreciation and amortization .........................................        1,018,649
    Accrued interest expense on shareholder notes .........................           43,661
    Amortization of deferred compensation .................................          922,506
    Value of stock options issued for services ............................          152,030
    Purchase of in-process research and development .......................          298,154
    Changes in assets and liabilities:
        Accounts receivable ...............................................          (21,775)
        Receivable from joint venture .....................................         (432,313)
        Other current assets ..............................................         (168,666)
        Other assets ......................................................         (293,914)
        Accounts payable and other accrued liabilities ....................        1,165,022
        Accrued compensation ..............................................          177,995
        Other current liabilities .........................................          103,928
                                                                                ------------
                Net cash used in operating activities .....................      (14,833,382)
                                                                                ------------

Investing Activities

Investment in unconsolidated joint venture ................................      (13,518,299)
Expenditures for property and equipment ...................................       (2,029,167)
Purchases of marketable securities ........................................      (10,778,439)
Maturities of marketable securities .......................................        8,160,529
                                                                                ------------
                Net cash (used in) provided by investing activities .......      (18,165,376)
                                                                                ------------

Financing Activities
Payments on capital lease obligations .....................................         (254,884)
Proceeds from equipment loan ..............................................          599,867
Payments of equipment loan ................................................         (243,219)
Proceeds from issuance of notes ...........................................        2,553,299
Payments of notes .........................................................       (1,000,000)
Payment of shareholder loans ..............................................         (294,238)
Proceeds on issuance of common stock ......................................       23,501,287
Proceeds on issuance of preferred stock ...................................       12,015,000
                                                                                ------------
                Net cash provided by (used in) financing activities .......       36,877,112
                                                                                ------------

Net increase (decrease) in cash and cash equivalents ......................        3,878,354
Cash and cash equivalents at beginning of period ..........................               --
                                                                                ------------
Cash and cash equivalents at end of period ................................     $  3,878,354
                                                                                ============

Supplemental Schedule of Noncash Financing and Investing Activities
Accretion of dividend on preferred stock ..................................     $    807,000
                                                                                ============

Payable to joint venture ..................................................     $ 12,699,328
                                                                                ============

Acquisition of property and equipment under capital leases ................     $    312,518

                                                                                ============

Assumption of net liabilities of M6 Pharmaceuticals at
    inception (August 7, 1995) ............................................     $    298,154
                                                                                ============

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest ..................................     $    312,430
                                                                                ============

                             See accompanying notes

                                  DEPOMED, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

      DepoMed, Inc. (the "Company" or "DepoMed"), a development stage company, was incorporated in the State of California on August 7, 1995. The Company is engaged in the research and development of oral drug delivery systems. The Company's primary activities since incorporation have been establishing its offices and research facilities, recruiting personnel, conducting research and development, performing business and strategic planning and raising capital.

      As of December 31, 2000 the Company had approximately $6,499,000 in cash, cash equivalents and marketable securities, working capital of $4,744,000 and accumulated losses of $32,001,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. On March 29, 2001 the Company signed an equipment financing agreement that will provide financing for equipment and leasehold improvements purchased from August 2000 through December 2001 (See Note 10 "Subsequent Events"). The Company expects its existing capital resources, including the March 2001 capital equipment financing, will permit it to meet its capital and operational requirements at least through December 31, 2001.

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

      Securities classified as available-for-sale as of December 31, 2000 and 1999 are summarized below. Estimated fair value is based on quoted market prices for these investments.

                                                                  Gross
                                                   Amortized    Unrealized    Estimated
December 31, 2000:                                    Cost        Losses      Fair Value
                                                   ----------   ----------    ----------
U.S. corporate securities:
     Total included in cash and cash equivalents   $3,123,357   $       --    $3,123,357
     Total included in marketable securities ...    2,623,897       (3,372)    2,620,525
                                                   ----------   ----------    ----------
Total available-for-sale .......................   $5,747,254   $   (3,372)   $5,743,882
                                                   ==========   ==========    ==========

December 31, 1999:
U.S. corporate securities:
     Total included in cash and cash equivalents   $  498,264   $       --    $  498,264
     Total included in marketable securities ...    3,545,057      (12,992)    3,532,065
                                                   ----------   ----------    ----------
Total available-for-sale .......................   $4,043,321   $  (12,992)   $4,030,329
                                                   ==========   ==========    ==========

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 4). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five years.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

      As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) in accounting for stock-based awards to its employees. Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company's common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company's common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant. Any such deferred stock-based compensation is amortized over the vesting period of the individual options. Pro forma net loss information using the fair value method accounting for grants of stock options to employees is included in Note 7.

      Options granted to non-employees are accounted for at fair value using the Black-Scholes option valuation model in accordance with FAS123 and Emerging Issues Task Force Consensus No. 96-18 (EITF 96-18), and may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

Net Loss Per Common Share

      Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive. Stock options to purchase 1,803,711 shares of common stock at a weighted-average purchase price of $4.16 and warrants to purchase 1,879,935 shares of common stock at a weighted-average purchase price of $7.10 were outstanding as of December 31, 2000. Amounts outstanding on a promissory note, including accrued interest, totaled $1,533,342 and were convertible into 153,334 common shares at a price of $10.00 per share. Also outstanding at December 31, 2000 were 12,015 preferred shares and dividends accreted on preferred stock payable as 807 preferred shares, were convertible into 1,068,500 common shares at a price of $12.00 per share. These shares were not included in the computation of diluted earnings per share as they would have had an antidilutive effect on net loss per share.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

      Revenue related to collaborative research agreements with corporate partners and the Company's joint venture is recognized as the expenses are incurred for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract. Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement.

Comprehensive Income

      Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in shareholders' equity, to be included in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2000, 1999 and 1998 has been reflected in the Statement of Shareholders' Equity.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (FAS
121), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to the Company's long-lived assets, which consist primarily of property and equipment.

Income Taxes

      Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

      The estimated fair value of long-term debt and notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Segment Information

      The Company follows Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment and has operations solely in the United States.

                                 DEPOMED, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Standards

      In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101, as required, in the fourth quarter of 2000. The adoption of SAB 101 had no impact on the Company's financial position and results of operations.

      On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 (APB 25). The adoption of FIN 44 had no impact on the Company's financial position and results of operations.

      In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SAFS 133), also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS
133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. The Company must adopt SFAS 133, as amended, on January 1, 2001. Management does not expect that adoption of SFAS 133, as amended, will have an impact on the Company's financial position or results of operations.

3. Research Arrangements

Bristol-Myers Squibb Company

      In July 1996, the Company and Bristol-Myers Squibb Company (BMS) entered into a joint research agreement to develop a product incorporating a BMS proprietary compound into the DepoMed Gastric Retention System (GR System). Pursuant to the agreement, the Company achieved all the specified milestones and recorded approximately $198,000 in product development revenues in 1996, the entire fee specified in the agreement.

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

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

3. Research Arrangements (continued)

R. W. Johnson Pharmaceutical Research Institute

      In March 1998, the Company entered into a research agreement with the R.
W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company's GR System. The Company was paid for actual costs, as incurred, at the fees stipulated in the agreement. The agreement may be terminated by PRI at any time upon 30 days written notice to the Company.

      In the first quarter of 1999, the Company successfully completed the first phase of formulation development under the PRI feasibility agreement. PRI has requested no further development work from the Company and the Company does not expect to receive any additional revenue from this agreement. The Company recognized revenues of $115,327 and $682,858 during 1999 and 1998, respectively, in accordance with the agreement. There was no amount receivable at December 31, 2000 under this feasibility agreement.

Elan Corporation, plc

      On November 30, 1999, the Company signed a legally binding letter agreement (the "Agreement") with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to form a joint venture to develop products using drug delivery technologies and expertise of both companies. Since the agreement was a legally binding agreement as of the date of the execution of such agreement, the Company recorded the transaction in the fourth quarter of 1999. On January 21, 2000, the final closing agreements were signed, cash payments were received and stock was issued to complete the transaction. This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by the Company and 19.9% by Elan. DDL subcontracts research and development efforts to the Company, Elan and others. Under the terms of the Agreement, DDL paid $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses. The Company also licensed certain drug delivery technologies to DDL on a non-exclusive basis.

      The Agreement also provided for the following transactions:

      o Elan purchased 717,286 shares of the Company's common stock at $7.00 per share. The shares purchased are unregistered and have registration rights. The proceeds may be used by the Company without restriction.

      o Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the "Series A Preferred Stock") at $1,000 per share. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of the Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after two years, at Elan's option, into the Company's common stock at a price of $12.00 per share. Additionally, Elan has the right to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan's ownership in DDL to 50%. This exchange option is exercisable after two years from original issue date and within six years of such date. The exchange right will terminate if the Series A Preferred Stock is converted into the DepoMed's common stock unless this conversion occurs as a result of a liquidation or upon the occurrence of certain transactions involving a change of control of the Company. DepoMed used the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock, both classes of stock purchased at $1,250 per share, to fund the Company's share of DDL's initial capitalization.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

3. Research Arrangements (continued)

Elan Corporation, plc (continued)

      o Elan purchased 2,388 shares of DDL preferred stock for $1,250 per share, a 19.9% interest in DDL.

      o DepoMed will fund 80.1% of the joint venture research and development costs. If Elan elects to exercise its exchange option on the Series A Preferred Stock, it will also repay DepoMed 30.1% of joint venture funding paid by DepoMed. Upon repayment by Elan, both DepoMed and Elan will have shared evenly in funding the joint venture.

      o Elan made a loan facility available to DepoMed for up to $8,010,000. The purpose of this loan is to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by the Company to Elan. The note has a six-year term and will bear interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. The note and accrued interest will be convertible at Elan's option. Elan may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into DepoMed's common stock at a conversion price of $10.00 per share.

      While DepoMed owns 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, DepoMed will not consolidate the financial statements of DDL, but will instead account for its investment in DDL under the equity method of accounting. Separate financial statements for DDL are included elsewhere in this Form 10-K.

      For the year ended December 31, 2000, DDL recognized a net loss of $2,731,120. For the year ended December 31, 1999, DDL recognized a net loss of $15,000,000, reflecting the charge to in-process research and development for the non-exclusive acquisition of rights to certain Elan early stage drug delivery technologies. The Company recorded 80.1% of the loss as equity in loss of the joint venture for the years ended December 31, 2000 and 1999. The Company had a zero basis in its DDL investment at December 31, 2000.

4. Property and Equipment

     At December 31, 2000, property and equipment consists of the following:

Furniture and office equipment ...............   $   389,562
Laboratory equipment .........................     1,181,696
Leasehold improvements .......................       508,701
                                                 -----------
                                                   2,079,959
Less accumulated depreciation and amortization      (762,810)
                                                 -----------

                                                 $ 1,317,149
                                                 ===========

      Property and equipment includes assets under capitalized leases of $148,966 and $186,240 at December 31, 2000 and 1999, respectively. Accumulated amortization related to assets under capital leases is included in accumulated depreciation and amortization and totals $85,181 and $74,246 at December 31, 2000 and 1999 respectively.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies

Convertible Promissory Note

      On November 30, 1999, the Company signed a binding letter agreement to issue a convertible promissory note to Elan Corporation, plc, for $8,010,000 to fund research and development of a joint venture, DDL. As of December 31, 2000 there was $1,533,000 outstanding related to the note, including accrued interest of $30,000. (See Note 3, Research Arrangements, Elan Corporation, plc)

Long-term Debt

      The Company entered into a $600,000 equipment financing credit facility (Credit Facility) with a third party in 1998. The Credit Facility allowed the Company to incur loans up to $600,000 through July 1999. At December 1998, the Company had utilized approximately $494,000 of the Credit Facility, at an annual percentage rate of 12.2%. Equal payments of principal and interest of approximately $12,000 are due monthly through November 2002 with a balloon payment of approximately $49,000 due December 2002. In June 1999, the Company financed additional equipment of approximately $106,000 under the agreement, at an annual percentage rate of 13.5%. Equal payments of approximately $2,500 are due monthly through May 2003 with a balloon payment of approximately $10,500 due June 2003. The financed equipment serves as collateral for the loan.

Leases

      The Company leases its facilities under a non-cancelable operating lease that expires in March 2005, with an option to extend the lease term for an additional five years.

      Future minimum payments under the operating leases, capital leases and long-term debt at December 31, 2000, together with the present value of those minimum payments, are as follows:

                                                                 Operating        Capital         Long-term
                                                                  Leases           Leases            Debt
                                                               --------------  ---------------  ---------------
         Year ending December 31,
               2001 ...................................            $ 606,927        $  44,945       $  175,815
               2002 ...................................              642,739           15,360          213,214
               2003 ...................................              681,303            4,545           23,747
               2004 ...................................              722,181               --               --
               2005 ...................................              152,250               --               --
                                                               --------------  --------------   --------------
                                                                  $2,805,400           64,850          412,776
                                                               ==============
         Less amount representing interest ............                               (7,216)         (56,128)
                                                                               ---------------  ---------------
         Present value of future lease payments .......                                57,634          356,648
         Less current portion .........................                               (39,434)        (139,181)
                                                                               ---------------  ---------------
         Non-current portion ..........................                             $  18,200        $ 217,467
                                                                               ===============  ===============

      Rent expense for the years ended December 31, 2000, 1999, 1998 and for the period from inception to December 31, 2000 was approximately $554,000, $350,000, 282,000 and $1,288,000, respectively.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (continued)

Financial Consulting Agreement

      In 1998, the Company entered into a three-year agreement with a financial advisor. As consideration for services to be rendered under this arrangement, the Company granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 shares of common stock at an exercise price $9.625 per share. The options were fully vested as of the date of grant. The fair value of these options is $430,200, as determined using the Black-Scholes Estimation Pricing Model. The value of these options will be amortized ratably over the three-year term of the consulting agreement.

6. Related Party Transactions

Consulting Agreement

      In September 1997, the Company entered into a one-year consulting agreement with Burrill & Co. to provide advisory services. The principal of Burrill & Co. is a director of the Company. The agreement required that the Company pay a monthly retainer of $10,000 as well as additional fees related to Burrill & Co.'s involvement in partnering arrangements. In September 1998, the Company amended the agreement with Burrill & Co., whereby the Company is required to pay a monthly retainer of $5,000 per month and other fees related to partnering arrangements. Through December 31, 2000 and 1999, the Company paid a total of $55,000 and $62,699, respectively, in connection with this agreement. The Company may terminate the arrangement at any time with sixty days notice.

Consulting Agreement

      In May 2000, the Company entered into an eight month consulting agreement with John W. Shell, Ph.D. to provide services related to business development, new product opportunities and intellectual property. Dr. Shell is the founder of the Company and retired as Chairman and Chief Scientific Officer of the Company in April 2000. Dr. Shell is also currently serving as a director of the Company. In 2000, the Company paid a total of $44,204 in fees associated with the agreement.

7. Shareholders' Equity

Initial Public Offering

      The Company completed its initial public offering of common stock and common stock purchase warrants on November 5, 1997. The offering consisted of 1,200,000 units (Units), each unit consisting of one share of common stock, no par value, and a warrant to purchase one share of common stock at an exercise price of $7.625 per share. The warrants may be exercised at any time beginning November 5, 1998 until November 4, 2002. The Company offered these units to the public at a price of $6.10 per unit. Upon the completion of the initial public offering, all of the previously issued convertible preferred shares outstanding as of the closing date were automatically converted into 908,615 shares of common stock. The shares and warrants comprising the units were detached and began trading separately on December 1, 1997. In connection with the initial public offering, the Company issued warrants to purchase 117,917 Units (Representative's Warrants). The Representative's Warrants are exercisable at a price of $7.625 per Unit for a period of four years commencing one year after the date of the initial public offering. The warrants issuable upon exercise of the Representative's Warrants are exercisable at $7.625 per warrant for a period of four years, commencing one year from the date of the initial public offering.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

7. Shareholders' Equity (continued)

Initial Public Offering (continued)

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

      As of December 31, 2000, 1,879,935 shares of common stock were reserved for issuance of outstanding warrants.

Private Placements

      On February 6, 1998, the Company completed a private placement of 1,000,000 shares of common stock for $8.00 per share, with net proceeds of approximately $7,500,000.

      On January 21, 2000, the Company issued 714,286 shares of common stock and 12,015 shares of Series A convertible exchangeable preferred stock to Elan Corporation for consideration of $5,000,000 and $12,015,000, respectively. These transactions were completed in conjunction with the formation of a joint venture between Elan Corporation, plc and the Company. (See Note 3. Research Arrangements, Elan Corporation, plc )

      On November 15, 2000, the Company completed a private placement of a combination of common stock and warrants, with net proceeds of approximately $4,762,000. The private placement consisted of 50 units, each unit consisting of 28,571 shares of common stock, no par value, and 7,142 warrants to purchase 7,142 shares of common stock at an exercise price of $5.50 per share. The warrants may be exercised at any time beginning November 15, 2000 until November 14, 2004. The Company offered these units to private investors at a price of $100,000 per unit. Additionally, the Company issued 42,856 of the redeemable warrants as a commission to a broker.

1995 Stock Option Plan

      The Company's 1995 Stock Option Plan (the Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. In June 2000, at the Company's Annual Meeting of Shareholders, the shareholders approved an increase to the Plan of 600,000 shares. As of December 31, 2000, a total of 2,400,000 shares of common stock have been reserved for issuance under the Plan. The Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees and consultants of the Company.

      Generally, the exercise price of all incentive stock options and non-qualified stock options granted under the Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of an incentive stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

7. Shareholders' Equity (continued)

1995 Stock Option Plan (continued)

      A summary of the Company's stock option activity and related information for the period from inception (August 7, 1995) to December 31, 2000 follows:

                                                                         Outstanding Options
                                                                     --------------------------
                                                   Shares                              Weighted-
                                                 Available             Number           Average
                                                 For Grant           of Shares       Exercise Price
                                                 ----------          ----------      --------------
        Shares authorized ..............            250,000                  --              --
        Options granted ................           (120,000)            120,000          $ 0.09
                                                 ----------          ----------          ------
Balance at December 31, 1995 ...........            130,000             120,000          $ 0.09
        Options granted at fair value ..             (3,334)              3,334          $ 0.09
        Options granted below fair value            (83,333)             83,333          $ 0.90
        Options exercised ..............                 --             (91,666)         $ 0.09
                                                 ----------          ----------          ------
Balance at December 31, 1996 ...........             43,333             115,001          $ 0.68
        Shares authorized ..............            750,000                  --              --
        Options granted at fair value ..           (369,166)            369,166          $ 4.12
        Options granted below fair value           (153,333)            153,333          $ 3.00
        Options exercised ..............                 --                  --              --
                                                 ----------          ----------          ------
Balance at December 31, 1997 ...........            270,834             637,500          $ 3.23
        Shares authorized ..............            200,000 *                --              --
        Options granted at fair value ..           (296,498)            296,498          $ 8.10
        Options granted below fair value            (60,000)             60,000          $ 5.92
        Options forfeited ..............              7,500              (7,500)         $ 3.75
                                                 ----------          ----------          ------
Balance at December 31, 1998 ...........            121,836             986,498          $ 4.85
Shares authorized ......................            600,000                  --              --
        Options granted at fair value ..           (363,551)            363,551          $ 2.93
        Options exercised ..............                 --              (1,666)         $ 3.00
        Options forfeited ..............             21,000             (21,000)         $ 7.29
                                                 ----------          ----------          ------
Balance at December 31, 1999 ...........            379,285           1,327,383          $ 4.29
Shares authorized ......................            600,000                  --              --
        Options granted at fair value ..           (485,328)            485,328          $ 3.90
        Options forfeited ..............              4,000              (4,000)         $ 5.47
        Options expired ................              5,000              (5,000)         $11.25
                                                 ----------          ----------          ------
Balance at December 31, 2000 ...........            502,957           1,803,711          $ 4.16
                                                 ==========          ==========          ======

        * On December 9, 1998 the Board of Directors approved an increase of 200,000 shares to the plan which was approved by the stockholders at the Annual Meeting of Shareholders on June 2, 1999.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

7. Shareholders' Equity (continued)

1995 Stock Option Plan (continued)

Exercisable options at December 31, 2000, totaled 985,771. Exercise prices for options outstanding as of December 31, 2000 ranged from $0.09 to $10.25. The following table summarizes information about options outstanding at December 31, 2000:

                                          Outstanding Options                          Exercisable Options
                            ------------------------------------------------        --------------------------
                                           Weighted-         Remaining                            Weighted-
                                            Average         Contractual                            Average
          Exercise           Number        Exercise             Life                 Number       Exercise
           Prices          of Options        Price           (in years)            of Options       Price
       ----------------    ------------  --------------  -------------------       -----------  --------------
         $0.09-0.90            114,999       $0.68              4.53                  114,999       $0.67
         $2.88-3.75          1,209,622       $3.39              1.85                  559,457       $3.34
         $4.06-6.10            181,590       $5.04              2.29                  135,006       $4.99
         $7.63-7.75            230,500       $7.64              2.09                  125,270       $7.64
         $9.50-10.25            67,000       $9.68              2.76                   51,039       $9.67
                           ------------                                            -----------
                             1,803,711                                                985,771
                           ============                                            ===========

Stock-Based Compensation

      During 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 (SFAS 123). In accordance with SFAS 123, the Company applies APB 25 in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees at fair value, but does recognize compensation expense for options granted at prices below fair value. The valuation related to stock options granted to non-employees in 1996 was immaterial and, therefore, no value was recorded in the financial statements in 1996. The Company used the minimum value method to determine the fair value of stock options at the grant date issued in 1996, and in 1997, up to the date of the initial public offering. Options granted subsequent to the Company's initial public offering were valued using the Black-Scholes Option Valuation Model. The weighted-average assumptions used for 2000, 1999 and 1998 were as follows:

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                     2000         1999         1998
                                                 -----------   ----------    --------
Risk free interest rate .................           6.10 %       4.81 %       4.75 %
Expected dividend yield .................              0            0            0
Expected option life in years ...........              4            4            4
Expected stock price volatility .........            .82          .80          .80

      The weighted-average estimated fair value of employee stock options was $2.47, $1.83 and $4.92 for stock options granted in 2000, 1999 and 1998, respectively.

      The option valuation models used in 2000, 1999 and 1998, were developed for using in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                    NOTES TO FINANCIAL STATEMENTS (Continued)

7. Shareholders' Equity (continued)

Stock-Based Compensation (continued)

      For pro forma purposes, the estimated fair value of the options is amortized to expense over the option's vesting period. If the Company had elected to recognize compensation expense based on the fair value of the options granted on the date of grant as prescribed by SFAS 123, net loss and net loss per share would have increased as reflected in the pro forma amounts shown in the table below:

                                                           Year Ended December 31,
                                        --------------------------------------------------------------
                                             2000                    1999                    1998
                                        --------------          --------------          --------------
Net loss--as reported .........         $  (10,509,870)         $  (17,208,800)         $   (2,779,723)

Net loss--pro forma ...........         $  (11,358,212)         $  (17,827,568)         $   (3,067,834)

Net loss per share--as reported         $        (1.43)         $        (2.66)         $        (0.44)

Net loss per share--pro forma .         $        (1.55)         $        (2.75)         $        (0.49)

Deferred Stock-Based Compensation

      For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,000 as deferred stock-based compensation for the excess of the deemed fair value for financial reporting purposes of the common stock issuable on exercise of such options over the exercise price. The deferred stock-based compensation expense is being recognized over the vesting period of the options.

      Total deferred stock-based compensation recorded during 1998 amounted to $430,000. There was no deferred compensation recorded in 1999 or 2000. Compensation expense relating to the amortization of deferred stock-based compensation recorded in the 2000, 1999 and 1998 statements of operations was $257,000, $228,000 and $321,000, respectively. Further, the Company recognized expense of $126,000 in 2000 and $26,000 in 1998 relating to the value of stock options granted to consultants in exchange for services.

8. Income Taxes

      As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $16,000,000 each. The Company also had federal and California research and development tax credit carryforwards of approximately $500,000 each. The net operating loss and credit carryforwards will expire at various dates beginning in 2010 through 2020 if not utilized.

      Utilization of the Company's net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

8. Income Taxes (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                        Year Ended December 31,
                                              -----------------------------------------
                                                  2000           1999           1998
                                              -----------    -----------    -----------
Net operating loss carryforwards ..........   $ 6,500,000    $ 3,700,000    $ 1,500,000
Research credit carryforwards .............       800,000        400,000        100,000
In-process research and development........     4,500,000      4,800,000             --
                                              -----------    -----------    -----------
Total deferred tax assets .................    11,800,000      8,900,000      1,600,000
Valuation allowance for deferred tax assets   (11,800,000)    (8,900,000)    (1,600,000)
                                              -----------    -----------    -----------
Total                                         $        --    $        --    $        --
                                              ===========    ===========    ===========

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the valuation allowance increased by $7,300,000 and $800,000 during the years ended December 31, 1999 and 1998, respectively.

9. Summarized Quarterly Data (Unaudited)

      The following tables set forth certain statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 1999 through the quarter ended December 31, 2000. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                          2000 Quarter Ended
                                      --------------------------------------------------------
                                      December 31    September 30     June 30       March 31
                                      -----------    -----------    -----------    -----------
Total revenue .....................   $   432,312    $   381,926    $   585,562    $   376,418
Loss from operations ..............    (2,828,821)    (1,885,903)    (1,624,537)    (1,398,936)
Net loss ..........................    (3,497,332)    (2,378,872)    (2,179,212)    (1,647,454)
Net loss applicable to common stock    (3,716,332)    (2,595,872)    (2,389,212)    (1,808,454)
Basic & diluted net loss per share          (0.47)         (0.36)         (0.33)         (0.26)

                                                            1999 Quarter Ended
                                       -----------------------------------------------------------
                                       December 31     September 30      June 30          March 31
                                       -----------     ------------     ----------       ----------
Total revenue .....................   $         --    $         --    $         --        $115,327
Loss from operations ..............     (1,619,681)     (1,525,058)     (1,243,670)     (1,102,056)
Net loss ..........................    (13,579,059)     (1,458,696)     (1,163,308)     (1,007,737)
Net loss applicable to common stock    (13,579,059)     (1,458,696)     (1,163,308)     (1,007,737)
Basic & diluted net loss per share           (2.10)          (0.23)          (0.18)          (0.16)

                                  DEPOMED, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

10. Subsequent Events (UNAUDITED)

Research Arrangement

      On January 2, 2001, the Company signed an interim letter agreement with an undisclosed New York Stock Exchange listed pharmaceutical company to begin feasibility studies with an undisclosed drug. Under the interim letter agreement, all research and development work with the partner's drug will be funded by the partner.

Long-term Debt

      On March 29, 2000, the Company entered into an equipment financing credit facility. The credit facility will allow the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 to December 31, 2001. The interest rate will be 750 basis points above the current thirty-six (36) month US Treasury Note rate. The Company will issue 40,000 warrants to the lender to purchase 40,000 shares of the Company's common stock at a price of $3.98 per share. The warrants will be exercisable from March 29, 2001 to March 28, 2006. Loans under the facility will be collateralized initially by a blanket lien on all of the Company's assets until the Company sells $10,000,000 of the Company's common stock. After the effective date of the sale of common stock, the blanket lien will be released and the financed equipment will serve as collateral for the loans.

                                AUDITORS' REPORT

To the Shareholders of
DepoMed Development, Ltd.

      We have audited the accompanying balance sheet of DepoMed Development, Ltd. (a development stage company) as of December 31, 2000 and the related statements of operations, shareholders' deficit and cash flows for the period from formation (November 30, 1999) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed Development, Ltd. (a development stage company) at December 31, 2000 and the results of its operations and its cash flows for the period from formation (November 30, 1999) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                  Ernst & Young
                                    Chartered
                                   Accountants

February 23, 2001
Hamilton, Bermuda

                            DEPOMED DEVELOPMENT, LTD.
                          (A Development Stage Company)
                            (Incorporated in Bermuda)

                                  BALANCE SHEET
                      (expressed in United States dollars)

                                                                   December 31,
                                                                      2000
                                                                  ------------
                          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Due to shareholders (Note 3) ............................   $    432,313
      Due to companies related through common ownership........   $    422,030
                                                                  ------------
           Total current liabilities ..........................        854,343

Shareholders' deficit:
      Preferred stock, $1.00 par value; 6,000 non-voting shares
          authorized; 6,000 issued and outstanding ............          6,000
      Common stock, $1.00 par value, 6,000 voting shares
          authorized; 6,000 issued and outstanding ............          6,000
      Contributed surplus .....................................     16,864,777
      Accumulated deficit .....................................    (17,731,120)
                                                                  ------------
           Total shareholders' deficit ........................       (854,343)
                                                                  ------------
                                                                  $         --
                                                                  ============

                            STATEMENT OF OPERATIONS
                      (expressed in United States dollars)

                                                                    Period From
                                                                   Formation to
                                                                    December 31,
                                                                       2000
                                                                   ------------
Expenses
  In-process research and development (Note 4) .............       $ 15,000,000
  Research and development (Note 3) ........................          2,709,017
  General and administrative ...............................             22,103
                                                                   ------------
Total operating expenses ...................................         17,731,120
                                                                   ------------
Net loss ...................................................       $(17,731,120)
                                                                   ============

                             See accompanying notes.

                            DEPOMED DEVELOPMENT, LTD.
                          (A Development Stage Company)
                            (Incorporated in Bermuda)

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                   Period from formation to December 31, 2000
                      (expressed in United States dollars)


                                    Preferred Stock                Common Stock                            Total          Total
                             ---------------------------   ---------------------------   Contributed    Accumulated   Shareholders'
                                Shares         Amount          Shares        Amount         Surplus        Deficit       Deficit
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------
Issuance of common shares ..           --   $         --          6,000   $      6,000   $  7,494,000   $         --  $  7,500,000
Issuance of preferred shares        6,000          6,000             --             --      7,494,000             --     7,500,000
Contributed surplus ........           --             --             --             --      1,876,777             --     1,876,777
Comprehensive and net loss .           --             --             --             --             --    (17,731,120)  (17,731,120)
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------
Balances at
    December 31, 2000 ......        6,000   $      6,000          6,000   $      6,000   $ 16,864,777   $(17,731,120) $   (854,343)
                             ============   ============   ============   ============   ============   ============  ============

                             STATEMENT OF CASH FLOWS
                      (expressed in United States dollars)

                                                                             Period From
                                                                             Formation to
                                                                             December 31,
                                                                                2000
                                                                             ------------
Operating activities
Net loss .................................................................   $(17,731,120)
Adjustment to reconcile net loss to net cash used in operating activities:
  Due to shareholders ....................................................        432,313
  Due to companies related through common ownership.......................        422,030
                                                                             ------------
        Net cash used in operating activities ............................    (16,876,777)
                                                                             ------------

Financing activities
  Proceeds from issuance of common shares ................................          6,000
  Proceeds from issuance of preferred shares .............................          6,000
  Increase in contributed capital ........................................     16,864,777
                                                                             ------------
        Net cash provided by financing activities ........................     16,876,777
                                                                             ------------
Change in cash, and cash at beginning and end of period ..................   $         --
                                                                             ============

                             See accompanying notes.

                            DEPOMED DEVELOPMENT, LTD.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                December 31, 2000

1. Organization and Basis of Presentation

      DepoMed Development, Ltd. (the Company) was incorporated on January 7, 2000 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. (EIS), a wholly-owned subsidiary of Elan Corporation plc, (Elan), and DepoMed, Inc. (DMI), holding 19.9% (non-voting shares) and 80.1% of the shares, respectively. The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of "Products" (as defined in the Subscription, Joint Development and Operating Agreement (JDOA) dated January 21, 2000 between DepoMed Development, Ltd. (DDL), EIS, DMI and others). The focus of the collaborative venture is to develop "Products" using the intellectual property of Elan, and DMI and the DDL technology pursuant to the JDOA.

      The Company's financial statements are presented based on the assumption that it was formed pursuant to the execution of a legally binding letter agreement between DMI and EIS and certain Elan affiliates on November 30, 1999. Based on the legally binding agreement, DMI and EIS both recorded their respective shares of operating results for the period from November 30, 1999 to December 31, 1999 in their own separate financial statements for the year ended December 31, 1999.

      The Company's ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders in connection with the shareholders' respective obligations to fund the Company's operations.

2. Significant Accounting Policies

      The Company follows accounting principles generally accepted in the United States. Significant accounting policies are as follows:

Research and Development Costs

      Research costs are charged as an expense of the period in which they are incurred. Development costs are deferred to future periods if certain criteria relating to future benefits are satisfied and if the costs do not exceed the expected future benefits.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Comprehensive Income

      Comprehensive income (loss) approximates net loss for the period ended December 31, 2000.

                            DEPOMED DEVELOPMENT, LTD.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

3. Related Party Transactions

      At the end of the period, the amount due to shareholders and companies related through common ownership represents costs for research and development that are subcontracted to DMI and Elan. Research and development expense of $17,709,017 represents costs under such agreements. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Further, the amount due to shareholders is unsecured, and interest free with no set terms of repayment.

4. In-Process Research and Development

      During the period from formation to December 31, 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. The license acquired related to early stage technology that, in the opinion of management, had not reached technological feasibility. In addition, management concluded that such technology had no alternative future uses. Therefore, the license fee was deemed to be in-process research and development and charged to research and development expense for the period.

5. Shareholders' Equity

Preferred Shares

      In January 2000, the Company issued 6,000 non-voting convertible preference shares (Preferred Shares) for $1,250 per share with a par value of $1.00 each. 3,612 Preferred Shares were issued to DMI and 2,388 Preferred Shares were issued to EIS for net proceeds of $7,500,000. At any time after January 21, 2002, the holders of the Preferred Shares have the right to convert all, or a portion, of such Preferred Shares into common shares on a one-to-one basis. Upon liquidation of the Company, the holders of the Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to shareholders before any distribution or payment is made to the holders of any other classes of stock.

Common Shares

      In January 2000, the Company issued 6,000 voting common shares to DMI for $1,250 per share with a par value of $1.00 each. The Company received net proceeds of $7,500,000 related to this issuance.

Contributed Surplus

      Contributed surplus of $16,864,777 at December 31, 2000 represents the share premium of $14,988,000 on amounts initially contributed by shareholders, as well as additional amounts received from shareholders which represents capital contributions to fund the Company's operating costs.

6. Taxes

      Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

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

            23.1       Consent of Ernst & Young LLP, Independent Auditors

            24.1       Power of Attorney (see page 22)

_____________

* Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)

** Incorporated by reference to Exhibit 10.1 of the company's registration statement on Form S-8 (File No. 333-54982)

*** Incorporated by reference to Exhibit 10.1 of the company's quarterly report on Form 10-QSB filed on May 17, 1998

**** Incorporated by reference to Exhibit 10.2 of the company's quarterly report on Form 10-QSB filed on May 17, 1998

***** Incorporated by reference to the company's Form 8-K filed on February 18, 2000

+        Confidential treatment granted.