Form 10-Q
period 2001-03-31
DEPOMED INC
filed 2001-05-15
CIK 1005201

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-23267

DEPOMED, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	94-3229046
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES /x/  NO / /

    The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of April 30, 2001, was 8,617,913.

DEPOMED, INC.

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheets at March 31, 2001 and December 31, 2000	3
Statements of Operations for the three-month periods ended March 31, 2001 and 2000, and for the period from inception (August 7, 1995) to March 31, 2001	4
Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000, and for the period from inception (August 7, 1995) to March 31, 2001	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21
Signature	22

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEPOMED, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,572,319	$3,878,354
Marketable securities	—	2,620,525
Accounts receivable	28,255	21,775
Receivable from joint venture	359,167	432,313
Prepaid and other current assets	110,645	168,666

Total current assets	5,070,386	7,121,633
Property and equipment, net	1,690,576	1,317,149
Other assets	294,311	293,756

	$7,055,273	$8,732,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,323,170	$797,795
Accrued compensation	221,312	245,471
Other accrued liabilities	184,553	367,227
Payable to joint venture	618,922	684,328
Capital lease obligation, current portion	38,538	39,434
Long-term debt, current portion	117,089	139,181
Other current liabilities	65,584	103,928

Total current liabilities	2,569,168	2,377,364
Capital lease obligation, non-current portion	9,697	18,200
Long-term debt, non-current portion	681,427	217,467
Promissory note from related party, non-current portion	2,261,205	1,533,342
Commitments
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at March 31, 2001 and December 31, 2000	13,042,000	12,822,000
Common stock, no par value, 25,000,000 shares authorized; 8,617,913 shares issued and outstanding at March 31, 2001 and December 31, 2000	24,712,603	24,600,567
Deferred compensation	(2,691)	(24,744)
Deficit accumulated during the development stage	(36,218,136)	(32,808,286)
Accumulated other comprehensive loss	—	(3,372)

Total shareholders' equity	1,533,776	4,586,165

	$7,055,273	$8,732,538

See accompanying notes to Financial Statements.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to March 31, 2001
	2001	2000
Revenue:
Collaborative agreements	$278,255	$—	$2,101,342
Collaborative agreements with affiliates	359,167	376,418	2,113,610

Total revenue	637,422	376,418	4,214,952
Operating expenses:
Research and development	2,655,682	1,272,761	17,322,524
General and administrative	586,619	502,593	7,959,753
Purchase of in-process research and development	—	—	298,154

Total operating expenses	3,242,301	1,775,354	25,580,431
Loss from operations	(2,604,879)	(1,398,936)	(21,365,479)
Other income (expenses):
Equity in loss of joint venture	(630,118)	(330,045)	(14,832,745)
Interest income, net	45,147	81,527	1,007,088

Total other income (expenses)	(584,971)	(248,518)	(13,825,657)
Net loss	(3,189,850)	(1,647,454)	(35,191,136)

Accretion of dividend on preferred stock	(220,000)	(161,000)	(1,027,000)

Net loss applicable to common stock shareholders	$(3,409,850)	$(1,808,454)	$(36,218,136)

Basic and diluted net loss per common share	$(0.40)	$(0.26)

Shares used in computing basic and diluted net loss per common share	8,617,913	7,032,377

See accompanying notes to Financial Statements.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to March 31, 2001
	2001	2000
Operating Activities
Net loss	$(3,189,850)	$(1,647,454)	$(35,191,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	630,118	330,045	14,832,745
Depreciation and amortization	118,318	112,760	1,136,967
Accrued interest expense on notes	32,359	—	76,020
Amortization of deferred compensation	22,053	67,224	944,559
Value of stock options issued for services	—	12,803	152,030
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(6,480)	—	(28,255)
Accounts receivable from joint venture	73,146	(376,418)	(359,167)
Other current assets	58,021	(19,250)	(110,645)
Other assets	(555)	(290,799)	(294,469)
Accounts payable and other accrued liabilities	342,701	177,411	1,507,723
Accrued compensation	(24,159)	(109,949)	153,836
Other current liabilities	(38,344)	—	65,584

Net cash used in operating activities	(1,982,672)	(1,743,627)	(16,816,054)

Investing Activities
Investment in joint venture	(695,524)	—	(14,213,823)
Expenditures for property and equipment	(482,802)	(147,349)	(2,511,969)
Purchases of marketable securities	—	—	(10,778,439)
Maturities of marketable securities	2,614,954	507,170	10,775,483

Net cash provided by (used in) investing activities	1,436,628	359,821	(16,728,748)

Financing Activities
Payments on capital lease obligations	(9,399)	(11,964)	(264,283)
Proceeds on equipment loan	587,472	—	1,187,339
Payments on equipment loan	(33,204)	(29,354)	(276,423)
Proceeds from issuance of notes	695,504	—	3,248,803
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	(364)	4,914,977	23,500,923

Net cash provided by financing activities	1,240,009	4,873,659	38,117,121

Net increase in cash and cash equivalents	693,965	3,489,853	4,572,319
Cash and cash equivalents at beginning of period	3,878,354	934,317	—

Cash and cash equivalents at end of period	$4,572,319	$4,424,170	$4,572,319

Supplemental schedule of noncash investing and financing activities:
Value of warrants issued in connection with debt financing	$112,400	$—	$112,400

See accompanying notes to Financial Statements.

DEPOMED, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

    These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001 or future operating periods.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    As of March 31, 2001 the Company had approximately $4,572,000 in cash and cash equivalents, working capital of $2,501,000 and accumulated losses of $35,191,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company expects its existing capital resources will permit it to meet its capital and operational requirements at least through December 31, 2001.

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

3.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. Marketable securities are classified as available-for-sale and are carried at market value, with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity.

4.  NET LOSS PER COMMON SHARE

    Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

5.  COMPREHENSIVE LOSS

    Total comprehensive loss for the three months ended March 31, 2001 and 2000, approximates net loss and includes unrealized gains and losses on marketable securities.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. The Company adopted SFAS 133, as amended, on January 1, 2001. The adoption of SFAS 133, as amended, had no impact on the Company's financial position or results of operations.

7.  RESEARCH ARRANGEMENTS

    In January 2001, the Company signed an interim letter agreement with an undisclosed New York Stock Exchange listed pharmaceutical company to begin feasibility studies with an undisclosed drug. Under the interim letter agreement, all research and development work with the partner's drug will be funded by the partner until a research and development agreement is negotiated.

8.  COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

    In 1999, the Company formed a joint venture, DepoMed Development, Ltd. (DDL), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies of Elan and DepoMed, Inc. This joint venture, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan. DDL funds its research through capital contributions from its partners based on the partners' ownership percentage. DDL subcontracts research and development efforts to DepoMed, Elan and others. DepoMed began subcontract development work for DDL in January 2000.

    While the Company owns 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in Emerging Issues Task Force Consensus No. 96-16. Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.

    For the three months ended March 31, 2001 and March 31, 2000 and for the period from formation (November 30, 1999) to March 31, 2001, DDL recognized a net loss of approximately

$787,000, $413,000 and $18,518,000, respectively. The net loss from inception to March 31, 2001, includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies. DepoMed recognized 80.1% of DDL's loss, or approximately $630,000, $330,000 and $14,833,000 for the three months ended March 31, 2001 and March 31, 2000 and for the period from formation to March 31, 2001, respectively. To date, DDL has not recognized any revenue.

    In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed's 80.1% share of the joint venture's research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan. The note and accrued interest are convertible at Elan's option into DepoMed's common stock at a per share conversion price of $10.00. The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. In the first quarter of 2001, the Company borrowed approximately $696,000 under the facility. To date, a total of $2,261,000 is outstanding on the note, including $62,000 of accrued interest.

Equipment Financing Credit Facility

    In March 2001, the Company entered into a secured equipment financing credit facility. The credit facility allows the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001. The interest rate is recalculated with each draw at 750 basis points above the current thirty-six (36) month US Treasury Note rate. At the end of March 2001, the Company had utilized approximately $587,500 of the credit facility, at an annual interest rate of 12.0%. Equal payments of principal and interest of approximately $20,000 are due monthly through April 2004. Loans under the facility are collateralized initially by a security interest in all of the Company's assets until the Company completes one or more financings of an aggregate of at least $10,000,000. Upon the completion of qualified financing, the security interest in the Company's assets will be released and the financed equipment will serve as collateral for the loans.

    In connection with the credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company's common stock at $3.98 per share. The warrants are exercisable until March 2006. The Company valued the warrants using the Black-Scholes model and treated the resulting value of $112,400 as debt issuance costs. These costs are offset against the debt obligation and will be amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method.

8.  SHAREHOLDERS' EQUITY

    In conjunction with the formation of DDL, the joint venture with Elan, Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the "Series A Preferred Stock"). The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after January 2002, at Elan's option, into the Company's common stock at a price of $12.00 per share. For the quarters ended March 31, 2001 and 2000, the Company accrued $220,000 and $161,000, respectively, as dividends on the Series A Preferred Stock. Through March 31, 2001, the Company had accrued a total of $1,027,000 related to the dividend on the Series A Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included with the company's Annual Report on Form 10-K for the year ended December 31, 2000 and the company's Financial Statements and related notes thereto appearing elsewhere in this quarterly report. Statements made in this quarterly report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A number of risks and uncertainties, including those discussed under the caption "FACTORS THAT MAY AFFECT FUTURE RESULTS" below and elsewhere in this quarterly report on Form 10-Q, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

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

    In this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

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

    We also have in development Metformin GR™, a potential once-daily metformin product for the treatment of Type II diabetes. In January 2000, we completed a Phase I clinical trial of Metformin GR and, in July 2000, we completed a second Phase I clinical trial of Metformin GR. Both trials showed positive results, and in the third quarter of 2000 we initiated a Phase II clinical trial. Interim results of the Phase II clinical trial suggest that our once-daily Metformin GR is bioequivalent to a twice-daily drug treatment program with Glucophage®, the Bristol Myers Squibb immediate release metformin product. We are planning to begin a Phase III clinical trial with Metformin GR later in 2001. In June 2000, we announced the initiation of a collaboration with AVI Biopharma, Inc. (AVI) to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE antisense agents. In January 2001, we announced the successful completion of a clinical trial with our potential once-daily antibiotic GR formulation, Ciprofloxacin GR™. Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared with CIPRO®, Bayer Corporation's currently marketed ciprofloxacin HCl immediate release product that is taken twice per day. Ciprofloxacin GR is scheduled to enter Phase II clinical trials later in 2001. We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems. We also have in development a GR System formulation of an undisclosed cardiovascular drug. We will ultimately seek marketing partners to commercialize these products.

    DepoMed has generated a cumulative net loss of approximately $35,191,000 for the period from inception through March 31, 2001. Of this net loss, $14,833,000 is attributable to our share of the net loss of DDL.

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

Results of Operations

  Three Months Ended March 31, 2001 and 2000

    Revenue for the quarters ended March 31, 2001 and 2000 was $637,000 and $376,000, respectively. The increase in revenue was due to amounts earned under an interim feasibility agreement with an undisclosed New York Stock Exchange listed pharmaceutical company. Revenue earned from our joint venture, DDL, was $359,000 in 2001, compared to $376,000 in the same period of 2000.

    Research and development expense increased to $2,656,000 for the three months ended March 31, 2001, compared to $1,273,000 in the same period in 2000. The increase was primarily due to expenses for clinical trials with DepoMed proprietary products, including a Phase II trial with Metformin GR which began in September 2000. Consulting expense also increased in the areas of clinical, regulatory and contract drug manufacturing as we sought additional expertise to move our proprietary products through the development process. Also contributing to the increase was the hiring of additional employees and related expenses.

    General and administrative expense for the first quarter of 2001 and 2000 was $587,000 and $503,000, respectively. In the three-month period of 2001, the increase was due to increased salaries, travel expense for business development purposes and insurance expense.

    In the first quarter of 2001 and 2000, we recognized a net loss of approximately $630,000 as our share in the net loss of our joint venture with Elan, compared to $330,000 in the same period in the prior year. The increase is due to increased research and development activities, including clinical trials, performed for the joint venture. We expect to record additional net losses in DDL, at least through the end of 2001.

    Net interest income was approximately $45,000 for the three months ended March 31, 2001, compared to approximately $82,000 during the three months ended March 31, 2000. The decrease was primarily due to interest expense of $34,000 accrued on the Elan convertible loan facility and also due to lower cash and investment balances. Net interest income also includes immaterial gains realized on the sale and maturity of marketable securities.

    In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock ("Series A Preferred Stock") at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after January 2002, at Elan's option, into DepoMed's common stock at a price of $12.00 per share. For the quarter ended March 31, 2001 and 2000, we accrued a dividend on the Series A Preferred Stock of $220,000 and $161,000, respectively. To date, we have accrued a total of $1,027,000 related to the dividend on the Series A Preferred Stock.

Liquidity and Capital Resources

    Cash used in operations in the three months ended March 31, 2001 was approximately $1,983,000, compared to approximately $1,744,000 for the three months ended March 31, 2000. During the three months ended March 31, 2001, the cash used in operations was due to the net loss offset by increases in accounts payable and our equity in the loss of the joint venture. In 2000, the cash used in operations was due primarily to the net loss. Other increases in accounts receivable from the joint venture and other assets, including approximately $290,000 as a security deposit for our new facility, were partially offset by our equity in loss of the joint venture.

    Cash provided by investing activities in the three months ended March 31, 2001 totaled approximately $1,437,000 and consisted of maturities of marketable securities, offset by $696,000 investment in our joint venture and $483,000 in purchases of lab equipment, leasehold improvements and office equipment. Net cash provided by investing activities in the three months ended March 31, 2000 totaled approximately $360,000 and consisted of sales of approximately $507,000 of marketable securities, offset by purchases of laboratory equipment, fixtures and office equipment. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices ("cGMP") in our laboratories. We also expect to spend approximately $200,000 over the next quarter for leasehold improvements at our facility. In March 2001, we signed a secured equipment financing credit facility that will provide financing for equipment purchased from August 2000 through December 31, 2001.

    Cash provided by financing activities in the three months ended March 31, 2001 was approximately $1,240,000 compared to $4,874,000 for the same period of 2000. In 2001, the amount consisted of proceeds of $696,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $587,000 of proceeds from the equipment financing credit facility we signed in March 2001 which financed equipment purchased from August 2000 through January 2001 (See Note 8 of Notes to the Financial Statements, Commitments and Contingencies, Equipment Financing Credit Facility). Cash provided by financing was offset by $43,000 of payments on equipment loans and on capital lease obligations. In 2000, the amount provided by financing activities consisted primarily of net proceeds of approximately $4,915,000 received in January 2000 from a private placement of 717,286 shares of common stock at a price of $7.00 per share.

    As of March 31, 2001, we had approximately $4,572,000 in cash and cash equivalents, working capital of $2,501,000 and accumulated losses of $35,191,000. We expect to continue to incur operating losses over the next several years. Based on currently budgeted spending levels, we anticipate that our capital resources as of March 31, 2001 will permit us to meet our capital and operational requirements at least through December 31, 2001. We are currently negotiating with several pharmaceutical companies to license the Metformin GR product on terms which could provide significant additional funding to the company.

    We base our expectations on our current operating plan which may change as a result of many factors. Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

  •
  results of research and development;

  •
  relationships with collaborative partners;

  •
  changes in the focus and direction of our research and development programs;

  •
  technological advances; and

  •
  results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies.

    We will need substantial funds of our own or from third parties to:

  •
  conduct research and development programs;

  •
  conduct preclinical and clinical testing; and

  •
  manufacture (or have manufactured) and market (or have marketed) potential products using the DepoMed Systems.

    Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available the company may have to:

  •
  curtail operations significantly; or

  •
  obtain funds through entering into collaborative agreements on unattractive terms.

    The inability to raise capital would have a material adverse effect on the company.

Recently Issued Accounting Standards

    In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. The Company adopted SFAS 133, as amended, on January 1, 2001. The adoption of SFAS 133, as amended, had no impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Early Stage of Development; Limited Revenues

    We are at an early stage of development. Accordingly, our business is subject to all of the business risks associated with a new enterprise, including:

  •
  uncertainties regarding product development;

  •
  risks related to collaborative partnering relationships;

  •
  lack of revenue and uncertainty regarding future revenues;

  •
  limited financial and personnel resources; and

  •
  lack of established credit facilities.

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

No Assurance of Successful Product Development

    Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we would need to complete substantial additional research and development on an off-patent drug or a drug provided by a collaborative partner. Even if we are successful, the drug incorporated in the DepoMed System:

  •
  may not be offered for commercial sale; or

  •
  may prove to have undesirable or unintended side effects that prevent or limit its commercial use.

    Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners would need to:

  •
  conduct clinical tests showing that these products are safe and effective; and

  •
  obtain regulatory approval.

    This process involves substantial financial investment. Successful commercial sales of any of these products require:

  •
  market acceptance;

  •
  cost-effective commercial scale production; and

  •
  reimbursement under private or governmental health plans.

    We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

  •
  the DepoMed Systems prove to have unintended or undesirable side effects; or

  •
  products which appear promising in preclinical studies do not demonstrate efficacy in larger scale clinical trials.

    These events could have a material adverse effect on the company.

Dependence on Elan and Other Collaborative Partners

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

    Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements. The company may not be able to enter into future collaborative arrangements on acceptable terms, which would have a material adverse effect on the company. The success of the Elan joint venture and other collaborative arrangements requires that the company's collaborative partners:

  •
  perform their obligations as expected; and

  •
  devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

    It is possible that our collaborative partners may not:

  •
  continue to fund their particular projects;

  •
  perform their agreed-to obligations; or

  •
  choose to develop and make commercial sales of products using the DepoMed Systems.

    For example, in the first quarter of 1999, we completed the first phase of research and development under a March 1998 feasibility agreement with R. W. Johnson Pharmaceutical Research Institute (PRI). We have not had any significant communication with PRI regarding their plans for the product since the first quarter of 1999. In light of this, we no longer expect to continue research and development work on the project even though the project has not been canceled by PRI. There can be no assurance that a collaborative partner's product development decisions will favor the DepoMed Systems or that their timelines will be aligned with our own business strategies.

    Any of following events could have a material adverse effect on the company:

  •
  any parallel development by a collaborative partner of competitive technologies or products;

  •
  arrangements with collaborative partners that limit or preclude the company from developing products or technologies;

  •
  premature termination of an agreement; or

  •
  failure by a collaborative partner to devote sufficient resources to the development; and commercial sales of products using the DepoMed Systems.

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

    In the United States, the United States Food and Drug Administration (FDA) rigorously regulates pharmaceutical products, including any drugs using the DepoMed Systems. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

  •
  In Phase I, the company conducts clinical trials with a small number of subjects to determine a drug's early safety profile and its pharmacokinetic pattern.

  •
  In Phase II, the company conducts clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

  •
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

    Various FDA regulations apply to over-the-counter products that comply with monographs issued by the FDA. These regulations include:

  •
  cGMP requirements;

  •
  general and specific over-the-counter labeling requirements (including warning statements);

  •
  advertising restrictions; and

  •
  requirements regarding the safety and suitability of inactive ingredients.

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

  •
  any patents issued to the company will not be challenged, invalidated or circumvented; or

  •
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

  •
  variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

  •
  success or failure of the company in entering into further collaborative relationships;

  •
  decisions by collaborative partners to proceed or not to proceed with subsequent phases of the relationship or program;

  •
  the timing of any future product introductions by us or our collaborative partners;

  •
  market acceptance of the DepoMed Systems;

  •
  regulatory actions;

  •
  adoption of new technologies;

  •
  the introduction of new products by our competitors;

  •
  manufacturing costs and capabilities;

  •
  changes in government funding; and

  •
  third-party reimbursement policies.

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

We May Not Be Able to Attract and Retain Key Employees

    Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., the President and Chief Executive Officer of DepoMed, and other members of our executive management, and on our ability to attract and retain key management and operating personnel. We maintain key man life insurance on the life of Dr. Fara in the amount of $1,000,000. Management, scientific and operating personnel are in high demand and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the company.

Relationships of Advisors with other Entities

    Two groups (the Policy Advisory Board and Development Advisory Board) advise the company on business and scientific issues and future opportunities. Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with DepoMed may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If we desire access to inventions which are not our property, we will have to obtain licenses to such inventions from these institutions or companies. We may not be able to obtain these licenses on commercially reasonable terms.

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

  •
  the company will be able to obtain product liability insurance for future trials;

  •
  the company will be able to maintain product liability insurance on acceptable terms;

  •
  the company will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or

  •
  any insurance will provide adequate protection against potential liabilities.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    10.1    Loan and Security Agreement dated March 29, 2001 between the company and GATX Ventures, Inc.

  (b)
  Reports on Form 8-K

    None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	DEPOMED, INC.
By /s/ John F. Hamilton John F. Hamilton Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

QuickLinks

DEPOMED, INC.
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DEPOMED, INC. (A Development Stage Company) BALANCE SHEETS
DEPOMED, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
DEPOMED, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
DEPOMED, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE