Form 10-Q
period 2001-06-30
DEPOMED INC
filed 2001-08-14
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 000-23267

DEPOMED, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	94-3229046
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

1360 O’BRIEN DRIVE
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

YES ☒              NO ☐

             The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of August 3, 2001, was 11,526,835.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)	(See Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$7,389,193	$3,878,354
Marketable securities	3,829,190	2,620,525
Accounts receivable	321,272	21,775
Receivable from joint venture	444,944	432,313
Prepaid and other current assets	133,360	168,666

Total current assets	12,117,959	7,121,633

Property and equipment, net	2,074,689	1,317,149
Other assets	294,033	293,756

	$14,486,681	$8,732,538
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,566,318	$797,795
Accrued compensation	293,061	245,471
Other accrued liabilities	81,098	367,227
Payable to joint venture	821,594	684,328
Capital lease obligation, current portion	32,117	39,434
Long-term debt, current portion	298,019	139,181
Other current liabilities	26,488	103,928

Total current liabilities	3,118,695	2,377,364

Capital lease obligation, non-current portion	6,352	18,200
Long-term debt, non-current portion	443,250	217,467
Promissory note from related party, non-current portion	2,933,015	1,533,342

Commitments

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at June 30, 2001 and December 31, 2000	13,266,000	12,822,000
Common stock, no par value, 25,000,000 shares authorized;
11,526,835 and 8,617,913 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	36,099,690	24,600,567
Deferred compensation	-	(24,744)
Deficit accumulated during the development stage	(41,375,941)	(32,808,286)
Accumulated other comprehensive loss	(4,380)	(3,372)

Total shareholders’ equity	7,985,369	4,586,165

	$14,486,681	$8,732,538

See accompanying notes to Financial Statements.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (August 7, 1995) to June 30,
	2001	2000	2001	2000	2001

Revenue:
Collaborative agreements	$393,017	$-	$671,272	$-	$2,494,359
Collaborative agreements with affiliates	444,944	585,562	804,111	961,980	2,558,554

Total revenue	837,961	585,562	1,475,383	961,980	5,052,913

Operating expenses:
Research and development	4,191,794	1,715,616	6,847,476	2,988,377	21,514,318
General and administrative	651,096	494,483	1,237,715	997,076	8,610,849
Purchase of in-process research and development	-	-	-	-	298,154

Total operating expenses	4,842,890	2,210,099	8,085,191	3,985,453	30,423,321

Loss from operations	(4,004,929)	(1,624,537)	(6,609,808)	(3,023,473)	(25,370,408)

Other income (expenses):
Equity in loss of joint venture	(821,594)	(659,961)	(1,451,712)	(990,006)	(15,654,339)
Interest income (expense), net	(107,282)	105,286	(62,135)	186,813	899,806

Total other income (expenses)	(928,876)	(554,675)	(1,513,847)	(803,193)	(14,754,533)

Net loss	(4,933,805)	(2,179,212)	(8,123,655)	(3,826,666)	(40,124,941)

Accretion of dividend on preferred stock	(224,000)	(210,000)	(444,000)	(371,000)	(1,251,000)

Net loss available to common shareholders	$(5,157,805)	$(2,389,212)	$(8,567,655)	$(4,197,666)	$(41,375,941)

Basic and diluted net loss per common share	$(0.56)	$(0.33)	$(0.96)	$(0.59)

Shares used in computing basic and diluted net loss per common share	9,161,338	7,189,363	8,891,127	7,110,870

See accompanying notes to Financial Statements.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
			Period From Inception (August 7, 1995) to
	2001	2000	June 30, 2001

Operating Activities
Net loss	$(8,123,655)	$(3,826,666)	$(40,124,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	1,451,712	990,006	15,654,339
Depreciation and amortization	257,665	186,185	1,276,314
Accrued interest expense on notes	85,227	-	128,888
Amortization of deferred compensation	24,746	134,447	947,252
Value of stock options issued for services	37,902	17,847	189,932
Purchase of in-process research and development	-	-	298,154
Changes in assets and liabilities:
Accounts receivable	(299,497)	-	(321,272)
Accounts receivable from joint venture	(12,631)	(585,562)	(444,944)
Other current assets	35,306	47,835	(133,360)
Other assets	(277)	(289,289)	(294,191)
Accounts payable and other accrued liabilities	482,394	315,547	1,647,416
Accrued compensation	47,590	(69,527)	225,585
Other current liabilities	(77,440)	-	26,488

Net cash used in operating activities	(6,090,958)	(3,079,177)	(20,924,340)

Investing Activities
Investment in joint venture	(1,314,446)	(330,859)	(14,832,745)
Expenditures for property and equipment	(1,002,323)	(265,388)	(3,031,490)
Purchases of marketable securities	(4,438,627)	(1,487,620)	(15,217,066)
Maturities of marketable securities	3,216,072	2,017,770	11,376,601

Net cash used in investing activities	(3,539,324)	(66,097)	(21,704,700)

Financing Activities
Payments on capital lease obligations	(19,165)	(24,362)	(274,049)
Proceeds on equipment loan	587,472	-	1,187,339
Payments on equipment loan	(90,451)	(59,626)	(333,670)
Proceeds from issuance of promissory notes to related parties	1,314,446	-	3,867,745
Payments on notes	-	-	(1,000,000)
Payments on shareholder loans	-	-	(294,238)
Proceeds on issuance of preferred stock	-	-	12,015,000
Proceeds on issuance of common stock, net of issuance costs	11,348,819	4,916,231	34,850,106

Net cash provided by financing activities	13,141,121	4,832,243	50,018,233

Net increase in cash and cash equivalents	3,510,839	1,686,969	7,389,193
Cash and cash equivalents at beginning of period	3,878,354	934,317	-

Cash and cash equivalents at end of period	$7,389,193	$2,621,286	$7,389,193

Supplemental schedule of noncash investing and financing activities:
Value of warrants issued in connection with debt financing	$112,400	$-	$112,400

See accompanying notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

             These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001 or future operating periods.

             The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

             As of June 30, 2001, the Company had approximately $11,218,000 in cash and cash equivalents, working capital of $8,999,000 and accumulated losses of $40,125,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  The Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least December 2002.

2. REVENUE RECOGNITION

             Revenue related to collaborative research agreements with corporate partners and the Company’s joint venture is recognized as the expenses are incurred for each contract.  The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

             The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper.  The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  Marketable securities are classified as available-for-sale and are carried at market value, with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity.

4. NET LOSS PER COMMON SHARE

             Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options and warrants are not included as their effect is antidilutive.

5. COMPREHENSIVE LOSS

             Total comprehensive loss for the three and six months ended June 30, 2001 and 2000, approximates net loss and includes unrealized gains and losses on marketable securities.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

             In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and also, in June 2000, the FASB issued SFAS No. 138, an amendment to SFAS 133.  SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.  The Company adopted SFAS 133, as amended, on January 1, 2001.  The adoption of SFAS 133, as amended, had no impact on the Company’s financial position or results of operations.

             In July 2001, the FASB issued Statement of Financial Reporting Standards No. 141 on Business Combinations (SFAS 141) and Statement of Financial Reporting Standards No. 142 on Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually.  Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.  The adoption of SFAS 141 and 142 is not expected to have a significant impact on the Company’s financial position, as the Company currently does not have goodwill or intangible assets on its balance sheet as of June 30, 2001.

7. RESEARCH ARRANGEMENTS

             In January 2001, the Company signed an interim letter agreement with an undisclosed New York Stock Exchange listed pharmaceutical company to begin feasibility studies with an undisclosed drug.  Under the interim letter agreement, all research and development work with the partner’s drug will be funded by the partner until a research and development agreement is negotiated.

8. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

             In 1999, the Company formed a joint venture, DepoMed Development, Ltd. (DDL), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies of Elan and DepoMed, Inc.  This joint venture, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DDL subcontracts research and development efforts to DepoMed, Elan and others.  DepoMed began subcontract development work for DDL in January 2000.

             While the Company owns 80.1% of the outstanding common stock of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in Emerging Issues Task Force Consensus No. 96-16.  Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.

             For the three and six months ended June 30, 2001 and for the period from formation (November 30, 1999) to June 30, 2001, DDL recognized a net loss of approximately $1,026,000, $1,812,000 and $19,543,000, respectively.  For the three and six months ended June 30, 2000, DDl recognized a net loss of approximately $823,000, $1,236,000 and $16,236,000, respectively.  The net loss from formation to June 30, 2001 and 2000, includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  DepoMed recognized 80.1% of DDL’s loss, or approximately $822,000, $1,452,000 and $15,654,000 for the three and six months ended June 30, 2001 and for the period from formation to June 30, 2001, respectively.  In the same periods of 2000, DepoMed recognized approximately $660,000, $990,000 and $13,005,000, respectively.  To date, DDL has not recognized any revenue.

             In connection with the formation of DDL, Elan made a loan facility available to the Company for up to  $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note and accrued interest are convertible at Elan’s option into DepoMed’s common stock at a per share conversion price of $10.00.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  In the three and six months ended June 30, 2001, the Company borrowed approximately $619,000 and $1,314,000, respectively, under the facility.  To date, a total of $2,933,000 is outstanding on the note, including $115,000 of accrued interest.

Equipment Financing Credit Facility

             In March 2001, the Company entered into a secured equipment financing credit facility.  The credit facility allows the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001.  The interest rate is recalculated with each draw at 750 basis points above the current thirty-six (36) month US Treasury Note rate.  At the end of June 2001, the Company had utilized approximately $587,500 of the credit facility, at an annual interest rate of 12.0%.  Equal payments of principal and interest of approximately $20,000 are due monthly through April 2004.  Loans under the facility are collateralized initially by a security interest in all of the Company's assets until the Company completes one or more financings of an aggregate of at least $10,000,000.  Upon the completion of qualified financing, the security interest in the Company’s assets will be released and the financed equipment will serve as collateral for the loans.

             In connection with the credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company’s common stock at $3.98 per share.  The warrants are exercisable until March 2006.  The Company valued the warrants using the Black-Scholes model and treated the resulting value of $112,400 as debt issuance costs.  These costs are offset against the debt obligation and will be amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method.

8. SHAREHOLDERS’ EQUITY

Private Placement

             In June 2001, the Company completed a private placement of a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,349,000.  All of the warrants are exercisable until June 2006 at a weighted-average exercise price of $4.38.

Preferred Stock Dividend

             In conjunction with the formation of DDL, the joint venture with Elan, Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the “Series A Preferred Stock”).  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into the Company’s common stock at a price of $12.00 per share.  For the three and six months ended June 30, 2001, the Company accrued $224,000 and $444,000, respectively, as dividends on the Series A Preferred Stock.  Through June 30, 2001, the Company had accrued a total of $1,251,000 related to the dividend on the Series A Preferred Stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included with the company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the company’s Financial Statements and related notes thereto appearing elsewhere in this quarterly report.  Statements made in this quarterly report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  A number of risks and uncertainties, including those discussed under the caption “FACTORS THAT MAY AFFECT FUTURE RESULTS” below and elsewhere in this quarterly report on Form 10-Q, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

ABOUT THE COMPANY

             We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies.  We have developed two types of oral drug delivery systems, the Gastric Retention System (the “GR System”) and the Reduced Irritation System (the “RI System” and together, the “DepoMed Systems”).  The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, and the RI System is designed to reduce the gastrointestinal irritation that is a side effect of many orally administered drugs.  In addition, the DepoMed Systems are designed to provide continuous, controlled delivery of an incorporated drug.

             In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

             Since the company’s inception in August 1995, we have devoted substantially all our efforts to research and development conducted on our own behalf and through collaborations with pharmaceutical partners in connection with the DepoMed Systems. Our primary activities since inception (August 7, 1995) have been, in addition to research and development, establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. We have also been involved in revenue generating research and development projects for clients.  To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.

             In November 1999, we entered into a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both companies.  This joint venture, DepoMed Development, Ltd. (“DDL”), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DDL subcontracts research and development efforts to DepoMed, Elan and others.  DepoMed began subcontract development work for DDL in January 2000 and an undisclosed product entered Phase I clinical trials in December 2000. DDL has selected several candidates for a second compound for product development, and is conducting feasibility studies.  DDL expects to make its final selection later in 2001.

             We also have in development Metformin GR™, a potential once-daily metformin product for the treatment of Type II diabetes.  In January 2000, we completed a Phase I clinical trial of Metformin GR and, in July 2000, we completed a second Phase I clinical trial of Metformin GR.  Both trials showed positive results, and in the third quarter of 2000 we initiated a Phase II clinical trial.  Phase II clinical data indicated that our once-daily Metformin GR is bioequivalent to a twice-daily drug treatment program with Glucophage®, the Bristol-Myers Squibb (“BMS”) immediate release metformin product.  In June 2001, we commenced a Phase III clinical trial with Metformin GR.  There can be no assurance that Phase III clinical trials will be successful or that regulatory approval for Metformin GR will be obtained.  Our Metformin GR product will, if approved, be a competitor to BMS’ Glucophage XR®, a once-daily dosage form of metformin that was approved for marketing in the United States in late 2000.

             In June 2000, we announced the initiation of a collaboration with AVI Biopharma, Inc. (“AVI”) to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE antisense agents.  In January 2001, we announced the successful completion of a clinical trial with our potential once-daily antibiotic GR formulation, Ciprofloxacin GR™.  Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared with CIPRO®, Bayer Corporation’s currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  We are planning to begin a Phase II clinical trial with Ciprofloxacin GR in the third quarter of 2001.  We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems, including a GR System formulation of an undisclosed cardiovascular drug.  We will ultimately seek marketing partners to commercialize these products.

             DepoMed has generated a cumulative net loss of approximately $40,125,000 for the period from inception through June 30, 2001.  Of this net loss, $15,654,000 is attributable to our share of the net loss of DDL.

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

Results of Operations

  Three and Six Months Ended June 30, 2001 and 2000

             Revenue for the three months ended June 30, 2001 and 2000 was $838,000 and $586,000, respectively.  Revenue for the six months ended June 30 was $1,475,000 in 2001, compared to $962,000 in the same period of 2000.  The increase in revenue in both the three- and six-month periods was due primarily to amounts earned under an interim feasibility agreement with an undisclosed New York Stock Exchange listed pharmaceutical company.

             Research and development expense increased to $4,192,000 and $6,847,000 for the three and six months ended June 30, 2001, compared to $1,716,000 and $2,988,000 in the same periods of 2000.  The increase was primarily due to expenses for clinical trials with DepoMed proprietary products, including a Phase II trial with Metformin GR, which began in September 2000, and a Phase III trial with Metformin GR, which began in June 2001.  Consulting expense also increased in the areas of clinical, regulatory and contract drug manufacturing as we sought additional expertise to move our proprietary products through the development process.  Also contributing to the increase was increased rent expense and the hiring of additional employees and related expenses.

             General and administrative expense for the second quarter of 2001 and 2000 was $651,000 and $494,000, respectively.  General and administrative expense for the six months ended June 30, 2001 was $1,238,000 compared to $997,000 in the same period of 2000.  In the three-month period of 2001, the increase was due to increased patent and other legal services in regard to business development.  Other increases included expense for expanded investor relations activities and expense for increased insurance limits.  In the six-month period of 2001, the increase was due to increases in expense related to legal and accounting activities, insurance, travel for business development purposes, and investor relations activities.

             In the three and six months ended June 30, 2001, we recognized a net loss of approximately $822,000 and $1,452,000, respectively, as our share in the net loss of our joint venture with Elan, compared to $660,000 and $990,000 in the same periods of the prior year.  The increase was due to increased research and development activities, including clinical trials, performed for the joint venture.  We expect to record additional net losses in DDL, at least through the end of 2001.

             Net interest expense was approximately $107,000 and $62,000 for the three and six months ended June 30, 2001, compared to net interest income of approximately $105,000 and $187,000 for the same periods of 2000.  The decrease in net interest income was primarily due to interest expense of $53,000 and $88,000 accrued on the Elan convertible loan facility for the three and six months ended June 30, 2001.  Other contributing factors were lower cash and investment balances and interest paid at time of purchase of available-for-sale securities.  Net interest income also includes immaterial gains realized on the sale and maturity of marketable securities.

             In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock (“Series A Preferred Stock”) at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into DepoMed’s common stock at a price of $12.00 per share.  For the quarter ended June 30, 2001 and 2000, we accrued a dividend on the Series A Preferred Stock of $224,000 and $210,000, respectively.  For the six months ended June 30, 2001 and 2000 we accrued a dividend of $444,000 and $371,000, respectively.  To date, we have accrued a total of $1,251,000 related to the dividend on the Series A Preferred Stock.

Liquidity and Capital Resources

             Cash used in operations in the six months ended June 30, 2001 was approximately $6,091,000, compared to approximately $3,079,000 for the six months ended June 30, 2000. During the six months ended June 30, 2001, the cash used in operations was due primarily to the net loss offset by our equity in the loss in the joint venture, increases in accounts payable and decreases in accounts receivable.  In 2000, the cash used in operations was due primarily to the net loss.

             Cash used in investing activities in the six months ended June 30, 2001 totaled approximately $3,539,000 and consisted of net increases in marketable securities of $1,223,000, as well as $1,314,000 investment in our joint venture and $1,002,000 in purchases of lab equipment, leasehold improvements and office equipment.  Net cash used in investing activities in the six months ended June 30, 2000 totaled approximately $66,000 and consisted of our investment in our joint venture and purchases of lab equipment, office equipment and leasehold improvements, offset by a net decrease in marketable securities of approximately $530,000.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices (“cGMP”) in our laboratories.  In March 2001, we signed a secured equipment financing credit facility that will provide financing for equipment purchased from August 2000 through December 31, 2001.

             Cash provided by financing activities in the six months ended June 30, 2001 was approximately $13,141,000 compared to $4,832,000 for the same period of 2000.  In 2001, the amount consisted of net proceeds of approximately $11,349,000 from a private placement completed in June for 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock (See Note 8 of Notes to Financial Statements, Private Placement).  Other financing included $1,314,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $587,000 of proceeds from the equipment financing credit facility we signed in March 2001.  Cash provided by financing was offset by $110,000 of payments on equipment loans and capital lease obligations.  In 2000, the amount provided by financing activities consisted primarily of net proceeds of approximately $4,916,000 received in January 2000 from a private placement of 717,286 shares of common stock at a price of $7.00 per share offset by $84,000 of payments on equipment loans and capital lease obligations.

             As of June 30, 2001, we had approximately $11,218,000 in cash and cash equivalents, working capital of $8,999,000 and accumulated losses of $40,125,000.  We expect to continue to incur operating losses over the next several years.  Based on currently budgeted spending levels, we anticipate that our capital resources as of June 30, 2001 will permit us to meet our capital and operational requirements through at least December 2002.  We are currently negotiating with several pharmaceutical companies to license the Metformin GR product on terms which could provide significant additional funding to the company.

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

             Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.  We have limited credit facilities and no other committed source of capital.  To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.  If adequate funds are not available the company may have to:

•	curtail operations significantly; or

•	obtain funds through entering into collaborative agreements on unattractive terms.

             The inability to raise capital would have a material adverse effect on the company.

Recently Issued Accounting Standards

             In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and also, in June 2000, the FASB issued SFAS No. 138, an amendment to SFAS 133.  SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.  The company adopted SFAS 133, as amended, on January 1, 2001.  The adoption of SFAS 133, as amended, had no impact on the company’s financial position or results of operations.

             In July 2001, the FASB issued Statement of Financial Reporting Standards No. 141 on Business Combinations (SFAS 141) and Statement of Financial Reporting Standards No. 142 on Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually.  Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.  The adoption of SFAS 141 and 142 is not expected to have a significant impact on our financial position, as we currently do not have goodwill or intangible assets on our balance sheet as of June 30, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We are at an early stage of development and we expect operating losses in the future

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

We may not be able to develop a successful product

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

Most of our revenue is derived from our relationship with Elan and our strategy is dependent upon entering into additional collaborative relationships

             We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies.  Currently, most of our revenues are derived from our joint venture with Elan.  If our joint venture with Elan is terminated or fails to produce desired results, our revenues and results of operations will suffer.

             Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements.  The company may not be able to enter into future collaborative arrangements on acceptable terms, which would have a material adverse effect on us.  The success of the Elan joint venture and other collaborative arrangements requires that the company’s collaborative partners:

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

Disputes may arise from collaborative arrangements

             Collaborative agreements are generally complex and may contain provisions which give rise to disputes regarding the relative rights and obligations of the parties.  Any such dispute could delay collaborative research, development or commercialization of potential products, or could lead to lengthy, expensive litigation or arbitration.  In addition, the terms of our past and future collaborative partner agreements may limit or preclude us from developing products or technologies developed pursuant to such agreements.

             In July 1996, the company and Bristol-Myers Squibb (“BMS”) entered into a letter agreement regarding a joint research project relating to the development of a product consisting of formulations of a BMS drug incorporated in the GR System (the “BMS Agreement”).  After we completed our research under the BMS Agreement, BMS decided in early 1999 not to exercise its option to license the resulting product and to proceed instead with its own internally-developed product.  The BMS Agreement by its terms prohibits us from exploiting any formulations of the BMS drug developed pursuant to the BMS drug developed under the BMS Agreement.

             Independent of the BMS Agreement, we have developed a proprietary product, currently in clinical trials, incorporating the BMS drug (which is no longer covered by a U.S. patent) into the GR System.  We believe that our development of this product does not contravene any of our obligations under the BMS Agreement.  However, there can be no assurance that BMS will not assert that we have violated the terms of the BMS Agreement or dispute our sole ownership of any patent that relates to the product.  If BMS were to make such an assertion, we could be subject to costly and time-consuming litigation, the outcome of which would be uncertain.

We may not be able to compete successfully in the pharmaceutical product and drug delivery system industries

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

Failure to obtain regulatory approval could harm our business

             Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners.  Governmental approval is required for all potential pharmaceutical products using the DepoMed Systems and the manufacture and marketing of products using the DepoMed Systems prior to the commercial use of those products.  The regulatory process will take several years and require substantial funds.  In addition, various forms of regulatory exclusivity (including generic drug exclusivity and pediatric exclusivity), which extend beyond patent protection, may delay market approval for products using the DepoMed Systems.  If products using the DepoMed Systems do not receive the required regulatory approvals or if such approvals are delayed, our business would be materially adversely affected.  There can be no assurance that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

             In the United States, the United States Food and Drug Administration (the “FDA”) rigorously regulates pharmaceutical products, including any drugs using the DepoMed Systems.  If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions.  These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production.  The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

             The company generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings.  These studies evaluate the potential efficacy and safety of the product.  The company then submits the results of these studies to the FDA as part of an Investigational New Drug application (“IND”), which must become effective before beginning clinical testing in humans.

             Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•	In Phase I, the company conducts clinical trials with a small number of subjects to determine a drug’s early safety profile and its pharmacokinetic pattern.

•	In Phase II, the company conducts clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

•	In Phase III, the company conducts large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety vis-à-vis existing approved therapies, as required by the FDA prior to commercialization.

             The FDA closely monitors the progress of each phase of clinical testing.  The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients.

             The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug application (an “NDA”) for approval prior to commercialization.  An NDA requires that our products are compliant with current Good Manufacturing Practice standards (“cGMP”). Failure to achieve or maintain cGMP standards for products using the DepoMed Systems would adversely impact their marketability.  In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application.  Failure to receive approval for any products using the DepoMed Systems would have a material adverse effect on the company.

             The FDA regulates not only prescription and over-the-counter drugs approved by NDAs, but also over-the-counter products that comply with monographs issued by the FDA.  These monograph regulations include:

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

             Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally.  Foreign approval procedures vary from country to country.  The time required for approval may delay or prevent marketing in certain countries.  In certain instances the company or its collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA.  The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval.  Although there is now a centralized European Union (“EU”) approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements.  Many of these procedures and requirements are time-consuming and expensive.  Some EU countries require price approval as part of the regulatory process.  These constraints can cause substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not meaningfully indicate that another country will approve the product.

We will depend on third parties for manufacturing, marketing and sales of products using the DepoMed Systems

             Although we are currently completing a pilot scale cGMP manufacturing facility which will enable us to manufacture products for clinical trials, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture commercial products using the DepoMed Systems.  There may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of products using the DepoMed Systems. As a result, our dependence on third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to develop and deliver such products on a timely and competitive basis. In addition, we do not intend to establish sales and marketing capabilities but expect to rely on our collaborative partners or to enter into distributor arrangements to market and sell products using the DepoMed Systems.  We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties.  Failure to do so would have a material adverse effect on the company.

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

We may be unable to protect our intellectual property and we may be liable for infringing the intellectual property of others

             Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets.  Our policy is to file patent applications in the United States and foreign jurisdictions.  We currently hold three issued United States patents and six United States patent applications are pending.  Additionally, we are currently preparing a series of patent applications, representing our expanding technology, for filing in the United States.  We have also applied for patents in numerous foreign countries.  Some of those countries have granted our applications and other applications are still pending.  No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

             With respect to already issued patents and any patents which may issue from our applications, there can be no assurance that claims allowed will be sufficient to protect our technologies.  The United States maintains patent applications filed prior to November 29, 2000 in secrecy until a patent issues.  As a result, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology.  Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that may block our patent rights or permit the competitors to compete without infringing on our patent rights.  In addition, there can be no assurance that:

•	any patents issued us will not be challenged, invalidated or circumvented; or

•	the rights granted under the patents issued to us will provide proprietary protection or commercial advantage to us.

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

             Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on our not infringing others’ patents.  We are not aware of any claim of patent infringement against us.  However, if claims concerning patents and proprietary technologies arise and are determined adversely to us, the claims could have a material adverse effect on us.  Extensive litigation regarding patent and other intellectual property rights is common in the pharmaceutical industry.  We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.  There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction.  Whether or not the outcome of litigation is favorable to us, the diversion of our financial and managerial resources to such litigation could have a material adverse effect on us.  We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or those of other parties.  Adverse determinations in litigation or interference proceedings could require us to seek licenses, which may not be available on commercially reasonable terms, or subject us to significant liabilities to third parties.  These events could have a material adverse effect on us.

Our advisors have relationships with other entities

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

Reform of the healthcare industry may affect our business and the availability of healthcare reimbursement

             The government, medical professionals, third-party payors and the pharmaceutical industry are seeking ways to contain or reduce the cost of health care.  Changes in the healthcare industry could impact our business, particularly to the extent that the company develops the DepoMed Systems for use in prescription drug applications.

             Certain foreign governments regulate pricing or profitability of prescription pharmaceuticals sold in their countries.  There have been a number of federal and state proposals to implement similar government control in the United States, particularly with respect to Medicare payments.  In addition, downward pressure on pharmaceutical pricing in the United States has increased due to an enhanced emphasis on managed care.  We cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business.  However, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital.  Further, the adoption of such proposals or efforts would have a material adverse effect on us and our partners.

             Sales of any products developed using the DepoMed Systems in domestic and foreign markets will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities and private health insurers.  Third-party payors are increasingly challenging the price and cost-effectiveness of prescription pharmaceutical products.  Significant uncertainty exists as to the reimbursement status of newly approved healthcare products.  Accordingly, products using the DepoMed Systems may not be eligible for third-party reimbursement at price levels sufficient for us or our collaborative partners to realize appropriate returns on our investments in the DepoMed Systems.

We could become subject to product liability litigation

             Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products.  Any such claims could have a material adverse effect on the company.  We have obtained product liability insurance for clinical trials currently underway, but there can be no assurance that:

•	we will be able to obtain product liability insurance for future trials;

•	we will be able to maintain product liability insurance on acceptable terms;

•	we will be able to secure increased coverage if the commercialization of products using the DepoMed Systems proceeds; or

•	any insurance will provide adequate protection against potential liabilities.

Our quarterly operating results may fluctuate

             The following factors will affect our quarterly operating results and may result in a material adverse effect on the company:

•	variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

•	success or failure of the company in entering into further collaborative relationships;

•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of the relationship or program;

•	the timing of any future product introductions by us or our collaborative partners;

•	market acceptance of the DepoMed Systems;

•	regulatory actions;

•	adoption of new technologies;

•	the introduction of new products by our competitors;

•	manufacturing costs and capabilities;

•	changes in government funding; and

•	third-party reimbursement policies.

We are reliant on a continuous power supply to conduct business, and we are subject to disruption of operations and increase of expense from California’s current energy crisis

             California is in the midst of an energy crisis that could disrupt our operations and increase our expenses.  In the event of an acute power shortage, California has on occasion implemented, and may in the future continue to implement, rolling blackouts throughout California.  We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in the company’s power supply.  If blackouts interrupt the company’s power supply, we would be temporarily unable to continue operations at our facilities, which could substantially harm our business and results of operations.

             Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government has caused power prices to increase.  Under the revised regulatory scheme, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price.  Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year.  If wholesale prices continue to increase, our operating expenses will likely increase.

Business interruptions could harm our business

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

We may not be able to attract and retain key employees

             Our success is dependent in large part upon the continued services of John W. Fara, the Chairman, President and Chief Executive Officer of the company, and other members of our executive management, and on our ability to attract and retain key management and operating personnel.  We maintain key man life insurance on the life of Dr. Fara in the amount of $1,000,000.  Management, scientific and operating personnel are in high demand and are often subject to competing offers.  The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the company.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The company held its annual meeting of shareholders on June 5, 2001 to consider and vote on the following proposals:  (i) election of directors until the next annual meeting of shareholders (Proposal 1) and (ii) ratification of Ernst & Young LLP as the company’s independent auditors (Proposal 2).

             Proposal 1  Drs. John W. Fara, John W. Shell, Messrs. John N. Shell, G. Steven Burrill, Julian N. Stern and Dr. W. Leigh Thompson, each of whom was a director of DepoMed prior to the annual meeting, were elected as directors of the company to serve until the next annual meeting of the shareholders of DepoMed.  Of the 6,894,093 shares voted at the annual meeting, 6,870,042 shares were voted for the election of Dr. Fara with 24,051 shares voting against Dr. Fara; 6,879,092 shares were voted for the election of Dr. Shell with 15,001 shares voting against Dr. Shell; 6,875,943 shares were voted for the election of Mr. Shell with 18,150 voting against Mr. Shell; 6,883,343 shares were voted for the election of Mr. Burrill with 10,750 voting against Mr. Burrill; 6,884,242 shares were voted for the election of Mr. Stern and 9,851 were voted against Mr. Stern and 6,883,192 shares were voted for the election of Dr. Thompson with 10,901 shares voting against Dr. Thompson.

             Proposal 2  The shareholders of DepoMed approved Proposal 2 with a vote of 6,883,732 for, 3,600 shares against, with 6,761 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	DEPOMED, INC.

By /s/ John F. Hamilton

John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)