Form 10-Q
period 2001-09-30
DEPOMED INC
filed 2001-11-14
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

YES ☒                       NO ☐

                The number of issued and outstanding shares of the Registrant's Common Stock, no par value, as of November 2, 2001, was 11,526,835.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Balance Sheets at September 30, 2001 and December 31, 2000

Statements of Operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and for the period from inception (August 7, 1995) to September 30, 2001

Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000, and for the period from inception (August 7, 1995) to September 30, 2001

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signature

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS
	September 30, 2001	December 31, 2000
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,607,270	$3,878,354
Marketable securities	3,011,600	2,620,525
Accounts receivable	600,789	21,775
Receivable from joint venture	679,145	432,313
Prepaid and other current assets	128,381	168,666
Total current assets	9,027,185	7,121,633

Property and equipment, net	2,098,444	1,317,149
Other assets	294,033	293,756
	$11,419,662	$8,732,538
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,427,708	$797,795
Accrued compensation	339,818	245,471
Other accrued liabilities	303,826	367,227
Payable to joint venture	875,852	684,328
Capital lease obligation, current portion	23,187	39,434
Long-term debt, current portion	447,504	139,181
Other current liabilities	—	103,928
Total current liabilities	3,417,895	2,377,364

Capital lease obligation, non-current portion	5,341	18,200
Long-term debt, non-current portion	790,807	217,467
Promissory note from related party, non-current portion	3,820,838	1,533,342

Commitments

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	13,499,000	12,822,000
Common stock, no par value, 25,000,000 shares authorized; 11,526,835 and 8,617,913 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	36,081,398	24,600,567
Deferred compensation	—	(24,744)
Deficit accumulated during the development stage	(46,198,160)	(32,808,286)
Accumulated other comprehensive loss	2,543	(3,372)
Total shareholders’ equity	3,384,781	4,586,165
	$11,419,662	$8,732,538

See accompanying notes to Financial Statements.

DEPOMED, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		(August 7, 1995) to September 30,

2001

2000

2001

2000

2001

Revenue:
Collaborative agreements	$529,516	$21,775	$1,200,788	$21,775	$3,023,875
Collaborative agreements with affiliates	679,145	360,151	1,483,256	1,322,131	3,237,699

Total revenue	1,208,661	381,926	2,684,044	1,343,906	6,261,574

Operating expenses:
Research and development	4,392,032	1,830,000	11,239,508	4,818,377	25,906,350
General and administrative	576,676	437,829	1,814,391	1,434,905	9,187,525
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	4,968,708	2,267,829	13,053,899	6,253,282	35,392,029

Loss from operations	(3,760,047)	(1,885,903)	(10,369,855)	(4,909,376)	(29,130,455)

Other income (expenses):
Equity in loss of joint venture	(875,852)	(513,293)	(2,327,564)	(1,503,299)	(16,530,191)
Interest income (expense), net	46,680	20,324	(15,455)	207,137	946,486

Total other income (expenses)	(829,172)	(492,969)	(2,343,019)	(1,296,162)	(15,583,705)

Net loss	(4,589,219)	(2,378,872)	(12,712,874)	(6,205,538)	(44,714,160)

Accretion of dividend on preferred stock	(233,000)	(217,000)	(677,000)	(588,000)	(1,484,000)

Net loss applicable to common shareholders	$(4,822,219)	$(2,595,872)	$(13,389,874)	$(6,793,538)	$(46,198,160)

Basic and diluted net loss per common share	$(0.42)	$(0.36)	$(1.37)	$(0.95)

Shares used in computing basic and diluted net loss per common share	11,526,835	7,189,363	9,779,351	7,137,225

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From Inception
	Nine Months Ended September 30,		(August 7, 1995) to
	2001	2000	September 30, 2001
Operating Activities
Net loss	$(12,712,874)	$(6,205,538)	$(44,714,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	2,327,564	1,503,299	16,530,191
Depreciation and amortization	433,418	267,254	1,452,067
Accrued interest expense on notes	151,456	3,662	195,117
Amortization of deferred compensation	24,745	201,672	947,251
Value of stock options issued for services	37,902	68,608	189,932
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(579,014)	(21,775)	(600,789)
Accounts receivable from joint venture	(246,832)	(360,151)	(679,145)
Other current assets	40,285	111,638	(128,381)
Other assets	(277)	(289,289)	(294,191)
Accounts payable and other accrued liabilities	566,512	426,742	1,731,534
Accrued compensation	94,347	(25,232)	272,342
Other current liabilities	(103,928)	—	—
Net cash used in operating activities	(9,966,696)	(4,319,110)	(24,800,078)

Investing Activities
Investment in joint venture	(2,136,040)	(990,006)	(15,654,339)
Expenditures for property and equipment	(1,186,372)	(466,170)	(3,215,539)
Purchases of marketable securities	(4,438,627)	(1,487,620)	(15,217,066)
Maturities of marketable securities	4,025,126	3,523,610	12,185,655
Net cash (used in) provided by investing activities	(3,735,913)	579,814	(21,901,289)

Financing Activities
Payments on capital lease obligations	(29,106)	(32,604)	(283,990)
Proceeds on equipment loan	1,155,370	—	1,755,237
Payments on equipment loan	(161,307)	(90,846)	(404,526)
Proceeds from issuance of promissory notes to related parties	2,136,040	990,006	4,689,339
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	11,330,528	4,915,184	34,831,815
Net cash provided by financing activities	14,431,525	5,781,740	51,308,637

Net increase in cash and cash equivalents	728,916	2,042,444	4,607,270
Cash and cash equivalents at beginning of period	3,878,354	934,317	—
Cash and cash equivalents at end of period	$4,607,270	$2,976,761	$4,607,270
Supplemental schedule of noncash investing and financing activities:
Value of warrants issued in connection with debt financing	$112,400	$—	$112,400

See accompanying notes to Financial Statements.

DEPOMED, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

                These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001 or future operating periods.

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

                As of September 30, 2001, the Company had approximately $7,619,000 in cash and cash equivalents, working capital of $5,609,000 and accumulated losses of $44,714,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  As more fully discussed in the Management's Discussion and Analysis, the Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least June 2002.

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

5. COMPREHENSIVE LOSS

                Total comprehensive loss for the three and nine months ended September 30, 2001 and 2000, approximates net loss and includes unrealized gains and losses on marketable securities.

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

In July 2001, the FASB issued Statement of Financial Reporting Standards No. 141 on Business Combinations (SFAS 141) and Statement of Financial Reporting Standards No. 142 on Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually.  Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.  The adoption of SFAS 141 and 142 had no impact on the Company’s financial position.

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

8. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

                In 1999, the Company formed a joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies of Elan and DepoMed, Inc.  This joint venture, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DDL subcontracts research and development efforts to DepoMed, Elan and others.  DepoMed began subcontract development work for DDL in January 2000.

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

                For the three and nine months ended September 30, 2001 and for the period from formation (November 30, 1999) to September 30, 2001, DDL recognized a net loss of approximately $1,093,000, $2,906,000 and $20,637,000, respectively.  For the three and nine months ended September 30, 2000, DDL recognized a net loss of approximately $641,000, $1,877,000, respectively.  The net loss from formation to September 30, 2001 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  DepoMed recognized 80.1% of DDL’s loss, or approximately $876,000, $2,328,000 and $16,530,000 for the three and nine months ended September 30, 2001 and for the period from formation to September 30, 2001, respectively.  For the three and nine months ended September 30, 2000, DepoMed recognized approximately $513,000 and $1,503,000, respectively.  To date, DDL has not recognized any revenue.

                In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note and accrued interest are convertible at Elan’s option into DepoMed’s common stock at a per share conversion price of $10.00.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  In the three and nine months ended September 30, 2001, the Company borrowed approximately $822,000 and $2,136,000, respectively, under the facility.  To date, a total of $3,821,000 is outstanding on the note, including $181,000 of accrued interest.

Equipment Financing Credit Facility

                In March 2001, the Company entered into a secured equipment financing credit facility.  The credit facility allows the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001.  The interest rate is recalculated with each draw at 750 basis points above the current thirty-six (36) month US Treasury Note rate.  At the end of September 2001, the Company had utilized approximately $1,155,400 of the credit facility.  The first draw under the facility, completed in March, was $587,500, at an annual interest rate of 12.0%.  Equal payments of principal and interest of approximately $20,000 are due monthly through April 2004.  The second draw under the facility, completed in September, was $567,900, at an annual interest rate of 11.64%.  Equal payments of principal and interest of approximately $16,500 are due monthly through March 2005.  Loans under the facility are collateralized initially by a security interest in all of the Company's assets until the Company completes one or more financings of an aggregate of at least $10,000,000.  Upon the completion of qualified financing, the security interest in the Company’s assets will be released and the financed equipment will serve as collateral for the loans.

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

9. SHAREHOLDERS’ EQUITY

Private Placement

                In June 2001, the Company completed a private placement of a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,331,000.  All of the warrants are exercisable until June 2006 at a weighted-average exercise price of $4.38.

Preferred Stock Dividend

                In conjunction with the formation of DDL, the joint venture with Elan, Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the “Series A Preferred Stock”).  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into the Company’s common stock at a price of $12.00 per share.  For the three and nine months ended September 30, 2001, the Company accrued $233,000 and $677,000, respectively, as dividends on the Series A Preferred Stock.  Through September 30, 2001, the Company had accrued a total of $1,484,000 related to the dividend on the Series A Preferred Stock.

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

                In November 1999, we entered into a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using the drug delivery technologies and expertise of DepoMed and Elan.  This joint venture, DepoMed Development, Ltd. (“DDL”), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DDL subcontracts research and development efforts to DepoMed, Elan and others.  DepoMed began subcontract development work for DDL in January 2000 and an undisclosed product entered Phase I clinical trials in December 2000. DDL has selected several candidates for a second compound for product development, and is conducting feasibility studies.  DDL expects to make its final selection in 2002.

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

In June 2000, we announced the initiation of a collaboration with AVI Biopharma, Inc. (“AVI”) to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE antisense agents.  In January 2001, we announced the successful completion of a clinical trial with our potential once-daily antibiotic GR formulation, Ciprofloxacin GR™.  Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared to CIPRO®, Bayer Corporation’s currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  In October 2001, we initiated a Phase II clinical trial with Ciprofloxacin GR.  We are also developing certain other product candidates expected to benefit from incorporation into the DepoMed Systems, including a GR System formulation of an undisclosed cardiovascular drug.  We will ultimately seek marketing partners to commercialize these products.

DepoMed has generated a cumulative net loss of approximately $44,714,000 for the period from inception through September 30, 2001.  Of this net loss, $16,530,000 is attributable to our share of the net loss of DDL.

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

Results of Operations

  Three and Nine Months Ended September 30, 2001 and 2000

Revenue for the three months ended September 30, 2001 and 2000 was $1,209,000 and $382,000,respectively.  Revenue for the nine months ended September 30, 2001 was $2,684,000, compared to $1,344,000 in the same period of 2000.  The increase in revenue in both the three- and nine-month periods was due primarily to amounts earned under an interim feasibility agreement with an undisclosed New York Stock Exchange listed pharmaceutical company.  Revenue from our joint venture also increased due to work performed on additional drug candidates.

Research and development expense increased to $4,392,000 and $11,240,000 for the three and nine months ended September 30, 2001, compared to $1,830,000 and $4,818,000 in the same periods of 2000.  The increase was primarily due to expenses for clinical trials with DepoMed proprietary products, including completion of a Phase II trial with Metformin GR, which began in September 2000, and a Phase III trial with Metformin GR, which began in the third quarter of 2001, and the initiation of a Phase II trial with Ciprofloxacin GR.  Salaries and related expense and laboratory supplies increased from last year due to additional hiring.  Also contributing to the increase was higher amortization expense due to the completion of the build-out of our facility.

General and administrative expense for the third quarter of 2001 and 2000 was $577,000 and $438,000, respectively.  General and administrative expense for the nine months ended September 30, 2001 was $1,814,000 compared to $1,435,000 in the same period of 2000.  In the three-month period of 2001, the increase was due to increased patent and other legal services in regard to business development.  Other increases included expense for expanded investor relations activities and expense for increased insurance limits.  In the nine-month period of 2001, the increase was due to increases in expenses related to legal and accounting activities, insurance, travel, and investor relations, all due to increased business development activities.

In the three and nine months ended September 30, 2001, we recognized a net loss of approximately $876,000 and $2,328,000, respectively, as our share in the net loss of our joint venture with Elan, compared to $513,000 and $1,503,000 in the same periods of the prior year.  The increase was due to increased research and development activities, including clinical trials, performed for the joint venture.  We expect to record additional losses in DDL, at least through the end of 2001.

Net interest income was approximately $47,000 and $20,000 for the three months ended September 30, 2001 and 2000, respectively.  Interest expense increased from $19,000 to $100,000 due to amounts borrowed under the equipment loan and the promissory note from Elan, but was offset by increased interest income due to increased cash and investment balances.  Net interest expense was $15,000 for the nine months ended September 30, 2001 compared to net interest income of $207,000 for the same period in 2000.  The decrease in net interest income was due to increased interest expense on amounts borrowed under the equipment loan and the promissory note from Elan.  Net interest income also includes immaterial gains realized on the sale and maturity of marketable securities.

                In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock (“Series A Preferred Stock”) at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into DepoMed’s common stock at a price of $12.00 per share.  For the quarter ended September 30, 2001 and 2000, we accrued a dividend on the Series A Preferred Stock of $233,000 and $217,000, respectively.  For the nine months ended September 30, 2001 and 2000, we accrued a dividend of $677,000 and $588,000, respectively.  To date, we have accrued a total of $1,484,000 related to the dividend on the Series A Preferred Stock.

Liquidity and Capital Resources

Cash used in operations in the nine months ended September 30, 2001 was approximately $9,967,000, compared to approximately $4,319,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, the cash used in operations was due primarily to the net loss offset by our equity in the loss of the joint venture.

Cash used in investing activities in the nine months ended September 30, 2001 totaled approximately $3,736,000 and consisted primarily of a $2,136,000 investment in our joint venture and $1,186,000 in purchases of lab equipment, leasehold improvements and office equipment. Net cash used in investing activities in the nine months ended September 30, 2000 totaled approximately $580,000 and consisted of our investment in our joint venture and purchases of lab equipment, office equipment and leasehold improvements, offset by a net decrease in marketable securities of approximately $2,035,000.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices (“cGMP”) in our laboratories.  In March 2001, we signed a secured equipment financing credit facility that will provide financing for equipment purchased from August 2000 through December 2001.

Cash provided by financing activities in the nine months ended September 30, 2001 was approximately $14,432,000 compared to $5,782,000 for the same period of 2000.  In 2001, the amount consisted of net proceeds of approximately $11,331,000 from a private placement completed in June for 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock (See Note 9 of Notes to Financial Statements, Shareholders' Equity, Private Placement).  Other financing included $2,136,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $1,155,000 of proceeds from the equipment financing credit facility we signed in March 2001.  Cash provided by financing was offset by $190,000 of payments on equipment loans and capital lease obligations.  In 2000, the amount provided by financing activities consisted primarily of net proceeds of approximately $4,916,000 received in January 2000 from a private placement of 717,286 shares of common stock at a price of $7.00 per share.

As of September 30, 2001, we had approximately $7,619,000 in cash and cash equivalents, working capital of $5,609,000 and accumulated losses of $44,714,000.  We expect to continue to incur operating losses over the next several years.  Based on currently budgeted spending levels, we anticipate that our capital resources will permit us to meet our capital and operational requirements through at least June 2002. We are seeking additional funding to support the Metformin GR clinical trials to their conclusion, as well as our other development programs.  If we are unsuccessful in securing such funding, it may become necessary for us to temporarily halt some of our clinical trials until we can successfully enter into a collaborative agreement covering our Metformin GR product, which may not be accomplished.

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

Recently Issued Accounting Standards

In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and also, in June 2000, the FASB issued SFAS No. 138, an amendment to SFAS 133.  SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.  We adopted SFAS 133, as amended, on January 1, 2001.  The adoption of SFAS 133, as amended, had no impact on our financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Reporting Standards No. 141 on Business Combinations (SFAS 141) and Statement of Financial Reporting Standards No. 142 on Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually.  Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.  The adoption of SFAS 141 and 142 had no impact on our financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We are  at an early stage of development and we expect operating losses in the future

We areat an early stage of development.  Accordingly, our business is subject to all of the business risks associated with a new enterprise, including:

•         uncertainties regarding product development;

•         risks related to collaborative partnering relationships;

•         lack of revenue and uncertainty regarding future revenues;

•         limited financial and personnel resources; and

•         limited credit facilities.

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

                In July 1996, the company and Bristol-Myers Squibb (“BMS”) entered into a letter agreement regarding a joint research project relating to the development of a product consisting of formulations of a BMS drug incorporated in the GR System (the “BMS Agreement”).  After we completed our research under the BMS Agreement, BMS decided in early 1999 not to exercise its option to license the resulting product and to proceed instead with its own internally-developed product.  The BMS Agreement by its terms prohibits us from exploiting any formulations of the BMS drug developed pursuant to the BMS Agreement.

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

The impact of recent changes in global economic conditions may negatively impact our stock price

                The domestic and international economic environment is more uncertain than it has been in recent periods.  Additionally, the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania, and the United States’ military response, has further affected economic certainty and global economic conditions.  Economic and political uncertainty resulting form the attacks and the U.S. military response could adversely affect our development efforts as well as those of our collaborative partners.  This could have a material adverse effect on our results of operations and our stock price.

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

We may be unable to protect our intellectual property and we may be liable for infringing the intellectual property of others

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets.  Our policy is to file patent applications in the United States and foreign jurisdictions.  We currently hold three issued United States patents and eleven United States patent applications are pending.  Additionally, we are currently preparing a series of patent applications, representing our expanding technology, for filing in the United States.  We have also applied for patents in numerous foreign countries.  Some of those countries have granted our applications and other applications are still pending.  No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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

•         any patents issued to us will not be challenged, invalidated or circumvented; or

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

Our advisors have relationships with other entities

Two groups (the Policy Advisory Board and the Development Advisory Board) advise the company on business and scientific issues and future opportunities.  Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions.  Others act as consultants to other companies.  In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies.  Further, invention assignment agreements signed by such persons in connection with their relationships with the company may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships.  If we desire access to inventions which are not our property, we will have to obtain licenses to such inventions from these institutions or companies.  We may not be able to obtain these licenses on commercially reasonable terms.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

10.1         Lease Agreement dated February 4, 2000 between the company and Menlo Business Park, LLC

 (b)          Reports on Form 8-K

                                 None

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	DEPOMED, INC.

By /s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)