Form 10-K405
period 2001-12-31
DEPOMED INC
filed 2002-04-01
CIK 1005201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 2001

OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: to

Commission File Number: 000-23267

DEPOMED, INC.

(Name of Small Business Issuer in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3229046 (I.R.S. Employer Identification No.)

1360 O’Brien Drive, Menlo Park, California (Address of principal executive offices)	94025 (Zip Code)

Registrant’s telephone number, including area code:  (650) 462-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	American Stock Exchange
Common Stock Purchase Warrants, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes           ☒       No      ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The issuer’s revenues for its most recent fiscal year were $3,673,326.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 2002, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $59,426,000.

The number of outstanding shares of the registrant’s Common Stock on March 25, 2002 was 13,973,309.

Documents Incorporated by Reference

(1)       Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2002 and to be used in connection with the Annual Meeting of Shareholders expected to be held May 30, 2002 are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2001 FORM 10-K REPORT

i

                The statements in this Annual Report on Form 10-K and other statements made by DepoMed, Inc., a California corporation, from time-to-time that are not historical are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth under “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.          Business

Company Overview

We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (the “GR System”).  The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, on a continuous, controlled release basis.  By incorporation into the GR System, a drug currently taken two or three times a day may be administered only once a day.  At present, several drug compounds incorporated in the GR System are in advanced clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes four issued patents and eleven patent applications pending in the United States.  We have also developed the Reduced Irritation System (the “RI System”), (together with the GR System, the “DepoMed Systems”) which is designed to provide for significant reduction in local upper gastrointestinal (“GI”) irritation from the effects of certain drugs.

In this Annual Report on Form 10-K, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

We develop proprietary products utilizing our technology internally, as well as in collaboration with pharmaceutical and biotechnology companies.  Regarding our collaborative programs, we apply our technology to the partner’s compound and from these collaborations we expect to receive research and development funding, milestone payments, license fees and royalties.  For our internal development programs, we apply our proprietary technology to existing drugs and fund development through Phase II clinical trials.  With the Phase II clinical trial results, we generally seek a collaborative partner for marketing and sales, as well as to complete the funding of the clinical trials.  We also expect to receive milestone payments, license fees and royalties from these later stage collaborations.

           We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR™, which is currently in pivotal Phase III human clinical trials.  In March 2002, the Phase III clinical trials of Metformin GR reached 85% enrollment.  We are currently in discussions with potential marketing partners for our Metformin GR product; however, we cannot assure that we will be successful in finding such a partner or that the terms of any such arrangement will be favorable to us.

           In January 2001, we announced that we successfully completed a Phase I human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR™, for urinary tract infections.  Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared to CIPRO®, Bayer Corporation’s currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  Late in the third quarter of 2001, we began a Phase II clinical trial for Ciprofloxacin GR which reached 100% patient enrollment in March 2002.  If the trial is successful, we anticipate proceeding to a Phase III trial later in 2002.

           In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we initiated a Phase I clinical trial of an undisclosed drug incorporated into the GR System for cardiovascular indications in the March 2002.

           In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and an undisclosed product entered Phase I clinical trials in December 2000.  Patent applications have been filed for this product and we are currently seeking a marketing partner for it.  DDL’s second product candidate is currently in Phase I clinical trials and DDL’s third product candidate is in preclinical testing.

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.  To date, we have received only limited revenue, all of which has been from these collaborative research and development arrangements and feasibility studies.

The Drug Delivery Industry

           Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing drugs developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use. We believe that drug delivery technologies can provide pharmaceutical companies with a means of developing new and/or improved products as well as of extending existing patent franchises.

           The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the pace of invention of new drug delivery systems and the development and maturation of the drug delivery industry. Today medication can be delivered to a patient through many different delivery systems, including transdermal, injection, implant and oral methods. However, these delivery methods continue to have certain limitations. Transdermal patches are often inconvenient to apply, can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. In most cases both injections and implants must be administered in a hospital or physician’s office and, accordingly, are frequently not suitable for home use. Oral administration remains the preferred method of administering medication. However, conventional oral drug administration also has limitations. Because capsules and tablets have limited effectiveness in providing controlled drug delivery, they frequently result in drug release that is initially too rapid, causing incomplete absorption of the drug, irritation to the GI tract and other side effects. In addition, they lack the ability to provide localized therapy. We believe that the need for frequent dosing of many drugs administered by capsules and tablets also can impede patient compliance with the prescribed regimen.

The DepoMed Systems

           The DepoMed Systems are based on our proprietary oral drug delivery technologies and are designed to include formulations of drug-containing polymeric units that allow multi-hour delivery of an incorporated drug. Although our formulations are proprietary, the polymers utilized in the DepoMed Systems are commonly used in the food and drug industries and are included in the list of excipients approved by the FDA for use in oral pharmaceuticals.  We have formulated these polymers into tablets as well as cylinders and spheres that can be individually dosed or contained in gelatin capsules for ease of administration. By using different formulations of the polymers, we believe that the DepoMed Systems are able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility.

           The DepoMed Systems are designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. We believe that the DepoMed Systems can provide one or more of the following advantages over conventional methods of drug administration:

•                Enhanced Safety and Efficacy through Controlled Delivery. We believe that the DepoMed Systems may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time and then the concentration drops below effective levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

•                Greater Patient and Caregiver Convenience. We believe that the DepoMed Systems may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance to dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

•                Expansion of Types of Drugs Capable of Oral Delivery. Some drugs, including certain proteins and peptides, because of their large molecular size and susceptibility to degradation in the GI tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe that the DepoMed Systems may be able to make the oral delivery of some of these drugs therapeutically effective.

•                Proprietary Reformulation of Generic Products. We believe that the DepoMed Systems may offer the potential to produce improved formulations of off-patent drugs. These newly-proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

The Gastric Retention System

           The GR System consists of proprietary formulations of a drug-containing polymer matrix which can be manufactured as tablets or multiple spherical units.  If taken with a meal, these polymeric tablets or units remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System’s design is based in part on principles of human gastric emptying and GI transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger nondigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed if the stomach and/or upper small intestine are the sites of absorption. The drug-containing polymeric tablets or units of the GR System are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets or units attain a size after ingestion sufficient to be retained in the stomach for multiple hours while delivering the drug content at a controlled rate.

           The expected advantages of the GR System over conventional oral drug delivery systems include the following:

           More Efficient GI Drug Absorption. We believe that the GR System can be used for improved oral administration of drugs that are inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the GR System is designed to be retained in the stomach, allowing for constant multi-hour flow of drugs to these regions of the GI tract. Accordingly, for such drugs, we believe that the GR System offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the GR System dissolves at the end of its useful life and is passed through the GI tract and eliminated.

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

           We believe that a possible future application of the GR System is the incorporation of a nonsystemic antacid into the GR System that would be designed to provide both immediate and sustained local action. Although many currently used antacid products are nonsystemic, their duration time is short. Accordingly, individuals who need through-the-night protection from excess stomach acid must resort to systemic antacids, such as Zantac® or Tagamet®, which have a longer onset of action.

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

           We have developed an aspirin product that utilizes the RI System and is designed to reduce the GI irritation which is common when aspirin is administered in conventional tablet or capsule form.  Although no partner has as yet been identified to undertake the expense of advancing the product through human clinical trials and the regulatory process, the aspirin product has demonstrated “proof of principle” for reduced irritation.  In addition to the reduced irritation aspirin that the company has developed, the company believes that other GI irritating compounds such as potassium chloride and the bisphosphonates used in treatment of osteoporosis may benefit from the RI System.

Product Development Initiatives

In addition to the products listed in the table below, we enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to complete development of the product.  The following table summarizes our principal product development initiatives:

DEPOMED SYSTEM	PROGRAM	PARTNER	POTENTIAL INDICATIONS	DEVELOPMENT STATUS (1)
GR	Metformin GR™	In-house	Type II diabetes	Phase III clinical trial 85% enrolled

GR	Ciprofloxacin GR™	In-house	Various bacterial infections	Phase II clinical trial 100% enrolled

GR	Undisclosed compound	In-house	Cardiovascular/ antihypertensive	Phase I clinical trial underway

GR	Generic compound (2)	Elan Corporation, plc	Confidential (3)	Phase I clinical trial complete

GR	Generic compound (2)	Elan Corporation, plc	Confidential (3)	Phase I clinical trial underway

GR	Generic compound (2)	Elan Corporation, plc	Confidential (3)	Preclinical testing underway

GR	Undisclosed NEUGENE antisense compound	AVI BioPharma, Inc.	Confidential (4)	Preclinical testing underway

(5)	Undisclosed (5)	Undisclosed NYSE pharmaceutical co. (5)	Undisclosed (5)	Clinical status under evaluation

(1) See the section below entitled “Government Regulation” for additional information regarding the phases of drug development.

(2) Undisclosed.

(3) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc.  See “Collaborative Relationships.”

(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc.  See “Collaborative Relationships.”

(5) Neither the drug, the indication nor the delivery technology may be disclosed pursuant to the terms of the agreement between the company and the undisclosed NYSE-listed pharmaceutical company.

Collaborative Relationships

Elan Corporation, plc.  In November 1999, we entered into an agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to form a joint venture to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage. DepoMed and Elan have initially agreed upon an aggregate maximum funding amount of $10,000,000 and a two-year funding term that expired January 21, 2002.  While the funding period terminated on January 21, 2002, the partners continue to perform development work for DDL.  We expect that the partners will formally agree to extend the funding period through at least December 2002.  Although the funding period may not be extended, the joint venture will endure until terminated upon written agreement by the partners.  DDL has the ability to license its products to any third party; however, Elan has a limited right of first negotiation.  Any license granted to Elan must be done on the basis of “arm’s length” pricing.

           AVI BioPharma, Inc.  In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE antisense agents.  The purpose of the collaboration is to study the feasibility of oral drug formulations based on DepoMed’s GR controlled release system that will deliver an antisense agent into the upper gastrointestinal tract.  We have developed candidate dosage forms incorporating one of AVI’s antisense agents and preclinical testing is underway.

           New York Stock Exchange-Listed Pharmaceutical Company.  We have an agreement with an undisclosed New York Stock Exchange-listed pharmaceutical company related to the development of an undisclosed drug.  To date, all of the research and development work with the partner’s drug has been funded by the partner.  The clinical status is currently under evaluation by the partner.

Competition

Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, a subsidiary of Johnson & Johnson, Elan Corporation plc, SkyePharma plc, Biovail Corporation International, Flamel Technologies S.A. and Andrx Corporation, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from those of DepoMed’s, and in some cases with different sites of delivery to the gastrointestinal tract.  We believe that we are the only drug delivery company that is currently developing products for oral drug delivery systems for enhanced retention in the stomach of an orally administered tablet.

Competition in pharmaceutical products and drug delivery systems is intense.  We expect competition to increase.  Competing technologies or products developed in the future may prove superior either generally or in particular market segments to the DepoMed Systems or products using the DepoMed Systems.  These developments could make the DepoMed Systems or products using them noncompetitive or obsolete.

All of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than we.  In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets.  Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold four issued United States patents and eleven United States patent applications are pending.  Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States.  We have also applied for patents in numerous foreign countries.  Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents. We are not aware of any claim of patent infringement against us.  However, if claims concerning patents and proprietary technologies arise and are determined adversely to the company, the claims could have a material adverse effect on the company.

Extensive litigation regarding patent and other intellectual property rights is common in the pharmaceutical industry. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.  There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction.  Whether or not the outcome of litigation is favorable to us, the diversion of our financial and managerial resources to such litigation could have a material adverse effect on us.  We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications.  Adverse determinations in litigation or interference proceedings could require us to seek licenses (which may not be available on commercially reasonable terms, or at all) or subject us to significant liabilities to third parties.  These events could have a material adverse effect on us.

In January 2002, a broad patent covering our GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers Squibb Company (“BMS”) claiming that BMS’s once-daily metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint.  Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we would be successful in any litigation against BMS.

Manufacturing, Marketing and Sales

We do not have and we do not intend to establish in the foreseeable future internal commercial scale manufacturing, marketing or sales capabilities.  Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture commercial quantities of products using the DepoMed Systems.  Our dependence on third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to deliver such products on a timely and competitive basis.  There may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of products using the DepoMed Systems.  In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the DepoMed Systems.  In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the DepoMed Systems.  We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties.  Failure to do so would have a material adverse effect on the company.

Applicable current Good Manufacturing Practices (“cGMP”) requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the DepoMed Systems.  We will depend on the manufacturers of products using the DepoMed Systems to comply with cGMP and applicable foreign standards.  Any failure by a manufacturer of products using the DepoMed Systems to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale.  This could have a material adverse effect on the company.

Government Regulation

Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners.  Governmental approval is required of all potential pharmaceutical products using the DepoMed Systems and the manufacture and marketing of products using the DepoMed Systems prior to the commercial use of those products.  The regulatory process will take several years and require substantial funds.  If products using the DepoMed Systems do not receive the required regulatory approvals or if such approvals are delayed, the company’s business would be materially adversely affected.  There can be no assurance that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

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

We generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings.  These studies evaluate the potential efficacy and safety of the product.  We then submit the results of these studies to the FDA as part of an Investigational New Drug application, which must become effective before beginning clinical testing in humans.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•                  In Phase I, we conduct clinical trials with a small number of subjects to determine a drug’s early safety profile and its pharmacokinetic pattern.

•                  In Phase II, we conduct limited clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

•                  In Phase III, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization.

The FDA closely monitors the progress of each phase of clinical testing.  The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients.

The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug application (NDA) for approval prior to commercialization. An NDA requires that our products are compliant with cGMP.  Failure to achieve or maintain cGMP standards for products using the DepoMed Systems would adversely impact their marketability.  In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application.  Failure to receive approval for any products using the DepoMed Systems would have a material adverse effect on the company.

Various FDA regulates not only prescription and over-the-counter drugs approved by NDAs, but also over-the-counter products that comply with monographs issued by the FDA.  These regulations include:

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

•                  we will be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or

•                  any insurance will provide adequate protection against potential liabilities.

Employees

As of December 31, 2001, we had forty-one full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

The success of the company is dependent in large part upon the continued services of John W. Fara, our President and Chief Executive Officer, and other members of the company’s executive management, and on our ability to attract and retain key management and operating personnel. We maintain key man life insurance on the life of Dr. Fara in the amount of $1,000,000.  Management, scientific and operating personnel are in high demand and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could have a material adverse effect on the company.

Item 2.          Properties

           In February 2000, we entered into a five-year non-cancelable lease of approximately 21,000 square feet of laboratory and office facilities in Menlo Park, California.  The lease includes an option to renew for one additional term of five years.  Based on our current level of research and development activity, we expect that this facility will accommodate our growth for the near term.

Item 3.          Legal Proceedings

We are involved in legal proceedings relating to some of our intellectual property rights.  In January 2002, we filed a complaint against Bristol-Myers Squibb Company (“BMS”) in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475, issued on January 22, 2002 and assigned to DepoMed.  The patent, titled “Extending the Duration of Drug Release Within the Stomach During the Fed Mode,” covers our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. The complaint alleges infringement by BMS’s once-daily Glucophage® XR tablet, as well as other matters set forth in the complaint.

Item 4.          Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Executive Officers

           The executive officers of the company and their ages as of December 31, 2000 are as follows:

Name	Age	Position
John W. Fara, Ph.D.	59	Chairman, President and Chief Executive Officer
Bret Berner, Ph.D.	49	Vice President, Product Development
John F. Hamilton	57	Vice President, Finance and Chief Financial Officer
John N. Shell	48	Vice President, Operations and Director

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

from the University of Wisconsin and a Ph.D. from University of California, Los Angeles.  He is also a member of the board of directors of AVI BioPharma, Inc. and Iomed, Inc.

Bret Berner, Ph.D. has served as the company’s Vice President, Product Development since December 1998.  Before joining DepoMed, Dr. Berner served as Vice President of Development at Cygnus, Inc. for four years, where he was responsible for formulation, analytical chemistry, toxicology, project management, and new drug delivery technology. From 1984 through 1994, Dr. Berner acted as the director of Basic Pharmaceutics Research at Ciba-Geigy.  Prior to 1984, he also held the position of staff scientist at The Procter & Gamble Company.  Dr. Berner holds 18 patents and has authored more than 70 publications, including the editorship of two books on controlled drug delivery.  He received his B.A. from the University of Rochester and a Ph.D. from the University of California, Los Angeles.

John F. Hamilton has served as the company’s Vice President, Finance and Chief Financial Officer since January 1997. Prior to joining the company, Mr. Hamilton was Vice President and Chief Financial Officer of Glyko, Inc. and Glyko Biomedical Ltd., a carbohydrate instrument and reagents company from May 1992 to September 1996. Previously he was President and Chief Financial Officer of Protos Corporation, a drug design subsidiary of Chiron Corporation, from June 1988 to May 1992 and held various positions with Chiron Corporation, including Treasurer, from September 1987 to May 1992. Mr. Hamilton received a B.A. from the University of Pennsylvania and a M.B.A. from the University of Chicago.

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

PART II

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters

           Our common stock commenced trading on the Nasdaq SmallCap under the symbol “DPMD” on December 1, 1997. On November 9, 1998 our common stock ceased trading on the Nasdaq and began trading on the American Stock Exchange (AMEX) under the symbol “DMI”.  The following table sets forth the high and low closing prices of our common stock as reported by the AMEX from January 1, 2000:

	2001		2000
	High	Low	High	Low
First Quarter	$4.81	$3.50	$9.63	$4.13
Second Quarter	$5.30	$3.20	$5.13	$2.38
Third Quarter	$6.90	$4.76	$4.63	$2.38
Fourth Quarter	$7.00	$4.85	$5.63	$2.25

Our warrants commenced trading under the symbol “DPMDW” on the Nasdaq SmallCap on December 1, 1997. On November 9, 1998 the Warrants ceased trading on the Nasdaq and began trading on the AMEX under the symbol “DMI/WS”.  The following table sets forth the high and low closing prices of the warrants, as reported by the AMEX from January 1, 2000:

	2001		2000
	High	Low	High	Low
First Quarter	$1.13	$0.70	$3.63	$1.13
Second Quarter	$0.90	$0.63	$1.75	$0.88
Third Quarter	$1.50	$0.80	$1.06	$0.50
Fourth Quarter	$2.00	$0.85	$1.63	$0.50

           As of March 25, 2002, the numbers of holders of record of the common stock and the warrants were 124 and 8, respectively, and there were approximately 3,000 beneficial shareholders.

We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends for the foreseeable future.  Further, our equipment financing credit facility precludes us from declaring or paying dividends on our common stock.

Recent Sales of Unregistered Securities

In June 2001, we sold to accredited investors a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,331,000.  All of the warrants are exercisable until June 2006 at a weighted-average exercise price of $4.38.  These transactions did not involve public offerings and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.  We filed a registration statement on Form S-3 in August 2001 covering the resale of shares sold in the June 2001 private placement and the shares issuable upon exercise of the warrants.  The proceeds from the offerings were used to fund our ongoing operations.

In March 2002, we sold to institutional and accredited investors 2,300,000 shares of common stock at $3.83 per share, for net proceeds of $8,304,000.  This transaction did not involve a public offering and therefore was exempt form registration under Section 4(2) of the Securities Act of 1933.  We intend to file a registration statement on Form S-3 covering the resale of shares sold in this offering.  The proceeds from this offering will be used to fund ongoing operations.

Item 6.        Selected Financial Data

	Year Ended December 31,
	2001	2000 (1)	1999 (2)	1998	1997 (3)
Results of Operations
Revenue	$3,673,326	$1,776,218	$115,327	$763,138	$604,876
Operating expenses	17,994,753	9,514,415	5,605,792	4,028,441	1,813,183
Loss from operations	(14,321,427)	(7,738,197)	(5,490,465)	(3,265,303)	(1,208,307)
Equity in loss of joint venture	(3,173,409)	(2,187,627)	(12,015,000)	—	—
Net loss	(17,600,039)	(9,702,870)	(17,208,800)	(2,779,723)	(1,236,452)
Net loss applicable to common shareholders	(18,513,039)	(10,509,870)	(17,208,800)	(2,779,723)	(1,236,452)
Basic and diluted net loss per common share	(1.81)	(1.43)	(2.66)	(0.44)	(0.28)
Shares used in computing basic
and diluted net loss per common share	10,220,223	7,329,876	6,474,538	6,318,233	4,439,534

Balance Sheet Data
Cash, cash equivalents and
securities available-for-sale	$5,150,088	$6,498,879	$4,466,382	$8,689,434	$4,129,545
Total assets	8,746,846	8,732,538	22,434,865	10,278,804	4,585,344
Long-term obligations,
less current portion	5,566,686	1,769,009	410,601	482,004	33,737
Accumulated deficit	(51,321,325)	(32,808,286)	(22,298,416)	(5,089,616)	(2,309,893)
Shareholders’ equity (net capital deficiency)	(1,447,231)	4,586,165	9,218,480	9,206,013	4,133,063

(1)          Beginning in 2000, our loss applicable to common shareholders increased relative to our net loss due to dividends accreted on our Series A convertible exchangeable preferred stock that was issued in connection with the formation of our joint venture with Elan Corporation, plc.  The dividend is described in Item 7 in the subsection entitled “Liquidity and Capital Resources”.

(2)          Expenses increased in 1999 due to our 80.1% share of the losses in our joint venture with Elan Corporation, plc, as described in Item 7 in the subsections entitled “General Overview” and “Results of Operations”.

(3)          Basic and diluted net loss per common share and shares used in computing basic and diluted net loss per common share in 1997 are pro forma, adjusted to reflect the effect of the assumed conversion of convertible preferred stock from the original date of issuance.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  A number of risks and uncertainties, including those discussed under the caption “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” below and elsewhere in this Annual Report on Form 10-K could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

General Overview

We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (the “GR™ System”).  The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, on a continuous, controlled release basis.  By incorporation into the GR System, a drug currently taken two or three times a day may be administered only once a day.  At present, several drug compounds incorporated in the GR System are in advanced clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes four issued patents and eleven patent applications pending in the United States.  We have also developed the Reduced Irritation System (the “RI™ System”), (together with the GR System, the “DepoMed Systems”) which is designed to provide for significant reduction in local upper gastrointestinal irritation from the effects of certain drugs.

In this Annual Report on Form 10-K, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

We develop proprietary products utilizing our technology internally, as well as in collaboration with pharmaceutical and biotechnology companies.  Regarding our collaborative programs, we apply our technology to the partner’s compound and from these collaborations we expect to receive research and development funding, milestone payments, license fees and royalties.  For our internal development programs, we apply our proprietary technology to existing drugs and fund development through Phase II clinical trials.  With the Phase II clinical trial results, we generally seek a collaborative partner for marketing and sales, as well as to complete the funding of the clinical trials.  We also expect to receive milestone payments, license fees and royalties from these later stage collaborations.

           We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR™, which is currently in pivotal Phase III human clinical trials.  In March 2002, the Phase III clinical trials of Metformin GR reached 85% patient enrollment.  We are currently in discussions with potential marketing partners for our Metformin GR product; however, we cannot assure that we will be successful in finding such a partner or that the terms of any such arrangement will be favorable to us.

In January 2002, a broad patent covering our GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers Squibb Company (“BMS”) claiming that BMS’s once-daily metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475 (the “BMS Lawsuit”) as well as other matters set forth in the complaint.  Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we would be successful in any litigation against BMS.

           In January 2001, we announced that we completed a Phase I human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR™, for urinary tract infections.  Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared with CIPRO®, a currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  Late in the third quarter of 2001, we began a Phase II clinical trial for Ciprofloxacin GR which reached 100% patient enrollment in March 2002.  If the trial is successful, we anticipate proceeding to a Phase III trial later in 2002.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we initiated a Phase I clinical trial of an undisclosed drug incorporated into the GR System for cardiovascular indications in March 2002.

Future clinical progress of our products depends primarily on the result of each ongoing study.  There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the sections of Item 1 entitled “Patents and Proprietary Rights”, “Manufacturing, Marketing and Sales”, “Government Regulation”, the section of Item 7 entitled “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-K.

           In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and an undisclosed product entered Phase I clinical trials in December 2000.  Patent applications have been filed for this product and we are currently seeking a marketing partner for it.  DDL’s second product candidate is currently in Phase I clinical trials and DDL’s third product candidate is in preclinical testing.

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.  To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.  We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems.  We will need to make additional capital investments in laboratories and related facilities.  As additional personnel are hired in 2002 and our potential products proceed through the development process, expenses can be expected to increase from their 2001 levels.

DepoMed has generated a cumulative net loss of approximately $49,601,000 for the period from inception through December 31, 2001.  Of this loss, $17,376,000 is attributable to our share of the equity in the net loss of DDL.

Critical Accounting Policies

           We consider certain accounting policies related to revenue recognition and use of estimates to be critical policies.

  Revenue Recognition

Revenue related to collaborative research agreements with corporate partners and from DDL is recognized as the expenses are incurred for each contract.  We are required to perform research activities as specified in each respective agreement on a best efforts basis, and we are reimbursed based on the costs associated with supplies, other outsourced activities and the hours worked by employees on each specific contract.  Our business strategy includes performing additional development work for our partners, which we expect will include milestone payments and license fees.  We will recognize nonrefundable milestone payments pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement.  License fees will be recognized over the period of a specific contract or, if no continuing involvement exists, such license fees will be recognized upon receipt.

  Use of Estimates

           In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants.  Estimates in the future may include estimated lives for license agreements and the related recognition of revenue.  Actual results could differ from these estimates.

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000  and 1999

Revenues

           Revenues for the years ended December 31, 2001, 2000 and 1999 were approximately $3,673,000, $1,776,000 and $115,000, respectively.  In 2001, these revenues consisted of $2,126,000 earned for development work performed for DDL, our joint venture with Elan, and $1,547,000 earned from our collaboration with an undisclosed New York Stock Exchange-listed pharmaceutical company.  We expect to perform additional development work for the undisclosed New York Stock Exchange-listed pharmaceutical company in 2002.  Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage, up to an aggregate maximum amount of $10,000,000.  As of December 31, 2001, the amount available for development funding was $3,307,000.  While the funding period terminated on January 21, 2002, we expect that the partners will agree to extend the period though at least December 2002.  We expect to continue to perform development work for DDL through at least December 2002.  In 2000, our revenues consisted of $1,754,000 earned for development work performed for DDL and $22,000 earned from another small collaboration.  In 1999, our revenues consisted entirely of amounts earned under a feasibility arrangement with R. W. Johnson Pharmaceutical Research Institute (PRI).  In the first quarter of 1999, we successfully completed the first phase of formulation development under a feasibility agreement with PRI.  PRI has requested no further development work from us and therefore we do not expect to receive any additional revenue from this agreement.

Research and Development Expense

Research and development expense for the year ended December 31, 2001 was approximately $15,461,000, compared to approximately $7,488,000 and $3,734,000 during the years ended December 31, 2000 and 1999, respectively. The increase in 2001 was primarily due to expense of $6,102,000 for clinical trials with DepoMed proprietary products, including a Phase III trial with Metformin GR and a Phase II trial with Ciprofloxacin GR, which began in the third and fourth quarters of 2001, respectively.  Other increases included $781,000 related to the hiring of additional employees and related expenses, $329,000 related to increased laboratory supplies for additional projects, and $208,000 related to increased depreciation and amortization expense of additional equipment and facilities improvements.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products or those of potential collaborative partners.  As potential products proceed through the development process, each step is typically more expensive than the previous step.  Success in development therefore results in increasing expenditures.  Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  Our largest research and development expense over the last three years has been expense related to clinical trials.  We expect our research and development expense will continue to increase in the foreseeable future.

The following table summarizes our principal product development initiatives.  In addition to those listed, we enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to complete development of the product.

Program	Partner	Potential Indications	Development Status (1)	Estimated Completion Date of Current Phase
Metformin GR™	In-house	Type II diabetes	Phase III clinical trial 85% enrolled	2nd quarter 2003
Ciprofloxacin GR™	In-house	Various bacterial infections	Phase II clinical trial 100% enrolled	3rd quarter 2002
Undisclosed compound	In-house	Cardiovascular/ antihypertensive	Phase I clinical trial underway	3rd quarter 2002
Generic compound (2)	Elan Corporation, plc	Confidential (3)	Phase I clinical trial complete	Unknown, partnering possibilities under study
Generic compound (2)	Elan Corporation, plc	Confidential (3)	Phase I clinical trial underway	2nd quarter 2002
Generic compound (2)

Elan Corporation, plc

Confidential (3)

Preclinical testing underway

Unknown

Undisclosed NEUGENE antisense compound	AVI BioPharma, Inc.	Confidential (4)	Preclinical testing underway	Unknown
Undisclosed (5)	Undisclosed NYSE pharmaceutical co. (5)	Undisclosed (5)	Clinical status under evaluation	Unknown

(1) See the section in Item 1 entitled “Government Regulation” for additional information regarding the phases of drug development.

(2) Undisclosed.

(3) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc.  See “Collaborative Relationships.”

(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc.  See “Collaborative Relationships.”

(5) Neither the drug nor the indication may be disclosed pursuant to the terms of the agreement between the company and the undisclosed NYSE-listed pharmaceutical company.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2001 was approximately $2,534,000, compared to approximately $2,026,000 and $1,872,000 during the years ended December 31, 2000 and 1999, respectively.  The increase in 2001 was primarily due to expense of $322,000 related to increased patent and other legal services in regard to business development.  Other increases included expense of $84,000 related to stock listing fees and expense of $64,000 related to increased insurance limits on directors and officers insurance.  We expect general and administrative expense to increase, but at a lower rate than research and development expenses.  However, as a result of the BMS Lawsuit, our legal fees will increase in the future and may impact our results of operations.

Equity in Loss of Joint Venture

In the fourth quarter of 1999, our joint venture with Elan, DDL, was formed.  While we own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  Accordingly, we do not consolidate the financials statements of DDL, but instead account for our investment in DDL under the equity method of accounting.  Separate financial statements for DDL are included elsewhere in this Form 10-K.

In 2001, DDL recognized a loss of $3,962,000, which included $3,927,000 in research and development expense and $35,000 in general and administrative expense.  In 2000, DDL recognized a loss of $2,731,000, which included $2,709,000 in research and development expense and $22,000 in general and administrative expense. The increase in research and development expense was due to increased clinical trials activity and increased development work conducted on additional product candidates.  In 1999, DDL recognized a loss of $15,000,000 related to a charge for acquiring in-process research and development rights related to certain Elan drug delivery technologies.  Our 80.1% share of the DDL’s loss was $3,173,000, $2,188,000 and $12,015,000 for 2001, 2000 and 1999, respectively.  We were responsible, at our sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 through January 21, 2002.  Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture losses up to a maximum of $8,010,000 through January 21, 2002.  We are currently in negotiations with Elan to extend the funding period for research and development as well as the funding period of the loan facility through at least December 2002.  We expect that both funding periods will be extended and that our share of DDL’s losses will be approximately $2,500,000 in 2002.  Although the funding periods have not formally been extended, as of March 31, 2002 we continue to perform work for DDL and Elan has allowed funding under the facility.  As our funding of DDL equals our equity in the net loss of DDL, we had no carrying value in the DDL investment as of December 31, 2001, 2000 and 1999.

Interest Expense

           Net interest expense was approximately $105,000 for the year ended December 31, 2001 compared to net interest income of approximately $223,000 and $297,000 for the years ended December 31, 2000 and 1999, respectively.  In 2001, interest income decreased to $257,000 from $317,000 and $372,000 in 2000 and 1999, respectively.  The decrease was due to declining cash and investment balances.  In 2001, the interest expense accrued on the Elan convertible loan facility increased to $235,000 from $30,000 and interest expense on long-term debt and capital leases increased to $126,000 in 2001 from $64,000 and $76,000 in 2000 and 1999, respectively.  The increase in interest expense from year to year was due to increasing debt balances on the Elan convertible loan facility and the equipment loans (See Note 5 of the Notes to Financial Statements).  Net interest income also includes immaterial gains realized on the sale of some of our marketable securities.

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock.  The Series A preferred stock is convertible at anytime after January 2002, at Elan’s option, into DepoMed’s common stock.  The original conversion price of the Series A preferred stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share.  For the years ended December 31, 2001 and 2000, we accrued a dividend on the Series A preferred stock of $913,000 and $807,000, respectively.  As of December 31, 2001, we had reserved 1,144,583 shares of our common stock related to these convertible preferred shares.

Stock Option Grants

In June 2001, the Board of Directors authorized an increase in the number of shares authorized for issuance under the Plan by 500,000 shares.  This increase will not be submitted for shareholder approval until the 2002 Annual Meeting of Shareholders.  In November and December 2001, we granted options to purchase approximately 310,000 shares out of the proposed 500,000 share increase of common stock at exercise prices of $5.50 and $5.80, which represent the fair market value of our common stock on the respective dates of grant.  However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained.  Accordingly, if on such date the fair market value of the underlying common stock is greater than the exercise price, we will be required to recognize the difference as a non-cash compensation expense.  If the fair market value of our common stock is significantly higher than the exercise price on this date, our results could be materially impacted in the second quarter of 2002.  The fair market value of our common stock at December 31, 2001 was $6.90; the fair market value of our common stock on March 25, 2002 was $5.00.

Net Operating Losses

We have not generated any taxable income to date.  At December 31, 2001, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $34,000,000.  Future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations.  The carryforwards expire at various dates beginning in 2003 through 2021 if not utilized.  As a result of the annual limitation, anticipated and future losses or changes in ownership of the company, all or a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations in the year ended December 31, 2001 was approximately $12,398,000, compared to approximately $6,652,000 and $3,945,000 for the years ended December 31, 2000 and 1999. In 2001, the change in cash used in operations was due primarily to the net loss offset by our share of the loss of the joint venture and increases in accounts payable due to increased clinical trials activity.  During the years ended December 31, 2000 and 1999, the change in cash used in operations was due primarily to our net loss offset by our share of the net loss of the joint venture.

Cash used in investing activities in the year ended December 31, 2001 totaled approximately $1,722,000 and consisted of approximately $3,012,000 related to the investment in our joint venture and $1,325,000 related to purchases of lab equipment, leasehold improvements, furniture and computers, which were offset by a net decrease in marketable securities of $2,615,000.  Cash used in investing activities in the year ended December 31, 2000 totaled approximately $13,435,000 and consisted of approximately $13,518,000 related to the investment in our joint venture and $900,000 related to leasehold improvement expenditures and the purchase of lab equipment, which were partially offset by a net decrease in marketable securities of $983,000.  Cash provided by investing activities in the year ended December 31, 1999 totaled approximately $885,000 and consisted of a net decrease of approximately $1,023,000 of marketable securities, which was offset by purchases of laboratory equipment, fixtures and office equipment.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices (cGMP) in our laboratories.

Cash provided by financing activities for the year ended December 31, 2001 was $15,392,000 and consisted primarily of net proceeds of $11,331,000 received in June in a private placement of a combination of common stock and warrants (See Note 7 of the Notes to Financial Statements, Shareholders’ Equity, Private Placements). Proceeds of $3,012,000 were received on the convertible loan facility provided by Elan to fund our share of DDL’s expenses and $1,347,000 was received on our equipment loan facility (See Note 5 of the Notes to Financial Statements).  Proceeds from financing activities were offset by $305,000 in payments on the equipment loan and capital lease obligations.  Cash provided by financing activities for the year ended December 31, 2000 was $23,031,000 and consisted primarily of proceeds received in private placements of common stock and warrants and preferred stock.  In January 2000, we completed a private placement of 714,286 shares of common stock, sold to Elan at a price of $7.00 per share, with net proceeds of approximately $4,915,000.  Also in January 2000, we sold 12,015 shares of convertible preferred stock to Elan for $1,000 per share, and these proceeds were used for the initial capitalization of DDL.  Additionally, proceeds of $1,503,000 were received on the loan facility provided by Elan.  In November 2000, we completed a private placement of 1,428,550 shares of common stock and 357,100 warrants for net proceeds of $4,762,000.  Proceeds received were offset by $165,000 in payments on equipment loans and capital leases.  Cash used in financing activities in the year ended December 31, 1999 was approximately $65,000 and consisted of payments on an equipment financing credit facility established in 1998 and capital lease obligations totaling approximately $175,000, offset against $106,000 in proceeds from the 1998 equipment financing credit facility.

           As of December 31, 2001 and 2000, there was $4,779,000 and $1,533,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $264,000 and $30,000 at December 31, 2001 and 2000, respectively.  The amount available for funding through the facility was approximately $3,464,000 at the end of 2001.  The funding term of the loan expired on January 21, 2002, however we are in negotiations with Elan to extend the funding period through December 2002.  Although the funding term has not formally been extended as of March 31, 2002, Elan has allowed funding under the facility.  We expect we will continue to draw on the facility through at least December 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

           Through December 31, 2001, we have invested approximately $3,403,000 in equipment, furniture and leasehold improvements, of which approximately $1,947,000 was financed through long-term debt equipment financing arrangements.  As of December 31, 2001, the borrowing terms of the financing arrangements have expired.

If we do not obtain additional credit arrangements, we will need to spend our own resources for future equipment purchases.

           As of December 31, 2001, our contractual obligations are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2002	$649,328	$15,361	$707,082
2003	684,635	4,544	523,199
2004	722,736	—	343,352
2005	152,250	—	88,652
	$2,208,949	$19,905	$1,662,285

As of December 31, 2001, we had approximately $5,150,000 in cash and cash equivalents, working capital of $1,730,000, and we had accumulated net losses of $49,601,000.  We expect to continue to incur operating losses over the next several years. On March 22, 2002 we completed an equity private placement for net proceeds of $8,304,000 (See Note 10 of the Notes to Financial Statements, Subsequent Events).  We anticipate that our existing capital resources, including the proceeds from our March 2002 financing, will permit us to meet our capital and operational requirements through at least December 31, 2002.  However, we base this expectation on our current operating plan that may change as a result of many factors.  Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                       results of research and development;

•                       results of license negotiations;

•                       relationships with collaborative partners;

•                       costs of litigation;

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.  We have limited credit facilities and no other committed source of capital.  To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.  If adequate funds are not available the company may have to:

•                  curtail operations significantly; or

•                  obtain funds through entering into collaboration agreements on unattractive terms.

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

In July 2001, the FASB issued Statement of Financial Reporting Standards No. 141 on Business Combinations (SFAS 141) and Statement of Financial Reporting Standards No. 142 on Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually.  Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.  The adoption of SFAS 141 and 142 had no impact on our financial position or results of operations.

In October 2001, the FASB issued Financial Reporting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 supersedes Financial Reporting Standard No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  Our adoption of FAS 144 on January 1, 2002 is not expected to have an impact on our financial position and results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

           In addition to other information in this report, the following factors should be considered carefully in evaluating the company.  The risks and uncertainties described below are not the only ones facing the company.  Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

We are at an early stage of development and are expecting operating losses in the future.

We are at an early stage of development.  Accordingly, our business is subject to all of the business risks associated with a new enterprise, including:

•                  uncertainties regarding product development;

•                  dependence on collaborative partnering relationships;

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

We may not be able to develop a successful product.

Our research and development programs are at an early stage. In order for us to incorporate a pharmaceutical product into a DepoMed System, we would need to complete substantial additional research and development on a drug provided by a collaborative partner.  Even if we are successful, the collaborative partner’s drug incorporated in the DepoMed System:

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

Before we or others make commercial sales of products using the DepoMed Systems, we or our collaborative partners would need to:

•                  conduct clinical tests showing that these products are safe and effective; and

•                  obtain regulatory approval.

This process involves substantial financial investment and may not be successful.

In June 2001, we announced the initiation of Phase III human clinical trials of Metformin GR and in October 2001 we announced the initiation of Phase II clinical trials of Ciprofloxacin GR.  There can be no assurance that these clinical trials will be successful, or that regulatory approval will be obtained.

Successful commercial sales of Metformin GR or any other product would require:

•                  entering into a license agreement with a capable marketing and sales partner;

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

Most of our revenues are derived from our relationship with Elan and our strategy is dependent upon entering into additional collaborative relationships.

We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies.  Currently, most of our revenues are derived from our joint venture with Elan.  If our joint venture with Elan is terminated or fails to produce desired results, our revenues and results of operations will suffer.

Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements.  We may not be able to enter into future collaborative arrangements on acceptable terms, which would have a material adverse effect us.  The success of the Elan joint venture and other collaborative arrangements requires that our collaborative partners:

•                  perform their obligations as expected; and

•                  devote sufficient resources to the development, clinical testing and marketing of products developed under collaborations.

Our collaborative agreements may give rise to disputes.

Collaborative agreements are generally complex and may contain provisions which give rise to disputes regarding the relative rights and obligations of the parties.  Any such dispute could delay collaborative research, development or commercialization of potential products, or could lead to lengthy, expensive litigation or arbitration.  In addition, the terms of our past and future collaborative partner agreements may limit or preclude us from developing products or technologies developed pursuant to such agreements.  Moreover, collaborative agreements often take considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms or to reduced rates of spending in support of key programs.

It is possible that our collaborative partners may not choose to develop and make commercial sales of products using the DepoMed Systems technologies.  Any of the following events could have a material adverse effect on the company:

•                  any parallel development by a collaborative partner of competitive technologies or products;

•                  arrangements with collaborative partners that limit or preclude the company from developing products or technologies;

•                  premature termination of an agreement; or

•                  failure by a collaborative partner to devote sufficient resources to the development, and commercial sales of products using the DepoMed Systems.

In July 1996, the company and Bristol-Myers Squibb Company (“BMS”) entered into a letter agreement regarding a joint research project relating to the development of a product consisting of formulations of a BMS drug incorporated in the GR System (the “BMS Agreement”).  After we completed our research under the BMS Agreement, BMS decided in early 1999 not to exercise its option to license the resulting product and to proceed instead with its own internally-developed product.  The BMS Agreement by its terms prohibits us from exploiting any formulations of the BMS drug developed pursuant to the BMS Agreement or any proprietary information or invention relating solely to the BMS drug developed under the BMS Agreement.

Independent of the BMS Agreement, we developed a proprietary product, currently in clinical trials, incorporating the BMS drug (which is no longer covered by a U.S. patent) into the GR System.  We believe that our development of this product does not contravene any of our obligations under the BMS Agreement.  However, there can be no assurance that BMS will not assert that we have violated the terms of the BMS Agreement or dispute our sole ownership of any patent that relates to the product.  If BMS were to make such an assertion, we could be subject to costly and time-consuming litigation, the outcome of which would be uncertain and in which we would be at a disadvantage because of BMS’s considerably greater financial resources.

Our quarterly operating results may fluctuate and affect our stock price.

The following factors will affect our quarterly operating results and may result in a material adverse effect on our stock price:

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

•                  costs of litigation;

•                  the timing of any future product introductions by us or our collaborative partners;

•                  market acceptance of the DepoMed Systems;

•                  regulatory actions;

•                  adoption of new technologies;

•                  the introduction of new products by our competitors;

•                  manufacturing costs and capabilities;

•                  changes in government funding; and

•                  third-party reimbursement policies.

Business interruptions could harm our business.

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

Our advisors have relationships with other entities.

Two groups (the Policy Advisory Board and Development Advisory Board) advise the company on business and scientific issues and future opportunities.  Certain members of our Policy Advisory Board and Development

Advisory Board work full-time for academic or research institutions.  Others act as consultants to other companies.  In addition, except for work performed specifically for us and at our direction, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies.  Further, invention assignment agreements signed by such persons in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships.  If we desire access to inventions which are not our property, we will have to obtain licenses to such inventions from these institutions or companies.  We may not be able to obtain these licenses on commercially reasonable terms, if at all.

Reform of the healthcare industry may affect our business and the availability of healthcare reimbursement.

The healthcare industry is changing rapidly as the public, government, medical professionals, third-party payors and the pharmaceutical industry examine ways to contain or reduce the cost of health care.  Changes in the healthcare industry could impact our business, particularly to the extent that the company develops the DepoMed Systems for use in prescription drug applications.

Certain foreign governments regulate pricing or profitability of prescription pharmaceuticals sold in their countries.  There have been a number of federal and state proposals to implement similar government control in the United States, particularly with respect to Medicare payments.  We expect that these proposals will continue to be advanced.  In addition, downward pressure on pharmaceutical pricing in the United States has increased due to an enhanced emphasis on managed care.  We expect this pressure to continue to increase.  We cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business.  However, the announcement of such proposals or efforts could have a material adverse effect on the company’s ability to raise capital.  Further, the adoption of such proposals or efforts would have a material adverse effect on the company and any prospective collaborative partners.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments.  If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2001, the fair value of our cash equivalents would not change by a significant amount.

Foreign Currency Fluctuations

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2001.  Therefore, a hypothetical 10% change in foreign currency rates would not have a significant impact on our financial position and results of operations.  We do not hedge any of our foreign currency exposure.

Item 8.          Financial Statements and Supplementary Data

           The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-28.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

           The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption “Election of Directors” in the company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

           The section entitled “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” appearing in the Proxy Statement for the 2002 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Item 11.        Executive Compensation

           The information required by this Item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

           The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2002 Annual Meeting of Shareholders.

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

(a)3.        Exhibits:

α 3.1	Third Amended and Restated Articles of Incorporation
α 3.2	Form of Amended and Restated Articles of Incorporation
α 3.3	Bylaws
α 3.4	Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
α 4.1	Specimen Common Stock Certificate
α 4.2	Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
α 4.3	Form of Representative’s Warrant Agreement including form of Representative’s Warrant
α 4.4	Form of Warrant Agreement
β 10.1	1995 Stock Option Plan, as amended
α 10.9	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
α 10.10	Form of Indemnification Agreement between the company and its directors and executive officers
α 10.12	Form of Agreement between the company and Burrill & Company
γ 10.15	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ 10.16	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ 10.17	Newco Registration Rights Agreement dated January 21, 2000 among the company, Newco and Elan International Services, Ltd.
γ 10.18	Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
γ 10.19	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
γ 10.20	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
γ 10.21	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
γ 10.22	Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and Elan Pharma International, Ltd.
γ 10.23	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
δ 10.24	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 25)

α	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
β	Incorporated by reference to Exhibit 10.1 of the company’s registration statement on Form S-8 (File No. 333-54982)
γ	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
δ	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
+	Confidential treatment granted.

(b)           Reports on Form 8-K:

None.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 1st day of April, 2002.

DEPOMED, INC.

By	/s/ John W. Fara, Ph.D.
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

Signature

/s/ John W. Fara, Ph.D.	Chairman, President and	April 1, 2002
John W. Fara, Ph.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ John F. Hamilton	Vice President,	April 1, 2002
John F. Hamilton	Finance and Chief
Financial Officer
(Principal Financial Officer)

/s/ John N. Shell	Vice President,	April 1, 2002
John N. Shell	Operations and Director

/s/ G. Steven Burrill	Director	April 1, 2002
G. Steven Burrill

/s/ John W. Shell, Ph.D.	Director	April 1, 2002
John W. Shell, Ph.D.

/s/ Julian N. Stern	Director and Secretary	April 1, 2002
Julian N. Stern

/s/ W. Leigh Thompson, M.D., Ph.D.	Director	April 1, 2002
W. Leigh Thompson, M. D., Ph.D.

DEPOMED, INC.

(A Development Stage Company)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

DepoMed, Inc.

We have audited the accompanying balance sheets of DepoMed, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (August 7, 1995) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed, Inc. (a development stage company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (August 7, 1995) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 21, 2002, except for Note 10 of the

Notes to Financial Statements, as to which

the date is March 28, 2002

BALANCE SHEETS
	December 31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$5,150,088	$3,878,354
Marketable securities	—	2,620,525
Accounts receivable	397,277	21,775
Receivable from joint venture	642,793	432,313
Prepaid and other current assets	197,479	168,666
Total current assets	6,387,637	7,121,633

Property and equipment, net	2,065,175	1,317,149
Other assets	294,034	293,756
	$8,746,846	$8,732,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
Accounts payable	$2,327,381	$797,795
Accrued compensation	446,515	245,471
Other accrued liabilities	343,667	367,227
Payable to joint venture	845,845	684,328
Capital lease obligation, current portion	13,984	39,434
Long-term debt, current portion	542,251	139,181
Other current liabilities	137,718	103,928
Total current liabilities	4,657,361	2,377,364

Capital lease obligation, non-current portion	4,216	18,200
Long-term debt, non-current portion	783,416	217,467
Promissory note from related party, non-current portion	4,779,054	1,533,342

Commitments

Shareholders’ equity (net capital deficiency):
Preferred stock, no par value; 5,000,000 shares authorized;
Series A convertible exchangeable preferred stock; 25,000
shares designated, 12,015 shares issued and outstanding
at December 31, 2001 and 2000	13,735,000	12,822,000
Common stock, no par value, 25,000,000 shares
authorized; 11,530,168 and 8,617,913 shares issued and
outstanding at December 31, 2001 and 2000, respectively	36,109,124	24,600,567
Deferred compensation	—	(24,744)
Deficit accumulated during the development stage	(51,321,325)	(32,808,286)
Accumulated other comprehensive loss	—	(3,372)
Total shareholders’ equity (net capital deficiency)	(1,447,201)	4,586,165
	$8,746,846	$8,732,538

 See accompanying notes.

STATEMENTS OF OPERATIONS

				Period From Inception
	Year Ended December 31,			(August 7, 1995) to

2001

2000

1999

December 31, 2001

Revenue:
Collaborative agreements	$1,547,277	$21,775	$115,327	$3,370,364
Contract revenue from joint venture	2,126,049	1,754,443	—	3,880,492
Total revenue	3,673,326	1,776,218	115,327	7,250,856

Operating expenses:
Research and development	15,461,113	7,488,227	3,734,196	30,127,955
General and administrative	2,533,640	2,026,188	1,871,596	9,906,774
Purchase of in-process research and development	—	—	—	298,154

Total operating expenses	17,994,753	9,514,415	5,605,792	40,332,883

Loss from operations	(14,321,427)	(7,738,197)	(5,490,465)	(33,082,027)

Other income (expenses):
Equity in loss of joint venture	(3,173,409)	(2,187,627)	(12,015,000)	(17,376,036)
Interest income (expense), net	(105,203)	222,954	296,665	856,738
Total other income (expenses)	(3,278,612)	(1,964,673)	(11,718,335)	(16,519,298)

Net loss	(17,600,039)	(9,702,870)	(17,208,800)	(49,601,325)

Accretion of dividend on preferred stock	(913,000)	(807,000)	—	(1,720,000)

Net loss applicable to common stock shareholders	$(18,513,039)	$(10,509,870)	$(17,208,80)	$(51,321,325)

Basic and diluted net loss per common share	$(1.81)	$(1.43)	$(2.66)

Shares used in computing basic
and diluted net loss per common share	10,220,223	7,329,876	6,474,538

See accompanying notes.

STATEMENT OF SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Period from inception (August 7, 1995) to December 31, 2001

	Convertible Preferred Stock		Common Stock		Capital Stock	Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Issuable	Compensation	Stage	Income (Loss)	Deficiency)
Balances at inception (Aug. 7, 1995)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders on Aug. 7, 1995 in exchange for shares held by them in M6 Pharmaceuticals	—	—	2,066,666	—	—	—	—	—	—
Issuance of common stock for cash to investors at approximately $0.0009 per share on Nov. 15, 1995	—	—	1,196,491	1,000	—	—	—	—	1,000
Issuance of Series A convertible preferred stock for cash to investors at approx. $0.31 per share on Nov. 15, 1995, net of issuance costs of $67,241	2,447,368	682,759	—	—	—	—	—	—	682,759
Comprehensive loss and net loss	—	—	—	—	—	—	(600,668)	—	(600,668)
Balances at Dec. 31, 1995	2,447,368	682,759	3,263,157	1,000	—	—	(600,668)	—	83,091
Issuance of common stock for cash at various dates at $0.09 per share to employees and to employees and pursuant to stock option agreements	—	—	91,666	8,250	—	—	—	—	8,250
Deferred stock-based compensation related to grants of certain stock options	—	—	—	275,000	—	(275,000)	—	—	—
Comprehensive loss and net loss	—	—	—	—	—	—	(472,773)	—	(472,773)
Balances at Dec. 31, 1996	2,447,368	682,759	3,354,823	284,250	—	(275,000)	(1,073,441)	—	(381,432)
Issuance of Series B convertible preferred stock for cash at $1.00 per share	278,500	278,500	—	—	—	—	—	—	278,500
Conversion of preferred stock to common stock on Nov. 5, 1997 at a ratio of one share of common for three shares of preferred	(2,725,868)	(961,259)	908,615	961,259	—	—	—	—	—
Issuance of common stock and warrants for $6.10 per unit on Nov. 5, 1997 in connection with the initial public offering, net of issuance costs of $1,963,889	—	—	1,200,000	5,356,111	—	—	—	—	5,356,111
Deferred stock-based compensation related to grants of certain stock options	—	—	—	242,050	—	(242,050)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	116,336	—	—	116,336
Comprehensive loss and net loss	—	—	—	—	—	—	(1,236,452)	—	(1,236,452)
Balances at Dec. 31, 1997	—	—	5,463,438	6,843,670	—	(400,714)	(2,309,893)	—	4,133,063
Issuance of common stock to investors for $8.00 per share on Feb. 23, 1998, net of issuance costs of $507,846	—	—	1,000,000	7,492,154	—	—	—	—	7,492,154
Deferred stock-based compensation related to grants of certain stock options	—	—	—	430,200	—	(430,200)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	320,582	—	—	320,582
Issuance of common stock options to a consultant for services with an exercise price of $11.25 per share on Jun. 18, 1998	—	—	—	26,050	—	—	—	—	26,050

See accompanying notes.

	Convertible Preferred Stock		Common Stock		Capital Stock	Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Issuable	Compensation	Stage	Income (Loss)	Deficiency)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,779,723)	—	(2,779,723)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	13,887	13,887
Comprehensive loss									(2,765,836)
Balances at Dec. 31, 1998	—	—	6,463,438	14,792,074	—	(510,332)	(5,089,616)	13,887	9,206,013
Issuance of common shares for cash on Feb. 16, 1999 for $3.00 per share to a consultant pursuant to a stock option agreement	—	—	1,666	4,998	—	—	—	—	4,998
Net exercise of common stock warrants at $7.63 per share in Jan. and Apr. 1999	—	—	9,973	—	—	—	—	—	—
Common stock issuable to Elan Corporation for $7.00 per share with proceeds of $5,000,000	—	—	—	—	5,000,000	—	—	—	5,000,000
Series A preferred stock issuable to Elan Corporation for $1,000 per share with proceeds of $12,015,000	—	—	—	—	12,015,000	—	—	—	12,015,000
Amortization of deferred stock- based compensation	—	—	—	—	—	228,148	—	—	228,148
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,208,800)	—	(17,208,800)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(26,879)	(26,879)
Comprehensive loss									(17,235,679)
Balances at Dec. 31, 1999	—	—	6,475,077	14,797,072	17,015,000	(282,184)	(22,298,416)	(12,992)	9,218,480
Common stock issued on Jan. 21, 2000 to Elan Corp. for $7.00 per share, net of issuance costs of $84,817	—	—	714,286	4,915,183	(5,000,000)	—	—	—	(84,817)
Series A preferred stock issued on Jan. 21, 2000 to Elan Corp. for $1,000 per share	12,015	12,015,000	—	—	(12,015,000)	—	—	—	—
Issuance of common stock options to a consultant for services with an exercise price of $4.75 per share on Feb. 4, 2000	—	—	—	9,600	—	—	—	—	9,600
Issuance of common stock options to a consultant for services with an exercise price of $3.75 per share on Jun. 7, 2000	—	—	—	5,044	—	—	—	—	5,044
Issuance of common stock options to a consultant for services with an exercise price of $3.31 per share on Sept. 14, 2000	—	—	—	4,500	—	—	—	—	4,500
Issuance of common stock options to a consultant for services with an exercise price of $3.25 per share on Sept. 20, 2000	—	—	—	46,000	—	—	—	—	46,000
Common stock and warrants issued to investors for $100,000 per unit on Nov. 15, 2000, net of issuance costs of $237,668	—	—	1,428,550	4,762,332	—	—	—	—	4,762,332
Issuance of common stock options to consultants for services with an exercise price of $4.44 per share on Dec. 8, 2000	—	—	—	52,548	—	—	—	—	52,548

See accompanying notes.

	Convertible Preferred Stock		Common Stock		Capital Stock	Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Issuable	Compensation	Stage	Income (Loss)	Deficiency)
Revaluation of common stock option issued to a consultant on Dec. 9, 1999	—	—	—	8,288	—	—	—	—	8,288
Accretion of dividend on preferred stock	—	807,000	—	—	—	—	(807,000)	—	—
Amortization of deferred stock- based compensation	—	—	—	—	—	257,440	—	—	257,440
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,702,870)	—	(9,702,870)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	9,620	9,620
Comprehensive loss									(9,693,250)
Balances at Dec. 31, 2000	12,015	12,822,000	8,617,913	24,600,567	—	(24,744)	(32,808,286)	(3,372)	4,586,165
Issuance of warrants in connection with a credit facility with an exercise price of $3.98 per share on Mar. 29, 2001	—	—	—	112,400	—	—	—	—	112,400
Common stock and warrants issued to investors for $8.43 per unit on Jun. 13, 2001, net of issuance costs of $953,715	—	—	2,908,922	11,328,401	—	—	—	—	11,328,401
Issuance of common stock options to consultants for services with an exercise price of $3.40 per share on Apr. 6, 2001	—	—	—	10,301	—	—	—	—	10,301
Issuance of common stock options to consultants for services with an exercise price of $4.30 per share on Jun. 5, 2001	—	—	—	27,601	—	—	—	—	27,601
Issuance of common stock options to a consultant for services with an exercise price of $5.50 per share on Nov. 7, 2001	—	—	—	13,425	—	—	—	—	13,425
Issuance of common stock for $3.00 per share on Nov. 16, 2001 to a consultant pursuant to a stock option agreement	—	—	3,333	9,999	—	—	—	—	9,999
Issuance of common stock options to a consultant for services with an exercise price of $5.80 per share on Dec. 17, 2001	—	—	—	6,430	—	—	—	—	6,430
Accretion of dividend on preferred stock	—	913,000	—	—	—	—	(913,000)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	24,744	—	—	24,744
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,600,039)	—	(17,600,039)
Realized gains on available-for-sale securities	—	—	—	—	—	—	—	3,372	3,372
Comprehensive loss									(17,596,667)
Balances at Dec 31, 2001	12,015	$13,735,000	11,530,168	$36,109,124	$—	$—	$(51,321,325)	$—	$(1,477,201)

See accompanying notes.

STATEMENTS OF CASH FLOWS

Period From Inception

	Year Ended December 31,			(August 7, 1995) to
	2001	2000	1999	December 31, 2001
Operating Activities
Net loss	$(17,600,039)	$(9,702,870)	$(17,208,800)	$(49,601,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	3,173,409	2,187,627	12,015,000	17,376,036
Depreciation and amortization	586,067	304,323	415,343	1,604,716
Accrued interest expense on shareholder notes	233,820	30,043	—	277,481
Amortization of deferred compensation	24,744	257,440	228,148	947,250
Value of stock options issued for services	57,757	125,980	—	209,787
Purchase of in-process research and development	—	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(375,502)	(21,775)	306,148	(397,277)
Receivable from joint venture	(210,480)	(432,313)	—	(642,793)
Other current assets	(28,813)	719	17,639	(197,479)
Other assets	(278)	(289,289)	83,465	(294,192)
Accounts payable and other accrued liabilities	1,506,026	813,458	94,137	2,671,048
Accrued compensation	201,044	(29,576)	104,052	379,039
Other current liabilities	33,790	103,928	—	137,718
Net cash used in operating activities	(12,398,455)	(6,652,305)	(3,944,868)	(27,231,837)

Investing Activities
Investment in unconsolidated joint venture	(3,011,892)	(13,518,299)	—	(16,530,191)
Expenditures for property and equipment	(1,325,149)	(899,326)	(138,232)	(3,354,316)
Purchases of marketable securities	(4,438,627)	(3,810,600)	(2,264,082)	(15,217,066)
Maturities of marketable securities	7,053,580	4,793,567	3,287,380	15,214,109
Net cash (used in) provided by investing activities	(1,722,088)	(13,434,658)	885,066	(19,887,464)

Financing Activities
Payments on capital lease obligations	(39,434)	(41,771)	(55,153)	(294,318)
Proceeds from equipment loan	1,347,139	—	105,734	1,947,006
Payments of equipment loan	(265,720)	(123,043)	(120,176)	(508,939)
Proceeds from issuance of notes	3,011,892	1,503,299	—	5,565,191
Payments of notes	—	—	—	(1,000,000)
Payment of shareholder loans	—	—	—	(294,238)
Proceeds on issuance of common stock	11,338,400	9,677,515	4,998	34,839,687
Proceeds on issuance of preferred stock	—	12,015,000	—	12,015,000
Net cash provided by (used in) financing activities	15,392,277	23,031,000	(64,597)	52,269,389

Net increase (decrease) in cash and cash equivalents	1,271,734	2,944,037	(3,124,399)	5,150,088
Cash and cash equivalents at beginning of period	3,878,354	934,317	4,058,716	—
Cash and cash equivalents at end of period	$5,150,088	$3,878,354	$934,317	$5,150,088

Supplemental Schedule of Noncash Financing and Investing Activities
Value of warrants issued in connection with debt financing	$112,400	$—	$—	$112,400

Accretion of dividend on preferred stock	$913,000	$807,000	$—	$1,720,000

Payable to joint venture	$845,845	$684,328	$12,015,000	$13,545,173

Acquisition of property and equipment under capital leases	$—	$4,322	$—	$312,518

Assumption of net liabilities of M6 Pharmaceuticals at
inception (August 7, 1995)	$—	$—	$—	$298,154

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$336,349	$93,566	$75,616	$648,779

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1.                       Organization and Basis of Presentation

Organization

DepoMed, Inc. (the “Company” or “DepoMed”), a development stage company, was incorporated in the State of California on August 7, 1995. The Company is engaged in the research and development of oral drug delivery systems. The Company’s primary activities since incorporation have been establishing its offices and research facilities, recruiting personnel, conducting research and development, performing business and strategic planning and raising capital.

           As of December 31, 2001, the Company had approximately $5,150,000 in cash, cash equivalents and marketable securities, working capital of $1,760,000 and accumulated net losses of $49,601,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  On March 22, 2002, the Company completed an equity private placement with net proceeds of $8,304,000 (See Note 10 of the Notes to Financial Statements, Subsequent Events).  The Company expects its existing capital resources, including the proceeds from the March 2002 financing, will permit it to meet its capital and operational requirements at least through December 31, 2002.

2.                       Summary of Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper.  The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  At December 31, 2001, the contractual period for all available-for-sale debt securities is within one year.  All marketable securities are classified as available-for-sale.  These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity (net capital deficiency).

Securities classified as available-for-sale as of December 31, 2001 and 2000 are summarized below.  Estimated fair value is based on quoted market prices for these investments.

		Gross
	Amortized	Unrealized	Estimated
December 31, 2001:	Cost	Losses	Fair Value
U.S. corporate securities:
Total included in cash and cash equivalents	$846,983	$—	$846,983
Total included in marketable securities	—	—	—
Total available-for-sale	$846,983	$—	$846,983

December 31, 2000:
U.S. corporate securities:
Total included in cash and cash equivalents	$3,123,357	$—	$3,123,357
Total included in marketable securities	2,623,897	(3,372)	2,620,525
Total available-for-sale	$5,747,254	$(3,372)	$5,743,882

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 4 of the Notes to Financial Statements). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) in accounting for stock-based awards to its employees.  Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant.  Any such deferred stock-based compensation is amortized over the vesting period of the individual options.  Pro forma net loss information using the fair value method accounting for grants of stock options to employees is included in Note 7of the Notes to Financial Statements.

Options granted to non-employees are accounted for at fair value using the Black-Scholes option valuation model in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18 (EITF 96-18), and may be subject to periodic revaluation over their vesting terms.  The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

Net Loss Per Common Share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans are not included as their effect is antidilutive.  For the three years ended December 31, the following potentially dilutive securities were not included in the computation of diluted earnings per share:

	2001		2000		1999
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Stock options	2,613,092	$4.37	1,803,711	$4.16	1,327,383	$4.29
Warrants	3,592,565	$5.80	1,879,935	$7.10	1,479,979	$7.54
Convertible preferred shares
and accrued interest	1,144,583	—	1,068,500	—	—	—
Convertible promissory note
and accrued interest	477,905	—	153,334	—	—	—
	7,828,145		4,905,480		2,807,362

Revenue Recognition

Revenue related to collaborative research agreements with corporate partners and the Company’s joint venture is recognized as the expenses are incurred for each contract.  The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement.

Comprehensive Income

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss.  Specifically, SFAS 130 requires unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in shareholders’ equity, to be included in accumulated other comprehensive loss.  Comprehensive loss for the years ended December 31, 2001, 2000 and 1999 has been reflected in the Statement of Shareholders’ Equity.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (FAS 121), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment.

Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109) which requires the use of the liability method in accounting for income taxes.  Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

The estimated fair value of long-term debt and notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities.  The carrying values of these obligations approximate their respective fair values.

Segment Information

The Company follows Statement of Financial Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131).  FAS 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers.  The Company operates in one operating segment and has operations solely in the United States.

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

In October 2001, the FASB issued Financial Reporting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 supersedes Financial Reporting Standard No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 is not expected to have an impact on the Company’s financial position and results of operations.

3.                 Research Arrangements

R. W. Johnson Pharmaceutical Research Institute

In March 1998, the Company entered into a research agreement with the R. W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company’s GR System.  The Company was paid for actual costs, as incurred, at the fees stipulated in the agreement.

           In the first quarter of 1999, the Company successfully completed the first phase of formulation development under the PRI feasibility agreement.  PRI has requested no further development work from the Company and the Company does not expect to receive any additional revenue from this agreement.  The Company recognized revenues of $115,327 during 1999, in accordance with the agreement.  The costs incurred for research and development approximated the revenue recognized under the agreement.  The Company did not recognize any revenues under the agreement in 2000 and 2001.

Elan Corporation, plc

On November 30, 1999, the Company signed a legally binding letter agreement (the “Agreement”) with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to form a joint venture to develop products using drug delivery technologies and expertise of both companies. Since the agreement was a legally binding agreement as of the date of the execution of such agreement, the Company recorded the transaction in the fourth quarter of 1999.  On January 21, 2000, the final closing agreements were signed, cash payments were received and stock was issued to complete the transaction.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by the Company and 19.9% by Elan.  DDL subcontracts research and development efforts to DepoMed, Elan and others.  Under the terms of the Agreement, DDL paid $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan in-process drug delivery technologies.  The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses.  DepoMed also licensed certain drug delivery technologies to DDL on a non-exclusive basis.

The Agreement also provided for the following terms and transactions:

•  Elan purchased 717,286 shares of DepoMed’s common stock at $7.00 per share.  The shares purchased are unregistered and have registration rights.  The proceeds may be used by DepoMed without restriction.

•  Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the “Series A Preferred Stock”) at $1,000 per share.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of the Series A Preferred Stock.  The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into DepoMed’s common stock at a price of $12.00 per share.  Additionally, Elan has the right to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan’s ownership in DDL to 50%.  This exchange option is exercisable between January 2002 and January 2006.  The exchange right will terminate if the Series A Preferred Stock is converted into the DepoMed’s common stock unless this conversion occurs as a result of a liquidation or upon the occurrence of certain transactions involving a change of control of DepoMed.  DepoMed was required to use the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock, both classes of stock were purchased at $1,250 per share, to fund DepoMed’s share of DDL’s initial capitalization.

•  Elan purchased 2,388 shares of DDL preferred stock for $1,250 per share, a 19.9% interest in DDL.

•  DepoMed, at its sole discretion, will fund 80.1% of the joint venture research and development costs up to $8,010,000 through January 21, 2002.  DepoMed and Elan are currently in negotiations to extend the term of development.  If Elan elects to exercise its exchange option on the Series A Preferred Stock, Elan must also repay DepoMed 30.1% of joint venture funding paid by DepoMed.  Upon repayment by Elan, both DepoMed and Elan will have shared evenly in funding the joint venture’s historical operating loss.

•  Elan made a loan facility available to DepoMed for up to $8,010,000.  The funding term of the loan will terminate on January 21, 2002.  DepoMed and Elan are currently in negotiations to extend the funding term of the loan.  The purpose of this loan is to support DepoMed’s share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by the Company to Elan.  The note has a six-year term and will bear interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  The note and accrued interest are convertible into DepoMed’s common stock at a conversion price of $10.00 per share at Elan’s option.

         •  DDL has the ability to license any future products to a third party; however, Elan has a limited right of first negotiation.  Any license granted to Elan must be done on the basis of “arm’s length” pricing.

While DepoMed owns 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.  Separate financials statements for DDL are included elsewhere in this Form 10-K.

         For the years ended December 31, 2001 and 2000 and for the period from formation (November 30, 1999) to December 31, 2001, DDL recognized a net loss of approximately $3,962,000, $2,731,000 and $21,693,000, respectively.  The net loss from formation to December 31, 2001 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  DepoMed recognized 80.1% of DDL’s loss, or approximately $3,173,000, $2,188,000 and $17,376,000 for the years ended December 31, 2001 and 2000 and for the period from formation to December 31, 2001, respectively.  The costs incurred by DepoMed approximated the revenue recognized under the arrangement.  To date, DDL has not recognized any revenue.  At December 31, 2001 and 2000, DDL had current liabilities of $1,056,000 and $854,000, respectively.  As DepoMed’s funding obligation equals its equity in net loss of DDL, DepoMed had no carrying value of its DDL investment at December 31, 2001, 2000 and 1999.

New York Stock Exchange-Listed Pharmaceutical Company

In January 2001, the Company signed an interim letter agreement with an undisclosed New York Stock Exchange- listed pharmaceutical company to begin feasibility studies with an undisclosed drug.  Under the interim letter agreement, all research and development work with the partner’s drug will be funded by the partner.  In accordance with the agreement, the Company recognized revenues of approximately $1,414,000 during 2001.  The costs associated with research and development approximated the revenue recognized under the agreement.  The amount receivable at December 31, 2001 under this agreement totaled $314,000.

4.      Property and Equipment

          For the years ended December 31, property and equipment consists of the following:

	2001	2000
Furniture and office equipment	$611,276	$389,562
Laboratory equipment	1,981,419	1,181,696
Leasehold improvements	810,588	508,701
	3,403,283	2,079,959
Less accumulated depreciation and amortization	(1,338,108)	(762,810)
	$2,065,175	$1,317,149

          Property and equipment includes assets under capitalized leases of $148,966 at December 31, 2001 and 2000. Accumulated amortization related to assets under capital leases is included in accumulated depreciation and amortization and totals $33,762 and $85,181 at December 31, 2001 and 2000, respectively.

5.      Commitments and Contingencies

Convertible Promissory Note

On November 30, 1999, the Company signed a binding letter agreement to issue a convertible promissory note to Elan Corporation, plc, for $8,010,000 to fund research and development of DDL, its joint venture.  As of December 31, 2001 and 2000, there was $4,779,000 and $1,533,000, respectively, outstanding related to the note.  The outstanding amounts include accrued interest of $264,000 and $30,000 at December 31, 2001 and 2000, respectively.  (See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc)

Long-term Debt

The Company entered into a $600,000 equipment financing credit facility with a third party in 1998.  The credit facility allowed the Company to borrow up to $600,000 through July 1999.  At December 1998, the Company had utilized approximately $494,000 of the credit facility, at an annual percentage rate of 12.2%.  Equal payments of principal and interest of approximately $12,000 are due monthly through November 2002 with a balloon payment of approximately $49,000 due December 2002. In June 1999, the Company financed additional equipment of approximately $106,000 under the agreement, at an annual percentage rate of 13.5%.  Equal payments of approximately $2,500 are due monthly through May 2003 with a balloon payment of approximately $10,500 due June 2003.  The financed equipment serves as collateral for the loan.

                In March 2001, the Company entered into a secured equipment financing credit facility.  The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001.  The interest rate was recalculated with each draw at 750 basis points above the current thirty-six (36) month US Treasury Note rate.  At the end of December 2001, the Company had utilized approximately $1,347,000 of the credit facility.  The first draw under the facility, completed in March 2001, was $587,500, at an annual interest rate of 12.0%.  Equal payments of principal and interest of approximately $20,000 are due monthly through April 2004.  The second draw under the facility, completed in September 2001, was $567,900, at an annual interest rate of 11.64%.  Equal payments of principal and interest of approximately $16,500 are due monthly through March 2005.  The third and final draw under the facility, completed in December 2001, was $192,000, at an annual interest rate of 11.65%.  Equal payments of principal and interest of approximately $5,600 are due monthly through July 2005.  Loans under the facility are collateralized initially by a security interest in all of the Company’s assets until the Company completes one or more financings of an aggregate of at least $10,000,000.  Upon the completion of qualified financing, the security interest in the Company’s assets will be released and the financed equipment will serve as collateral for the loans.  The unused portion of the credit facility of $653,000 expired on December 31, 2001.

                In connection with the March 2001 credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company’s common stock at $3.98 per share.  The warrants are exercisable until March 2006.  The Company valued the warrants using the Black-Scholes model and treated the resulting value of $112,400 as debt issuance costs.  These costs are offset against the debt obligation and will be amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method.  During the year, $19,800 was amortized into interest expense.

Leases

The Company leases its facilities under a non-cancelable operating lease that expires in March 2005, with an option to extend the lease term for an additional five years.

Future minimum payments under the operating leases, capital leases and long-term debt at December 31, 2001, together with the present value of those minimum payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2002	$649,328	$15,361	$707,082
2003	684,635	4,544	523,199
2004	722,736	—	343,352
2005	152,250	—	88,652
	$2,208,949	19,905	1,662,285
Less amount representing interest		(1,705)	(244,054)
Present value of future lease payments		18,200	1,418,231
Less current portion		(13,984)	(568,699)
Non-current portion		$4,216	$849,532

Rent expense for the years ended December 31, 2001, 2000, 1999 and for the period from inception to December 31, 2001 was approximately $713,000, $554,000, $350,000 and $2,001,000, respectively.

Financial Consulting Agreement

In 1998, the Company entered into a three-year agreement with a financial advisor. As consideration for services to be rendered under this arrangement, the Company granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 shares of common stock at an exercise price $9.625 per share.  The options were fully vested as of the date of grant.  The fair value of these options was $430,200, as determined using the Black-Scholes Estimation Pricing Model.  The value of these options was amortized ratably over the three-year term of the consulting agreement which ended December 31, 2001.

6.      Related Party Transactions

Consulting Agreements

In September 1998, the Company entered into a consulting agreement with Burrill & Co., whereby the Company is required to pay a monthly retainer of $5,000 per month and other fees related to partnering arrangements.  The principal of Burrill & Co. is a director of the Company.  Through December 31, 2001, 2000 and 1999, the Company paid a total of $60,000, $55,000 and $62,699, respectively, in connection with this agreement.  The Company may terminate the arrangement at any time with sixty days notice.

In May 2000, the Company entered into a consulting agreement with John W. Shell, Ph.D. to provide services related to business development, new product opportunities and intellectual property.  Dr. Shell is the founder of the Company and retired as Chairman and Chief Scientific Officer of the Company in April 2000.  Dr. Shell is currently serving as a director of the Company.  For the years ended December 31, 2001 and 2000, the Company paid a total of $375 and $44,204, respectively, in fees associated with the agreement.

Elan Corporation, plc

In November 1999, we signed an agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to form a joint venture to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan (See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc).

7.                 Shareholders’ Equity

Initial Public Offering

The Company completed its initial public offering of common stock and common stock purchase warrants on November 5, 1997. The offering consisted of 1,200,000 units (Units), each unit consisting of one share of common stock, no par value, and a warrant to purchase one share of common stock at an exercise price of $7.625 per share. The warrants may be exercised at any time beginning November 5, 1998 until November 4, 2002. The Company offered these units to the public at a price of $6.10 per unit. Upon the completion of the initial public offering, all of the previously issued convertible preferred shares outstanding as of the closing date were automatically converted into 908,615 shares of common stock. The shares and warrants comprising the units were detached and began trading separately on December 1, 1997.  In connection with the initial public offering, the Company issued warrants to purchase 117,917 Units (Representative’s Warrants).  The Representative’s Warrants are exercisable at a price of $7.625 per Unit for a period of four years commencing one year after the date of the initial public offering.  The warrants issuable upon exercise of the Representative’s Warrants are exercisable at $7.625 per warrant for a period of four years, commencing one year from the date of the initial public offering.

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

As of December 31, 2001, 3,592,565 shares of common stock were reserved for issuance for all outstanding warrants.

Private Placements

On February 6, 1998, the Company completed a private placement of 1,000,000 shares of common stock for $8.00 per share, with net proceeds of approximately $7,500,000.

On January 21, 2000, the Company issued 714,286 shares of common stock and 12,015 shares of Series A convertible exchangeable preferred stock to Elan Corporation for consideration of $5,000,000 and $12,015,000, respectively.  These transactions were completed in conjunction with the formation of a joint venture between Elan Corporation, plc and the Company. (See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc)

On November 15, 2000, the Company completed a private placement of a combination of common stock and warrants, with net proceeds of approximately $4,762,000.  The private placement consisted of 50 units, each unit consisting of 28,571 shares of common stock, no par value, and 7,142 warrants to purchase 7,142 shares of common stock at an exercise price of $5.50 per share. The warrants may be exercised at any time beginning November 15, 2000 until November 14, 2004. The Company offered these units to private investors at a price of $100,000 per unit.  Additionally, the Company issued 42,856 of the redeemable warrants as a commission to a broker.

On June 14, 2001 the Company completed a private placement of a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,331,000.  All of the warrants are exercisable until June 2006 at a weighted-average exercise price of $4.38.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. In June 2001, the Board of Directors approved an increase to the Plan of 500,000 shares subject to shareholders’ approval at the Company’s Annual Meeting of Shareholders on May 30, 2002.  As of December 31, 2001, a total of 2,900,000 shares of common stock have been reserved for issuance under the Plan.  The Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees, directors and consultants of the Company.

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

A summary of the Company’s stock option activity and related information for the period from inception (August 7, 1995) to December 31, 2001 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(120,000)	120,000	$0.09
Balance at December 31, 1995	130,000	120,000	$0.09
Options granted at fair value	(3,334)	3,334	$0.09
Options granted below fair value	(83,333)	83,333	$0.90
Options exercised	—	(91,666)	$0.09
Balance at December 31, 1996	43,333	115,001	$0.68
Shares authorized	750,000	—	—
Options granted at fair value	(369,166)	369,166	$4.12
Options granted below fair value	(153,333)	153,333	$3.00
Options exercised	—	—	—
Balance at December 31, 1997	270,834	637,500	$3.23
Shares authorized	200,000 *	—	—
Options granted at fair value	(296,498)	296,498	$8.10
Options granted below fair value	(60,000)	60,000	$5.92
Options forfeited	7,500	(7,500)	$3.75
Balance at December 31, 1998	121,836	986,498	$4.85
Shares authorized	600,000	—	—
Options granted at fair value	(363,551)	363,551	$2.93
Options exercised	—	(1,666)	$3.00
Options forfeited	21,000	(21,000)	$7.29
Balance at December 31, 1999	379,285	1,327,383	$4.29
Shares authorized	600,000	—	—
Options granted at fair value	(485,328)	485,328	$3.90
Options forfeited	4,000	(4,000)	$5.47
Options expired	5,000	(5,000)	$11.25
Balance at December 31, 2000	502,957	1,803,711	$4.16
Shares authorized	500,000 **	—	—
Options granted at fair value	(812,714)	812,714	$4.83
Options exercised	—	(3,333)	$3.00
Balance at December 31, 2001	190,243	2,613,092	$4.37

*    In December 1998, the Board of Directors approved an increase of 200,000 shares to the plan which was approved by the shareholders at the Annual Meeting of Shareholders on June 2, 1999.

** In June 2001, the Board of Directors approved an increase of 500,000 shares to the plan subject to shareholder approval at the Annual Meeting of Shareholders on May 30, 2002.

In June 2001, the Board of Directors authorized an increase in the number of shares authorized for issuance under the Plan by 500,000 shares.  This increase will not be submitted for shareholder approval until the 2002 Annual Meeting of Shareholders.  In November and December 2001, the Company granted options to purchase approximately 310,000 shares out of the proposed 500,000 share increase of common stock at exercise prices of $5.50 and $5.80, which represent the fair market value of our common stock on the respective dates of grant.  However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained.  Accordingly, if on such date the fair market value of the underlying common stock is greater than the exercise price, the Company will be required to recognize the difference as a non-cash compensation expense.  If the fair market value of the Company’s common stock is significantly higher than the exercise price on this date, the Company’s results could be materially impacted in the second quarter of 2002.  The fair market value of the Company’s common stock at December 31, 2001 was $6.90.

Exercisable options at December 31, 2001, totaled 1,453,848.  Exercise prices for options outstanding as of December 31, 2001 ranged from $0.09 to $10.25. The following table summarizes information about options outstanding at December 31, 2001:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$0.09-0.90	114,999	$0.68	4.46	114,999	$0.68
$2.88-3.75	1,267,229	$3.39	7.24	866,195	$3.37
$4.06-6.10	933,364	$4.96	9.08	231,970	$4.85
$7.63-7.75	230,500	$7.64	6.90	177,895	$7.64
$9.50-10.25	67,000	$9.68	6.23	62,789	$9.68
	2,613,092			1,453,848

Stock-Based Compensation

During 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 (SFAS 123). In accordance with SFAS 123, the Company applies APB 25 in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees at fair value, but does recognize compensation expense for options granted at prices below fair value. The valuation related to stock options granted to non-employees in 1996 was immaterial and, therefore, no value was recorded in the financial statements in 1996. The Company used the minimum value method to determine the fair value of stock options at the grant date issued in 1996, and in 1997, up to the date of the initial public offering. Options granted subsequent to the Company’s initial public offering were valued using the Black-Scholes Option Valuation Model.  The weighted-average assumptions used for 2001, 2000 and 1999 were as follows:

	Year Ended December 31,
	2001	2000	1999
Risk free interest rate	5.18%	6.10%	4.81%
Expected dividend yield	0	0	0
Expected option life in years	4	4	4
Expected stock price volatility	.82	.82	.80

The weighted-average estimated fair value of employee stock options was $3.04, $2.47 and $1.83 for stock options granted in 2001, 2000 and 1999, respectively.

The option valuation models used in 2001, 2000 and 1999, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For pro forma purposes, the estimated fair value of the options is amortized to expense over the option’s vesting period.  If the Company had elected to recognize compensation expense based on the fair value of the options granted on the date of grant as prescribed by SFAS 123, net loss and net loss per share would have increased as reflected in the pro forma amounts shown in the table below:

	Year Ended December 31,
	2001	2000	1999
Net loss—as reported	$(18,483,039)	$(10,509,870)	$(17,208,800)
Net loss—pro forma	$(19,625,252)	$(11,358,212)	$(17,827,568)
Net loss per share—as reported	$(1.81)	$(1.43)	$(2.66)
Net loss per share—pro forma	$(1.92)	$(1.55)	$(2.75)

Deferred Stock-Based Compensation

For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,000 as deferred stock-based compensation for the excess of the deemed fair value for financial reporting purposes of the common stock issuable on exercise of such options over the exercise price.  The deferred stock-based compensation expense was recognized over the vesting period of the options.  Compensation expense relating to the amortization of deferred stock-based compensation recorded in the 2001, 2000 and 1999 statements of operations was $25,000, $257,000 and $228,000, respectively.  Further, the Company recognized expense of $58,000 in 2001, $126,000 in 2000 and none in 1999 relating to the value of stock options granted to consultants in exchange for services.

8.              Income Taxes

As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $34,000,000 each.  The Company also had federal and California research and development tax credit carryforwards of approximately $600,000 each.  The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2021 if not utilized.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2001	2000	1999
Net operating loss carryforwards	$13,600,000	$6,500,000	$3,700,000
Research credit carryforwards	1,000,000	800,000	400,000
In-process research and development	4,100,000	4,500,000	4,800,000
Other	300,000	—	—
Total deferred tax assets	19,000,000	11,800,000	8,900,000
Valuation allowance for deferred tax assets	(19,000,000)	(11,800,000)	(8,900,000)
Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $7,200,000, $2,900,000 and $7,300,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

9.              Summarized Quarterly Data (Unaudited)

The following tables set forth certain statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2000 through the quarter ended December 31, 2001.  This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented.  Operating results for any quarter are not necessarily indicative of results for any future period.

	2001 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$989,282	$1,208,661	$837,961	$637,422
Loss from operations	(3,951,572)	(3,760,047)	(4,004,929)	(2,604,879)
Net loss	(4,887,165)	(4,589,219)	(4,933,805)	(3,189,850)
Net loss applicable to common shareholders	(5,123,165)	(4,822,219)	(5,157,805)	(3,409,850)
Basic and diluted net loss per common share	(0.44)	(0.42)	(0.56)	(0.40)

	2000 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$432,312	$381,926	$585,562	$376,418
Loss from operations	(2,828,821)	(1,885,903)	(1,624,537)	(1,398,936)
Net loss	(3,497,332)	(2,378,872)	(2,179,212)	(1,647,454)
Net loss applicable to common shareholders	(3,716,332)	(2,595,872)	(2,389,212)	(1,808,454)
Basic and diluted net loss per common share	(0.47)	(0.36)	(0.33)	(0.26)

10.       Subsequent Events

Private Placement

On March 25, 2002, the Company completed a private placement of 2,300,000 common shares at $3.83 per share with net proceeds of $8,304,000.  In connection with the financing, anti-dilution provisions in the Elan agreements were triggered, which adjusted the price at which the Series A preferred stock and dividends convert to common stock from $12.00 per share to $10.66 per share and which adjusted the price at which the Elan convertible loan facility and interest convert to common stock from $10.00 per share to $9.07 per share.

AUDITORS’ REPORT

To the Shareholders of

DepoMed Development, Ltd.

We have audited the accompanying balance sheet of DepoMed Development, Ltd. (a development stage company) as of December 31, 2000 and the related statements of operations, shareholders’ deficit and cash flows for the period from formation (November 30, 1999) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Ernst & Young

Chartered

Accountants

February 23, 2001

Hamilton, Bermuda

DEPOMED DEVELOPMENT, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

BALANCE SHEET

(expressed in United States dollars)

	December 31,
	2001	2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Due to shareholders (Note 3)	$642,793	$432,313
Due to companies related through common ownership (Note 3)	413,193	422,030
Total current liabilities	1,055,986	854,343

Shareholders’ deficit:
Preferred stock, $1.00 par value; 6,000 non-voting shares
authorized; 6,000 issued and outstanding	6,000	6,000
Common stock, $1.00 par value, 6,000 voting shares
authorized; 6,000 issued and outstanding	6,000	6,000
Contributed surplus	20,624,943	16,864,777
Accumulated deficit	(21,692,929)	(17,731,120)
Total shareholders’ deficit	(1,055,986)	(854,343)
	$—	$—

STATEMENT OF OPERATIONS

 (expressed in United States dollars)

	Year Ended December 31,	Period From Formation to December 31,	Period From Formation to December 31,
	2001	2000	2001
	(Unaudited)		(Unaudited)
Expenses
In-process research and development (Note 4)	$—	$15,000,000	$15,000,000
Research and development (Note 3)	3,927,332	2,709,017	6,636,349
General and administrative	34,477	22,103	56,580
Total operating expenses	3,961,809	17,731,120	21,692,929
Net loss	$(3,961,809)	$(17,731,120)	$(21,692,929)

See accompanying notes.

STATEMENT OF SHAREHOLDERS’ DEFICIT

Period from formation to December 31, 2001

(expressed in United States dollars)

	Preferred Stock		Common Stock		Contributed	Total Accumulated	Total Shareholderss’
	Shares	Amount	Shares	Amount	Surplus	Deficit	Deficit
Issuance of common shares	—	$—	6,000	$6,000	$7,494,000	$—	$7,500,000
Issuance of preferred shares	6,000	6,000	—	—	7,494,000	—	7,500,000
Contributed surplus	—	—	—	—	1,876,777	—	1,876,777
Comprehensive and net loss	—	—	—	—	—	(17,731,120)	(17,731,120)
Balances at December 31, 2000	6,000	6,000	6,000	6,000	16,864,777	(17,731,120)	(854,343)
Contributed surplus (unaudited)	—	—	—	—	3,760,166	—	3,760,166
Comprehensive and net loss (unaudited)	—	—	—	—	—	(3,961,809)	(3,961,809)
Balances at December 31, 2001 (unaudited)	6,000	$6,000	6,000	$6,000	$20,624,943	$(21,692,929)	$(1,055,986)

STATEMENT OF CASH FLOWS

(expressed in United States dollars)

	Year Ended December 31,	Period From Formation to December 31,	Period From Formation to December 31,
	2001	2000	2001
	(Unaudited)		(Unaudited)
Operating activities
Net loss	$(3,961,809)	$(17,731,120)	$(21,692,929)
Adjustment to reconcile net loss to net cash used in
operating activities:
Due to shareholders	210,480	432,313	642,793
Due to companies related through common ownership	(8,837)	422,030	413,193
Net cash used in operating activities	(3,760,166)	(16,876,777)	(20,636,943)

Financing activities
Proceeds from issuance of common shares	—	6,000	6,000
Proceeds from issuance of preferred shares	—	6,000	6,000
Increase in contributed capital	3,760,166	16,864,777	20,624,943
Net cash provided by financing activities	3,760,166	16,876,777	20,636,943
Change in cash, and cash at beginning and end of period	$—	$—	$—

See accompanying notes.

NOTES TO THE FINANCIAL STATEMENTS

Information as of and for the year ended December, 31, 2001 is unaudited

December 31, 2001

1. Organization and Basis of Presentation

DepoMed Development, Ltd. (the Company) was incorporated on January 7, 2000 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. (EIS), a wholly-owned subsidiary of Elan Corporation plc, (Elan), and DepoMed, Inc. (DMI), holding 19.9% (non-voting shares) and 80.1% of the shares, respectively. The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (JDOA) dated January 21, 2000 between DepoMed Development, Ltd. (DDL), EIS, DMI and others). The focus of the collaborative venture is to develop “Products” using the intellectual property of Elan, and DMI and the DDL technology pursuant to the JDOA.

The Company’s financial statements are presented based on the assumption that it was formed pursuant to the execution of a legally binding letter agreement between DMI and EIS and certain Elan affiliates on November 30, 1999.  Based on the legally binding agreement, DMI and EIS both recorded their respective shares of operating results for the period from November 30, 1999 to December 31, 1999 in their own separate financial statements for the year ended December 31, 1999.

The Company’s ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders in connection with the shareholders’ respective obligations to fund the Company’s operations.

           The financial information at December 31, 2001 is unaudited but includes all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such date and the operating results and cash flows for that period.

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

Comprehensive Income

           Comprehensive income (loss) approximates net loss for the period ended December 31, 2001 and 2000.

3. Related Party Transactions

At the end of the period, the amount due to shareholders and companies related through common ownership represents costs for research and development that are subcontracted to DMI and Elan.  Research and development expense of $3,27,332, $17,709,017 and $21,636,349 represents costs under such agreements for the year ended December 31, 2001, and for the periods from formation to December 2000 and 2001, respectively.  These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.  Further, the amount due to shareholders is unsecured, and interest free with no set terms of repayment.

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

5. Shareholders’ Equity

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

Contributed Surplus

Contributed surplus of $20,624,943 and $16,864,777 at December 31, 2001 and 2000, respectively, represents the share premium of $14,988,000 on amounts initially contributed by shareholders, as well as additional amounts received from shareholders which represents capital contributions to fund the Company’s operating costs.

6. Taxes

Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

INDEX TO EXHIBITS

α 3.1	Third Amended and Restated Articles of Incorporation
α 3.2	Form of Amended and Restated Articles of Incorporation
α 3.3	Bylaws
α 3.4	Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
α 4.1	Specimen Common Stock Certificate
α 4.2	Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
α 4.3	Form of Representative’s Warrant Agreement including form of Representative’s Warrant
α 4.4	Form of Warrant Agreement
β 10.1	1995 Stock Option Plan, as amended
α 10.9	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
α 10.10	Form of Indemnification Agreement between the company and its directors and executive officers
α 10.12	Form of Agreement between the company and Burrill & Company
γ 10.15	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ 10.16	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ 10.17	Newco Registration Rights Agreement dated January 21, 2000 among the company, Newco and Elan International Services, Ltd.
γ 10.18	Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
γ 10.19	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
γ 10.20	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
γ 10.21	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
γ 10.22	Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and Elan Pharma International, Ltd.
γ 10.23	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
δ 10.24	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 25)

α	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
β	Incorporated by reference to Exhibit 10.1 of the company’s registration statement on Form S-8 (File No. 333-54982)
γ	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
δ	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
+	Confidential treatment granted.