Form 10-Q
period 2002-03-31
DEPOMED INC
filed 2002-05-15
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

(650) 462-5900
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES ☒	NO ☐

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 3, 2002 was 13,973,309.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Balance Sheets at March 31, 2002 and December 31, 2001

Statements of Operations for the three-month periods ended March 31, 2002 and 2001, and for the period from inception (August 7, 1995) to March 31, 2002

Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001, and for the period from inception (August 7, 1995) to March 31, 2002

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signature

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,693,385	$5,150,088
Accounts receivable	162,847	397,277
Receivable from joint venture	484,208	642,793
Prepaid and other current assets	154,286	197,479
Total current assets	10,494,726	6,387,637

Property and equipment, net	1,936,760	2,065,175
Other assets	291,876	294,034
	$12,723,362	$8,746,846

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,635,798	$2,327,381
Accrued compensation	463,201	446,515
Other accrued liabilities	411,719	343,667
Payable to joint venture	801,271	845,845
Capital lease obligation, current portion	6,652	13,984
Long-term debt, current portion	526,864	542,251
Other current liabilities	86,560	137,718
Total current liabilities	4,932,065	4,657,361

Capital lease obligation, non-current portion	3,045	4,216
Long-term debt, non-current portion	681,276	783,416
Promissory note from related party, non-current portion	5,748,577	4,779,054

Commitments

Shareholders’ equity (net capital deficiency):
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at March 31, 2002 and December 31, 2001	13,972,517	13,735,000
Common stock, no par value, 25,000,000 shares authorized; 13,973,309 and 11,530,168 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	44,498,617	36,109,124
Deficit accumulated during the development stage	(57,112,735)	(51,321,325)
Total shareholders’ equity (net capital deficiency)	1,358,399	(1,477,201)
	$12,723,362	$8,746,846

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to

2002

2001

March 31, 2002

Revenue:
Collaborative agreements	$137,509	$278,255	$3,507,873
Collaborative agreements with affiliates	484,208	359,167	4,364,700

Total revenue	621,717	637,422	7,872,573

Operating expenses:
Research and development	4,587,605	2,655,682	34,715,560
General and administrative	629,972	586,619	10,536,746
Purchase of in-process research and development	—	—	298,154

Total operating expenses	5,217,577	3,242,301	45,550,460

Loss from operations	(4,595,860)	(2,604,879)	(37,677,887)

Other income (expenses):
Equity in loss of joint venture	(812,402)	(630,118)	(18,188,438)
Interest income (expense), net	(145,631)	45,147	711,107

Total other income (expenses)	(958,033)	(584,971)	(17,477,331)

Net loss	(5,553,893)	(3,189,850)	(55,155,218)

Accretion of dividend on preferred stock	(237,517)	(220,000)	(1,957,517)

Net loss applicable to common stock shareholders	$(5,791,410)	$(3,409,850)	$(57,112,735)

Basic and diluted net loss per common share	$(0.49)	$(0.40)

Shares used in computing basic and diluted net loss per common share	11,855,476	8,617,913

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to
	2002	2001	March 31, 2002
Operating Activities
Net loss	$(5,553,893)	$(3,189,850)	$(55,155,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	812,402	630,118	18,188,438
Depreciation and amortization	174,559	118,318	1,779,275
Accrued interest expense on notes	112,547	32,359	390,028
Amortization of deferred compensation	—	22,053	947,250
Value of stock options issued for services	6,605	—	216,392
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	234,430	(6,480)	(162,847)
Accounts receivable from joint venture	158,585	73,146	(484,208)
Other current assets	43,193	58,021	(154,286)
Other assets	2,158	(555)	(292,034)
Accounts payable and other accrued liabilities	376,469	342,701	3,047,517
Accrued compensation	16,686	(24,159)	395,725
Other current liabilities	(51,158)	(38,344)	86,560
Net cash used in operating activities	(3,667,417)	(1,982,672)	(30,899,254)

Investing Activities
Investment in joint venture	(856,976)	(695,524)	(17,387,167)
Expenditures for property and equipment	(46,144)	(482,802)	(3,400,460)
Purchases of marketable securities	—	—	(15,217,066)
Maturities of marketable securities	—	2,614,954	15,214,109
Net cash (used in) provided by investing activities	(903,120)	1,436,628	(20,790,584)

Financing Activities
Payments on capital lease obligations	(8,503)	(9,399)	(302,821)
Proceeds on equipment loan	—	587,472	1,947,006
Payments on equipment loan	(117,527)	(33,204)	(626,466)
Proceeds from issuance of promissory notes to related parties	856,976	695,504	6,422,167
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	8,382,888	(364)	43,222,575
Net cash provided by financing activities	9,113,834	1,240,009	61,383,223

Net increase in cash and cash equivalents	4,543,297	693,965	9,693,385
Cash and cash equivalents at beginning of period	5,150,088	3,878,354	—
Cash and cash equivalents at end of period	$9,693,385	$4,572,319	$9,693,385

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year ending December 31, 2002 or future operating periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

As of March 31, 2002, the Company had approximately $9,693,000 in cash and cash equivalents, working capital of $5,563,000 and accumulated net losses of $55,155,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  As more fully discussed in the Management’s Discussion and Analysis, the Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least December 2002.

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

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.

4. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans are not included as their effect is antidilutive.

5. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2002 and 2001, approximates net loss and includes unrealized gains and losses on marketable securities.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued Financial Reporting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 supersedes Financial Reporting Standard No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 had no impact on the Company’s financial position and results of operations.

7. RESEARCH ARRANGEMENTS

Elan Corporation, plc

In 1999, the Company formed a joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies of Elan and DepoMed, Inc.  This joint venture, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DepoMed and Elan have initially agreed upon an aggregate maximum funding amount of $10,000,000 and a two-year funding term that expired January 21, 2002.  DepoMed and Elan are currently negotiating to extend the funding term of the agreement.  Both partners continue to perform development work for DDL while the negotiations are ongoing.

While the Company owns 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in Emerging Issues Task Force Consensus No. 96-16.  Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.

For the three months ended March 31, 2002 and 2001, and for the period from formation (November 30, 1999) to March 31, 2002, DDL recognized a net loss of approximately $1,014,000, $787,000 and $22,707,000, respectively.  The net loss from formation to March 31, 2002 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  DepoMed recognized 80.1% of DDL’s loss, or approximately $812,000, $630,000 and $18,188,000 for the three months ended March 31, 2002 and 2001, and for the period from formation to March 31, 2002, respectively.  To date, DDL has not recognized any revenue.

8. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered with the Company’s March 2002 financing (See Note 9 of the Notes to Financial Statements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert to the Company’s common stock from $10.00 per share to $9.07 per share.  The funding term of the loan expired on January 21, 2002 and DepoMed and Elan are currently in negotiations to extend the funding term.  Although the funding term has not formally been extended as of March 31, 2002, Elan has allowed funding under the facility.  In the three months ended March 31, 2002, the Company borrowed approximately $857,000 under the facility.  To date, a total of $5,749,000 is outstanding on the note, including $376,000 of accrued interest.

Equipment Financing Credit Facility

In March 2001, the Company entered into a secured equipment financing credit facility.  The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001.  In 2001, the Company utilized approximately $1,347,000 of the credit facility and the unused portion of $653,000 expired on December 31, 2001.  Loans under the facility were collateralized initially by a security interest in all of the Company’s assets until the Company completed one or more financings of an aggregate of at least $10,000,000.  In March 2002, the security interest in the Company’s assets was released and as a result only the financed equipment will serve as collateral for the duration of the loans.

9. SHAREHOLDERS’ EQUITY

Private Placement

In March 2002, the Company completed a private placement of 2,300,000 shares of common stock at $3.83 per share with net proceeds of $8,195,000.  Additionally, the Company issued warrants to a placement agent to purchase 121,981 shares of common stock at $4.875 per share.  The warrants are exercisable until March 22, 2006.

Preferred Stock Dividend

In conjunction with the formation of DDL, Elan purchased 12,015 shares of DepoMed Series A convertible exchangeable preferred stock (the “Series A Preferred Stock”).  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock is convertible into the Company’s common stock, at Elan’s option.  An anti-dilution provision of the Elan agreement was triggered with the Company’s March 2002 financing, which adjusted the price at which the Series A Preferred Stock and accrued dividends convert to the Company’s common stock from $12.00 per share to $10.66 per share.  For the three months ended March 31, 2002, the Company accrued $238,000 as dividends on the Series A Preferred Stock.  Through March 31, 2002, the Company had accrued a total of $1,958,000 related to the dividend on the Series A Preferred Stock.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included with the company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the company’s Financial Statements and related notes thereto appearing elsewhere in this quarterly report.  Statements made in this quarterly report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  A number of risks and uncertainties, including those discussed under the caption “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” below and elsewhere in this quarterly report on Form 10-Q, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

ABOUT THE COMPANY

We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (the “GR System”).  The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, on a continuous, controlled release basis.  By incorporation into the GR System, a drug currently taken two or three times a day may be administered only once a day.  At present, several drug compounds incorporated in the GR System are in advanced clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes four issued patents and thirteen patent applications pending in the United States.  We have also developed the Reduced Irritation System (the “RI System”), (together with the GR System, the “DepoMed Systems”) which is designed to provide for significant reduction in local upper gastrointestinal irritation from the effects of certain drugs.

In this Annual Report on Form 10-Q, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

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

In January 2002, a broad patent covering our GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers Squibb Company (“BMS”) claiming that BMS’s once-daily metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475 (the “BMS Lawsuit”), as well as other matters set forth in the complaint.  Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we would be successful in any litigation against BMS.

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

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we initiated a Phase I clinical trial of the drug furosemide incorporated into the GR System for cardiovascular indications in March 2002.  Further, we have begun a feasibility study of a combination product comprising our Metformin GR once-daily formulation of Metformin with a once-daily sulfoyluerea.

Future clinical progress of our products depends primarily on the result of each ongoing study.  There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the section entitled “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-Q.

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

DepoMed has generated a cumulative net loss of approximately $55,155,000 for the period from inception through March 31, 2002.  Of this loss, $18,188,000 is attributable to our share of the equity in the net loss of DDL.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Revenues

Revenue for the three months ended March 31, 2002 and 2001 was $622,000 and $637,000, respectively.  In 2002, revenue from collaborative agreements decreased to $138,000 from $278,000 in 2001.  These revenues consisted of research and development work performed for two undisclosed collaborative partners.  The decrease in revenue was due to decreased work performed for the undisclosed New York Stock Exchange-listed pharmaceutical company while it evaluated the clinical status of its drug program.  Also in 2002, revenues earned for development work performed for DDL, were $484,000 compared to $359,000 for the same period of 2001.  The increase was due to increased research funding for development work conducted on the joint venture’s additional product candidates.  Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage, up to an aggregate maximum amount of $10,000,000.  As of March 31, 2002, the amount remaining under the agreement was $2,293,000.  While the funding period terminated on January 21, 2002, we expect that the partners will agree to extend the period through at least December 2002.  We expect to continue to perform development work for DDL through at least December 2002.

Research and Development Expense

Research and development expense increased to $4,588,000 for the three months ended March 31, 2002, compared to $2,656,000 in the same period of 2001.  The increase was primarily due to increased expense of $1,149,000 for clinical trials with DepoMed proprietary products, including a Phase III trial with Metformin GR and a Phase II trial with Ciprofloxacin GR, which began in the third and fourth quarters of 2001, respectively.  Other increases included $334,000 related to the hiring of additional employees and related expenses, $209,000 related to increased laboratory supplies for additional projects, and $141,000 related to legal fees associated with increased patent filings during the first quarter of 2002.

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

General and Administrative Expense

General and administrative expense for the first quarter of 2002 and 2001 was $630,000 and $587,000, respectively.  The increase was primarily due to expense of $74,000 related to increased patent and other legal services in regard to business development and other issues regarding the BMS Lawsuit.  Other increases included expense of $31,000 related to salary increases and the hiring of additional employees and expense of $12,000 related to increased insurance limits on directors and officers insurance.  These increases were offset by a $31,000 expense reduction in travel and entertainment.  Various other administrative expenses were reduced due to higher allocation rates of general and administrative expense to research and development expense, which are a function of the hiring of additional research and development personnel.  We expect that general and administrative expense will increase in the future, but at a lower rate than research and development expenses.  Also, as a result of the BMS Lawsuit, our legal fees will increase in the future and may impact our results of operations.

Equity in Loss of Joint Venture

DDL was formed In the fourth quarter of 1999.  While we own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  Accordingly, we do not consolidate the financials statements of DDL, but instead account for our investment in DDL under the equity method of accounting.

DDL recognized a loss of $1,014,000 and $787,000 for the three months ended March 31, 2002 and 2001, respectively.  The increase in research and development expense was due to increased clinical trials activity and increased development work conducted on additional product candidates.  Our 80.1% share of the DDL’s loss was $812,000 and $630,000 for the three months ended March 31, 2002 and 2001, respectively.  We were responsible, at our sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 through January 21, 2002.  Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture losses up to a maximum of $8,010,000 through January 21, 2002.  We are currently in negotiations with Elan to extend the funding period for research and development as well as the funding period of the loan facility through at least December 2002.  We expect that both funding periods will be extended and that our share of DDL’s losses will be approximately $2,500,000 during 2002.  Although the funding periods have not formally been extended, as of March 31, 2002, we continue to perform work for DDL and Elan has allowed for funding under the facility.

Interest Expense

Net interest expense was approximately $146,000 for the three months ended March 31, 2002, compared to net interest income of $45,000 in the same period of 2001.  Interest income decreased from $93,000 in 2001 to $15,000 in 2002 due to declining cash and investment balances as well as declining interest rates.  Interest income was offset by interest expense that increased from $48,000 in 2001 to $160,000 in 2002 due to amounts borrowed under the equipment loan and the promissory note from Elan.  In 2001, net interest income also included immaterial gains realized on the sale and maturity of marketable securities.

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock.  The Series A preferred stock is convertible at anytime after January 2002, at Elan’s option, into DepoMed’s common stock.  The original conversion price of the Series A preferred stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share.  For the three months ended March 31, 2002 and 2001, we accrued a dividend of $238,000 and $220,000, respectively.  To date, we have accrued a total of $1,958,000 related to the dividend on the Series A preferred stock.

Stock Option Grants

In June 2001, the Board of Directors authorized an increase in the number of shares authorized for issuance under the Plan by 500,000 shares.  This increase will not be submitted for shareholder approval until the 2002 Annual Meeting of Shareholders on May 30, 2002.  In November and December 2001, we granted options to purchase approximately 310,000 shares out of the proposed 500,000 share increase of common stock at exercise prices of $5.50 and $5.80, which represent the fair market value of our common stock on the respective dates of grant.  However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained.  Accordingly, if on such date the fair market value of the underlying common stock is greater than the exercise price, we will be required to recognize the difference as a non-cash compensation expense.  If the fair market value of our common stock is significantly higher than the exercise price on this date, our results could be materially impacted in the second quarter of 2002.  The fair market value of our common stock at March 31, 2002 was $5.00; the fair market value of our common stock on May 3, 2002 was $5.00.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations in the three months ended March 31, 2002 was approximately $3,667,000, compared to approximately $1,983,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002, the cash used in operations was due primarily to the net loss offset by our equity in the loss of the joint venture.  Decreases in accounts receivable due to decreased revenue in 2002 and increases in accounts payable due to increased clinical trial activity also offset the net loss.  In 2001, the cash used in operations was due to the net loss offset by increases in accounts payable and our equity in the loss of the joint venture.

Cash used in investing activities in the three months ended March 31, 2002 totaled approximately $903,000 and consisted of a $857,000 investment in our joint venture and $46,000 in purchases of lab equipment, leasehold improvements and office equipment. Net cash provided by investing activities in the three months ended March 31, 2001 totaled approximately $1,437,000 and consisted of maturities of marketable securities, offset by a $696,000 investment in our joint venture and $483,000 in purchases of lab equipment, leasehold improvements and office equipment.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices (“cGMP”) in our laboratories.

Cash provided by financing activities in the three months ended March 31, 2002 was approximately $9,114,000, compared to $1,240,000 for the same period of 2001.  In 2002, the amount consisted of net proceeds of approximately $8,195,000 from a private placement completed in March for 2,300,000 shares of common stock and warrants to purchase 121,981 shares of common stock (See Note 9 of Notes to Financial Statements, Shareholders’ Equity, Private Placement).  Other financing included $857,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $188,000 of proceeds from the exercise of warrants and stock options.  Cash provided by financing was offset by $126,000 of payments on equipment loans and capital lease obligations.  In 2001, the amount provided by financing activities consisted of proceeds of $696,000 from the Elan credit facility and $587,000 of proceeds from an equipment financing credit facility we signed in March 2001, which financed equipment purchases from August 2000 through January 2001.  Cash provided by financing was offset by $43,000 of payments on equipment loans and on capital lease obligations.

As of March 31, 2002, we had approximately $9,693,000 in cash and cash equivalents, working capital of $5,563,000 and accumulated net losses of $55,155,000.  We expect to continue to incur operating losses over the next several years.  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least December 2002.  We are seeking a partner to provide additional funding to support the Metformin GR clinical trials to their conclusion, as well as our other development programs.  If we are unsuccessful in securing such funding, it may become necessary for us to temporarily halt some of our clinical trials until we can successfully enter into a collaborative agreement covering our Metformin GR product, which may not be accomplished.

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

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board issued Financial Reporting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 supersedes Financial Reporting Standard No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 had no impact on our financial position and results of operations.

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

•                  arrangements with collaborative partners that limit or preclude us from developing products or technologies;

•                  premature termination of an agreement; or

•                  failure by a collaborative partner to devote sufficient resources to the development, and commercial sales of products using the DepoMed Systems.

In July 1996, the company and Bristol-Myers entered into a letter agreement regarding a joint research project relating to the development of a product consisting of formulations of a Bristol-Myers drug incorporated in the GR System (the “Bristol-Myers Agreement”). After we completed our research under the Bristol-Myers Agreement, Bristol-Myers decided in early 1999 not to exercise its option to license the resulting product and to proceed instead with its own internally developed product. The Bristol-Myers Agreement by its terms prohibits us from exploiting any formulations of the Bristol-Myers drug developed pursuant to the agreement or any proprietary information or invention relating solely to the Bristol-Myers drug developed under the Bristol-Myers Agreement.

Independent of the Bristol-Myers Agreement, we developed a proprietary product, currently in clinical trials, incorporating the Bristol-Myers drug (which is no longer covered by a U.S. patent) into the GR System. We believe that our development of this product does not contravene any of our obligations under the Bristol-Myers Agreement. However, there can be no assurance that Bristol-Myers will not assert that we have violated the terms of the Bristol-Myers Agreement or dispute our sole ownership of any patent that relates to the product. If Bristol-Myers were to make such an assertion, we could be subject to costly and time-consuming litigation, the outcome of which would be uncertain and in which we would be at a disadvantage because Bristol-Myers has considerably greater financial resources.

We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others.

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold four issued United States patents and eleven United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technologies for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. No assurance can be given that our patent applications will be approved, or that any issued patents will provide competitive advantages for the DepoMed Systems or our technologies.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents.  We not aware of any claim of patent infringement against us. However, if claims concerning patents and proprietary technologies arise and are determined adversely to us, the claims could have a material adverse effect on us. Extensive litigation regarding patent and other intellectual property rights is common in the pharmaceutical industry.

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

In January 2002, a broad patent covering our GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers claiming that Bristol-Myers’ once-daily metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint.  Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we would be successful in any litigation against Bristol-Myers.

These events could have a material adverse effect on the company.

Failure to obtain or delay in obtaining regulatory approval could harm our business.

Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products using the DepoMed Systems and their manufacture and marketing prior to the commercial use of those products. The regulatory process will take several years and require substantial funds. If products using the DepoMed Systems do not receive the required regulatory approvals or if such approvals are delayed, our business would be materially adversely affected. There can be no assurance that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

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

We generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. We then submit the results of these studies to the FDA as part of an Investigational New Drug application, which must become effective before beginning clinical testing in humans in the United States.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•                  In Phase I, we conduct clinical trials with a small number of subjects to determine a drug’s early safety profile and its pharmacokinetic pattern.

•                  In Phase II, we conduct clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

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

The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (an “NDA”) for approval prior to commercialization.  An NDA requires that our products are compliant with cGMP.  Failure to achieve or maintain cGMP standards for products using the DepoMed Systems would adversely impact their marketability.  In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any product using the DepoMed Systems would have a material adverse effect on the company.

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

Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances, we or our collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union (“EU”) approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements. Many of these procedures and requirements are time-consuming and expensive. Some EU countries require price approval as part of the regulatory process. These constraints can cause substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not meaningfully indicate that another country will approve the product.

We depend on third parties for manufacturing, marketing and sales of products using the DepoMed Systems.

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

•                  our success or failure in entering into further collaborative relationships;

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

•                  manufacturing costs and capabilities;

•                  changes in government funding; and

•                  third-party reimbursement policies.

We may not be able to compete successfully in the pharmaceutical product and drug delivery system industries.

Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, a subsidiary of Johnson & Johnson, Elan Corporation plc, SkyePharma plc, Biovail Corporation International, Flamel Technologies S.A. and Andrx Corporation, all of which have oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract. We believe that we are the only drug delivery company that is currently developing products for oral drug delivery systems for enhanced retention in the stomach of an orally administered tablet.

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

All of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

We could become subject to product liability litigation.

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

•                  we will be able to secure increased coverage as the commercialization of products using the DepoMed Systems proceeds; or

•                  any insurance will provide adequate protection against potential liabilities.

Business interruptions could harm our business.

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, terrorism, intentional acts of vandalism and similar events. In particular, our corporate headquarters are located in the San Francisco Bay area, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption would result in losses or damages incurred by us and would harm our business.

The impact of recent changes in global economic conditions may negatively impact our stock price.

The domestic and international economic environment is more uncertain than it has been in recent periods.  Additionally, the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania, and the United States’ military response, has further affected economic certainty and global economic conditions.  Economic and political uncertainty resulting from the attacks and the U.S. military response could adversely affect our development efforts as well as those of our collaborative partners.  This could have a material adverse effect on our results of operations and our stock price.

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

The healthcare industry is changing rapidly as the public, government, medical professionals, third-party payors and the pharmaceutical industry examine ways to contain or reduce the cost of health care. Changes in the healthcare industry could impact our business, particularly to the extent that we develop the DepoMed Systems for use in prescription drug applications.

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

Sales of products using the DepoMed Systems in domestic and foreign markets will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities and private health insurers. Third-party payors are increasingly challenging the price and cost-effectiveness of prescription pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Accordingly, products using the DepoMed Systems may not be eligible for third-party reimbursement at price levels sufficient for the company or our collaborative partners to realize appropriate returns on our investments in the DepoMed Systems.

We may not be able to attract and retain key employees.

Our success is dependent in large part upon the continued services of John W. Fara, the President and Chief Executive Officer of the company, and other members of our executive management, and on our ability to attract and retain key management and operating personnel. We maintain key man life insurance on the life of Dr. Fara in the amount of $1,000,000. Management, scientific and operating personnel are in high demand and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights.  In January 2002, we filed and later served, a complaint against BMS in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475, issued on January 22, 2002 and assigned to DepoMed.  The patent, titled “Extending the Duration of Drug Release Within the Stomach During the Fed Mode,” covers our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  The complaint alleges infringement by BMS’s once-daily Glucophage® XR tablet, as well as other matters set forth in the complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In March 2002, we completed a private placement to accredited investors of 2,300,000 shares of common stock at $3.83 per share with net proceeds of $8,195,000.  We also issued warrants to a placement agent to purchase 121,981 shares of common stock at $4.875 per share.  The warrants are exercisable until March 22, 2006.  These transactions did not involve public offerings and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933. We filed a registration statement on Form S-3 in April 2002 covering the resale of shares issued in the March 2002 private placement and the shares issuable upon exercise of the warrants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	DEPOMED, INC.

By /s/ John F. Hamilton
John F. Hamilton
Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)