Form 10-Q
period 2002-06-30
DEPOMED INC
filed 2002-08-14
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES ☒                       NO ☐

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 2, 2002 was 16,439,187.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Restated) (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,212,703	$5,150,088
Accounts receivable	69,798	397,277
Receivable from joint venture	1,080,771	642,793
Prepaid and other current assets	98,613	197,479
Total current assets	4,461,885	6,387,637

Property and equipment, net	1,994,955	2,065,175
Other assets	291,876	294,034
	$6,748,716	$8,746,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,275,981	$2,327,381
Accrued compensation	404,206	446,515
Other accrued liabilities	753,034	343,667
Payable to joint venture	1,996,243	845,845
Capital lease obligation, current portion	12,512	13,984
Long-term debt, current portion	515,138	542,251
Other current liabilities	34,816	137,718
Total current liabilities	5,991,930	4,657,361

Capital lease obligation, non-current portion	26,478	4,216
Long-term debt, non-current portion	567,919	783,416
Promissory note from related party, non-current portion	5,877,059	4,779,054

Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock: 25,000 shares designated, 12,015 shares issued and outstanding at June 30, 2002 and December 31, 2001	12,015,000	12,015,000

Commitments

Shareholders’ deficit:
Common stock, no par value, 100,000,000 shares authorized; 13,973,309 and 11,530,168 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	44,425,663	36,109,124
Deficit accumulated during the development stage	(62,155,333)	(49,601,325)
Total shareholders’ deficit	(17,729,670)	(13,492,201)
	$6,748,716	$8,746,846

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (August 7, 1995) to June 30,

2002

2001

2002

2001

2002

		(Restated)(1)		(Restated)(1)	(Restated)(1)
Revenue:
Collaborative agreements	$14,004	$393,017	$151,513	$671,272	$3,521,877
Collaborative agreements with affiliates	596,563	444,944	1,080,771	804,111	4,961,263

Total revenue	610,567	837,961	1,232,284	1,475,383	8,483,140

Operating expenses:
Research and development	4,948,975	4,191,794	9,536,580	6,847,476	39,664,535
General and administrative	1,320,125	651,096	1,950,097	1,237,715	11,856,871
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	6,269,100	4,842,890	11,486,677	8,085,191	51,819,560

Loss from operations	(5,658,533)	(4,004,929)	(10,254,393)	(6,609,808)	(43,336,420)

Other income (expenses):
Equity in loss of joint venture	(1,194,972)	(821,594)	(2,007,374)	(1,451,712)	(19,383,410)
Interest income (expense), net	(146,610)	(107,282)	(292,241)	(62,135)	564,497

Total other income (expenses)	(1,341,582)	(928,876)	(2,299,615)	(1,513,847)	(18,818,913)

Net loss	$(7,000,115)	$(4,933,805)	$(12,554,008)	$(8,123,655)	$(62,155,333)

Basic and diluted net loss per share	$(0.50)	$(0.54)	$(0.97)	$(0.91)

Shares used in computing basic and diluted net loss per common share	13,973,309	9,161,338	12,920,243	8,891,127

(1) See Note 1 of the Notes to Financial Statements

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period From Inception (August 7, 1995) to June 30, 2002
	2002	2001
Operating Activities
Net loss	$(12,554,008)	$(8,123,655)	$(62,155,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	2,007,374	1,451,712	19,383,410
Depreciation and amortization	354,812	257,665	1,959,528
Accrued interest expense on notes	241,029	85,227	518,510
Amortization of deferred compensation	—	24,746	947,250
Value of stock options issued for services	11,035	37,902	220,822
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	327,479	(299,497)	(69,798)
Accounts receivable from joint venture	(437,978)	(12,631)	(1,080,771)
Other current assets	98,866	35,306	(98,613)
Other assets	2,158	(277)	(292,034)
Accounts payable and other accrued liabilities	357,967	482,394	3,029,015
Accrued compensation	(42,309)	47,590	336,730
Other current liabilities	(102,902)	(77,440)	34,816
Net cash used in operating activities	(9,736,477)	(6,090,958)	(36,968,314)

Investing Activities
Investment in joint venture	(856,976)	(1,314,446)	(17,387,167)
Expenditures for property and equipment	(249,475)	(1,002,323)	(3,603,791)
Purchases of marketable securities	—	(4,438,627)	(15,217,066)
Maturities of marketable securities	—	3,216,072	15,214,109
Net cash used in investing activities	(1,106,451)	(3,539,324)	(20,993,915)

Financing Activities
Payments on capital lease obligations	(14,327)	(19,165)	(308,645)
Proceeds on equipment loan	—	587,472	1,947,006
Payments on equipment loan	(242,610)	(90,451)	(751,549)
Proceeds from issuance of promissory notes to related parties	856,976	1,314,446	6,422,167
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	8,305,504	11,348,819	43,145,191
Net cash provided by financing activities	8,905,543	13,141,121	61,174,932

Net increase in cash and cash equivalents	(1,937,385)	3,510,839	3,212,703
Cash and cash equivalents at beginning of period	5,150,088	3,878,354	—
Cash and cash equivalents at end of period	$3,212,703	$7,389,193	$3,212,703

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year ending December 31, 2002 or future operating periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date and has been changed to reflect the restatement described below.  The balance sheet does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

As of June 30, 2002, the Company had approximately $3,213,000 in cash and a working capital deficiency of $1,530,000.  On July 9, 2002, the Company completed a private placement of its common stock with net proceeds of $12,255,000 (See Not 10 of the Notes to Financial Statements, Subsequent Events, Biovail Laboratories Incorporated).  The Company had accumulated net losses of $62,155,000 as of June 30, 2002.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.    As more fully discussed in the Management’s Discussion and Analysis, the Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least March 2003.

Restatement

The balance sheet as of December 31, 2001 has been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), with a carrying amount of $12.0 million, outside of permanent shareholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”).  Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12.0 million for the periods presented.  See Note 9 of the Notes to Financial Statements, Shareholders’ Equity, Series A Preferred Stock for further discussion of the effect of this restatement on total stockholders’ equity.

The statements of operations  for the three- and six-month periods ended June 30, 2001 have been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and previously included in the net loss applicable to common shareholders.  As the dividends are only convertible into DepoMed’s common shares, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to EITF Issue No. 98-5.  This restatement does not affect net loss for any periods previously reported.  Net loss per common share is as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Period From Inception to June 30, 2001
As previously reported:
Net loss	$(4,933,805)	$(8,123,655)	$(40,124,941)
Preferred dividend	(224,000)	(444,000)	(1,251,000)
Net loss applicable to common shareholders	$(5,157,805)	$(8,567,655)	$(41,375,941)
Basic and diluted net loss per common share	$(0.56)	$(0.96)

As restated for the elimination of the preferred dividend:
Net loss	$(4,933,805)	$(8,123,655)	$(40,124,941)
Basic and diluted net loss per common share, as restated	$(0.54)	$(0.91)

2. SIGNIFICANT ACCOUNTING POLICIES

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

Valuation of Exchange Option of Series A Convertible Exchangeable Preferred Stock

The Company periodically monitors the redemption value of the Series A Preferred Stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to the Company upon exchange by Elan.  If and when the redemption value of the Series A Preferred Stock exceeds its then current carrying value, the Company will accrete the carrying value of the Series A Preferred Stock to the redemption value and recognize a corresponding dividend to the Series A Preferred shareholders.  The Company will recognize subsequent increases or decreases in redemption value of the Series A Preferred Stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A Preferred Stock below the original basis of $12.0 million.

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

5. COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2002 is equivalent to net loss.  For the three and six months ended June 30, 2001, total comprehensive loss approximates net loss and includes unrealized gains and losses on marketable securities.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued Financial Reporting Standard No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 supersedes Financial Reporting Standard No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 had no impact on the Company’s financial position and results of operations.

In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  Topic No. D-98 was required to be applied in the first fiscal quarter ending after December 15, 2001.  The adoption of Topic No. D-98 required that we classify our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity.  The effect of this reclassification is to reduce total shareholders’ equity by $12.0 million (See Note 9 of the Notes to Financial Statements, Shareholders’ Equity, Series A Preferred Stock).

7. RESEARCH ARRANGEMENTS

Elan Corporation, plc

In 1999, the Company formed a joint venture, DDL, with Elan to develop products using drug delivery technologies of Elan and DepoMed, Inc.  This joint venture, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DepoMed and Elan have initially agreed upon an aggregate maximum funding amount of $10,000,000 and a two-year funding term that expired January 21, 2002.  DepoMed and Elan are currently negotiating to extend the funding term of the agreement.  Both partners have continued to perform development work for DDL while the negotiations are ongoing, work performed in the first and second quarters of 2002 totaled $1,081,000 at June 30, 2002 and $1,081,000 was also receivable at June 30, 2002.

While the Company owns 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in Emerging Issues Task Force Consensus No. 96-16.  For example, Elan has 50% of voting rights on management and research committees that approve all business plans, operating budgets and research plans.  Each matter brought to the respective committee must have the approval of at least one of the Elan directors.  Therefore, Elan has the ability to veto any matter that comes before the committees.  Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.

For the three and six months ended June 30, 2002 and for the period from formation (January 7, 2000) to June 30, 2002, DDL recognized a net loss of approximately $1,492,000, $2,506,000 and $24,199,000, respectively.  For the three and six months ended June 30, 2001, DDL recognized a net loss of approximately $1,026,000 and $1,812,000, respectively.  The net loss from formation to June 30, 2002 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  DepoMed recognized 80.1% of DDL’s loss, or approximately $1,195,000, $2,007,000 and $19,383,000 for the three and six months ended June 30, 2002, and for the period from incorporation to June 30, 2002, respectively.  To date, DDL has not recognized any revenue.

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated ("Biovail") an exclusive license in the United States and Canada to manufacture and market Metformin GR.  Under the terms of the agreement, the Company is responsible for completing the clinical development program in support of Metformin GR.  The agreement provides for a $25.0 million milestone payment to the Company upon approval by the U.S. Food and Drug Administration and further provides for royalties on net sales of Metformin GR.  Biovail has an option to reduce certain of the royalties for a one-time payment to the Company of $35.0 million.  The Company has an option to have Biovail assume Metformin GR research and development expenses in return for a reduction in royalties and the one-time $35.0 million optional payment to be paid by Biovail.

In May 2002, Biovail also signed a definitive agreement to acquire approximately 2.5 million shares of DepoMed’s common stock at $5.00 per share.  Additionally, Biovail received a one-year option to purchase up to 821,959 shares of the Company’s common stock at $5.125 per share, subject to a call provision if the common stock price exceeds $6.50 for 20 out of 30 consecutive trading days anytime after November 6, 2002.  Biovail also received a three-year option to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly.

The transaction was subject to review by U.S. antitrust regulatory authorities, and the review period expired on July 8, 2002 without objection by the regulatory authorities.

8. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 financing (See Note 9 of the Notes to Financial Statements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $9.07 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature triggered.  The funding term of the loan expired on January 21, 2002 and DepoMed and Elan are currently in negotiations to extend the funding term.  Although the funding term has not formally been extended as of June 30, 2002, Elan has allowed funding under the facility.  In the three months ended June 30, 2002, the Company did not draw on the facility.  In the six months ended June 30, 2002, the Company borrowed approximately $857,000 under the facility.  To date, a total of $5,877,000 is outstanding on the note, including $505,000 of accrued interest.

Equipment Financing Credit Facility

In March 2001, the Company entered into a secured equipment financing credit facility.  The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001.  In 2001, the Company utilized approximately $1,347,000 of the credit facility and the unused portion of $653,000 expired on December 31, 2001.  Loans under the facility were collateralized initially by a security interest in all of the Company’s assets until the Company completed one or more financings of an aggregate of at least $10,000,000.  As a result of the financing completed in June 2001, the security interest in the Company’s assets was released in March 2002.  The financed equipment will serve as collateral for the remaining duration of the loans.

9. SHAREHOLDERS’ EQUITY

Private Placement

In March 2002, the Company completed a private placement of 2,300,000 shares of common stock at $3.83 per share with net proceeds of $8,118,000.  Additionally, the Company issued warrants to a placement agent to purchase 121,981 shares of common stock at $4.875 per share.  The warrants are exercisable until March 2006.  The value of the warrants has been accounted for as offering costs with offsetting entries in stockholders' equity.

Series A Preferred Stock

In January 2000, we issued 12,015 shares of Series A Preferred Stock to Elan to fund our 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A Preferred Stock is convertible into DepoMed’s common stock or may be exchanged for a 30.1% interest in DDL.  In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The exchange feature of the Series A Preferred Stock makes the stock subject to reclassification under Topic No. D-98.  Topic No. D-98 was required to be applied in the first fiscal quarter ending after December 15, 2001.  The Company has now adopted Topic No. D-98 retroactively and for all periods presented.  The adoption of Topic No. D-98 required that the Company classify its Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity which has resulted in a Net Capital Deficiency of $17,729,670 at June 30, 2002.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses.  The Company is currently in discussions with Elan regarding Elan’s terminating the relevant exchange right included in the Series A Preferred Stock agreement.  If the Company is successful in negotiating the termination of the exchange right included in the Series A Preferred Stock will be  reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A Preferred Stock into the Company’s common stock, $12,015,000 will be reclassified to permanent equity.

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock dividend is convertible at anytime after January 2002 into DepoMed’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share.  As the preferred stock dividends are only convertible into DepoMed common shares, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  Net loss per share for the three- and six-month periods ended June 30, 2001, has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and previously included in the net loss applicable to common shareholders.  As of June 30, 2002, dividends on the Series A Preferred Stock were convertible into 206,209 shares of DepoMed's common stock.

10. SUBSEQUENT EVENTS

Biovail Laboratories Incorporated

In July 2002, the development and license agreement entered into in May 2002, between the Company and Biovail (See Note 7 of the Notes to Financial Statements, Research Arrangements, Biovail Laboratories Incorporated) became effective and the Company issued 2,465,878 shares of common stock to Biovail at $5.00 per share, for net proceeds of approximately $12,255,000.

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

In this Quarterly Report on Form 10-Q, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

We develop proprietary products utilizing our technology internally, as well as in collaboration with pharmaceutical and biotechnology companies.  Regarding our collaborative programs, we apply our technology to a partner’s compound and from these collaborations we expect to receive research and development funding, milestone payments, license fees and royalties.  For our internal development programs, we apply our proprietary technology to existing drugs and fund development through Phase II clinical trials.  With the Phase II clinical trial results, we generally seek a collaborative partner for marketing and sales, as well as to complete the funding of the clinical trials.  We also expect to receive milestone payments, license fees and royalties from these later stage collaborations.

We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR™, which is currently in pivotal Phase III human clinical trials.  In May 2002, we entered into an agreement with Biovail Laboratories Incorporated ("Biovail") granting Biovail an exclusive license in the United States and Canada to manufacture and market our Metformin GR.  Under the agreement, we are responsible for completing the clinical development program in support of Metformin GR.  The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and further provides for royalties on net sales of Metformin GR.  Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million.  If we do not continue to fund development costs of Metformin GR, Biovail has the right to assume that expense in return for a reduction in royalties and the one-time $35.0 million optional payment to be paid by Biovail.  The agreement was subject to a 30-day review period by U.S. antitrust regulatory authorities and became effective in July 2002.

In July 2002, we issued 2,465,878 shares of our common stock to Biovail at $5.00 per share, for net proceeds of approximately $12,255,000.  Additionally, Biovail received an option to purchase up to 821,959 shares of our common stock at $5.125 per share, subject to a call provision if the common stock price exceeds $6.50 for 20 our of 30 consecutive trading days anytime after November 6, 2002.  Biovail also received a three-year option to purchase additional shares of our common stock in an amount sufficient for Biovail to hold 20% of our common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly.

In January 2002, a broad United States patent covering our GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers Squibb Company (“BMS”) claiming that BMS’s once-daily metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475 (the “BMS Lawsuit”), as well as other matters set forth in the complaint.  In June 2002, BMS filed a response to our complaint and counterclaims, including claims of non-infringement and patent invalidity and allegations that we violated the terms of our 1996 agreement with them and disputing our ownership of the patent.  The response also seeks an injunction against our development of Metformin GR.  Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will be successful in any litigation against BMS.

In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR™, for urinary tract infections.  Our formulation was compared with CIPRO®, a currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  Both treatments were comparably effective in eradication of causative organisms and resolution of clinical signs and symptoms.  In addition, patients treated with Ciprofloxacin GR reported fewer gastrointestinal adverse effects compared to the patients treated with CIPRO.  These results were consistent with reports of gastrointestinal adverse effects in our Phase I trial in 2001.  We are currently in discussions with potential marketing partners for this product and we anticipate that we will delay initiating a Phase III trial until such time that we enter into a licensing arrangement for the product.  We cannot assure that we will be successful in finding such a partner or that the terms of any such arrangement will be favorable to us.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we initiated a Phase I clinical trial of the drug furosemide incorporated into the GR System for cardiovascular indications in March 2002.  Further, we have begun a feasibility study of a combination product comprising our Metformin GR once-daily formulation of Metformin with a once-daily sulfonylurea, for Type II diabetes.

Future clinical progress of our products depends primarily on the result of each ongoing study.  There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the section entitled “Additional Factors that May Affect Future Results” elsewhere in this Form 10-Q.

In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  This joint venture, DepoMed Development, Ltd. (“DDL”), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and an undisclosed product entered Phase I clinical trials in December 2000.  Patent applications have been filed for this product and we are currently seeking a marketing partner for it.  DDL’s second product candidate is currently in Phase I clinical trials and DDL’s third product candidate is in preclinical testing.  However, we believe there is a significant likelihood that these programs will be suspended as a result of Elan’s July 2002 restructuring plan that includes cost reduction programs and the divestiture of non-core businesses, products and assets.  As a result of ongoing negotiations, we are currently unable to determine the full impact of a termination of our joint venture with Elan.

As a result of the sale of our securities to Biovail, Elan and its affiliates have the right to terminate their agreements with us, which could accelerate our payment obligation under the promissory note held by Elan, currently in the aggregate amount of $5,877,000.  However, if our agreements with Elan were terminated, we would reacquire the rights to the intellectual property we contributed to our joint venture with Elan, including rights to certain products currently being developed by DDL.  To date, Elan has not indicated an intention to terminate its agreements based on our sale of securities to Biovail.

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

 DepoMed has generated a cumulative net loss of approximately $62,155,000 for the period from inception through June 30, 2002.  Of this loss, $19,383,000 is attributable to our share of the equity in the net loss of DDL.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 and 2001

Revenues

Revenue for the three months ended June 30, 2002 and 2001 was $610,000 and $838,000, respectively.  In the three-month periods ended June 30, 2002 and 2001, revenue from collaborative agreements decreased to $14,000 in 2002 from $393,000 in 2001 while revenue from our joint venture increased to $597,000 from $445,000 in 2001.  Revenue for the six months ended June 30, was $1,232,000 in 2002, compared to $1,475,000 in the same period of 2001.  In the six-month periods ended June 30, 2002 and 2001, revenue from collaborative agreements decreased to $152,000 in 2002 from $671,000 in 2001.  The decrease in revenue from year to year was due to decreased work performed for an undisclosed collaborative partner while it evaluated the clinical status of the drug program, which is now on hold.  We currently do not expect to receive any future revenues to fund the development program from the undisclosed collaborative partner.  The increase in revenue from our joint venture from year to year was due to increased research funding for development work conducted on the joint venture’s additional product candidates.  Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage, up to an aggregate maximum amount of $10,000,000.  While the funding period terminated on January 21, 2002, we expect that the partners will agree to extend the period through September 2002.

Research and Development Expense

Research and development expense increased to $4,949,000 and $9,537,000 for the three and six months ended June 30, 2002, from $4,192,000 and $6,847,000 in the same periods of 2001.  The increase from the second quarter of 2001 to 2002 was primarily due to the hiring of additional employees, increased salaries and related expenses of $335,000.  Other increases included $166,000 in consulting services, such as those provided to help us bring our laboratory up to GMP specifications, and $128,000 for ongoing clinical trials with DepoMed proprietary products.  The increase in the six-month periods ended June 30, 2002 and 2001 was due primarily to clinical trial expense of $1,509,000, including two Phase III clinical trials with Metformin GR and a Phase II clinical trial with Ciprofloxacin GR.  Other increases included $668,000 related to the hiring of additional employees and related expenses and $220,000 related to consulting services.

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

General and Administrative Expense

General and administrative expense for the second quarter of 2002 and 2001 was $1,320,000 and $651,000, respectively.  General and administrative expense for the six months ended June 30, 2002 was $1,950,000 compared to $1,238,000 in the same period of 2001.  In the three-month periods ended June 30, 2002 and 2001, the increase was due to legal and accounting expense of $704,000 related primarily to the BMS Lawsuit, offset by small reductions in other general and administrative expense.  In the six-month periods ended June 30, 2002 and 2001, the increase was also due to legal services related to the BMS Lawsuit.  We expect that general and administrative expense will increase in the future, but at a lower rate than research and development expenses.  Also, as a result of the BMS Lawsuit, our legal fees will increase in the future and will impact our results of operations.

Equity in Loss of Joint Venture

DDL was formed in the fourth quarter of 1999.  While we own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  For example, Elan has 50% of voting rights on management and research committees that approve all business plans, operating budgets and research plans.  Each matter brought to the respective committee must have the approval of at least one of the Elan directors.  Therefore, Elan has the ability to veto any matter that comes before the committees.  Accordingly, we do not consolidate the financials statements of DDL, but instead account for our investment in DDL under the equity method of accounting.

DDL recognized a net loss of $1,492,000 and $822,000 for the three months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002 and 2001, the net loss was $2,506,000 and $1,452,000, respectively.  The increase in research and development expense was due to increased clinical trials activity and development work conducted on additional product candidates.  Our share of the DDL’s loss was $1,195,000 and $822,000 for the three months ended June 30, 2002 and 2001, respectively.  For the six-month periods ended June 30 2002 and 2001, our share of DDL’s loss was $2,007,000 and $1,452,000, respectively.  We were responsible, at our sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 through January 21, 2002.  Elan was responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements, up to a maximum of $1,990,000.  Upon formation of the joint venture, Elan made available to us a convertible loan facility to assist us in funding our portion of DDL’s losses up to a maximum of $8,010,000 through January 21, 2002.  We are currently in negotiations with Elan to extend the funding period for research and development as well as the funding period of the loan facility through at least September 2002.  Although the funding periods have not formally been extended, as of June 30, 2002, we continue to perform work for DDL and Elan has allowed funding under the facility.

Interest Expense

Net interest expense was approximately $147,000 and $292,000 for the three and six months ended June 30, 2002, compared to net interest expense of $107,000 and $62,000 in the same periods of 2001.  The decrease in net interest income was primarily due to interest expense of $128,000 and $241,000 accrued on the Elan convertible loan facility for the three and six months ended June 30, 2002, respectively, compared to $53,000 and $91,000, respectively, for the same periods of 2001.  Interest on the Elan loan facility increased due to additional amounts borrowed under the facility.  In 2001, net interest income also included immaterial gains realized on the sale and maturity of marketable securities.

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock dividend is convertible at anytime after January 2002 into DepoMed’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share.  As the preferred stock dividends are only convertible into DepoMed common shares, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98.5).  Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  Net loss per share for the three- and six-month periods ended June 30, 2001, has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and previously included in the net loss applicable to common shareholders (See Note 1 of the Notes to Financial Statements).  As of June 30, 2002, dividends on the Series A Preferred Stock were convertible into 206,209 shares of our common stock.

Stock Option Grants

In June 2001, the Board of Directors authorized an increase in the number of shares authorized for issuance under  our 1995 Stock Option Plan by 500,000 shares.  This increase was not submitted for shareholder approval until the 2002 Annual Meeting of Shareholders on May 30, 2002.  In November and December 2001, we granted options to purchase approximately 310,000 shares out of the proposed 500,000 share increase of common stock at exercise prices of $5.50 and $5.80, which represent the fair market value of our common stock on the respective dates of grant.  However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was the date such approval was obtained.  If the fair market value of our common stock  had been greater than the exercise price on the approval date, we would have been required to recognize the difference as a non-cash compensation expense.  However, since the fair market value of the underlying common stock was lower than the exercise price on the date of shareholder approval, May 30, 2002, we were not required to recognize any compensation expense related to these grants.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activites in the six months ended June 30, 2002 was approximately $9,736,000, compared to approximately $6,091,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, the cash used in operations was due primarily to the net loss offset by our equity in the loss of the joint venture.  In 2001, the cash used in operations was due to the net loss offset by our equity in the loss of the joint venture, increases in accounts payable due to increased clinical trial activity and decreases in accounts receivable.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2002 totaled approximately $1,106,000 and consisted of a $857,000 investment in our joint venture and $249,000 in purchases of lab equipment, leasehold improvements and office equipment.  Net cash provided by investing activities in the six months ended June 30, 2001 totaled approximately $3,539,000 and consisted of net increases in marketable securities of $1,223,000, as well as $1,314,000 investment in DDL and $1,002,000 in purchases of lab equipment, leasehold improvements and office equipment.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2002 was approximately $8,906,000, compared to $13,141,000 for the same period of 2001.  In 2002, the amount consisted primarily of net proceeds of approximately $8,118,000 from a private placement completed in March for 2,300,000 shares of common stock and warrants to purchase 121,981 shares of common stock (See Note 9 of Notes to Financial Statements, Shareholders’ Equity, Private Placement).  Other financing included $857,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $188,000 of proceeds from the exercise of warrants and stock options.  Cash provided by financing was offset by $257,000 of payments on equipment loans and capital lease obligations.  In 2001, the amount provided by financing activities consisted of approximately $11,349,000 from a private placement completed in June 2001 for 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock.  Other financing included $1,314,000 from the credit facility provided by Elan and $587,000 of proceeds from the equipment financing credit facility we signed in March 2001.  Cash provided by financing was offset by $110,000 of payments on equipment loans and on capital lease obligations.

Series A Preferred Stock

In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock to Elan to fund our 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A Preferred Stock is convertible into DepoMed’s common stock or may be exchanged for a 30.1% interest in DDL.  In July 2001, the EITF issued EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (Topic No. D-98).  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The exchange feature of our Series A Preferred Stock makes the stock subject to reclassification under Topic No. D-98.  Topic No. D-98 is to be applied in the first fiscal quarter ending after December 15, 2001.  We have now adopted Topic No. D-98 retroactively and for all periods presented.    The adoption of Topic No. D-98 required that we classify our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity which has resulted in a Net Capital Deficiency of $17,729,670 at June 30, 2002.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses.  However, we are currently in discussions with Elan regarding Elan’s termination of the relevant exchange right included in the Series A Preferred Stock agreement.  If we are successful in negotiating the termination of the exchange right, the Series A Preferred Stock will be reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A Preferred Stock into our common stock, $12,015,000 will be reclassified to permanent equity.

Financial Condition

As of June 30, 2002, we had approximately $3,213,000 in cash and cash equivalents and a working capital deficiency of $1,530,000. On July 9, 2002, we completed a private placement of our common stock for net proceeds of $12,255,000 (See Note 10 of the Notes to Financial Statements, Subsequent Events, Biovail Laboratories Incorporated).  We had accumulated net losses of $62,155,000 as of June 30, 2002.  We expect to continue to incur operating losses over the next several years.  We anticipate that our existing capital resources, including proceeds from our July financing, will permit us to meet our capital and operational requirements through at least March 2003.  We are seeking additional funding to support the Metformin GR clinical trials to their conclusion, as well as our other development programs.  If we are unsuccessful in securing such funding, it may become necessary for us to temporarily halt some of our clinical trials.

We base our expectations on our current operating plan which may change as a result of many factors.  Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                       results of research and development;

•                       our agreements with current, and any future, collaborative partners;

•                       costs of our litigation with Bristol-Myers;

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

•                       conduct preclinical and clinical testing; and

•                       manufacture and market potential products using the DepoMed Systems.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available, we may have to curtail operations significantly, or obtain funds through entering into collaboration agreements or settlements on unattractive terms.  In addition, if we do not continue funding development costs of Metformin GR, pursuant to our agreement with Biovail, Biovail would have the right to assume development of Metformin GR and our future payments from Biovail would be materially reduced.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board issued Financial Reporting Standard No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 supersedes Financial Reporting Standard No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 had no impact on our financial position and results of operations.

In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  Topic No. D-98 is to be applied in the first fiscal quarter ending after December 15, 2001.  The adoption of Topic No. D-98 requires that we classify our Series A convertible exchangeable preferred stock, in the amount of $12,015,000, outside of permanent equity.  The effect of this reclassification is to reduce total shareholders’ equity by $12.0 million (See Note 9 of the Notes to Financial Statements, Shareholders’ Equity, Series A Preferred Stock).

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We are at an early stage of development and are expecting operating losses in the future.

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2000 and 2001 and for the six months ended June 30, 2002, we had collaborative research and development revenues of $22,000, $1,547,000 and $152,000, respectively. For the years ended December 31, 2000 and 2001 and for the six months ended June 30, 2002, we incurred net losses of $9,703,000, $17,600,000 and $12,554,000, respectively. As we expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years.  Therefore, we expect our cumulative net losses to increase. Our success will depend on commercial sales of products that generate significant revenues for us. We cannot predict whether we will be able to achieve commercial sales of any revenue-generating products.

We are dependent on Biovail for the successful commercialization of Metformin GR.

Under our agreement with Biovail, Biovail will be responsible for the manufacturing and marketing of Metformin GR, our most advanced product candidate.  Any failure by Biovail to successfully commercialize Metformin GR would seriously harm our business and reduce our revenues.  In addition, although we are responsible for the development costs of Metformin GR, under our agreement with Biovail, we will not receive any milestone payments from Biovail until the FDA approves Metformin GR for marketing in the United States.

Most of our revenues are derived from our relationship with Elan, which may be terminated.

We have generated all of our revenues to date through collaborative arrangements with pharmaceutical and biotechnology companies and from our joint venture with Elan. For the years ended December 31, 2000 and 2001 and for the six months ended June 30, 2002, 99%, 58% and 87% of our total revenues, respectively, were derived from our joint venture with Elan. If our joint venture with Elan is terminated or fails to produce desired results, our revenues and results of operations will suffer.

As a result of the sale of our securities to Biovail, Elan and its affiliates will have the right to terminate their agreements with us, which could accelerate our payment obligation under a promissory note held by Elan, currently in the aggregate amount of $5,877,000.  The termination of our agreements with Elan and its affiliates would adversely affect our revenues and the acceleration of our payment obligation under the note would adversely affect our liquidity.

Although Elan’s obligation to provide us funding under the promissory note expired in January 2002, we have continued to incur research and development expenses related to the joint venture.  If Elan does not extend the promissory note to cover the expenses we have incurred, this could adversely affect our liquidity and results of operations.  This risk, as well as the risk that Elan and its affiliates may terminate their agreements with us may be heightened due to a restructuring plan Elan announced in July 2002 that will include cost reduction programs and the divestiture of non-core businesses, products and assets.

Our current lawsuit with Bristol-Myers could be disruptive, costly and time-consuming and, if we are not successful, could adversely affect our business.

In July 1996, we entered into a letter agreement with Bristol-Myers regarding a joint research project relating to the development of a product consisting of formulations of metformin incorporated in our GR System.  After we completed our research under the agreement, Bristol-Myers decided in early 1999 not to exercise its option to license the resulting product and to proceed instead with its own internally developed product.  The agreement by its terms prohibits us from exploiting any formulations of metformin developed pursuant to the agreement or any proprietary information or invention relating solely to the Bristol-Myers drug developed under the agreement. Independent of our joint research project with Bristol-Myers, we developed Metformin GR.  We believe that our development of Metformin GR does not contravene any of our obligations under the agreement.

In January 2002, a broad patent covering the GR System was issued. We subsequently filed and served a complaint against Bristol-Myers claiming that a Bristol-Myers’ metformin product, Glucophage(R) XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint. In June 2002, Bristol-Myers filed a response to our complaint that includes counterclaims, including claims of non-infringement and patent invalidity and allegations that we violated the terms of our 1996 agreement with them and disputing our ownership of the patent.  The response also seeks an injunction against our development of Metformin GR.

We anticipate that our litigation with Bristol-Myers will be costly, and we may not be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until it is resolved, the litigation could adversely affect our business. In addition, any unfavorable outcome would adversely affect our business.

Our collaborative agreements may give rise to other adverse outcomes.

Our strategy to continue the research, development, clinical testing, manufacturing and commercial sale of products using the DepoMed Systems requires that we enter into additional collaborative arrangements. We may not be able to enter into future collaborative arrangements on acceptable terms, which would harm our ability to commercialize our products.

Collaborative agreements are generally complex and contain provisions which may give rise to disputes regarding the relative rights and obligations of the parties. Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration.  In addition, the terms of collaborative partner agreements may limit or preclude us from developing products or technologies developed pursuant to such agreements. Moreover, collaborative agreements often take considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

It is possible that our collaborative partners may not choose to develop and make commercial sales of products using the DepoMed Systems technologies. Other factors that may affect the commercial success of our products include:

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

Our current and any future collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Our collaborative partners may also terminate partnerships or otherwise decide not to proceed with development of our products.  For example, one of our undisclosed collaborative partners recently elected to suspend indefinitely further development of a potential product we had developed for that partner.

Delays in product development could adversely affect our business.

As described elsewhere in these Risk Factors, the drug development process is costly, time-consuming and subject to unpredictable delays.  Any material delay in the development of our potential products, particularly Metformin GR or Ciprofloxacin GR, would adversely impact our financial position and liquidity.  Any such delay could also make it more difficult for us to raise financing on favorable terms, if at all.

We may not be able to develop a successful product.

Before we or others make commercial sales of products using the DepoMed Systems, we, our current and any future collaborative partners will need to:

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

We are currently conducting Phase III human clinical trials of Metformin GR, are seeking a partner to conduct Phase III clinical trials of Ciprofloxacin GR and have initiated Phase I clinical trial of Furosemide GR.  These clinical trials may not be successful, and regulatory approval may not be obtained.

Even if our products obtain regulatory approval, successful commercialization would require:

•                       market acceptance;

•                       cost-effective commercial scale production; and

•                       reimbursement under private or governmental health plans.

If we cannot meet the American Stock Exchange’s requirements for continued listing, the American Stock Exchange may delist our common stock, which would negatively impact the price of our common stock and our ability to sell our common stock.

Our common stock is listed on the American Stock Exchange, or AMEX.  The AMEX rules provide that the AMEX will consider delisting when a company has, among other things, (a) sustained losses in two of its three most recent fiscal years and has stockholders’ equity of less than $2,000,000, and (b) sustained losses in three of its four most recent fiscal years and has stockholders’ equity of less than $4,000,000.  In June 2002, the AMEX notified us that we currently do not satisfy these criteria and agreed to continue our listing if we submitted an acceptable plan to regain compliance with the AMEX continued listing standards by January 2004.  In July 2002, we submitted our plan, which is currently being reviewed by the AMEX.

If the AMEX accepts our plan, the AMEX will monitor our progress towards achieving the goals set forth in the plan and may institute delisting proceedings if we fail to make progress consistent with the terms of the approved plan.

It is possible that the AMEX will not accept our plan, or that our common stock will be delisted after January 2004 if we fail to achieve compliance with applicable continued listing standards by that time.  If we were delisted, it would be more difficult for our shareholders to trade in our securities and more difficult to obtain accurate, current information, concerning market prices for our securities.  The possibility that our securities may be delisted may also adversely affect our ability to raise additional financing.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

The FDA must approve our product candidates before they can be marketed in the United States. Before we can file a new drug application with the FDA, the product candidate must undergo extensive testing, including animal and human clinical trials, which can take many years and require substantial expenditures. Data obtained from such testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. The regulatory process is expensive and time consuming. The regulatory agencies of foreign governments must also approve our products before the products can be sold in those other countries. In certain countries, regulatory agencies also set or approve prices.

Even after investing significant time and expenditures we may not obtain regulatory approval for our products. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.  Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation, including compliance with FDA regulations governing current good manufacturing practices, or cGMP. Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

If our ongoing clinical trials do not demonstrate safety and efficacy, or if the clinical trials are delayed, our business will be harmed.

To gain regulatory approval from the FDA for any of our product candidates, our ongoing clinical trials must demonstrate the safety and efficacy of the product for its intended use. Clinical studies may not demonstrate the safety and effectiveness of a product. Even promising results from early clinical studies do not always accurately predict results in later, large-scale trials.

Many factors could delay or result in termination of our ongoing clinical trials, including:

•                       inconclusive results requiring additional clinical studies;

•                       slow patient enrollment;

•                       adverse medical events or side effects among patients; and

•                       real or perceived lack of safety or effectiveness of our product candidates.

Failure to demonstrate safety and efficacy would result in failure to obtain regulatory approval of our product candidates, which would adversely affect our results of operations and financial condition.

We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others.

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold four issued United States patents and eleven United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technologies for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents. We not aware of any claim of patent infringement against us. However, if claims concerning patents and proprietary technologies arise and are determined adversely to us, we may consequently be subjected to substantial damages for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

We may need to engage in litigation in addition to our suit against Bristol-Myers to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties.

We could become subject to product liability litigation and may not have adequate insurance to cover product liability claims.

Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway, but:

•                       we may not be able to obtain product liability insurance for future trials;

•                       we may not be able to maintain product liability insurance on acceptable terms;

•                       we may not be able to secure increased coverage as the commercialization of products using the DepoMed Systems proceeds; or

•                       our insurance may not provide adequate protection against potential liabilities.

Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit would be costly and significantly divert management’s attention from conducting our business. If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

We depend on third parties for manufacturing of our products.  Failure by these third parties would result in lost revenue.

We do not have and do not intend to establish in the foreseeable future internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of our collaborative partners or those of contract manufacturers to manufacture commercial quantities of our products. For example, Biovail will manufacture Metformin GR for commercial sale pursuant to our agreement with Biovail. Our dependence on Biovail and other third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to deliver such products on a timely and competitive basis. There may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of products using the DepoMed Systems. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

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

Our quarterly operating results may fluctuate and result in a decline of our stock price.

The following factors will affect our quarterly operating results and may result in a decline or our stock price:

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

•                       costs of our litigation with Bristol-Myers;

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

Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include ALZA Corporation, a subsidiary of Johnson & Johnson, Elan Corporation plc, SkyePharma plc, Biovail Corporation, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Additionally, other companies have sustained release formulations of metformin and ciprofloxacin currently in clinical trials.  Flamel Technologies S.A. and Andrx Corporation both have metformin products in trials and Bayer SA has filed an NDA with the FDA for a once-daily ciprofloxacin product.  There may be other companies developing competing products of which we are unaware.

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

Our advisors have relationships with other entities.

Two groups, the Policy Advisory Board and Development Advisory Board, advise the company on business and scientific issues and future opportunities. Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If we desire access to inventions that are not our property, we will have to obtain licenses to such inventions from these institutions or companies. We may not be able to obtain these licenses on commercially reasonable terms, if at all.

If we are unable to obtain acceptable prices or adequate reimbursement for our products from third-party payors, we will be unable to generate significant revenues.

In both domestic and foreign markets, sales of our product candidates will depend in part on the availability from third-party payors such as:

•                       government health administration authorities;

•                       private health insurers;

•                       health maintenance organizations;

•                       pharmacy benefit management companies; and

•                       other healthcare-related organizations.

If reimbursement is not available for our product candidates, demand for these products may be limited. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our product candidates may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize a return on our investment.

Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting pricing may also change before any of our product candidates are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future.

Business interruptions could limit our ability to operate our business.

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, terrorism, intentional acts of vandalism and similar events. In particular, our corporate headquarters are located in the San Francisco Bay area, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

If we lose our key personnel or are unable to attract and retain key management and operating personnel, we may be unable to pursue our product development and commercialization efforts.

Our success is dependent in large part upon the continued services of John W. Fara, our President and Chief Executive Officer, and other members of our executive management, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara or any of our other executive officers that provide for their continued employment with us.  Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers.  The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our potential product candidates.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights.  In January 2002, we filed, and later served, a complaint against Bristol-Myers in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475, issued on January 22, 2002 and assigned to DepoMed.  The patent, titled “Extending the Duration of Drug Release Within the Stomach During the Fed Mode,” covers our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  The complaint alleges infringement by Bristol-Myers’ once-daily Glucophage® XR tablet, as well as other matters set forth in the complaint.  In June 2002, Bristol-Myers filed a response to our complaint and counterclaims, including claims of non-infringement and patent invalidity and allegations that we violated the terms of our 1996 agreement with them and disputing our ownership of the patent.  The response also seeds an injunction against our development of Metformin GR.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual meeting of shareholders on May 29, 2002 to consider and vote on the following proposals:  (i) election of directors until the next annual meeting of shareholders (Proposal 1); (ii) amendment of the company’s Amended and Restated 1995 Stock Option Plan to increase the number of shares available for issuance by 500,000 shares from 2,400,000 shares to 2,900,000 shares (Proposal 2); (iii) amendment of the company’s Restated Articles of Incorporation to increase the authorized number of shares of Common Stock by 75,000,000 from 25,000,000 shares to 100,000,000 shares (Proposal 3) and (iv) ratification of Ernst & Young LLP as the company’s independent auditors (Proposal 4).

Proposal 1  Drs. John W. Fara, John W. Shell, W. Leigh Thompson, Messrs. John N. Shell, G. Steven Burrill, and Julian N. Stern, each of whom was a director of DepoMed prior to the annual meeting, were elected as directors of the company to serve until the next annual meeting of the shareholders of DepoMed.  Of the 8,152,317 shares voted at the annual meeting, 8,131,717 shares were voted for the election of Dr. Fara with 20,600 shares voting against Dr. Fara; 8,144,867 shares were voted for the election of Dr. Shell with 7,450 shares voting against Dr. Shell; 8,131,717 shares were voted for the election of Dr. Thompson with 20,600 shares voting against Dr. Thompson; 8,119,217 shares were voted for the election of Mr. Shell with 33,100 voting against Mr. Shell; 8,131,717 shares were voted for the election of Mr. Burrill with 20,600 voting against Mr. Burrill and 8,144,867 shares were voted for the election of Mr. Stern and 7,450 were voted against Mr. Stern.

Proposal 2  The shareholders of DepoMed approved Proposal 2 with a vote of 8,132,628 for, 19,689 shares against, with no shares abstaining.

Proposal 3  The shareholders of DepoMed approved Proposal 3 with a vote of 8,112,828 for, 39,489 shares against, with no shares abstaining.

Proposal 4  The shareholders of DepoMed approved Proposal 4 with a vote of 8,145,317 for, 7,000 shares against, with no shares abstaining

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	DEPOMED, INC.

By /s/ John F. Hamilton
John F. Hamilton
Vice President and Chief Financial Officer
(Authorized Officer and Principal Accounting and Financial Officer)

By /s/ John W. Fara
John W. Fara
President, Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Depomed, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Fara, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2002

/s/ John W. Fara
John W. Fara
President, Chairman and Chief Executive Officer

In connection with the Quarterly Report of Depomed, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John F. Hamilton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2002

/s/ John F. Hamilton
John F. Hamilton
Vice President and Chief Financial Officer