Form 10-K/A
period 2001-12-31
DEPOMED INC
filed 2002-11-15
CIK 1005201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended: December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: to

Commission File Number: 000-23267

DEPOMED, INC.

(Name of Small Business Issuer in its Charter)

California	94-3229046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1360 O’Brien Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 462-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	American Stock Exchange
Common Stock Purchase Warrants, no par value	American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 2002, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $23,599,000.

The number of outstanding shares of the registrant’s Common Stock on November 1, 2002 was 16,439,187.

DEPOMED, INC.

2001 FORM 10-K/A REPORT

TABLE OF CONTENTS

Explanatory Note

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety:

i

The statements in this Annual Report on Form 10-K/A and other statements made by DepoMed, Inc., a California corporation, from time-to-time that are not historical are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth under “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K/A. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.          Business

Company Overview

We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (the “GR System”).  The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, on a continuous, controlled release basis.  By incorporation into the GR System, a drug currently taken two or three times a day may be administered only once a day.  At present, several drug compounds incorporated in the GR System are in advanced clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes five issued patents and twelve patent applications pending in the United States.  We have also developed the Reduced Irritation System (the “RI System”), (together with the GR System, the “DepoMed Systems”) which is designed to provide for significant reduction in local upper gastrointestinal (“GI”) irritation from the effects of certain drugs.

In this Annual Report on Form 10-K/A, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

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

We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR™, which is currently in pivotal Phase III human clinical trials.  In May 2002, we entered into an agreement with Biovail Laboratories Incorporated (“Biovail”) granting Biovail an exclusive license in the United States and Canada to manufacture and market our Metformin GR.

In January 2001, we completed a Phase I human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR™, for urinary tract infections.  Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared with CIPRO®, a currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  In June 2002, we successfully completed a Phase II human clinical trial with Ciprofloxacin GR™ compared with CIPRO, for urinary tract infections.  We are currently in discussions with potential marketing partners for this product and we are also considering whether to initiate Phase III trials.

In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies to develop a controlled-release oral tablet which delivers ActivBiotics’ broad-spectrum antibiotic, rifalazil, to the gastrointestinal tract.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we successfully completed a Phase I clinical trial of the drug furosemide incorporated into the GR System for cardiovascular indications in September 2002.  Further, we have begun a feasibility study of a combination product comprising our Metformin GR once-daily formulation of Metformin with a once-daily sulfonylurea for Type II diabetes.

In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and DDL’s first product candidate successfully completed Phase I clinical trials in first quarter of 2001.  Patent applications have been filed for this product and the product rights are available to a potential marketing partner for further development.  DDL’s second product candidate successfully completed Phase I clinical trials in the first quarter of 2002 and DDL’s third product candidate had been in preclinical testing.  However, as of August 2002, the development of these products has been stopped.  We are currently discussing an agreement with Elan relating to the dissolution of DDL that would grant to us rights to the product candidates developed in the joint venture, subject to a royalty payment to Elan in the event that any of those products are commercialized

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.  To date, we have received only limited revenue, all of which has been from these collaborative research and development arrangements and feasibility studies.

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

The Gastric Retention System

The GR System consists of proprietary formulations of a drug-containing polymer matrix, which can be manufactured as tablets or multiple spherical units.  If taken with a meal, these polymeric tablets or units remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System’s design is based in part on principles of human gastric emptying and GI transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger nondigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed if the stomach and/or upper small intestine are the sites of absorption. The drug-containing polymeric tablets or units of the GR System are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets or units attain a size after ingestion sufficient to be retained in the stomach for multiple hours while delivering the drug content at a controlled rate.

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

Product Development Initiatives

In addition to the products listed in the table below, we enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to complete development of the product.  The following table summarizes our principal product development initiatives:

DEPOMED SYSTEM	PROGRAM	PARTNER	POTENTIAL INDICATIONS	DEVELOPMENT STATUS(1)

GR	Metformin GR™	In-house	Type II diabetes	Phase III clinical trial 85% enrolled

GR	Ciprofloxacin GR™	In-house	Various bacterial infections	Phase II clinical trial 100% enrolled

GR	Furosemide GR™	In-house	Cardiovascular/ antihypertensive	Phase I clinical trial underway

GR	Metformin GR and sulfonylurea	In-house	Type II diabetes	Feasibility studies underway

GR	Generic compound(2)	Elan Corporation, plc	Confidential(3)	Phase I clinical trial complete

GR	Generic compound(2)	Elan Corporation, plc	Confidential(3)	Phase I clinical trial underway

GR	Generic compound(2)	Elan Corporation, plc	Confidential(3)	Preclinical testing underway

GR	Undisclosed NEUGENE antisense compound	AVI BioPharma, Inc.	Confidential(4)	Preclinical testing underway

(1) See the section below entitled “Government Regulation” for additional information regarding the phases of drug development.  Development status is as of April 1, 2002, the filing date of our Form 10-K.

(2) Undisclosed.

(3) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc.  See “Collaborative Relationships.”

(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc.  See “Collaborative Relationships.”

Collaborative Relationships

Elan Corporation, plc.  In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage. DepoMed and Elan have initially agreed upon an aggregate maximum funding amount of $10,000,000 and a two-year funding term that expired January 21, 2002.  The funding period terminated on January 21, 2002.  However, the partners agreed to extend the funding period through September 2002.  DDL has the ability to license its products to any third party; however, Elan has a limited right of first negotiation.  Any license granted to Elan must be done on the basis of “arm’s length” pricing.  For the years ended December 31, 2000

and 2001, revenues received for work performed for DDL were $1,754,000 and $2,126,000, respectively.   Revenues earned from DDL were 99% and 58% of our total revenues in the respective periods.

AVI BioPharma, Inc.  In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE antisense agents.  The purpose of the collaboration is to study the feasibility of oral drug formulations based on DepoMed’s GR controlled release system that will deliver an antisense agent into the upper gastrointestinal tract.  We have developed candidate dosage forms incorporating one of AVI’s antisense agents and preclinical testing is underway.  No revenues have been received under this agreement in 2000 or 2001.

Competition

Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include Bristol-Myers Squibb Company, ALZA Corporation, a subsidiary of Johnson & Johnson, Elan Corporation plc, SkyePharma plc, Biovail Corporation International, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from those of ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Bristol-Myers is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Metformin GR will compete.  The license that Bristol-Myers obtained from us under the agreement in principle related to the settlement of our litigation in November 2002 extends to certain current and future products, which may increase the likelihood that we will face competition from Bristol-Myers in the future on products in addition to Metformin GR.  Additionally, other companies have sustained release formulations of metformin and ciprofloxacin currently in clinical trials. Flamel Technologies S.A. and Andrx Corporation both have metformin products in trials and Bayer SA has filed a New Drug Application with the FDA for a once-daily ciprofloxacin product. There may be other companies developing competing products of which we are unaware.

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

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets.  Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold five issued United States patents and twelve United States patent applications are pending.  Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States.  We have also applied for patents in numerous foreign countries.  Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents.  Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

We may need to engage in litigation in addition to our suit against Bristol-Myers, described below under "Legal Proceedings", to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.  Our issued or licensed patents may not be held valid by a court of competent jurisdiction.  Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns, as has been the case in our litigation with Bristol-Myers.  We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications.  Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties.

Manufacturing, Marketing and Sales

We do not have and we do not intend to establish in the foreseeable future internal commercial scale manufacturing, marketing or sales capabilities.  Rather, we intend to use the facilities of third parties to manufacture commercial quantities of our products.  Our dependence on third parties for the manufacture of products using the DepoMed Systems may adversely affect our ability to deliver such products on a timely and competitive basis.  There may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of products using the DepoMed Systems.  If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

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

•             we may not be able to secure increased coverage as the commercialization of the DepoMed Systems proceeds; or

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

Item 3.          Legal Proceedings

In January 2002, we filed, and later served, a complaint against Bristol-Myers in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475, issued on January 22, 2002 and assigned to DepoMed.

In November 2002, we entered into an agreement in principle with Bristol-Myers related to the settlement of the litigation providing for a one-time payment of $18.0 million to be made by Bristol-Myers to us.  Both parties will release all claims in the lawsuit against each other and grant to each other a limited non-exclusive royalty free license, as set forth in the agreement.  The license that Bristol-Myers will obtain from us under the agreement will extend to certain current and future products.

PART II

Item 6.        Selected Financial Data

	Year Ended December 31,
	2001	2000(1)	1999	1998	1997(2)
Results of Operations
Revenue	$3,673,326	$1,776,218	$115,327	$763,138	$604,876
Operating expenses	17,994,753	9,514,415	5,605,792	4,028,441	1,813,183
Loss from operations	(14,321,427)	(7,738,197)	(5,490,465)	(3,265,303)	(1,208,307)
Equity in loss of joint venture (restated)(3)	(3,173,409)	(14,202,627)	—	—	—
Net loss (restated)(3)	(17,600,039)	(21,717,870)	(5,193,800)	(2,779,723)	(1,236,452)
Basic and diluted net loss per share (restated)(3) (4)	(1.72)	(2.96)	(0.80)	(0.44)	(0.28)
Shares used in computing basic and diluted net loss per share	10,220,223	7,329,876	6,474,538	6,318,233	4,439,534

Balance Sheet Data
Cash, cash equivalents and securities available-for-sale	$5,150,088	$6,498,879	$4,466,382	$8,689,434	$4,129,545
Total assets	8,746,846	8,732,538	5,419,865	10,278,804	4,585,344
Long-term obligations, less current portion	5,566,686	1,769,009	410,601	482,004	33,737
Series A preferred stock (restated)(5)	12,015,000	12,015,000	—	—	—
Accumulated deficit	(49,601,325)	(32,001,286)	(10,283,416)	(5,089,616)	(2,309,893)
Shareholders’ equity (net capital deficiency)	(13,492,201)	(7,428,835)	4,218,480	9,206,013	4,133,063

(1)          Expenses increased in 2000 due to our 80.1% share of the losses in our joint venture with Elan Corporation, plc, as described in Item 7 in the subsections entitled “General Overview” and “Results of Operations”.

(2)          Basic and diluted net loss per common share and shares used in computing basic and diluted net loss per common share in 1997 are pro forma, adjusted to reflect the effect of the assumed conversion of convertible preferred stock from the original date of issuance.

(3)          Equity in net loss of joint venture has been restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000.  See Note 1 of the Notes to Financial Statements.

(4)          The net loss per common share for 2001 and 2000 has been restated to eliminate the 7% dividend previously accrued on the Series A Convertible Exchangeable Preferred Stock.  See Note 1 of the Notes to Financial Statements.

(5)          Shareholders’ equity for 2001, 2000 and 1999 has been restated to classify the Series A Convertible Exchangeable Preferred Stock outside of permanent equity.  See Note 1 of the Notes to Financial Statements.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K/A that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•             results and timing of our clinical trials, including the results of the Metformin GR and Ciprofloxacin GR trials and publication of those results;

•     our ability to obtain a marketing partner for Ciprofloxacin GR product; and

•     our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” section and elsewhere in this Annual Report on Form 10-K/A.  We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

General Overview

We are a development stage company engaged in the development of new and proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (the “GR™ System”).  The GR System is designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs, on a continuous, controlled release basis.  By incorporation into the GR System, a drug currently taken two or three times a day may be administered only once a day.  At present, several drug compounds incorporated in the GR System are in advanced clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes five issued patents and twelve patent applications pending in the United States.  We have also developed the Reduced Irritation System (the “RI™ System”), (together with the GR System, the “DepoMed Systems”) which is designed to provide for significant reduction in local upper gastrointestinal irritation from the effects of certain drugs.

In this Annual Report on Form 10-K/A, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

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

We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR™, which is currently in pivotal Phase III human clinical trials.  In May 2002, we entered into an agreement with Biovail Laboratories Incorporated (“Biovail”) granting Biovail an exclusive license in the United States and Canada to manufacture and market our Metformin GR.  Under the agreement, we are responsible for completing the clinical development program in support of Metformin GR.  The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and further provides for royalties on net sales of Metformin GR.  Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million.  If we do not continue to fund development costs of Metformin GR, Biovail has the right to assume that expense in return for a reduction in royalties and the one-time $35.0 million optional payment to be paid by Biovail.  The agreement was subject to a 30-day review period by U.S. antitrust regulatory authorities and became effective in July 2002.

In July 2002, we issued 2,465,878 shares of our common stock to Biovail at $5.00 per share, for net proceeds of approximately $12,264,000.  Additionally, Biovail received an option to purchase up to 821,959 shares of our common stock at $5.125 per share, subject to a call provision if the common stock price exceeds $6.50 for 20 our of 30 consecutive trading days anytime after November 6, 2002.  Biovail also received a three-year option to purchase additional shares of our common stock in an amount sufficient for Biovail to hold 20% of our common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly.

In January 2002, a broad patent covering the GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers Squibb claiming that Bristol-Myers’ metformin product, Glucophage(R) XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint.  On November 7, 2002, we entered into an agreement in principle with Bristol-Myers related to the settlement of the litigation providing for a one-time payment of $18.0 million to be made to us.  Both parties will release all claims in the lawsuit against each other and grant to each other a limited non-exclusive royalty free license, as set forth in the agreement.  The license that Bristol-Myers will obtain from us under the agreement will extend to certain current and future products.

In January 2001, we completed a Phase I human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR™, for urinary tract infections.  Our formulation was found to have comparable bioavailability and had a significantly extended blood plasma concentration profile compared with CIPRO®, a currently marketed ciprofloxacin HCl immediate release product that is taken twice per day.  In June 2002, we completed a Phase II human clinical trial with Ciprofloxacin GR™ compared with CIPRO, for urinary tract infections.  Both treatments were comparably effective in eradication of causative organisms and resolution of clinical signs and symptoms.  In addition, patients treated with Ciprofloxacin GR reported fewer gastrointestinal adverse effects compared to the patients treated with CIPRO.  These results were consistent with reports of gastrointestinal adverse effects in our Phase I trial in 2001.  We are currently in discussions with potential marketing partners for this product and we are also considering whether to initiate Phase III trials.

In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies to develop a controlled-release oral tablet which delivers ActivBiotics’ broad-spectrum antibiotic, rifalazil, to the gastrointestinal tract.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we successfully completed a Phase I clinical trial of the drug furosemide incorporated into the GR System for cardiovascular indications in September 2002.  Further, we have begun a feasibility study of a combination product comprising our Metformin GR once-daily formulation of Metformin with a once-daily sulfonylurea for Type II diabetes.

Future clinical progress of our products depends primarily on the result of each ongoing study.  There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the sections of Item 1 entitled “Patents and Proprietary Rights”, “Manufacturing, Marketing and Sales”, “Government Regulation”, the section of Item 7 entitled “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-K/A.

In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  In January 2000, the definitive agreements were signed to form this joint venture, DepoMed Development, Ltd. (“DDL”), a Bermuda limited liability company.  DDL is initially owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and DDL’s first product candidate successfully completed Phase I clinical trials in the first quarter of 2001.  Patent applications have been filed for this product and the product rights are available to a potential marketing partner for further development.  DDL’s second product candidate successfully completed Phase I clinical trials in the first quarter of 2002 and DDL’s third product candidate had been in preclinical testing.  However, as of August 2002, the development of these products has been stopped.  We are currently discussing an agreement with Elan relating to the dissolution of DDL that would grant to us rights to the product candidates developed in the joint venture, subject to a royalty payment to Elan in the event that any of those products are commercialized.  If we fail to reach mutually agreeable terms with Elan regarding the dissolution of the joint venture, we will not have rights to develop those products.  As a result of ongoing negotiations, we are currently unable to determine the full impact or timing of a termination of our joint venture with Elan.  In November 2002, we reached an agreement whereby Elan waived its right to terminate the technology license from Elan to DDL that Elan had as a result of the sale of securities to Biovail in July 2002.  As a result of the waiver, Elan has no right to accelerate our payment obligation under the convertible promissory note we issued to them in January 2000.

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

  Valuation of Exchange Option of Series A Preferred Stock

We periodically monitor the redemption value of the Series A Preferred Stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us, upon exchange of these securities by Elan.  If and when the redemption value of the Series A Preferred Stock exceeds its then current carrying value, we will accrete the carrying value of the Series A Preferred Stock to the redemption value and recognize a corresponding dividend to the Series A Preferred shareholder.  We will recognize subsequent increases or decreases in redemption value of the Series A Preferred Stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A Preferred Stock below the original basis of $12,015,000.  The determination of fair value of the joint venture requires us to make estimates and assumptions that relate, in part, to the potential success of the joint venture’s ongoing research and development activities.  There is inherent risk in making such assumptions and, as a result, actual fair value may differ from such estimates of fair value.

Restatement of Financial Information

The accompanying balance sheets and statements of redeemable preferred stock and shareholders’ equity as of December 31, 2001 and 2000 have been restated to present our Series A Preferred Stock, with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  We issued the Series A Preferred Stock in connection with the formation of DDL, our joint venture with Elan Corporation.  Shares of the Series A Preferred Stock are exchangeable for a portion of our investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12,015,000 for the periods presented.  See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

Net loss per common share for the years ended December 31, 2001 and 2000 has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders.  As the dividends are only convertible into our common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

The statements of redeemable preferred stock and shareholders’ equity as of December 31, 2000 and 1999 have also been restated to present our Series A Preferred Stock as issued in 2000 instead of in 1999 when such securities were originally recorded as “issuable securities”.  Upon further analysis, we are no longer able to assert that the capital stock issuance occurred prior to December 31, 1999, and therefore, such amounts have been amended in the statements of redeemable preferred stock and shareholders’ equity to reflect the issuance of the capital stock in the year ended December 31, 2000.  This restatement does not affect our financial position at December 31, 2001 or 2000, or the statements of operations or cash flows for any of the periods presented.

The equity loss in joint venture for the years ended December 31, 2000 and 1999 has been also restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000.  These amounts represent our share of the net loss of DDL.  DDL incurred an expense of $15,000,000 when it acquired the license from Elan to certain in-process technology to be used in the development of unproven novel therapeutic products.  Upon further analysis, we are no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999.  Therefore, such amounts have been amended to reflect the associated license expenses in the year ended December 31, 2000.  This restatement does not affect net loss for any other periods previously reported nor accumulated deficit at December 31, 2000 or 2001.  See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc.

The effect of both the elimination of the dividends discussed above and the change in the period of recording the equity loss in the joint venture from 1999 to 2000 and the related net loss per common share follows.  The restatement to record the issuance of Series A redeemable preferred stock and common stock to Elan in 2000 instead of 1999 does not have an impact on the statements of operations for these periods presented.

	Year Ended December 31,

Period From Inception (August 7, 1995) to December 31, 2001

2001

2000

1999

As previously reported:
Equity loss in joint venture	$(3,173,409)	$(2,187,627)	$(12,015,000)	$(17,376,036)
Net loss	(17,600,039)	(9,702,870)	(17,208,800)	(49,601,325)
Preferred dividend	(913,000)	(807,000)	—	(1,720,000)
Net loss applicable to common shareholders	$(18,513,039)	$(10,509,870)	$(17,208,800)	$(51,321,325)
Basic and diluted net loss per common share	$(1.81)	$(1.43)	$(2.66)

As restated:
Equity loss in joint venture	$(3,173,409)	$(14,202,627)	$—	$(17,376,036)
Net loss	(17,600,039)	(21,717,870)	(5,193,800)	(49,601,325)
Basic and diluted net loss per share	$(1.72)	$(2.96)	$(0.80)

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999

Revenues

Revenues for the years ended December 31, 2001, 2000 and 1999 were approximately $3,673,000, $1,776,000 and $115,000, respectively.  In 2001, these revenues consisted of $2,126,000 earned for development work performed for DDL, our joint venture with Elan, and $1,547,000 earned from a collaboration with an undisclosed partner.  We expect to perform additional development work for the undisclosed partner in 2002.   Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage, up to an aggregate maximum amount of $10,000,000.  As of December 31, 2001, the amount available for development funding was $3,307,000.  The funding period terminated on January 21, 2002; however, the partners agreed to extend the period though September 2002.   In 2000, our revenues consisted of $1,754,000 earned for development work performed for DDL and $22,000 earned from another small collaboration.  In 1999, our revenues consisted entirely of amounts earned under a feasibility arrangement with R. W. Johnson Pharmaceutical Research Institute (PRI).  In the first quarter of 1999, we successfully completed the first phase of formulation development under a feasibility agreement with PRI.  PRI has requested no further development work from us and therefore we do not expect to receive any additional revenue from this agreement.

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

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore results, generally, in increasing expenditures.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

Our largest research and development expense over the last three years has been related to the clinical trials of Metformin GR.  In 2001, for example, costs incurred in connection with Metformin GR comprised approximately 60% of our total research and development costs incurred in that year.  This percentage may increase in the future due to the increasing emphasis on and spending for the Metformin GR clinical trials as compared to other research and development projects.  As of September 2002, we estimate that the costs to complete the related clinical trials and studies will not exceed $22 million, including costs for internal project management and support.  As presented in the table below, we currently expect to complete the Phase III clinical trials by December 2003.  Once these trials are successfully completed, DepoMed will be able to file a New Drug Application seeking approval from the FDA to market Metformin GR.

Since 2000, we have incurred research and development expenses of approximately $1.8 million and $2.1 million in 2000 and 2001, respectively, related to conducting research and development activities on behalf of our joint venture, DDL.  The services performed under this arrangement relate to undisclosed compounds selected by both partners.  Such expenses will be approximately $1.2 million in 2002 and we do not expect any expenses in 2003 or thereafter.  As of August 31, 2002, the related research activities have ceased, and no other work will be performed.  We will incur no additional associated expenses and no additional associated revenues will be recorded related to research services performed on behalf of DDL.

Our research and development activities can be divided into earlier stage programs, which include analytical testing, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies.  The costs associated with these programs approximate the following:

	2001	2000	1999
Earlier stage programs	$3,618,000	$2,821,000	$2,915,000
Later stage programs	11,843,000	4,667,000	819,000
	$15,461,000	$7,488,000	$3,734,000

Our research and development activities can be divided into those related to our internal projects and those related to collaborative arrangements.  The costs related to internal projects versus collaborative arrangements approximate the following:

	2001	2000	1999
Internal projects	$12,250,000	$5,927,000	$3,584,000
Collaborative arrangements	3,211,000	1,561,000	150,000
	$15,461,000	$7,488,000	$3,734,000

In 1999, 2000 and 2001, our most advanced project, Metformin GR, accounted for approximately 35%, 55% and 60%, respectively, of our total research and development costs for that year.  In each year, no other project exceeded 20% of our total research and development costs.

The following table summarizes our principal product development initiatives and the related stages of development for each product in development.  The information in the column labeled “Estimated Completion Date of Current Phase” contains forward-looking statements regarding timing of completion of product development phases.  The actual timing of completion of those phases could differ materially from the estimates provided in the table.  For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-K/A.  In addition to the products listed below, we enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to complete development of the product.

Program	Partner	Potential Indications	Development Status(1)	Estimated Completion Date of Current Phase
Metformin GR™	In-house	Type II diabetes	Phase III clinical trial 85% enrolled	4th quarter 2003

Ciprofloxacin GR™	In-house	Various bacterial infections	Phase II clinical trial 100% enrolled	3rd quarter 2002

Furosemide GR™	In-house	Cardiovascular/ antihypertensive	Phase I clinical trial underway	3rd quarter 2002

Metformin GR and sulfonylurea	In-house	Type II diabetes	Feasibility studies underway	4th quarter 2002

Generic compound(2)	Elan Corporation, plc	Confidential(3)	Phase I clinical trial complete	Unknown, partnering possibilities under study

Generic compound(2)	Elan Corporation, plc	Confidential(3)	Phase I clinical trial underway	2nd quarter 2002

Generic compound(2)

Elan Corporation, plc

Confidential(3)

Preclinical testing underway

Unknown

Undisclosed NEUGENE antisense compound	AVI BioPharma, Inc.	Confidential(4)	Preclinical testing underway	Unknown

(1) Development Status is as of April 1, 2002, the filing date of our Annual Report on Form 10-K.

(2) The compound may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc.  See “Collaborative Relationships.”

(3) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and Elan Corporation, plc.  See “Collaborative Relationships.”

(4) The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc.  See “Collaborative Relationships.”

We expect that the pharmaceutical products that we develop internally will take, on average, from four to six years to research, develop and obtain FDA approval in the United States.  We generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings.  These studies evaluate the potential efficacy and safety of the product.  We then submit the results of these studies to the FDA as part of an Investigational New Drug Application (or IND) which, if successful, allows the opportunity for clinical study of the potential new medicine.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•  In Phase I, we conduct clinical trials with a small number of subjects to determine a drug’s early safety profile and its blood concentration profile over time.  A Phase I trial for our average potential product may take 6 to 12 months to complete.

•  In Phase II, we conduct limited clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.  A Phase II trial for our average potential product may take 9 to 18 months to complete.

•  In Phase III, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the product.  A Phase III trial for our average potential product may take 1 to 3 years to complete.

The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process.  We currently have one potential product in Phase III.  The successful development of pharmaceutical products is highly uncertain.  The FDA closely monitors the progress of each phase of clinical testing.  The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients.

Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage and record keeping for each product.  The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulation, require the expenditure of substantial resources.

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

Equity in Loss of Joint Venture

In the fourth quarter of 1999, we entered into an agreement with Elan to form a joint venture.  In January 2000, definitive agreements were signed to form our joint venture, DDL.  While we own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  For example, Elan has 50% of voting rights on management and research committees that approve all business plans, operating budgets and research plans.  Each matter brought to the respective committee must have the approval of at least one of the Elan directors.  Therefore, Elan has the ability to veto any matter that comes before the committees.  Accordingly, we do not consolidate the financials statements of DDL, but instead account for our investment in DDL under the equity method of accounting.  Separate financial statements for DDL are included elsewhere in this Form 10-K/A.

For the year ended December 31, 2001, DDL recognized a loss of $3,962,000, which included $3,927,000 in research and development expense and $35,000 in general and administrative expense.  For the period from inception to December 31, 2000, DDL recognized a loss of $17,731,000, which included $2,709,000 in research and development expense, a $15,000,000 expense related to a charge for acquiring research and development rights related to certain Elan drug delivery technologies and $22,000 in general and administrative expense. The increase in research and development expense was due to increased clinical trials activity and increased development work conducted on additional product candidates.

The equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  Our equity in loss of the joint venture for the years ended December 31, 2000 and 1999 has been restated to record our 80.1% share of DDL’s $15,000,000 expense to acquire the Elan technology rights from the year ended December 31, 1999 to the year ended December 31, 2000.  Our share of the DDL’s loss was $3,173,000 and $14,203,000 for 2001 and 2000, respectively.  We were responsible, at our sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through January 21, 2002.  On a quarterly basis, the Elan and DepoMed directors of DDL reviewed and mutually agreed on the next quarter’s funding of the joint venture’s cash needs.  DDL does not have any fixed assets or employees and its primary focus is to conduct research and development for potential products using intellectual property of Elan and DepoMed.  Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture losses up to a maximum of $8,010,000 through January 21, 2002.  We and Elan have extended the funding period for research and development as well as the funding period of the loan facility through September 2002.  We expect our share of DDL’s loss will be approximately $2,500,000 through September 2002 and no expenses thereafter.  As our funding of DDL equals our equity in the net loss of DDL, we had no carrying value in the DDL investment as of December 31, 2001 and 2000.

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

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock.  The Series A preferred stock dividends are convertible at anytime after January 2002 into DepoMed’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share.  As the dividends are only convertible into DepoMed common shares, the amounts previously recorded as the dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

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

Operating Activities

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

Investing Activities

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

Financing Activities

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

Series A Preferred Stock

In January 2000, we issued 12,015 shares of Series A Preferred Stock to Elan to fund our 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A Preferred Stock is convertible into DepoMed’s common stock or may be exchanged for a 30.1% interest in DDL.  In July 2001, the EITF issued EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The exchange feature of our Series A Preferred Stock makes the stock subject to reclassification under Topic No. D-98.

Accordingly, we classified our Series A Preferred Stock, in the amount of $12,015,000, outside of Shareholders’ Equity, which has resulted in a $12,015,000 increase in our Net Capital Deficiency at December 31, 2001.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses, excluding the technology license.  However, as of October 2002, we are in discussions with Elan regarding Elan’s termination of the relevant exchange right included in the Series A Preferred Stock agreement.  If we are successful in negotiating the termination of the exchange right, the Series A Preferred Stock will be reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A Preferred Stock into our common stock, $12,015,000 will be reclassified to permanent equity.

Contractual Obligations

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

As of December 31, 2001, we had approximately $5,150,000 in cash and cash equivalents, working capital of $1,730,000, and we had accumulated net losses of $49,601,000.  We expect to continue to incur operating losses over the next several years. On March 22, 2002 we completed an equity private placement for net proceeds of $8,304,000 (See Note 10 of the Notes to Financial Statements, Subsequent Events).  We anticipate that our existing capital resources, including the proceeds from our March 2002 financing and the $18.0 million we expect to receive in connection with the settlement of our litigation with Bristol-Myers, will permit us to meet our capital and operational requirements through at least December 31, 2003.  However, we base this expectation on our current operating plan that may change as a result of many factors.  Accordingly, we could require additional funding sooner than anticipated. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

Recently Issued Accounting Standards

In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and also, in June 2000, the FASB issued SFAS No. 138, an amendment to SFAS 133.  SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.  We adopted SFAS 133, as amended, on January 1, 2001.  The adoption of SFAS 133, as amended, had no impact on our financial position or results of operations.

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

In October 2001, the FASB issued Financial Reporting Standard No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 supersedes Financial Reporting Standard No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.   The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.   Our adoption of FAS 144 on January 1, 2002 is not expected to have an impact on our financial position and results of operations.

In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption the securities is outside of the issuer’s control.  The application of Topic No. D-98 required that we classify our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity and resulted in a $12,015,000 increase to our Net Capital Deficiency at December 31, 2001.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered carefully in evaluating the company.  We believe the following risks, along with the risks described elsewhere in this Form 10-K/A, are the material risks we face at the present time.  If any of the risks or uncertainties described in this Form 10-K/A actually occurs, our business, results of operations or financial condition could be materially adversely affected.  The risks and uncertainties described below are not the only ones facing the company.  Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

We will need additional capital to support our operations, which may be unavailable or costly.

As of September 30, 2002, our capital resources consist of approximately $9,074,000 in cash and cash equivalents.  We anticipate that our existing capital resources, along with the $18,000,000 we expect to receive in connection with the settlement of our litigation against Bristol-Myers, will permit us to meet our capital and operational requirements through at least December 2003.  However, we base this expectation on our current operating plan, and that plan may change as a result of many factors, including the following:

•                  Greater than expected clinical development costs associated with our exclusive license with Biovail described below under “We are dependent on Biovail for future payments related to the development of Metformin GR.”

•                  Changes in the focus and direction of our research and development programs that could result in costly additional research and delay the eventual sale of our products.

•                  Results of clinical testing and the regulatory requirements of the FDA and comparable foreign regulatory agencies that may lead to cash outlays greater than expected.

Accordingly, we could require additional funding sooner than anticipated.

Further, our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available, we may have to curtail operations significantly, or obtain funds through entering into collaboration agreements or settlements on unattractive terms.

We are at an early stage of development and are expecting operating losses in the future.

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the years ended December 31, 1999, 2000 and 2001, we had total revenues of $115,000, $1,776,000 and $3,673,000, respectively.  For the years ended December 31, 1999, 2000 and 2001 we incurred losses of $5.2 million, $21.7 million and $17.6 million, respectively.  As we continue to expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years.  Therefore, we expect our cumulative losses to increase.

We are dependent on Biovail for future payments related to development of Metformin GR.

In May 2002, we entered into an exclusive license agreement with a subsidiary of Biovail Corporation to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada.  We are responsible for completing the clinical development of Metformin GR.  Biovail will not reimburse us for any of our expenses incurred in connection with the clinical development of Metformin GR.  We expect the total remaining amount of development costs for Metformin GR not to exceed $22.0 million.  We will not receive any payments from Biovail until the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the fourth quarter of 2004.  Only at that point will Biovail be required to make a $25.0 million payment to us.  If we do not continue funding development costs of Metformin GR, Biovail would have the right to assume development of Metformin GR.  In that event, our future payments from Biovail would be materially reduced.

Most of our revenues are derived from our relationship with Elan, which we expect to be terminated.

We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies.  In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd., to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  For the years ended December 31, 2000 and 2001, 99% and 58%of our total revenues, respectively, were derived from our joint venture with Elan.  In August 2002, work on the joint venture’s research and development programs ceased and we are in discussions with Elan related to the dissolution of the joint venture.  Accordingly, we do not expect to generate any future revenue from the joint venture.

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

•     manufacturing costs and capabilities;

•     changes in government funding; and

•     third-party reimbursement policies.

Our collaborative agreements may give rise to disputes over ownership of our intellectual property and may adversely affect the commercial success of our products.

Our strategy to continue development and commercialization of products using the DepoMed Systems requires that we enter into additional collaborative arrangements.  Collaborative agreements are generally complex and contain provisions which may give rise to disputes regarding the relative rights and obligations of the parties.  Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration.  In addition, the terms of collaborative partner agreements may limit or preclude us from developing products or technologies developed pursuant to such agreements.  Moreover, collaborative agreements often take considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

We may not be able to enter into future collaborative arrangements on acceptable terms, which would harm our ability to commercialize our products.  Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and make commercial sales of products using the DepoMed Systems technologies.  Other factors relating to collaborations that may adversely affect the commercial success of our products include:

•     any parallel development by a collaborative partner of competitive technologies or products;

•             arrangement with collaborative partners that limit or preclude us from developing products or technologies;

•             premature termination of a collaboration agreement; or

•             failure by a collaborative partner to devote sufficient resources to the development and commercial sales of products using the DepoMed Systems.

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

If the settlement and release agreement related to our current lawsuit with Bristol-Myers is not completed as expected, our litigation with Bristol-Myers could continue to distract our management’s ability to focus its efforts on our business.

In January 2002, a broad patent covering the GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers claiming that a Bristol-Myers’ metformin product, Glucophage(R) XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint.  On November 7, 2002, we entered into an agreement in principle with Bristol-Myers related to the settlement of the litigation providing for a one-time payment of $18.0 million to be made by Bristol-Myers to us.  Both parties will release all claims in the lawsuit against each other and grant to each other a limited non-exclusive royalty free license, as set forth in the agreement.  The license that Bristol-Myers will obtain from us under the agreement will extend to certain current and future products.

If we and Bristol-Myers fail to execute the settlement and release agreement, we may become engaged in a further dispute or additional litigation with Bristol-Myers over the terms of the agreement in principle, and the payment we expect under the agreement in principle may be delayed.  If that occurs, our dispute with Bristol-Myers will continue to divert the efforts and attention of some of our key management and personnel.

It is difficult to develop a successful product.  If we do not develop a successful product we will not be able to raise additional funds.

The drug development process is costly, time-consuming and subject to unpredictable delays or failure.  Before we or others make commercial sales of products using the DepoMed Systems, we, our current and any future collaborative partners will need to:

•     conduct clinical tests showing that these products are safe and effective; and

•     obtain regulatory approval from the FDA and foreign regulatory authorities.

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

Any material delay or failure in the development and commercialization of our potential products, particularly Metformin GR or Ciprofloxacin GR, would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

Our lead product candidate, Metformin GR, is currently in pivotal Phase III human clinical trials.  We intend to file a New Drug Application with the FDA for Metformin GR sometime after completion of Phase III human clinical trials, which is expected in the fourth quarter of 2003.  However, we do not expect to be able to obtain FDA approval to market Metformin GR prior to the fourth quarter of 2004.

In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infection.  We are currently considering whether to initiate Phase III clinical trials for this product.

The regulatory process is expensive and time consuming.  Even after investing significant time and expenditure on clinical trials, we may not obtain regulatory approval of our products.  Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.  Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

Further, once regulatory approval is obtain, a marketed product and its manufacturer are subject to continual review.  The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market.

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

Our common stock is listed on the American Stock Exchange, or AMEX. The AMEX rules provide that the AMEX will consider delisting when a company has, among other things, (a) sustained losses in two of its three most recent fiscal years and has shareholders’ equity of less than $2,000,000, and (b) sustained losses in three of its four most recent fiscal years and has shareholders’ equity of less than $4,000,000. In June 2002, the AMEX notified us that we currently do not satisfy these criteria and agreed to continue our listing if we submitted an acceptable plan to regain compliance with the AMEX continued listing standards by January 2004. In July 2002, we submitted our plan, which the AMEX approved in September 2002.

The AMEX will continue to monitor our progress towards achieving the goals set forth in the plan and may institute delisting proceedings if we fail to make progress consistent with the terms of the approved plan. If we are delisted, it would be far more difficult for our shareholders to trade in our securities and more difficult to obtain accurate, current information concerning market prices for our securities. The possibility that our securities may be delisted may also adversely affect our ability to raise additional financing.

If our common stock is delisted from the American Stock Exchange, we may be subject to the risks relating to penny stocks.

A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of November 11, 2002 our common stock is trading at $2.40. If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to fall below $5.00 per share on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

Our advisors may have conflicting obligation to other entities that could result in intellectual property disputes between us and those entities.

Two groups (the Policy Advisory Board and Development Advisory Board) advise us on business and scientific issues and future opportunities.  Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions.  Others act as consultants to other companies.  In addition, except for work performed specifically for us and at our direction, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies.  Further, invention assignment agreements signed by such persons in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships.  If we desire access to inventions that are not our property, we will have to obtain licenses to such inventions from these institutions or companies.  We may not be able to obtain these licenses on commercially reasonable terms, if at all.

Item 8.          Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-31.

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.        Financial Statements

Included in Part II of this report.

(a)2.        Financial Statement Schedules

All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a)3. Exhibits:

α 3.1	Third Amended and Restated Articles of Incorporation
α 3.2	Form of Amended and Restated Articles of Incorporation
α 3.3	Bylaws
α 3.4	Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
α 4.1	Specimen Common Stock Certificate
α 4.2	Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
α 4.3	Form of Representative’s Warrant Agreement including form of Representative’s Warrant
α 4.4	Form of Warrant Agreement
β 10.1	1995 Stock Option Plan, as amended
α 10.9	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
α 10.10	Form of Indemnification Agreement between the company and its directors and executive officers
α 10.12	Form of Agreement between the company and Burrill & Company
+γ 10.15	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ 10.16	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ 10.17	Newco Registration Rights Agreement dated January 21, 2000 among the company, Newco and Elan International Services, Ltd.
γ 10.18	Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+γ 10.19	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
γ 10.20	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
+γ 10.21	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
+γ 10.22	Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and Elan Pharma International, Ltd.
γ 10.23	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
δ 10.24	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
*24.1	Power of Attorney
99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton

α	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
β	Incorporated by reference to Exhibit 10.1 of the company’s registration statement on Form S-8 (File No. 333-54982)
γ	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
δ	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
+	Confidential treatment granted.
*	Previously filed.

(b)                               Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 14th day of November, 2002.

DEPOMED, INC.

By	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ John W. Fara, Ph.D.	Chairman, President and	November 14, 2002
John W. Fara, Ph.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ John F. Hamilton	Vice President,	November 14, 2002
John F. Hamilton	Finance and Chief
Financial Officer
(Principal Financial Officer)

/s/ John N. Shell*	Vice President,	November 14, 2002
John N. Shell	Operations and Director

/s/ G. Steven Burrill*	Director	November 14, 2002
G. Steven Burrill

/s/ John W. Shell, Ph.D.*	Director	November 14, 2002
John W. Shell, Ph.D.

/s/ Julian N. Stern*	Director and Secretary	November 14, 2002
Julian N. Stern

/s/ W. Leigh Thompson, M.D., Ph.D.*	Director	November 14, 2002
W. Leigh Thompson, M. D., Ph.D.

/s/ John W. Fara, Ph.D.		November 14, 2002
John W. Fara, Ph.D.
* (Attorney-in-Fact)

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Fara, Chief Executive Officer, certify that:

1.               I have reviewed this annual report on Form 10-K/A of DepoMed, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 14, 2002

	By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Hamilton, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K/A of DepoMed, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 14, 2002

	By:	/s/ John F. Hamilton
John F. Hamilton
Chief Financial Officer

DEPOMED, INC.

(A Development Stage Company)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

DepoMed, Inc.

We have audited the accompanying balance sheets of DepoMed, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, redeemable preferred stock and shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (August 7, 1995) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 of the financial statements, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000 and its statements of operations and redeemable preferred stock and shareholders’ equity for each of the three years in the period ended December 31, 2001.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 21, 2002, except for Note 10,

as to which the date is March 28, 2002,

and Note 1 under the caption Restatement

of Financial Information as to which the

date is November 8, 2002

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2001	December 31, 2000
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,150,088	$3,878,354
Marketable securities	—	2,620,525
Accounts receivable	397,277	21,775
Receivable from joint venture	642,793	432,313
Prepaid and other current assets	197,479	168,666
Total current assets	6,387,637	7,121,633

Property and equipment, net	2,065,175	1,317,149
Other assets	294,034	293,756
	$8,746,846	$8,732,538

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,327,381	$797,795
Accrued compensation	446,515	245,471
Other accrued liabilities	343,667	367,227
Payable to joint venture	845,845	684,328
Capital lease obligation, current portion	13,984	39,434
Long-term debt, current portion	542,251	139,181
Other current liabilities	137,718	103,928
Total current liabilities	4,657,361	2,377,364

Capital lease obligation, non-current portion	4,216	18,200
Long-term debt, non-current portion	783,416	217,467
Promissory note from related party, non-current portion	4,779,054	1,533,342

Preferred stock, no par value; 5,000,000 shares authorized;
Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at December 31, 2001 and 2000	12,015,000	12,015,000

Commitments

Shareholders’ deficit:
Common stock, no par value, 25,000,000 shares authorized; 11,530,168 and 8,617,913 shares issued and outstanding at December 31, 2001 and 2000, respectively	36,109,124	24,600,567
Deferred compensation	—	(24,744)
Deficit accumulated during the development stage	(49,601,325)	(32,001,286)
Accumulated other comprehensive loss	—	(3,372)
Total shareholders’ deficit	(13,492,201)	(7,428,835)
	$8,746,846	$8,732,538

See accompanying notes.

.DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Year Ended December 31,

Period From Inception (August 7, 1995) to December 31, 2001

2001

2000

1999

(Restated)

(Restated)

(Restated)

Revenue:
Collaborative agreements	$1,547,277	$21,775	$115,327	$3,370,364
Contract revenue from joint venture	2,126,049	1,754,443	—	3,880,492
Total revenue	3,673,326	1,776,218	115,327	7,250,856

Operating expenses:
Research and development	15,461,113	7,488,227	3,734,196	30,127,955
General and administrative	2,533,640	2,026,188	1,871,596	9,906,774
Purchase of in-process research and development	—	—	—	298,154

Total operating expenses	17,994,753	9,514,415	5,605,792	40,332,883

Loss from operations	(14,321,427)	(7,738,197)	(5,490,465)	(33,082,027)

Other income (expenses):
Equity in loss of joint venture (restated)	(3,173,409)	(14,202,627)	—	(17,376,036)
Interest income (expense), net	(105,203)	222,954	296,665	856,738
Total other income (expenses) (restated)	(3,278,612)	(13,979,673)	296,665	(16,519,298)

Net loss (restated)	$(17,600,039)	$(21,717,870)	$(5,193,800)	$(49,601,325)

Basic and diluted net loss per share (restated)	$(1.72)	$(2.96)	$(0.80)

Shares used in computing basic and diluted net loss per common share	10,220,223	7,329,876	6,474,538

See accompanying notes.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Period from inception (August 7, 1995) to December 31, 2001

(Restated)

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comp- rehensive Income (Loss)	Shareholders Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at inception (Aug. 7, 1995)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders on Aug. 7, 1995 in exchange for shares held by them in M6 Pharmaceuticals			—	—	2,066,666	—	—	—	—	—
Issuance of common stock for cash to investors at approx. $0.0009 per share on Nov. 15, 1995			—	—	1,196,491	1,000	—	—	—	1,000
Issuance of Series A convertible preferred stock for cash to investors at approx. $0.31 per share on Nov. 15, 1995, net of issuance costs of $67,241			2,447,368	682,759	—	—	—	—	—	682,759
Comprehensive loss and net loss			—	—	—	—	—	(600,668)	—	(600,668)
Balances at Dec. 31, 1995	—	—	2,447,368	682,759	3,263,157	1,000	—	(600,668)	—	83,091
Issuance of common stock for cash at various dates at $0.09 per share to employees and pursuant to stock option agreements.			—	—	91,666	8,250	—	—	—	8,250
Deferred stock-based compensation related to grants of certain stock options			—	—	—	275,000	(275,000)	—	—	—
Comprehensive loss and net loss			—	—	—	—	—	(472,773)	—	(472,773)
Balances at Dec. 31, 1996	—	—	2,447,368	682,759	3,354,823	284,250	(275,000)	(1,073,441)	—	(381,432)
Issuance of Series B convertible preferred stock for cash at $1.00 per share			278,500	278,500	—	—	—	—	—	278,500
Conversion of preferred stock to common stock on Nov. 5, 1997 at a ratio of one share of common for three shares of preferred			(2,725,868)	(961,259)	908,615	961,259	—	—	—	—
Issuance of common stock and warrants for $6.10 per unit on Nov. 5, 1997 in connection with the initial public offering, net of issuance costs of $1,963,889			—	—	1,200,000	5,356,111	—	—	—	5,356,111
Deferred stock-based compensation related to grants of certain stock options			—	—	—	242,050	(242,050)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	116,336	—	—	116,336
Comprehensive loss and net loss			—	—	—	—	—	(1,236,452)	—	(1,236,452)
Balances at Dec. 31, 1997	—	—	—	—	5,463,438	6,843,670	(400,714)	(2,309,893)	—	4,133,063
Issuance of common stock to investors for $8.00 per share on Feb. 23, 1998, net of issuance costs of $507,846			—	—	1,000,000	7,492,154	—	—	—	7,492,154
Deferred stock-based compensation related to grants of certain stock options			—	—	—	430,200	(430,200)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	320,582	—	—	320,582
Issuance of common stock options to a consultant for services with an exercise price of $11.25 per share on Jun. 18, 1998			—	—	—	26,050	—	—	—	26,050
Comprehensive loss:
Net loss								(2,779,723)	—	(2,779,723)
Unrealized gains on available-for-sale securities			—	—			—	—	13,887	13,887
Comprehensive loss										(2,765,836)
Balances at Dec. 31, 1998	—	—	—	—	6,463,438	14,792,074	(510,332)	(5,089,616)	13,887	9,206,013
Issuance of common stock for cash on Feb. 16, 1999 for $3.00 per share to a consultant pursuant to a stock option agreement.			—	—	1,666	4,998	—	—	—	4,998
Net exercise of common stock warrants at $7.63 per share in Jan. and Apr. 1999			—	—	9,973	—	—	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	228,148	—	—	228,148
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(5,193,800)	—	(5,193,800)
Unrealized losses on available-for-sale securities			—	—	—	—	—	—	(26,879)	(26,879)
Comprehensive loss, restated										(5,220,679)
Balances at Dec. 31, 1999, as restated	—	—	—	—	6,475,077	14,797,072	(282,184)	(10,283,416)	(12,992)	4,218,480
Issuance of Series A convertible exchangeable preferred stock to Elan Corp. on Jan. 21, 2000 for $1,000 per share net proceeds, restated	12,015	12,015,000
Issuance of common stock to Elan Corp. Corp. for $7.00 per on Jan. 21, 2000, net of issuance costs of $84,817, restated			—	—	714,286	4,915,183	—	—	—	4,915,183
Issuance of common stock options to a consultant for services with an exercise price of $4.75 per share on Feb. 4, 2000			—	—	—	9,600	—	—	—	9,600
Issuance of common stock options to a consultant for services with an exercise price of $3.75 per share on Jun. 7, 2000			—	—	—	5,044	—	—	—	5,044
Issuance of common stock options to a consultant for services with an exercise price of $3.31 per share on Sept. 14, 2000			—	—	—	4,500	—	—	—	4,500
Issuance of common stock options to a consultant for services with an exercise price of $3.25 per share on Sept. 20, 2000			—	—	—	46,000	—	—	—	46,000
Common stock and warrants issued to investors for $100,000 per unit on Nov. 15, 2000, net of issuance costs of $237,668			—	—	1,428,550	4,762,332	—	—	—	4,762,332
Issuance of common stock options to consultants for services with an exercise price of $4.44 per share on Dec. 8, 2000			—	—	—	52,548	—	—	—	52,548
Revaluation of common stock option issued to a consultant on Dec. 9, 1999			—	—	—	8,288	—	—	—	8,288
Amortization of deferred stock-based compensation			—	—	—	—	257,440	—	—	257,440
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(21,717,870)	—	(21,717,870)
Unrealized gains on available - for-sale securities			—	—	—	—	—	—	9,620	9,620
Comprehensive loss, restated										(21,708,250)
Balances at Dec. 31, 2000, as restated	12,015	$12,015,000	—	—	8,617,913	24,600,567	(24,744)	(32,001,286)	(3,372)	(7,428,835)
Issuance of warrants in connection with a credit facility with an exercise price of $3.98 per share on Mar. 29, 2001			—	—	—	112,400	—	—	—	112,400
Common stock and warrants issued to investors for $8.43 per unit on Jun. 13, 2001, net of issuance costs of $953,715			—	—	2,908,922	11,328,401	—	—	—	11,328,401
Issuance of common stock options to consultants for services with an exercise price of $3.40 per share on Apr. 6, 2001			—	—	—	10,301	—	—	—	10,301
Issuance of common stock options to consultants for services with an exercise price of $4.30 per share on Jun. 5, 2001			—	—	—	27,601	—	—	—	27,601
Issuance of common stock options to a consultant for services with an exercise price of $5.50 per share on Nov. 7, 2001			—	—	—	13,425	—	—	—	13,425
Issuance of common stock for $3.00 per share on Nov. 16, 2001 to a consultant pursuant to a stock option agreement			—	—	3,333	9,999	—	—	—	9,999
Issuance of common stock options to a consultant for services with an exercise price of $5.80 per share on Dec. 17, 2001			—	—	—	6,430	—	—	—	6,430
Amortization of deferred stock-based compensation			—	—	—	—	24,744	—	—	24,744
Comprehensive loss:
Net loss			—	—	—	—	—	(17,600,039)	—	(17,600,039)
Realized gains on available-for- sale securities			—	—	—	—	—	—	3,372	3,372
Comprehensive loss										(17,596,667)
Balances at Dec. 31, 2001, as restated	12,015	$12,015,000	—	$—	11,530,168	$36,109,124	$—	$(49,601,325)	$—	$(13,492,201)

See accompanying notes.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period From Inception (August 7, 1995) to December 31, 2001
	2001	2000	1999
		(Restated)	(Restated)
Operating Activities
Net loss (restated)	$(17,600,039)	$(21,717,870)	$(5,193,800)	$(49,601,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture (restated)	3,173,409	14,202,627	—	17,376,036
Depreciation and amortization	586,067	304,323	415,343	1,604,716
Accrued interest expense on shareholder notes	233,820	30,043	—	277,481
Amortization of deferred compensation	24,744	257,440	228,148	947,250
Value of stock options issued for services	57,757	125,980	—	209,787
Purchase of in-process research and development	—	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(375,502)	(21,775)	306,148	(397,277)
Receivable from joint venture	(210,480)	(432,313)	—	(642,793)
Other current assets	(28,813)	719	17,639	(197,479)
Other assets	(278)	(289,289)	83,465	(294,192)
Accounts payable and other accrued liabilities	1,506,026	813,458	94,137	2,671,048
Accrued compensation	201,044	(29,576)	104,052	379,039
Other current liabilities	33,790	103,928	—	137,718
Net cash used in operating activities	(12,398,455)	(6,652,305)	(3,944,868)	(27,231,837)

Investing Activities
Investment in unconsolidated joint venture	(3,011,892)	(13,518,299)	—	(16,530,191)
Expenditures for property and equipment	(1,325,149)	(899,326)	(138,232)	(3,354,316)
Purchases of marketable securities	(4,438,627)	(3,810,600)	(2,264,082)	(15,217,066)
Maturities of marketable securities	7,053,580	4,793,567	3,287,380	15,214,109
Net cash (used in) provided by investing activities	(1,722,088)	(13,434,658)	885,066	(19,887,464)

Financing Activities
Payments on capital lease obligations	(39,434)	(41,771)	(55,153)	(294,318)
Proceeds from equipment loan	1,347,139	—	105,734	1,947,006
Payments of equipment loan	(265,720)	(123,043)	(120,176)	(508,939)
Proceeds from issuance of notes	3,011,892	1,503,299	—	5,565,191
Payments of notes	—	—	—	(1,000,000)
Payment of shareholder loans	—	—	—	(294,238)
Proceeds on issuance of common stock	11,338,400	9,677,515	4,998	34,839,687
Proceeds on issuance of preferred stock	—	12,015,000	—	12,015,000
Net cash provided by (used in) financing activities	15,392,277	23,031,000	(64,597)	52,269,389

Net increase (decrease) in cash and cash equivalents	1,271,734	2,944,037	(3,124,399)	5,150,088
Cash and cash equivalents at beginning of period	3,878,354	934,317	4,058,716	—
Cash and cash equivalents at end of period	$5,150,088	$3,878,354	$934,317	$5,150,088

Supplemental Schedule of Noncash Financing and Investing Activities
Value of warrants issued in connection with debt financing	$112,400	$—	$—	$112,400

Payable to joint venture	$845,845	$684,328	$—	$845,845

Acquisition of property and equipment under capital leases	$—	$4,322	$—	$312,518

Assumption of net liabilities of M6 Pharmaceuticals at inception (August 7, 1995)	$—	$—	$—	$298,154

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$336,349	$93,566	$75,616	$648,779

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

As of December 31, 2001, the Company had approximately $5,150,000 in cash, cash equivalents and marketable securities, working capital of $1,760,000 and accumulated net losses of $49,601,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses, including revenue from its joint venture.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  On March 22, 2002, the Company completed an equity private placement with net proceeds of $8,304,000 (See Note 10 of the Notes to Financial Statements, Subsequent Events).  The Company expects its existing capital resources, including the proceeds from the March 2002 financing, will permit it to meet its capital and operational requirements at least through December 31, 2003.

Restatement of Financial Information

The accompanying balance sheets and statements of redeemable preferred stock and shareholders’ equity as of December 31, 2001 and 2000 have been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”).  Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12,015,00 for the periods presented.  See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

Net loss per common share for the years ended December 31, 2001 and 2000 has been restated to eliminate the 7% annual dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders.  As the dividends are only convertible into DepoMed’s common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

The statements of redeemable preferred stock and shareholders’ equity as of December 31, 2000 and 1999 have also been restated to present the Company’s Series A Preferred Stock as issued in 2000 instead of in 1999 when such securities were originally recorded as “issuable securities”.  Upon further analysis, the Company’s management is no longer able to assert that the capital stock issuance occurred prior to December 31, 1999, and therefore, such amounts have been amended in the statements of redeemable preferred stock and shareholders’ equity to reflect the issuance of the capital stock in the year ended December 31, 2000.  This restatement does not affect the Company’s financial position at December 31, 2000 or 2001, or the statements of operations or cash flows for any of the periods presented.

The equity loss in the joint venture for the years ended December 31, 2000 and 1999 has been also restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000.  These amounts represent the Company’s share of the net loss of DDL.  DDL incurred an expense of $15,000,000 when it acquired the license from Elan to certain in-process technology to be used in the development of unproven novel therapeutic products.  Upon further analysis, the Company’s management is no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999.  Therefore, such amounts have been amended to reflect the associated license expenses in the year ended December 31, 2000.  This restatement does not affect net loss for any other periods previously reported nor accumulated deficit at December 31, 2001 or 2000.  See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc.

The effect of both the elimination of the dividends discussed above and the change in the period of recording the equity loss in the joint venture from 1999 to 2000 and the related effect on net loss per common share follows.  The restatement to record the issuance of Series A redeemable preferred stock and common stock to Elan in 2000 instead of 1999 does not have an impact on the statements of operations for these periods presented.

	Year Ended December 31,			Period From Inception (August 7, 1995) to December 31, 2001
	2001	2000	1999
As previously reported:
Equity loss in joint venture	$(3,173,409)	$(2,187,627)	$(12,015,000)	$(17,376,036)
Net loss	(17,600,039)	(9,702,870)	(17,208,800)	(49,601,325)
Preferred dividend	(913,000)	(807,000)	—	(1,720,000)
Net loss applicable to common shareholders	$(18,513,039)	$(10,509,870)	$(17,208,800)	$(51,321,325)
Basic and diluted net loss per common share	$(1.81)	$(1.43)	$(2.66)

As restated:
Equity loss in joint venture	$(3,173,409)	$(14,202,627)	$—	$(17,376,036)
Net loss	(17,600,039)	(21,717,870)	(5,193,800)	(49,601,325)
Basic and diluted net loss per share	$(1.72)	$(2.96)	$(0.80)

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

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001:
U.S. corporate securities:
Total included in cash and cash equivalents	$846,983	$—	$846,983
Total included in marketable securities	—	—	—
Total available-for-sale	$846,983	$—	$846,983

December 31, 2000:
U.S. corporate securities:
Total included in cash and cash equivalents	$3,123,357	$—	$3,123,357
Total included in marketable securities	2,623,897	(3,372)	2,620,525
Total available-for-sale	$5,747,254	$(3,372)	$5,743,882

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

Valuation of Exchange Option of Series A Preferred Stock

The Company periodically monitors the redemption value of the Series A Preferred Stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to the Company, upon exchange by Elan.  If and when the redemption value of the Series A Preferred Stock exceeds its then current carrying value, the Company will accrete the carrying value of the Series A Preferred Stock to the redemption value and recognize a corresponding dividend to the Series A Preferred shareholder.  The Company will recognize subsequent increases or decreases in redemption value of the Series A Preferred Stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A Preferred Stock below the original basis of  $12.0 million.  The determination of fair value of the joint venture requires the Company to make estimates and assumptions that relate, in part, to the potential success of the joint venture’s ongoing research and development activities.  There is inherent risk in making such assumptions and, as a result, actual fair value may differ from such estimates of fair value.

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

Recently Issued Accounting Standards

In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and also, in June 2000, the FASB issued SFAS No. 138, an amendment to SFAS 133.  SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Change in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.  The Company adopted SFAS 133, as amended, on January 1, 2001.  The adoption of SFAS 133, as amended, had no impact on the Company’s financial position or results of operations.

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

In October 2001, the FASB issued Financial Reporting Standard No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 supersedes Financial Reporting Standard No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.   The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.   The adoption of FAS 144 on January 1, 2002 is not expected to have an impact on the Company’s financial position and results of operations.

In July 2001, the EITF issued EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption the securities is outside of the issuer’s control.  The application of Topic No. D-98 required that we classify our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity and resulted in a $12,015,000 increase to the Company’s Net Capital Deficiency at December 31, 2001.

3.                 Research Arrangements

R. W. Johnson Pharmaceutical Research Institute

In March 1998, the Company entered into a research agreement with the R. W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson unit, to study the feasibility of an orally administered, controlled release pharmaceutical product using the Company’s GR System.  The Company was paid for actual costs, as incurred, at the fees stipulated in the agreement

In the first quarter of 1999, the Company successfully completed the first phase of formulation development under the PRI feasibility agreement.  PRI has requested no further development work from the Company and the Company does not expect to receive any additional revenue from this agreement.  The Company recognized revenues of $115,327 during 1999, in accordance with the agreement.  The costs incurred for research and development approximated the revenue recognized under the agreement.  The Company did not recognize any revenues under the agreement in 2000 and 2001.

Elan Corporation, plc

In November 1999, the Company entered into an agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to form a joint venture to develop products using drug delivery technologies and expertise of both companies. In January 2000, the definitive agreements were signed to form this joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company.  DDL is initially owned 80.1% by the Company and 19.9% by Elan.  DDL subcontracts research and development efforts to DepoMed, Elan and others.  In January 2000, under the terms of the agreement, DDL paid $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan in-process drug delivery technologies.  The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses.  DepoMed also licensed certain drug delivery technologies to DDL on a non-exclusive basis.

The agreement also provided for the following terms and transactions:

•         Elan purchased 717,286 shares of DepoMed’s common stock at $7.00 per share.  The shares purchased are unregistered and have registration rights.  The proceeds may be used by DepoMed without restriction.

•         Elan purchased 12,015 shares of DepoMed Series A Preferred Stock at $1,000 per share.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of the Series A Preferred Stock.  The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into DepoMed’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2003 financing, the conversion price has been adjusted to $10.66 per share.  Additionally, Elan has the right to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan’s ownership in DDL to 50%.  This exchange option is exercisable between January 2002 and January 2006.  The exchange right will terminate if the Series A Preferred Stock is converted into the DepoMed’s common stock unless this conversion occurs as a result of a liquidation or upon the occurrence of certain transactions involving a change of control of DepoMed.  DepoMed was required to use the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock, both classes of stock were purchased at $1,250 per share, to fund DepoMed’s share of DDL’s initial capitalization.

•         Elan purchased 2,388 shares of DDL preferred stock for $1,250 per share, a 19.9% interest in DDL.

•         DepoMed, at its sole discretion, will fund 80.1% of the joint venture research and development costs up to $8,010,000 and Elan is responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through January 21, 2002.  However, the partners agreed to extend the funding term through September 2002.  On a quarterly basis, the Elan and DepoMed directors of DDL review and mutually agree on the next quarter’s funding of DDL’s cash needs.  DDL does not have any fixed assets or employees and its primary focus is to conduct research and development for potential products using the intellectual property of Elan and DepoMed.  If Elan elects to exercise its exchange option on the Series A Preferred Stock, Elan must also repay DepoMed 30.1% of joint venture funding paid by DepoMed.  Upon repayment by Elan, both DepoMed and Elan will have shared evenly in funding the joint venture’s historical operating loss.

•         Elan made a loan facility available to DepoMed for up to $8,010,000.  The funding term of the loan will terminate on January 21, 2002; however, the partners agreed to extend the funding term through September 2002.  The purpose of this loan is to support DepoMed’s share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by the Company to Elan.  The note has a six-year term and will bear interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  The original conversion price of the note and accrued interest was $10.00; however, as a result of the Company’s March 2003 financing, the conversion price has been adjusted to $9.07 per share.

•         DDL has the ability to license any future products to a third party; however, Elan has a limited right of first negotiation.  Any license granted to Elan must be done on the basis of “arm’s length” pricing.

While DepoMed owns 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  For example, Elan has 50% of voting rights on management and research committees that approve all business plans, operating budgets and research plans.  Each matter brought to the respective committee must have the approval of at least one of the Elan directors.  Elan, therefore, has the ability to veto any matter that comes before the committees.  Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.  Separate financials statements for DDL are included elsewhere in this Form 10-K/A.

DDL recognized a net loss of approximately $3,962,000, $17,731,000 and $21,693,000, respectively.  The net loss from inception (January 7, 2000) to December 31, 2000 and 2001 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies to be used in the development of unproven therapeutic products.

DepoMed’s equity in the loss in DDL for the for the periods ended December 31, 2000 and 1999 has been restated to record $12,015,000 originally expensed in the period ended December 31, 1999 to the year ended December 31, 2000.  This amount represents DepoMed’s share of the net loss of DDL.  DDL incurred $15,000,000 of expenses acquiring a license to certain in-process technologies from Elan.  Upon further analysis, DepoMed’s management is no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999.  Therefore, such amounts have been amended to reflect the associated license expenses in the year ended December 31, 2000.  DepoMed recognized 80.1% of DDL’s loss, or approximately $3,173,000, $14,203,000 and $17,376,000 for the years ended December 31, 2001 and 2000 and for the period from inception to December 31, 2001, respectively.  DepoMed's equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  The costs incurred by DepoMed approximated the revenue recognized under the arrangement.  To date, DDL has not recognized any revenue.  At December 31, 2001 and 2000, DDL had current liabilities of $1,056,000 and $854,000, respectively.  As DepoMed’s funding obligation equals its equity in net loss of DDL, DepoMed had no carrying value of its DDL investment at December 31, 2001 and 2000.

Undisclosed Collaborative Partner

In January 2001, the Company signed an interim letter agreement with an undisclosed collaborative partner to begin feasibility studies with an undisclosed drug.  Under the interim letter agreement, all research and development work with the partner’s drug will be funded by the partner.  In accordance with the agreement, the Company recognized revenues of approximately $1,414,000 during 2001.  The costs associated with research and development approximated the revenue recognized under the agreement.  The amount receivable at December 31, 2001 under this agreement totaled $314,000.

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

5.      Commitments and Contingencies

Convertible Promissory Note

In January 2000, the Company signed an agreement to issue a convertible promissory note to Elan Corporation, plc, for up to $8,010,000 to fund research and development of DDL, its joint venture.  As of December 31, 2001 and 2000, there was $4,779,000 and $1,533,000, respectively, outstanding related to the note.  The outstanding amounts include accrued interest of $264,000 and $30,000 at December 31, 2001 and 2000, respectively.  (See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc)

Long-term Debt

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

Elan Corporation, plc

In January 2000, the Company formed a joint venture, DepoMed Development, Ltd.  (“DDL”), with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies.  DDL, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan (See Note 3 of the Notes to Financial Statements, Research Arrangements, Elan Corporation, plc).

7.                 Redeemable Preferred Stock and Shareholders’ Equity

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan to fund its 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A Preferred Stock is convertible into the Company’s common stock or may be exchanged for a 30.1% interest in DDL.  Because of this exchange feature, the Company has classified its Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity at December 31, 2001 and 2000, in accordance with EITF Topic No. D-98.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses.  The Company is currently in discussions with Elan regarding Elan’s termination the relevant exchange right included in the Series A Preferred Stock agreement.  If the Company is successful in negotiating the termination of the exchange right, the Series A Preferred Stock will be reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A Preferred Stock into the Company’s common stock, $12,015,000 will be reclassified to permanent equity.

The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock dividend is convertible at anytime after January 2002 into the Company’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 financing, the conversion price has been adjusted to $10.66 per share.  As the preferred dividends are only convertible into DepoMed common stock, the amounts calculated as dividends are accounted for as adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5).Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

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

A summary of the Company’s stock option activity and related information for the period from inception (August 7, 1995) to December 31, 2001 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(120,000)	120,000	$0.09
Balance at December 31, 1995	130,000	120,000	$0.09

Options granted at fair value	(3,334)	3,334	$0.09
Options granted below fair value	(83,333)	83,333	$0.90
Options exercised	—	(91,666)	$0.09
Balance at December 31, 1996	43,333	115,001	$0.68

Shares authorized	750,000	—	—
Options granted at fair value	(369,166)	369,166	$4.12
Options granted below fair value	(153,333)	153,333	$3.00
Options exercised	—	—	—
Balance at December 31, 1997	270,834	637,500	$3.23

Shares authorized	200,000 *	—	—
Options granted at fair value	(296,498)	296,498	$8.10
Options granted below fair value	(60,000)	60,000	$5.92
Options forfeited	7,500	(7,500)	$3.75
Balance at December 31, 1998	121,836	986,498	$4.85

Shares authorized	600,000	—	—
Options granted at fair value	(363,551)	363,551	$2.93
Options exercised	—	(1,666)	$3.00
Options forfeited	21,000	(21,000)	$7.29
Balance at December 31, 1999	379,285	1,327,383	$4.29

Shares authorized	600,000	—	—
Options granted at fair value	(485,328)	485,328	$3.90
Options forfeited	4,000	(4,000)	$5.47
Options expired	5,000	(5,000)	$11.25
Balance at December 31, 2000	502,957	1,803,711	$4.16

Shares authorized	500,000 **	—	—
Options granted at fair value	(812,714)	812,714	$4.83
Options exercised	—	(3,333)	$3.00
Balance at December 31, 2001	190,243	2,613,092	$4.37

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

For pro forma purposes, the estimated fair value of the options is amortized to expense over the option’s vesting period.  If the Company had elected to recognize compensation expense based on the fair value of the options granted on the date of grant as prescribed by SFAS 123, net loss and net loss per share would have increased as reflected in the pro forma amounts shown in the table below:

	Year Ended December 31,
	2001	2000	1999
	(Restated)	(Restated)	(Restated)
Net loss—as reported	$(17,600,039)	$(21,717,870)	$(5,193,800)
Net loss—pro forma	$(18,742,252)	$(22,566,212)	$(5,812,568)
Net loss per share—as reported	$(1.72)	$(2.96)	$(0.80)
Net loss per share—pro forma	$(1.83)	$(3.08)	$(0.90)

Deferred Stock-Based Compensation

For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,000 as deferred stock-based compensation which represents the excess of the fair value of the common stock on the date of grant over the exercise price.  The deferred stock-based compensation expense was recognized over the vesting period of the options.  Compensation expense relating to the amortization of deferred stock-based compensation recorded in the 2001, 2000 and 1999 statements of operations was $25,000, $257,000 and $228,000, respectively.  Further, the Company recognized expense of $58,000 in 2001, $126,000 in 2000 and none in 1999 relating to the value of stock options granted to consultants in exchange for services.

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

	2001 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$989,282	$1,208,661	$837,961	$637,422
Loss from operations	(3,951,572)	(3,760,047)	(4,004,929)	(2,604,879)
Net loss	(4,887,165)	(4,589,219)	(4,933,805)	(3,189,850)
Basic and diluted net loss per share (restated)	(0.42)	(0.40)	(0.54)	(0.37)

	2000 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$432,312	$381,926	$585,562	$376,418
Loss from operations	(2,828,821)	(1,885,903)	(1,624,537)	(1,398,936)
Net loss	(3,497,332)	(2,378,872)	(2,179,212)	(13,662,454)
Basic and diluted net loss per share (restated)	(0.44)	(0.33)	(0.30)	(1.94)

10.       Subsequent Events

Private Placement

On March 22, 2002, the Company completed a private placement of 2,300,000 common shares at $3.83 per share with net proceeds of $8,304,000.  In connection with the financing, anti-dilution provisions in the Elan agreements were triggered, which adjusted the price at which the Series A preferred stock and dividends convert to common stock from $12.00 per share to $10.66 per share and which adjusted the price at which the Elan convertible loan facility and interest convert to common stock from $10.00 per share to $9.07 per share.

AUDITORS’ REPORT

To the Shareholders of

DepoMed Development, Ltd.

We have audited the accompanying balance sheet of DepoMed Development, Ltd. (a development stage company) as of December 31, 2000 and the related statements of operations, shareholders’ deficit and cash flows for the period from inception (January 7, 2000) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed Development, Ltd. (a development stage company) at December 31, 2000 and the results of its operations and its cash flows for the period from inception (January 7, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2001

DEPOMED DEVELOPMENT, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

BALANCE SHEET

(expressed in United States dollars)

	December 31,
	2001	2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Due to shareholders (Note 3)	$642,793	$432,313
Due to companies related through common ownership (Note 3)	413,193	422,030
Total current liabilities	1,055,986	854,343

Shareholders’ deficit:
Preferred stock, $1.00 par value; 6,000 non-voting shares authorized; 6,000 issued and outstanding	6,000	6,000
Common stock, $1.00 par value, 6,000 voting shares authorized; 6,000 issued and outstanding	6,000	6,000
Contributed surplus	20,624,943	16,864,777
Accumulated deficit	(21,692,929)	(17,731,120)
Total shareholders’ deficit	(1,055,986)	(854,343)
	$—	$—

STATEMENT OF OPERATIONS

(expressed in United States dollars)

	Year Ended December 31, 2001	Period From Inception (January 7, 2000) to December 31, 2000	Period From Inception (January 7, 2000) to December 31,
	(Unaudited)		(Unaudited)
Expenses
In-process research and development (Note 4)	$—	$15,000,000	$15,000,000
Research and development (Note 3)	3,927,332	2,709,017	6,636,349
General and administrative	34,477	22,103	56,580
Total operating expenses	3,961,809	17,731,120	21,692,929
Net loss	$(3,961,809)	$(17,731,120)	$(21,692,929)

See accompanying notes.

DEPOMED DEVELOPMENT, LTD.

(A Development Stage Company)

(Incorporated in Bermuda)

STATEMENT OF SHAREHOLDERS’ DEFICIT

Period from inception (January 7, 2000) to December 31, 2001

(expressed in United States dollars)

	Preferred Stock		Common Stock		Contributed Surplus	Total Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Issuance of common shares	—	$—	6,000	$6,000	$7,494,000	$—	$7,500,000
Issuance of preferred shares	6,000	6,000	—	—	7,494,000	—	7,500,000
Contributed surplus	—	—	—	—	1,876,777	—	1,876,777
Comprehensive and net loss	—	—	—	—	—	(17,731,120)	(17,731,120)
Balances at December 31, 2000	6,000	6,000	6,000	6,000	16,864,777	(17,731,120)	(854,343)
Contributed surplus (unaudited)	—	—	—	—	3,760,166	—	3,760,166
Comprehensive and net loss (unaudited)	—	—	—	—	—	(3,961,809)	(3,961,809)
Balances at December 31, 2001 (unaudited)	6,000	$6,000	6,000	$6,000	$20,624,943	$(21,692,929)	$(1,055,986)

STATEMENT OF CASH FLOWS

(expressed in United States dollars)

	Year Ended December 31, 2001	Period From Inception (January 7, 2000) to December 31, 2000	Period From Inception (January 7, 2000) to December 31, 2001
	(Unaudited)		(Unaudited)
Operating activities
Net loss	$(3,961,809)	$(17,731,120)	$(21,692,929)
Adjustment to reconcile net loss to net cash used in operating activities:
Due to shareholders	210,480	432,313	642,793
Due to companies related through common ownership	(8,837)	422,030	413,193
Net cash used in operating activities	(3,760,166)	(16,876,777)	(20,636,943)

Financing activities
Proceeds from issuance of common shares	—	6,000	6,000
Proceeds from issuance of preferred shares	—	6,000	6,000
Increase in contributed capital	3,760,166	16,864,777	20,624,943
Net cash provided by financing activities	3,760,166	16,876,777	20,636,943
Change in cash, and cash at beginning and end of period	$—	$—	$—

See accompanying notes.

DEPOMED DEVELOPMENT, LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Information as of and for the year ended December, 31, 2001 is unaudited

December 31, 2001

1. Organization and Basis of Presentation

DepoMed Development, Ltd. (the Company) was incorporated on January 7, 2000 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. (EIS), a wholly-owned subsidiary of Elan Corporation plc (Elan), and DepoMed, Inc. (DMI), holding 19.9% (non-voting shares) and 80.1% of the shares, respectively. The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (JDOA) dated January 21, 2000 between DepoMed Development, Ltd. (DDL), EIS, DMI and others). The focus of the collaborative venture is to develop “Products” using the intellectual property of Elan, and DMI and the DDL technology pursuant to the JDOA.

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

3. Related Party Transactions

At the end of the period, the amount due to shareholders and companies related through common ownership represents costs for research and development that are subcontracted to DMI and Elan.  Research and development expense of $3,27,332, $17,709,017 and $21,636,349 represents costs under such agreements for the year ended December 31, 2001, and for the periods from inception to December 2000 and 2001, respectively.  These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.  Further, the amount due to shareholders is unsecured, and interest free with no set terms of repayment.

4. In-Process Research and Development

During the period from inception to December 31, 2000, the Company paid a license fee to Elan Corporation plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property.  The license acquired related to early stage technology that, in the opinion of management, had not reached technological feasibility.  In addition, management concluded that such technology had no alternative future uses.  Therefore, the license fee was deemed to be in-process research and development and charged to research and development expense for the period.

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

INDEX TO EXHIBITS

α3.1	Third Amended and Restated Articles of Incorporation
α3.2	Form of Amended and Restated Articles of Incorporation
α3.3	Bylaws
α3.4	Certificate of Amendment to the Third Amended and Restated Articles of Incorporation
α4.1	Specimen Common Stock Certificate
α4.2	Specimen Warrant Certificate (filed as Exhibit A to the Form of Warrant Agreement)
α4.3	Form of Representative’s Warrant Agreement including form of Representative’s Warrant
α4.4	Form of Warrant Agreement
β10.1	1995 Stock Option Plan, as amended
α10.9	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
α10.10	Form of Indemnification Agreement between the company and its directors and executive officers
α10.12	Form of Agreement between the company and Burrill & Company
+γ10.15	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ10.16	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
γ10.17	Newco Registration Rights Agreement dated January 21, 2000 among the company, Newco and Elan International Services, Ltd.
γ10.18	Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+γ10.19	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
γ10.20	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
+γ10.21	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
+γ10.22	Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and Elan Pharma International, Ltd.
γ10.23	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
δ10.24	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors
*24.1	Power of Attorney
99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton

α	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
β	Incorporated by reference to Exhibit 10.1 of the company’s registration statement on Form S-8 (File No. 333-54982)
γ	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
δ	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
+	Confidential treatment granted.
*	Previously filed.