Form 10-Q/A
period 2002-03-31
DEPOMED INC
filed 2002-11-15
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

YES  ☒                      NO  ☐

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 1, 2002 was 16,439,187.

DEPOMED, INC.

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.  This Form 10-Q/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited) (Restated)	(See Note 1) (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,693,385	$5,150,088
Accounts receivable	162,847	397,277
Receivable from joint venture	484,208	642,793
Prepaid and other current assets	154,286	197,479
Total current assets	10,494,726	6,387,637

Property and equipment, net	1,936,760	2,065,175
Other assets	291,876	294,034
	$12,723,362	$8,746,846

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,635,798	$2,327,381
Accrued compensation	463,201	446,515
Other accrued liabilities	411,719	343,667
Payable to joint venture	801,271	845,845
Capital lease obligation, current portion	6,652	13,984
Long-term debt, current portion	526,864	542,251
Other current liabilities	86,560	137,718
Total current liabilities	4,932,065	4,657,361

Capital lease obligation, non-current portion	3,045	4,216
Long-term debt, non-current portion	681,276	783,416
Promissory note from related party, non-current portion	5,748,577	4,779,054

Preferred stock, no par value; 5,000,000 shares authorized;
Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at March 31, 2002 and December 31, 2001	12,015,000	12,015,000

Commitments

Shareholders’ equity (net capital deficiency):
Common stock, no par value, 25,000,000 shares authorized; 13,973,309 and 11,530,168 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	44,498,617	36,109,124
Deficit accumulated during the development stage	(55,155,218)	(49,601,325)
Total shareholders’ equity (net capital deficiency)	(10,656,601)	(13,492,201)
	$12,723,362	$8,746,846

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to
	2002 (Restated)(1)	2001 (Restated)(1)	March 31, 2002 (Restated)(1)

Revenue:
Collaborative agreements	$137,509	$278,255	$3,507,873
Collaborative agreements with affiliates	484,208	359,167	4,364,700

Total revenue	621,717	637,422	7,872,573

Operating expenses:
Research and development	4,587,605	2,655,682	34,715,560
General and administrative	629,972	586,619	10,536,746
Purchase of in-process research and development	—	—	298,154

Total operating expenses	5,217,577	3,242,301	45,550,460

Loss from operations	(4,595,860)	(2,604,879)	(37,677,887)

Other income (expenses):
Equity in loss of joint venture (restated)	(812,402)	(630,118)	(18,188,438)
Interest income (expense), net	(145,631)	45,147	711,107

Total other income (expenses) (restated)	(958,033)	(584,971)	(17,477,331)

Net loss (restated)	$(5,553,893)	$(3,189,850)	$(55,155,218)

Basic and diluted net loss per share (restated)	$(0.47)	$(0.37)

Shares used in computing basic and diluted net loss per common share	11,855,476	8,617,913

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

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Restatement of Financial Information

The balance sheet as of March 31, 2002 and December 31, 2001 have been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”).  Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12,015,000 for the periods presented.  See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

The statements of operations for the three-month periods ended March 31, 2002 and 2001 have been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders.  As the dividends are only convertible into the Company’s common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  The effect of the elimination of the dividends and the related effect on net loss per common share are as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Period From Inception to March 31, 2002
As previously reported:
Net loss	$(5,553,893)	$(3,189,850)	$(55,155,218)
Preferred dividend	(237,517)	(220,000)	(1,957,517)
Net loss applicable to common shareholders	$(5,791,410)	$(3,409,850)	$(57,112,735)
Basic and diluted net loss per common share	$(0.49)	$(0.40)

As restated for the elimination of the preferred dividend:
Net loss	$(5,553,893)	$(3,189,850)	$(55,155,218)
Basic and diluted net loss per common share, as restated	$(0.47)	$(0.37)

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

In July 2001, the EITF issued EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption the securities is outside of the issuer’s control. The application of Topic No. D-98 required that we classify our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity and resulted in a Net Capital Deficiency in Shareholders’ Equity of $10,656,601 at March 31, 2002.

7. RESEARCH ARRANGEMENTS

Elan Corporation, plc

In 2000, the Company formed a joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies of Elan and DepoMed, Inc.  This joint venture, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DepoMed and Elan have initially agreed upon an aggregate maximum funding amount of $10,000,000 and a two-year funding term that expired January 21, 2002.  In October 2002, DepoMed and Elan agreed to extend the funding term of the agreement through September 2002.

While the Company owns 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in EITF Consensus No. 96-16.  For example, Elan has 50% voting rights on management and research committees that approve all business plans, operating budgets and research plans.  Each matter brought to the respective committee must have the approval of at least one of the Elan directors.  Therefore, Elan has the ability to veto any matter that comes before the committees.  Accordingly, DepoMed does not consolidate the financial statements of DDL, but instead accounts for its investment in DDL under the equity method of accounting.

For the three months ended March 31, 2002 and 2001, and for the period from formation (January 7, 2000) to March 31, 2002, DDL recognized a net loss of approximately $1,014,000, $787,000 and $22,707,000, respectively.  The net loss from formation to March 31, 2002 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies. To date, DDL has not recognized any revenue. DepoMed’s equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan. DepoMed recognized 80.1% of DDL’s loss, or approximately $812,000, $630,000 and $18,188,000 for the three months ended March 31, 2002 and 2001, and for the period from formation to March 31, 2002, respectively.

8. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered with the Company’s March 2002 financing (See Note 9 of the Notes to Financial Statements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert to the Company’s common stock from $10.00 per share to $9.07 per share.  The funding term of the loan expired on January 21, 2002.  In October 2002, DepoMed and Elan agreed to extend the funding term through September 2002.  In the three months ended March 31, 2002, the Company borrowed approximately $857,000 under the facility.  As of June 30, 2002, a total of $5,749,000 was outstanding on the note, including $376,000 of accrued interest.

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

9. REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Private Placement

In March 2002, the Company completed a private placement of 2,300,000 shares of common stock at $3.83 per share with net proceeds of $8,195,000.  Additionally, the Company issued warrants to a placement agent to purchase 121,981 shares of common stock at $4.875 per share.  The warrants are exercisable until March 22, 2006.

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan to fund its 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A Preferred Stock is convertible into the Company’s common stock or may be exchanged for a 30.1% interest in DDL.  Because of this exchange feature, the Company has classified its Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity at December 31, 2001, in accordance with EITF Topic No. D-98.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses.  The Company is currently in discussions with Elan regarding Elan’s termination the relevant exchange right included in the Series A Preferred Stock agreement.  If the Company is successful in negotiating the termination of the exchange right, the Series A Preferred Stock will be reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A Preferred Stock into the Company’s common stock, $12,015,000 will be reclassified to permanent equity.

The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock dividend is convertible at anytime after January 2002 into the Company’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 financing, the conversion price has been adjusted to $10.66 per share.  As the preferred dividends are only convertible into DepoMed common stock, the amounts calculated as dividends are accounted for as adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion.  Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q/A that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•    results and timing of our clinical trials, including the results of the Metformin GR and Ciprofloxacin GR trials and publication of those results;

•    our ability to obtain a marketing partner for Ciprofloxacin GR product; and

•    our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” section and elsewhere in this Quarterly Report on Form 10-Q/A.  The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included with the company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.  We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

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

In this Quarterly Report on Form 10-Q/A, the “company,” “DepoMed,” “we,” “us,” and “our,” refer to DepoMed, Inc.

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

In January 2002, a broad patent covering the GR System was issued.  We subsequently filed and served a complaint against Bristol-Myers claiming that a Bristol-Myers’ metformin product, Glucophage(R) XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint.  On November 7, 2002, we entered into an agreement in principle with Bristol-Myers related to the settlement of the litigation providing for a one-time payment of $18.0 million to be made by Bristol-Myers to us.  Both parties will release all claims in the lawsuit against each other and grant to each other a limited non-exclusive royalty free license, as set forth in the agreement.  The license that Bristol-Myers will obtain from us in the agreement will extend to certain current and future products.

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

Future clinical progress of our products depends primarily on the result of each ongoing study.  There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the section entitled “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-Q/A.

In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  In January 2000, the definitive agreements were signed to form this joint venture, DepoMed Development, Ltd. (“DDL”), a Bermuda limited liability company.  DDL is initially owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and DDL’s first product candidate successfully completed Phase I clinical trials in the first quarter of 2001.  Patent applications have been filed for this product and the product rights are available to a potential marketing partner for further development.  DDL’s second product candidate successfully completed Phase I clinical trials in the first quarter of 2002 and DDL’s third product candidate had been in preclinical testing.  However, as of August 2002, the development of these products has been stopped.  We are currently discussing an agreement with Elan relating to the dissolution of DDL that would grant to us rights to the product candidates developed in the joint venture, subject to a royalty payment to Elan in the event that any of those products are commercialized.  If we fail to reach mutually agreeable terms with Elan regarding the dissolution of the joint venture, we will not have rights to develop those products.  As a result of ongoing negotiations, we are currently unable to determine the full impact or timing of a termination of our joint venture with Elan.  As of September 30, 2002, the amount payable to DDL from DepoMed was $2,425,000 and the amount receivable to DepoMed from DDL was $1,221,000.  In November 2002, all outstanding DDL payables and receivables were respectively paid and received.  Also in November 2002, we reached an agreement whereby Elan waived its right to terminate the technology license from Elan to DDL that Elan had as a result of the sale of our securities to Biovail in July 2002.  As a result of the waiver, Elan has no right to accelerate our payment obligation under the convertible promissory note we issued to them in January 2000.

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

Critical Accounting Policies

Valuation of Exchange Option of Series A Preferred Stock

We periodically monitor the redemption value of the Series A preferred stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us, upon exchange by Elan.  If and when the redemption value of the Series A Preferred Stock exceeds its then current carrying value, we will accrete the carrying value of the Series A preferred stock to the redemption value and recognize a corresponding dividend to the Series A preferred shareholder.  We will recognize subsequent increases or decreases in redemption value of the Series A preferred stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A preferred stock below the original basis of $12,015,000.  The determination of fair value of the joint venture requires us to make estimates and assumptions that relate, in part, to the potential success of the joint venture’s ongoing research and development activities.  There is inherent risk in making such assumptions and, as a result, actual fair value may differ from such estimates of fair value.

Restatement of Financial Information

The accompanying balance sheets as of March 31, 2001 and December 31, 2001 have been restated to present our Series A Preferred Stock, with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  We issued the Series A Preferred Stock in connection with the formation of DDL, our joint venture with Elan.  Shares of the Series A Preferred Stock are exchangeable for a portion of our investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12,015,000 for the periods presented.  See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

Net loss per common share for the three-month periods ended March 30, 2001 and 2000 has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders.  As the dividends are only convertible into our common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  The effect of the elimination of the dividends and the related effect on net loss per common share are as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Period From Inception to March 31, 2002
As previously reported:
Net loss	$(5,553,893)	$(3,189,850)	$(55,155,218)
Preferred dividend	(237,517)	(220,000)	(1,957,517)
Net loss applicable to common shareholders	$(5,791,410)	$(3,409,850)	$(57,112,735)
Basic and diluted net loss per common share	$(0.49)	$(0.40)

As restated for the elimination of the preferred dividend:
Net loss	$(5,553,893)	$(3,189,850)	$(55,155,218)
Basic and diluted net loss per common share, as restated	$(0.47)	$(0.37)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Revenues

Revenue for the three months ended March 31, 2002 and 2001 was $622,000 and $637,000, respectively.  In 2002, revenue from collaborative agreements decreased to $138,000 from $278,000 in 2001.  These revenues consisted of research and development work performed for two undisclosed collaborative partners.  The decrease in revenue was due to decreased work performed for the undisclosed New York Stock Exchange-listed pharmaceutical company while it evaluated the clinical status of its drug program.  Also in 2002, revenues earned for development work performed for DDL, were $484,000 compared to $359,000 for the same period of 2001.  The increase was due to increased research funding for development work conducted on the joint venture’s additional product candidates.  Development work performed for DDL is funded by the joint venture partners at the partners’ pro rata ownership percentage, up to an aggregate maximum amount of $10,000,000.  As of March 31, 2002, the amount remaining under the agreement was $2,293,000.  The funding period terminated on January 21, 2002.  However, we and Elan agreed to extend the funding period through September 2002.  We continued to perform development work for DDL through August 2002.

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

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Due to the advanced stage of development of our Metformin GR program, we are able to estimate that the costs to complete the related clinical trials and studies will not exceed $22.0 million, including costs for internal project management and support. We expect to complete the Phase III clinical trials of Metformin GR by December 2003.  Once these trials are successfully completed, we will be able to file a New Drug Application seeking approval from the FDA to market Metformin GR.

General and Administrative Expense

General and administrative expense for the first quarter of 2002 and 2001 was $630,000 and $587,000, respectively.  The increase was primarily due to expense of $74,000 related to increased patent and other legal services in regard to business development and other issues regarding the Bristol-Myers lawsuit.  Other increases included expense of $31,000 related to salary increases and the hiring of additional employees and expense of $12,000 related to increased insurance limits on directors and officers insurance.  These increases were offset by a $31,000 expense reduction in travel and entertainment.  Various other administrative expenses were reduced due to higher allocation rates of general and administrative expense to research and development expense, which are a function of the hiring of additional research and development personnel.  We expect that general and administrative expense will increase in the future, but at a lower rate than research and development expenses

Equity in Loss of Joint Venture

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

DDL recognized a loss of $1,014,000 and $787,000 for the three months ended March 31, 2002 and 2001, respectively.  The increase in research and development expense was due to increased clinical trials activity and increased development work conducted on additional product candidates.  The equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  Our 80.1% share of the DDL’s loss was $812,000 and $630,000 for the three months ended March 31, 2002 and 2001, respectively.  We were responsible, at our sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 through January 21, 2002.  Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture losses up to a maximum of $8,010,000 through January 21, 2002.  However, we and Elan agreed to extend the funding period for research and development as well as the funding period of the loan facility through September 2002.  We expect that our share of DDL’s losses will be approximately $2,500,000 during 2002.

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

Financing Activities

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

Series A Preferred Stock

In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock to Elan to fund our 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A preferred stock is convertible into DepoMed’s common stock or may be exchanged for a 30.1% interest in DDL.  In July 2001, the EITF issued EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The exchange feature of our Series A preferred stock makes the stock subject to reclassification under Topic No. D-98.  Accordingly, we classified our Series A Preferred Stock, in the amount of $12,015,000, outside of Shareholders’ Equity, which has resulted in a Net Capital Deficiency of $10,657,000 at March 31, 2002.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses, excluding the technology license.  However, as of October 2002, we are in discussions with Elan regarding Elan’s termination of the relevant exchange right included in the Series A preferred stock agreement.  If we are successful in negotiating the termination of the exchange right, the Series A preferred stock will be reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A preferred stock into our common stock, $12,015,000 will be reclassified to permanent equity.

Financial Condition

As of September 30, 2002, we had approximately $9,074,000 in cash and cash equivalents and working capital of $1,953,000.  We anticipate that our existing capital resources, along with the $18.0 million we expect to receive in connection with the settlement of our litigation against Bristol-Myers, will permit us to meet our capital and operational requirements through at least December 2003.  We base our expectations on our current operating plan, and that plan may change as a result of many factors, including the following:

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

In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption the securities is outside of the issuer’s control. The application of Topic No. D-98 required that we classify our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity and resulted in a Net Capital Deficiency in Shareholders’ Equity of $10,656,601 at March 31, 2002.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We are at an early stage of development and are expecting operating losses in the future.

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2000 and 2001 and for the three months ended March 31, 2002, we had revenues of $1.8 million, $3.7 million and $0.6 million, respectively. For the years ended December 31, 2000 and 2001 and for the three months ended March 31, 2002, we incurred losses of $21.7 million, $17.6 million and $5.6 million, respectively. As we continue to expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years. Therefore, we expect our cumulative losses to increase.

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

Most of our revenues have been derived from our relationship with Elan, which we expect to be terminated.

We have generated all of our revenues to date through collaborative arrangements with pharmaceutical and biotechnology companies.  In November 1999, we entered into an agreement to form a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd., to develop products using drug delivery technologies and expertise of both Elan and DepoMed. For the years ended December 31, 2000 and 2001 and for the six months ended June 30, 2002, 99%, 58% and 87% of our total revenues, respectively, were derived from our joint venture with Elan.  We are not currently performing any work for the joint venture and we are in discussions with Elan related to the dissolution of the joint venture.  Accordingly, we do not expect to generate any future revenue from the joint venture.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. As of October 2002, we hold five issued United States patents and twelve United States patent applications are pending. Additionally, we are preparing a series of patent applications representing our expanding technologies for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

We may need to engage in litigation in addition to our suit against Bristol-Myers to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns as has been the case in our litigation with Bristol-Myers. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties.

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

Our lead product candidate, Metformin GR, is in pivotal Phase III human clinical trials. We intend to file a New Drug Application with the FDA for Metformin GR sometime after completion of the Phase III human clinical trials, which is expected in the fourth quarter of 2003.  However, we do not expect to be able to obtain FDA approval to market Metformin GR prior to the fourth quarter of 2004.

In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infections. We are currently considering whether to initiate Phase III clinical trials for this product.

The regulatory process is expensive and time consuming. Even after investing significant time and expenditure on clinical trials, we may not obtain regulatory approval for our products. Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

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

Other companies that have oral drug delivery technologies competitive with the DepoMed Systems include Bristol-Myers, ALZA Corporation, a subsidiary of Johnson & Johnson, Elan Corporation plc, SkyePharma plc, Biovail Corporation International, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of November 11, 2002 our common stock is trading at $2.40. If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to be below $5.00 per share on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

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

Our advisors may have conflicting obligations to other entities that could result in intellectual property disputes between us and those entities.

Two groups, the Policy Advisory Board and Development Advisory Board, advise us on business and scientific issues and future opportunities. Certain members of our Policy Advisory Board and Development Advisory Board work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for and at the direction of the company, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If we desire access to inventions that are not our property, we will have to obtain licenses to such inventions from these institutions or companies. We may not be able to obtain these licenses on commercially reasonable terms, if at all.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1                           Certification of John W. Fara, Ph.D.

99.2                           Certification of John F. Hamilton

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	DEPOMED, INC.

	By	/s/ John F. Hamilton
John F. Hamilton
Vice President and Chief Financial Officer
(Authorized Officer and Principal Accounting and Financial Officer)

	By	/s/ John W. Fara
John W. Fara
President, Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Fara, Chief Executive Officer, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/Af DepoMed, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 14, 2002

	By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Hamilton, Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of DepoMed, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 14, 2002

	By:	/s/ John F. Hamilton
John F. Hamilton
Chief Financial Officer

INDEX TO EXHIBITS

99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton