Form 10-Q
period 2002-09-30
DEPOMED INC
filed 2002-11-15
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Balance Sheets at September 30, 2002 and December 31, 2001

Statements of Operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and for the period from inception (August 7, 1995) to September 30, 2002

Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001, and for the period from inception (August 7, 1995) to September 30, 2002

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)	(Restated)
		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,073,730	$5,150,088
Accounts receivable	20,197	397,277
Receivable from joint venture	1,220,527	642,793
Prepaid and other current assets	44,315	197,479
Total current assets	10,358,769	6,387,637

Property and equipment, net	1,935,875	2,065,175
Other assets	291,876	294,034
	$12,586,520	$8,746,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,717,875	$2,327,381
Accrued compensation	463,167	446,515
Other accrued liabilities	1,298,339	343,667
Payable to joint venture	2,424,536	845,845
Capital lease obligation, current portion	14,303	13,984
Long-term debt, current portion	487,139	542,251
Other current liabilities	—	137,718
Total current liabilities	8,405,359	4,657,361

Capital lease obligation, non-current portion	25,392	4,216
Long-term debt, non-current portion	466,850	783,416
Promissory note from related party, non-current portion	6,007,914	4,779,054

Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock: 25,000 shares designated, 12,015 shares issued and outstanding at September 30, 2002 and December 31, 2001	12,015,000	12,015,000

Commitments

Shareholders’ deficit:
Common stock, no par value, 100,000,000 shares authorized; 13,973,309 and 11,530,168 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	56,664,872	36,109,124
Deficit accumulated during the development stage	(70,998,867)	(49,601,325)
Total shareholders’ deficit	(14,333,995)	(13,492,201)
	$12,586,520	$8,746,846

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

Period From Inception (August 7, 1995) to September 30 2002

Three Months Ended September 30,

			Nine Months Ended September 30,

2002

2001

2002

2001

		(Restated)(1)		(Restated)(1)	(Restated)(1)

Revenue:
Collaborative agreements	$171	$529,516	$151,684	$1,200,788	$3,522,048
Collaborative agreements with affiliates	139,756	679,145	1,220,527	1,483,256	5,101,019

Total revenue	139,927	1,208,661	1,372,211	2,684,044	8,623,067

Operating expenses:
Research and development	6,251,867	4,392,032	15,788,447	11,239,508	45,916,402
General and administrative	2,166,831	576,676	4,116,928	1,814,391	14,023,702
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	8,418,698	4,968,708	19,905,375	13,053,899	60,238,258

Loss from operations	(8,278,771)	(3,760,047)	(18,533,164)	(10,369,855)	(51,615,191)

Other income (expenses):
Equity in loss of joint venture	(428,293)	(875,852)	(2,435,667)	(2,327,564)	(19,811,703)
Interest income (expense), net	(136,470)	46,680	(428,711)	(15,455)	428,027

Total other income (expenses)	(564,763)	(829,172)	(2,864,378)	(2,343,019)	(19,383,676)

Net loss	$(8,843,534)	$(4,589,219)	$(21,397,542)	$(12,712,874)	$(70,998,867)

Basic and diluted net loss per share	$(0.55)	$(0.40)	$(1.52)	$(1.30)

Shares used in computing basic and diluted net loss per share	16,224,763	11,526,835	14,033,854	9,779,351

(1)  See Note 1 of the Notes to Financial Statements

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From Inception (August 7, 1995) to September 30, 2002

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net loss	$(21,397,542)	$(12,712,874)	$(70,998,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	2,435,667	2,327,564	19,811,703
Depreciation and amortization	541,052	433,418	2,145,768
Accrued interest expense on notes	371,884	151,456	649,365
Amortization of deferred compensation	—	24,745	947,250
Value of stock options issued for services	17,410	37,902	227,197
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	377,080	(579,014)	(20,197)
Accounts receivable from joint venture	(577,734)	(246,832)	(1,220,527)
Other current assets	153,164	40,285	(44,315)
Other assets	2,158	(277)	(292,034)
Accounts payable and other accrued liabilities	2,345,166	566,512	5,016,214
Accrued compensation	16,652	94,347	395,691
Other current liabilities	(137,718)	(103,928)	—
Net cash used in operating activities	(15,852,761)	(9,966,696)	(43,084,598)

Investing Activities
Investment in joint venture	(856,976)	(2,136,040)	(17,387,167)
Expenditures for property and equipment	(372,881)	(1,186,372)	(3,727,197)
Purchases of marketable securities	—	(4,438,627)	(15,217,066)
Maturities of marketable securities	—	4,025,126	15,214,109
Net cash used in investing activities	(1,229,857)	(3,735,913)	(21,117,321)

Financing Activities
Payments on capital lease obligations	(17,376)	(29,106)	(311,694)
Proceeds on equipment loan	—	1,155,370	1,947,006
Payments on equipment loan	(371,678)	(161,307)	(880,617)
Proceeds from issuance of promissory notes to related parties	856,976	2,136,040	6,422,167
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	20,538,338	11,330,528	55,378,025
Net cash provided by financing activities	21,006,260	14,431,525	73,275,649

Net increase in cash and cash equivalents	3,923,642	728,916	9,073,730
Cash and cash equivalents at beginning of period	5,150,088	3,878,354	—
Cash and cash equivalents at end of period	$9,073,730	$4,607,270	$9,073,730

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year ending December 31, 2002 or future operating periods.

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

As of September 30, 2002, the Company had approximately $9,074,000 in cash and working capital of $1,953,000.  The Company had accumulated net losses of $70,999,000 as of September 30, 2002.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  As more fully discussed in the Management’s Discussion and Analysis, the Company expects its existing capital resources, along with the $18.0 million it expects to receive in connection with the settlement of its litigation against Bristol-Myers Squibb, will permit it to meet its capital and operational requirements through at least December 2003.

Restatement of Financial Information

The accompanying balance sheet as of December 31, 2001 has been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, DepoMed Development, Ltd. (“DDL”), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”).  Shares of the Series A Preferred Stock are exchangeable for a portion of the Company’s investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12,015,000 for the periods presented.  See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

Net loss per common share for the three- and nine-month periods ended September 30, 2001 has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders.  As the dividends are only convertible into DepoMed’s common shares, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.  The effect of the elimination of the dividends and the related effect on net loss per common share are as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Period From Inception to September 30, 2001
As previously reported:
Net loss	$(4,589,219)	$(12,712,874)	$(44,714,160)
Preferred dividend	(233,000)	(677,000)	(1,484,000)
Net loss applicable to common shareholders	$(4,822,219)	$(13,389,874)	$(46,198,160)
Basic and diluted net loss per common share	$(0.42)	$(1.37)

As restated:
Net loss	$(4,589,219)	$(12,712,874)	$(44,714,160)
Basic and diluted net loss per share	$(0.40)	$(1.30)

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue related to collaborative research agreements with corporate partners and the Company’s joint venture is recognized as the expenses are incurred for each contract.  The Company is required to perform research activities as specified in each respective agreement based on commercially reasonable efforts, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement.

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

4. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.

5. COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2002 is equivalent to net loss.  For the three and nine months ended September 30, 2001, total comprehensive loss approximates net loss and includes unrealized gains and losses on marketable securities.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (FASB) issued Financial Reporting Standard No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 supersedes Financial Reporting Standard No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 had no impact on the Company’s financial position and results of operations.

In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The application of Topic No. D-98 required that the Company classify its Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity.  The effect of this reclassification is to reduce total shareholders’ equity by $12.0 million.

In June 2002, the FASB issued Financial Accounting Standard No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity.  FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 is not expected to have a significant impact on the Company’s financial position and results of operations.

7. RESEARCH ARRANGEMENTS

Elan Corporation, plc

In 1999, the Company entered into an agreement to form a joint venture, DDL, with Elan to develop products using drug delivery technologies of Elan and DepoMed, Inc.  In January 2000, the definitive agreements were signed to form DDL, a Bermuda limited liability company, which is initially owned 80.1% by DepoMed and 19.9% by Elan.  DDL funds its research through capital contributions from its partners based on the partners’ ownership percentage.  DepoMed is responsible, at its sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 and Elan is responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through January 21, 2002.  On a quarterly basis, the Elan and DepoMed directors of DDL review and mutually agree on the next quarter’s funding of DDL’s cash needs.  DDL does not have any fixed assets or employees and its primary focus is to conduct research and development for potential products using the intellectual property of Elan and DepoMed.  In October 2002, DepoMed and Elan finalized an agreement extending the funding term through September 30, 2002.  Work performed in the first three quarters of 2002 totaled $1,221,000, and $1,221,000 was receivable from DDL at September 30, 2002.

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

For the three and nine months ended September 30, 2002 and for the period from inception (January 7, 2000) to September 30, 2002, DDL recognized a net loss of approximately $535,000, $3,041,000 and $24,734,000, respectively.  For the three and nine months ended September 30, 2001, DDL recognized a net loss of approximately $1,093,000 and $2,906,000, respectively.  The net loss from formation to September 30, 2002 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  To date, DDL has not recognized any revenue.  DepoMed's equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  DepoMed recognized 80.1% of DDL’s loss, or approximately $428,000, $2,436,000 and $19,812,000 for the three and nine months ended September 30, 2002, and for the period from inception to September 30, 2002, respectively.

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated (“Biovail”) an exclusive license in the United States and Canada to manufacture and market Metformin GR.  Under the terms of the agreement, the Company is responsible for completing the clinical development program in support of Metformin GR.  The agreement provides for a $25.0 million milestone payment to the Company upon approval by the U.S. Food and Drug Administration and further provides for royalties on net sales of Metformin GR.  Biovail has an option to reduce certain of the royalties for a one-time payment to the Company of $35.0 million.  The Company has an option to have Biovail assume Metformin GR research and development expenses in return for a reduction in royalties and the one-time $35.0 million optional payment to be paid by Biovail.

The transaction was subject to review by U.S. antitrust regulatory authorities, and the review period expired on July 8, 2002 without objection by the regulatory authorities.

In July 2002, Biovail purchased approximately 2.5 million shares and received two options to purchase additional shares of the Company’s common shares in an amount sufficient for Biovail to hold 20% of the Company’s common stock.  See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity.

8. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 financing (See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $9.07 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature triggered.  The funding term of the loan expired on January 21, 2002; however, in October 2002, DepoMed and Elan agreed to extend the funding term through September 30, 2002.  In the three months ended September 30, 2002, the Company did not draw on the facility.  In the nine months ended September 30, 2002, the Company borrowed approximately $857,000 under the facility.  As of September 30, 2002, a total of $6,008,000 was outstanding on the note, including $636,000 of accrued interest, and was convertible into 662,394 shares of the Company’s common stock.

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

9. REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Private Placements

In March 2002, the Company completed a private placement of 2,300,000 shares of common stock at $3.83 per share with net proceeds of $8,086,000.  Additionally, the Company issued warrants to a placement agent to purchase 121,981 shares of common stock at $4.875 per share.  The warrants are exercisable until March 2006.  The value of the warrants has been accounted for as offering costs with offsetting entries in shareholders’ equity.

In July 2002, Biovail purchased 2,465,878 shares of the Company’s common stock at $5.00 per share.  Additionally, Biovail received a one-year option to purchase up to 821,959 shares of the Company’s common stock at $5.125 per share, subject to a call provision if the common stock price exceeds $6.50 for 20 out of 30 consecutive trading days anytime after November 6, 2002.  Biovail also received a three-year option to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly.

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

10. SUBSEQUENT EVENTS

Research Arrangement

In October 2002, the Company signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics’ antibiotic compound, rifalazil.  Under the agreement, ActivBiotics will fund the Company’s research and development expenses related to the feasibility studies.

Patent Litigation Settlement

                In November 2002, the Company entered into an agreement in principle with Bristol-Myers Squibb Company ("Bristol-Myers") related to the settlement of litigation with Bristol-Myers.  The agreement provides for a one-time payment of $18.0 million to be made by Bristol-Myers to the Company.  As set forth in the agreement, the Company and Bristol-Myers will release all claims in the lawsuit against each other and grant to each other a limited non-exclusive royalty free license.  The license that Bristol-Myers will obtain from the Company will extend to certain current and future products.

Elan Agreement

                As a result of the sale of securities to Biovail in July 2002, Elan had the right to terminate the technology agreement between Elan and DDL, which in turn would result in Elan's ability to accelerate the payment of the promissory note due from the Company to Elan.  In November 2002, the Company and Elan entered into an agreement whereby Elan waived its right to terminate the technology license from Elan to DDL.  As a result of the waiver, Elan has no right to accelerate the Company's payment obligation under the convertible promissory note issued to Elan in January 2000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•             results and timing of our clinical trials, including the results of the Metformin GR and Ciprofloxacin GR trials and publication of those results;

•             our ability to obtain a marketing partner for Ciprofloxacin GR product; and

•             our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” section and elsewhere in this Quarterly Report on Form 10-Q.  The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included with the company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.  We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

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

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.  To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.  We intend to continue investing in the further development of our drug delivery technologies and the DepoMed Systems.  We will need to make additional capital investments in laboratories and related facilities.  As additional personnel have been hired in 2002 and our potential products have proceeded through the development process, expenses have increased from their 2001 levels and can be expected to continue to increase from their 2002 levels.

DepoMed has generated a cumulative net loss of approximately $70,999,000 for the period from inception through September 30, 2002.  Of this loss, $19,812,000 is attributable to our share of the equity in the net loss of DDL.

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

Restatement of Financial Information

The accompanying balance sheet as of December 31, 2001 has been restated to present our Series A Series A Preferred Stock, with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98).  We issued the Series A

Preferred Stock in connection with the formation of DDL, our joint venture with Elan.  Shares of the Series A Preferred Stock are exchangeable for a portion of our investment in DDL.  The effect of this restatement is to reduce total shareholders’ equity by $12,015,000 for the periods presented.  See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

Net loss per common share for the three- and nine-month periods ended September 30, 2001 has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders.  As the dividends are only convertible into our common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  This restatement does not affect net loss for any periods previously reported.  The effect of the restatement to eliminate the dividends is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Period From Inception to September 30, 2001
As previously reported:
Net loss	$(4,589,219)	$(12,712,874)	$(44,714,160)
Preferred dividend	(233,000)	(677,000)	(1,484,000)
Net loss applicable to common shareholders	$(4,822,219)	$(13,389,874)	$(46,198,160)
Basic and diluted net loss per common share	$(0.42)	$(1.37)

As restated:
Net loss	$(4,589,219)	$(12,712,874)	$(44,714,160)
Basic and diluted net loss per share	$(0.40)	$(1.30)

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Revenue for the three months ended September 30, 2002 and 2001 was $140,000 and $1,209,000, respectively.  In the three-month periods ended September 30, 2002 and 2001, revenue from collaborative agreements decreased to $200 in 2002 from $530,000 in 2001 and revenue from our joint venture also decreased to $140,000 from $679,000 in 2001.  Revenue for the nine months ended September 30, was $1,372,000 in 2002, compared to $2,684,000 in the same period of 2001.  In the nine-month periods ended September 30, 2002 and 2001, revenue from collaborative agreements decreased to $152,000 in 2002 from $1,201,000 in 2001.  The decrease in revenue from year to year was due to decreased work performed for an undisclosed collaborative partner while it evaluated the clinical status of the drug program.  We currently do not expect to receive any future revenues to fund the development program from the undisclosed collaborative partner.  As of August 2002, research and development services for our joint venture have been discontinued, and we are currently in discussions with Elan regarding the dissolution of the joint venture.  This accounts for the decrease in revenue from our joint venture from year to year.  Development work performed for DDL has been funded by the joint venture partners at the partners’ pro rata ownership percentage.  While the original funding period terminated on January 21, 2002, we and Elan agreed to extend the funding period through September 2002.

Research and Development Expense

Research and development expense increased to $6,252,000 and $15,788,000 for the three and nine months ended September 30, 2002, from $4,392,000 and $11,240,000 in the same periods of 2001.  The increase from the third quarter of 2001 to 2002 was primarily due to expense of $1,385,000 for clinical trials with DepoMed’s proprietary products, including two Phase III trials with Metformin GR which began in the third quarter of 2001 and

2002, respectively, as well as a Phase II trial with Ciprofloxacin GR which began in fourth quarter of 2001.  Other increases included $329,000 related to increased salaries and the hiring of additional employees and $83,000 in consulting services, including services to bring our laboratory up to GMP specifications.  The increase in the nine-month periods ended September 30, 2002 relative to the comparable period in 2001 was due primarily to clinical trial expense of $2,894,000, expense related to employees of $997,000 and $303,000 related to consulting services as described above.

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

General and Administrative Expense

General and administrative expense for the third quarter of 2002 and 2001 was $2,167,000 and $577,000, respectively.  General and administrative expense for the nine months ended September 30, 2002 was $4,117,000 compared to $1,814,000 in the same period of 2001.  In the three-month periods ended September 30, 2002 and 2001, the increase was primarily due to legal expense of $1,546,000 related to the Bristol-Myers lawsuit.  In the nine-month periods ended September 30, 2002 and 2001, the increase was primarily due to legal expense of $2,156,000 related to the Bristol-Myers lawsuit.  We expect that general and administrative expense will increase in the future, but at a lower rate than research and development expenses.

Equity in Loss of Joint Venture

DDL was formed in the first quarter of 2000.  While we own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16.  For example, Elan has 50% of voting rights on management and research committees that approve all business plans, operating budgets and research plans.  Each matter brought to the respective committee must have the approval of at least one of the Elan directors.  Therefore, Elan has the ability to veto any matter that comes before the committees.  Accordingly, we do not consolidate the financials statements of DDL, but instead account for our investment in DDL under the equity method of accounting.

DDL recognized a net loss of $535,000 and $1,093,000 for the three months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002 and 2001, DDL’s net loss was $3,041,000 and $2,906,000, respectively.  As of August 2002, DDL has discontinued subcontracting research and development services to DepoMed, Elan and others.  This accounts for the decrease in DDL’s net loss from year to year. We are currently in discussions with Elan relating to the dissolution of DDL.  Our equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  Our share of the DDL’s loss was $428,000 and $876,000 for the three months ended September 30, 2002 and 2001, respectively.  For the nine-month periods ended September 30, 2002 and 2001, our share of DDL’s loss was $2,436,000 and $2,328,000, respectively.  We were responsible, at our sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 and Elan was responsible for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000, through January 21, 2002.  Upon formation of the joint venture, Elan made available to us a convertible loan facility to assist us in funding our portion of DDL’s losses up to a maximum of $8,010,000 through January 21, 2002.  In October 2002, Elan and DepoMed agreed to extend the funding period for research and development as well as the funding period of the loan facility through September 2002.

Interest Expense

Net interest expense was approximately $136,000 and $429,000 for the three and nine months ended September 30, 2002, compared to net interest income of $47,000 and net interest expense of $15,000 in the three and nine months ended September 30, 2001.  The increase in net interest expense was primarily due to interest expense of $131,000 and $372,000 accrued on the Elan convertible loan facility for the three and nine months ended September 30, 2002, respectively, compared to $66,000 and $151,000, respectively, for the same periods of 2001.  Interest on the Elan loan facility increased due to additional amounts borrowed under the facility.  In 2001, net interest income also included immaterial gains realized on the sale and maturity of marketable securities.

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL.  The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock.  The Series A Preferred Stock dividend is convertible at anytime after January 2002 into DepoMed’s common stock.  The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share.  As the preferred stock dividends are only convertible into DepoMed common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2002 was approximately $15,853,000, compared to approximately $9,967,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the cash used in operations was due primarily to the net loss offset by our equity in the loss of the joint venture and increases in accounts payable due to increased clinical trial activity and legal fees.  In 2001, the cash used in operations was due to the net loss offset by our equity in the loss of the joint venture.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2002 totaled approximately $1,230,000 and consisted of a $857,000 investment in our joint venture and $373,000 in purchases of lab equipment, leasehold improvements and office equipment.  Net cash provided by investing activities in the nine months ended September 30, 2001 totaled approximately $3,736,000 and consisted of $2,136,000 investment in DDL and $1,186,000 in purchases of lab equipment, leasehold improvements and office equipment, as well as a net decrease in marketable securities of approximately $414,000.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2002 was approximately $21,006,000, compared to $14,432,000 for the same period of 2001.  In 2002, the amount consisted primarily of net proceeds of approximately $8,086,000 from a private placement completed in March 2002 for 2,300,000 shares of common stock and warrants to purchase 121,981 shares of common stock and net proceeds of approximately $12,265,000 received from a private placement completed in July 2002 for 2,465,878 shares of common stock  (See

Note 9 of Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements).  Other financing included $857,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $188,000 of proceeds from the exercise of warrants and stock options.  Cash provided by financing was offset by $389,000 of payments on equipment loans and capital lease obligations.  In 2001, the amount provided by financing activities consisted of approximately $11,331,000 from a private placement completed in June 2001 for 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock.  Other financing included $2,136,000 from the credit facility provided by Elan and $1,155,000 of proceeds from the equipment financing credit facility we signed in March 2001.  Cash provided by financing was offset by $190,000 of payments on equipment loans and on capital lease obligations.

Series A Preferred Stock

In January 2000, we issued 12,015 shares of Series A convertible exchangeable preferred stock to Elan to fund our 80.1% share of the initial capitalization of DDL.  At Elan’s option, the Series A Preferred Stock is convertible into DepoMed’s common stock or may be exchanged for a 30.1% interest in DDL.  In July 2001, the EITF issued EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The exchange feature of our Series A Preferred Stock makes the stock subject to reclassification under Topic No. D-98.  Accordingly, we classified our Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity which has resulted in a $12,015,000 increase to our Net Capital Deficiency for the periods presented.  If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL’s historical losses.  However, we are currently in discussions with Elan regarding Elan’s termination of the relevant exchange right included in the Series A Preferred Stock agreement.  If we are successful in negotiating the termination of the exchange right, the Series A Preferred Stock will be reclassified to permanent equity.  Similarly, if Elan elects to convert the Series A Preferred Stock into our common stock, $12,015,000 will be reclassified to permanent equity.

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

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued Financial Reporting Standard No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 supersedes Financial Reporting Standard No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  The adoption of FAS 144 on January 1, 2002 had no impact on our financial position and results of operations.

In July 2001, the EITF issued Topic No. D-98, Classification and Measurement of Redeemable Securities.  Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer’s control.  The application of Topic No. D-98 required that we classify our Series A convertible exchangeable preferred stock, in the amount of $12,015,000, outside of permanent equity.  The effect of this reclassification is to reduce total shareholders’ equity by $12,015,000 (See Note 9 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock).

In June 2002, the FASB issued Financial Accounting Standard No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity.  FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We are at an early stage of development and are expecting operating losses in the future.

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2000 and 2001 and for the nine months ended September 30, 2002, we had revenues of $1.8 million, $3.7 million and $1.4 million, respectively. For the years ended December 31, 2000 and 2001 and for the nine months ended September 30, 2002, we incurred losses of $9.7 million, $17.6 million and $21.4 million, respectively. As we continue to expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years. Therefore, we expect our cumulative losses to increase.

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

We have generated all of our revenues to date through collaborative arrangements with pharmaceutical and biotechnology companies.  In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd., to develop products using drug delivery technologies and expertise of both Elan and DepoMed. For the years ended December 31, 2000 and 2001 and for the nine months ended September 30, 2002, 99%, 58% and 89% of our total revenues, respectively, were derived from our joint venture with Elan.  In August 2002, work on the joint venture’s research and development programs ceased.  We are not currently performing any work for the joint venture and we are in discussions with Elan related to the dissolution of the joint venture.  Accordingly, we do not expect to generate any future revenue from the joint venture.

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

•                  the timing and terms of the dissolution of our joint venture with Elan;

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

Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of spare pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway, but:

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

A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of November 11, 2002 our common stock was trading at $2.40.  If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to be $5.00 per share, or below, on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

99.1                           Certification of John W. Fara

99.2                           Certification of John F. Hamilton

(b)           Reports on Form 8-K

On July 10, 2002, we filed a Form 8-K with respect to a License and Development Agreement and a Stock Purchase Agreement with Biovail Laboratories, Inc.

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

1.               I have reviewed this quarterly report on Form 10-Q of DepoMed, Inc.;

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Hamilton, Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of DepoMed, Inc.;

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By:	/s/ John F. Hamilton
John F. Hamilton
Chief Financial Officer

INDEX TO EXHIBITS

99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton