Form 10-K/A
period 2001-12-31
DEPOMED INC
filed 2002-11-20
CIK 1005201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

DEPOMED, INC.

2001 FORM 10-K/A REPORT

TABLE OF CONTENTS

Explanatory Note

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety:

PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

i

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

(b)                               Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 20th day of November, 2002.

DEPOMED, INC.

By	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ John W. Fara, Ph.D.	Chairman, President and	November 20, 2002
John W. Fara, Ph.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ John F. Hamilton	Vice President,	November 20, 2002
John F. Hamilton	Finance and Chief
Financial Officer
(Principal Financial Officer)

/s/ John N. Shell*	Vice President,	November 20, 2002
John N. Shell	Operations and Director

/s/ G. Steven Burrill*	Director	November 20, 2002
G. Steven Burrill

/s/ John W. Shell, Ph.D.*	Director	November 20, 2002
John W. Shell, Ph.D.

/s/ Julian N. Stern*	Director and Secretary	November 20, 2002
Julian N. Stern

/s/ W. Leigh Thompson, M.D., Ph.D.*	Director	November 20, 2002
W. Leigh Thompson, M. D., Ph.D.

/s/ John W. Fara, Ph.D.		November 20, 2002
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

November 20, 2002

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

November 20, 2002

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