Form 10-K
period 2002-12-31
DEPOMED INC
filed 2003-03-31
CIK 1005201

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: to

Commission File Number: 000-23267

DEPOMED, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3229046 (I.R.S. Employer Identification No.)
1360 O'Brien Drive, Menlo Park, California (Address of principal executive offices)	94025 (Zip Code)
Registrant's telephone number, including area code: (650) 462-5900
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $37,699,000.

        The number of outstanding shares of the registrant's Common Stock on March 14, 2003 was 16,460,566.

Documents Incorporated by Reference

(1)    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2003 and to be used in connection with the Annual Meeting of Shareholders expected to be held May 29, 2003 are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2002 FORM 10-K REPORT

TABLE OF CONTENTS

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

PART I

Item 1. Business

Company Overview

        We are a development stage company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our primary oral drug delivery system is the patented Gastric Retention System (the "GR System"). The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. At present, several products containing different drug compounds incorporated in the GR System are in clinical trial development. In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes six issued patents and fourteen patent applications pending in the United States.

        In this Annual Report on Form 10-K, the "company," "DepoMed," "we," "us," and "our," refer to DepoMed, Inc.

        We develop proprietary products utilizing our technology internally, as well as in collaboration with pharmaceutical and biotechnology companies. Regarding our collaborative programs, we apply our technology to the partner's compound and from these collaborations we expect to receive research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials. With the Phase II clinical trial results, we generally seek a collaborative partner for marketing and sales, as well as to complete the funding of the clinical trials. We also expect to receive milestone payments, license fees and royalties from these later stage collaborations.

        We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR™, which is currently in pivotal Phase III human clinical trials. Our first Phase III clinical trial was completed in December 2002. The trial compared Metformin GR with the immediate release metformin product currently marketed as Glucophage® by Bristol-Myers Squibb Company ("Bristol-Myers"). Metformin GR produced successful results in the trial with clinically meaningful and statistically significant reductions in hemoglobin A1C and other measures of glycemic control when compared to immediate release metformin.

        In May 2002, we entered into an agreement with Biovail Laboratories Incorporated ("Biovail") granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. Under the agreement, we are responsible for completing the clinical development program in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million. If we do not continue to fund development costs of Metformin GR, Biovail has the right to assume those expenses. In that event, the future payments to us under the agreement would be materially reduced.

        In July 2002, we sold 2,465,878 shares of our common stock to Biovail at $5.00 per share, for net proceeds of approximately $12,263,000. Additionally, Biovail received an option to purchase up to 821,959 shares of our common stock at $5.125 per share, subject to a call provision which is triggered if the common stock price exceeds $6.50 for 20 out of 30 consecutive trading days anytime after November 6, 2002. Biovail also received a three-year option to purchase additional shares of our common stock in an amount sufficient for Biovail to hold 20% of our common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly.

        In January 2002, a broad patent covering the GR System was issued. We subsequently filed and served a complaint against Bristol-Myers claiming that a Bristol-Myers metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint. In November 2002, we signed a definitive settlement agreement and release with Bristol-Myers related to the litigation. Under the terms of the agreement, Bristol-Myers made a one-time payment of $18.0 million to us. We and Bristol-Myers released all claims in the lawsuit against each other and granted each other a limited non-exclusive royalty free license. The license that Bristol-Myers obtained from us extends to certain current and future compounds that Bristol-Myers may develop internally.

        In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR™, for urinary tract infections. Our formulation was compared with an immediate release ciprofloxacin HCl product that is taken twice per day and currently marketed by Bayer Corporation as Cipro®. Both treatments were comparably effective in eradication of causative organisms and resolution of clinical signs and symptoms. In addition, patients treated with Ciprofloxacin GR reported fewer gastrointestinal adverse effects compared to the patients treated with Cipro. These results were consistent with those in our Phase I trial completed in 2001. We are currently in discussions with potential marketing partners for this product. We expect to initiate Phase III clinical trials in the second quarter of 2003 if we are successful in entering into a development and licensing agreement related to Ciprofloxacin GR with a marketing partner or in raising adequate financing.

        In September 2002, we completed a Phase I human clinical trial of Furosemide GR™. Furosemide is a widely prescribed diuretic currently marketed as an immediate release formulation and sold by Aventis as Lasix® and also sold as a generic by a number of other pharmaceutical companies. The Phase I study compared DepoMed's Furosemide GR extended release formulation with Aventis' Lasix. With the GR tablet, the period of diuresis was extended with less urgency, and the total urinary volumes and the total amounts of sodium excreted were nearly identical to the immediate release product. We are currently evaluating the design and timeline for Phase II clinical trials of Furosemide GR. We do not anticipate commencing Phase II clinical trials for Furosemide GR until we have adequate funding.

        In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies to develop a controlled-release oral tablet to deliver ActivBiotics' broad-spectrum antibiotic, Rifalazil™, to the stomach and upper gastrointestinal tract. The target indication of the drug is the eradication of H. pylori, the causative agent of most cases of ulcers.

        In addition to the programs described above, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems. For example, we have completed preclinical studies of a combination product comprising our Metformin GR once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes. Under our agreement with Biovail, Biovail has an exclusive option to license this product from us. We will begin Phase I clinical trials for this product if we enter into a development and licensing agreement for the product with Biovail or another third party.

        In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both Elan and DepoMed. This joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company, is owned 80.1% by DepoMed and 19.9% by Elan. DepoMed began subcontract development work for DDL in January 2000 and DDL's first product candidate successfully completed Phase I clinical trials in first quarter of 2001. DDL's second product candidate, Gabapentin GR™, successfully completed Phase I clinical trials in the first quarter of 2002 and DDL's third product candidate had been in preclinical testing. Patent applications have been filed for these products and the product rights are available to potential marketing partners for further development. However, as a result of a major change in Elan's business strategy, the development and funding of these products was stopped as of August 2002. We have had discussions with Elan relating to the dissolution of DDL. We cannot be certain of when we are likely to reach agreement on the terms of the dissolution or what those terms might be.

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

The Drug Delivery Industry

        Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing drugs developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, improved patient compliance, ease of use and an improved side effect profile. We believe that drug delivery technologies can provide pharmaceutical companies with a means of developing new and/or improved products as well as extending existing patent franchises.

        The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the pace of invention of new drug delivery systems and the development and maturation of the drug delivery industry. Today medication can be delivered to a patient through many different delivery systems, including transdermal, injection, implant and oral methods. However, these delivery methods continue to have certain limitations. Transdermal patches are often inconvenient to apply, can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. In most cases both injections and implants must be administered in a hospital or physician's office and, accordingly, are frequently not suitable for home use. Oral administration remains the preferred method of administering medication. However, conventional oral drug administration also has limitations. Because capsules and tablets have limited effectiveness in providing controlled drug delivery, they frequently result in drug release that is initially too rapid, causing incomplete absorption of the drug, irritation to the gastrointestinal tract and other side effects. In addition, they lack the ability to provide localized therapy. We believe that the need for frequent dosing of many drugs administered by capsules and tablets also can impede patient compliance with the prescribed regimen.

The Gastric Retention System

        The GR System is based on our proprietary oral drug delivery technologies and is designed to include formulations of drug-containing polymeric tablets that allow multi-hour delivery of an incorporated drug. Although our formulations are proprietary, the polymers utilized in the GR System are commonly used in the food and drug industries and are included in the list of inert substances approved by the FDA for use in oral pharmaceuticals. By using different formulations of the polymers, we believe that the GR System is able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility. If taken with a meal, these polymeric tablets remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System's design is based in part on principles of human gastric emptying and gastrointestinal transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger nondigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed in the stomach and/or upper small intestine. The drug-containing polymeric tablets of the GR System are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets attain a size after ingestion sufficient to be retained in the stomach for multiple hours during the digestive process while delivering the drug content at a controlled rate. After drug delivery is complete, the polymeric tablet dissolves and becomes a watery gel, which is eliminated through the intestine.

        The GR System is designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. We believe that the GR System can provide one or more of the following advantages over conventional methods of drug administration:

  •
  Enhanced Safety and Efficacy through Controlled Delivery.    We believe that the GR System may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period of time and then the concentration drops below effective levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

  •
  Greater Patient and Caregiver Convenience.    We believe that the GR System may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance to dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

  •
  Expansion of Types of Drugs Capable of Oral Delivery.    Some drugs, including certain proteins, peptides and oligonucleotides (antisense molecules), because of their large molecular size and susceptibility to degradation in the gastrointestinal tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe that the GR System may be able to make the oral delivery of some of these drugs therapeutically effective.

  •
  Proprietary Reformulation of Generic Products.    We believe that the GR System may offer the potential to produce improved formulations of off-patent drugs. These newly-proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

  •
  More Efficient Gastrointestinal Drug Absorption.    We believe that the GR System can be used for improved oral administration of drugs that are inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the GR System is designed to be retained in the stomach, allowing for constant multi-hour flow of drugs to these regions of the gastrointestinal tract. Accordingly, for such drugs, we believe that the GR System offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the GR System dissolves at the end of its useful life and is passed through the gastrointestinal tract and eliminated.

  •
  Gastric Delivery for Local Therapy and Absorption.    We believe that the GR System can be used to deliver drugs which can efficiently eradicate gastrointestinal-dwelling microorganisms, such as H. pylori, the bacterium which is a cause of ulcers.

        We are developing metformin, ciprofloxacin and furosemide products which utilize the GR System. We believe that the GR System will provide for the more efficient delivery and absorption of these drugs by retaining them in the stomach and upper small intestine for an extended period of time. The metformin product has been licensed to Biovail and we are currently seeking marketing partners to commercialize ciprofloxacin and furosemide.

        Rational Drug Combinations.    We believe that the GR System may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By appropriately incorporating different drugs into a GR System we believe that we can provide for the release of each incorporated drug continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs. We believe that future rational drug combination products using the GR System have the potential to simplify drug administration, increase patient compliance, and reduce medical costs. Our Metformin GR/sulfonylurea product, currently in development, is an example of such a combination.

        Potential for Oral Delivery of Peptides, Proteins and Antisense Molecules.    Based on laboratory studies, we believe that the GR System can protect drugs from enzymes and acidity effects prior to their delivery in the stomach. This feature coupled with gastric retention could allow for continuous delivery of peptides and proteins (i.e., labile drugs) into the upper portion of the small intestine, the most likely site of possible absorption for many such drugs. We believe that this mechanism will allow effective oral delivery of some drugs that currently require administration by injection. In addition, we believe that the GR System can be formulated to provide for continuous, controlled delivery of insoluble or particulate matter, including protein, antigen-laden vesicles or oligonucleotides (antisense molecules) such as liposomes, and microspheres or nanoparticles. We are collaborating with AVI BioPharma, Inc. on a project to develop the GR System for the delivery of large molecules.

Product Development Initiatives

        In addition to the products listed in the table below, we enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to complete development of the product. The following table summarizes our principal product development initiatives as of March 2003:

PROGRAM	PARTNER	POTENTIAL INDICATIONS	DEVELOPMENT STATUS (1)
Metformin GR™	Biovail	Type II diabetes	1st Phase III clinical trial completed, 2nd Phase III clinical trial underway
Ciprofloxacin GR™	In-house	Various bacterial infections	Phase II clinical trial completed
Furosemide GR™	In-house	Cardiovascular/ antihypertensive diuretic	Phase I clinical trial completed
Metformin GR and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed
Rifalazil™	ActivBiotics, Inc.	Antibiotic	Preclinical studies underway
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential (2)	Preclinical studies underway
Gabapentin GR™	Elan Corporation, plc	Seizures and epilepsy	Phase I clinical trial completed

(1)
See the section below entitled "Government Regulation" for additional information regarding the phases of drug development.

(2)
The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc. See "Collaborative Relationships."

Collaborative Relationships

        ActivBiotics, Inc.    In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics' antibiotic compound, Rifalazil. The indication for the product under development is the treatment of H. pylori, the causative agent for most cases of ulcers. Under the agreement, ActivBiotics will fund our research and development expenses related to the feasibility studies with Rifalazil. For the year ended December 31, 2002, revenues received for work performed for ActivBiotics were $230,000, or 14% of our total revenues.

        Biovail Laboratories, Inc.    In May 2002, we entered into an agreement granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. Under the terms of the agreement, we are responsible for completing the clinical development program in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and further provides for royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million. If we do not continue to fund development costs of Metformin GR, Biovail has the right to assume those expenses. In that event, our future payments from Biovail under the agreement will be materially reduced.

        AVI BioPharma, Inc.    In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE antisense agents. The purpose of the collaboration is to study the feasibility of oral drug formulations based on DepoMed's GR controlled release system that will deliver an antisense agent into the upper gastrointestinal tract. We have developed candidate dosage forms incorporating one of AVI's antisense agents and preclinical testing is underway. The indication for this product has not been disclosed. No revenues have been received under this agreement in 2000, 2001 and 2002.

        Elan Corporation, plc.    In January 2000, we formed a joint venture with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. Development work performed for DDL is funded by the joint venture partners at the partners' pro rata ownership percentage. DepoMed and Elan initially agreed upon an aggregate maximum funding amount of $10,000,000 that expired September 30, 2002. DDL is no longer subcontracting research and development services to DepoMed, Elan or others. We are currently seeking a marketing partner for a potential product developed for DDL, Gabapentin GR. DDL has the ability to license its products to any third party, with Elan having a limited right of first negotiation to obtain a license on "arm's length" terms. For the years ended December 31, 2002 and 2001, revenues received for work performed for DDL were $1,221,000 and $2,126,000, respectively. Revenues earned from DDL were 73% and 58% of our total revenues in the respective periods.

Competition

        Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers, ALZA Corporation (a subsidiary of Johnson & Johnson), Elan Corporation plc, SkyePharma plc, Biovail Corporation International, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours and, in some cases, with different sites of delivery to the gastrointestinal tract.

        Bristol-Myers is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Metformin GR will compete. The limited license that Bristol-Myers obtained from us under our November 2002 settlement agreement extends to certain current and internally developed future products, which may increase the likelihood that we will face competition from Bristol-Myers in the future on products in addition to Metformin GR. Additionally, other companies have sustained release formulations of metformin and ciprofloxacin currently in clinical trials. Flamel Technologies and Andrx Corporation both have metformin products in trials and Bayer Corporation recently began marketing a once-daily ciprofloxacin product for the treatment of uncomplicated urinary tract infection. There may be other companies developing competing products of which we are unaware.

        Competition in pharmaceutical products and drug delivery systems is intense. We expect competition to increase. Competing technologies or products developed in the future may prove superior to the GR System or products using the GR System, either generally or in particular market segments. These developments could make the GR System or products using them noncompetitive or obsolete.

        All of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

Patents and Proprietary Rights

        Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United

States and foreign jurisdictions. We currently hold six issued United States patents and fourteen United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

        Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others' patents. We are not aware of any claim of patent infringement against us. However, if claims concerning patents and proprietary technologies arise and are determined adversely to us, we may consequently be subjected to substantial damages for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

        We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns, as was the case in our recently concluded litigation with Bristol-Myers, described below under "Legal Proceedings". We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties.

Manufacturing, Marketing and Sales

        We do not have and we do not intend to establish in the foreseeable future internal commercial scale manufacturing, marketing or sales capabilities. Rather, we intend to use the facilities of third parties to manufacture commercial quantities of our products. Our dependence on third parties for the manufacture of products using the GR System may adversely affect our ability to deliver such products on a timely and competitive basis. Although we have made arrangements for the third party manufacture of Metformin GR, there may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of other products using the GR System. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

        Applicable current Good Manufacturing Practices ("cGMP") requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the GR System. We will depend on the manufacturers of products using the GR System to comply with

cGMP and applicable foreign standards. Any failure by a manufacturer of products using the GR System to maintain cGMP or comply with applicable foreign standards could delay or prevent their commercial sale.

        In addition, we expect to rely on our collaborative partners or to develop distributor arrangements to market and sell products using the GR System. We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties.

Government Regulation

        Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products using the GR System and the manufacture and marketing of products using the GR System prior to the commercial use of those products. The regulatory process will take several years and require substantial funds. If products using the GR System do not receive the required regulatory approvals or if such approvals are delayed, our business would be materially adversely affected. There can be no assurance that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

        In the United States, the FDA rigorously regulates pharmaceutical products, including any drugs using the GR System. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

        The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commercialization. An NDA requires that our products are compliant with cGMP. Failure to achieve or maintain cGMP standards for products using the GR System would adversely impact their marketability. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the GR System would have a material adverse effect on the company.

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

        Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances we or our collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union (EU) approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements. Many of these procedures and requirements are time-consuming and expensive. Some EU countries require price approval as part of the regulatory process. These constraints can cause substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not meaningfully indicate that another country will approve the product.

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

  •
  we may not be able to secure increased coverage as the commercialization of the GR System proceeds; or

  •
  our insurance may not provide adequate protection against potential liabilities.

        Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit would be costly and significantly divert management's attention from conducting our business. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, financial condition and results of operations could be materially harmed.

Employees

        As of December 31, 2002, we had fifty-one full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are excellent.

        Our success is dependent in large part upon the continued services of John W. Fara, our President and Chief Executive Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara or any of our other executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our potential product candidates.

Additional Information

        The address of our Internet website is http://www.depomedinc.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

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

Item 3. Legal Proceedings

        In January 2002, we filed, and later served, a complaint against Bristol-Myers in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475.

        In November 2002, we signed a definitive settlement agreement and release with Bristol-Myers related to the litigation. Under the terms of the agreement, Bristol-Myers made a one-time $18.0 million payment to us. We and Bristol-Myers released all claims in the lawsuit against each other and granted to each other a limited non-exclusive royalty free license. The license that Bristol-Myers obtained from us extends to certain current and future compounds that Bristol-Myers may develop internally.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Executive and Other Officers

        The executive and other officers of the company and their ages as of December 31, 2002 are as follows:

Name	Age	Position
Executive Officers
John W. Fara, Ph.D.	60	Chairman, President and Chief Executive Officer
Bret Berner, Ph.D.	50	Vice President, Product Development
John F. Hamilton	58	Vice President, Finance and Chief Financial Officer
John N. Shell	49	Vice President, Operations and Director
Other Officers
Daniel M. Dye	55	Vice President, Quality Systems
Thadd M. Vargas	37	Vice President, Business Development

        John W. Fara, Ph.D., has served as a director of the company since November 1995 and as its President and Chief Executive Officer since December 1996. In April 2000, he became Chairman of the Board of Directors of the company succeeding Dr. John W. Shell, the founder of the company. From February 1990 to June 1996 Dr. Fara was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to February 1990 he was President of Prototek, Inc., a biotechnology company. Prior to Prototek, he was Director of Biomedical Research and then Vice President of Business Development during ten years with ALZA. Dr. Fara received a B.S. from the University of Wisconsin and a Ph.D. degree from the University of California, Los Angeles. He is also a member of the board of directors of AVI BioPharma, Inc. and Iomed, Inc.

        Bret Berner, Ph.D. has served as the company's Vice President, Product Development since December 1998. Before joining DepoMed, Dr. Berner served as Vice President of Development at Cygnus, Inc. for four years, where he was responsible for formulation, analytical chemistry, toxicology, project management, and new drug delivery technology. From 1984 through 1994, Dr. Berner acted as the director of Basic Pharmaceutics Research at Ciba-Geigy. Prior to 1984, he also held the position of staff scientist at The Procter & Gamble Company. Dr. Berner holds 18 patents and has authored more than 70 publications, including the editorship of two books on controlled drug delivery. He received his B.A. degree from the University of Rochester and a Ph.D. degree from the University of California, Los Angeles.

        John F. Hamilton has served as the company's Vice President of Finance and Chief Financial Officer since January 1997. Prior to joining the company, Mr. Hamilton was Vice President and Chief Financial Officer of Glyko, Inc. and Glyko Biomedical Ltd., a carbohydrate instrument and reagents company from May 1992 to September 1996. Previously he was President and Chief Financial Officer of Protos Corporation, a drug design subsidiary of Chiron Corporation, from June 1988 to May 1992 and held various positions with Chiron Corporation, including Treasurer, from September 1987 to May 1992. Mr. Hamilton received a B.A. degree from the University of Pennsylvania and an M.B.A. degree from the University of Chicago.

        John N. Shell has served as a director of the company since its inception in August 1995 and Director of Operations for the company until December 1996, when he was named Vice President, Operations. From May 1994 to August 1995, Mr. Shell served in a similar capacity at the DepoMed Division of M6. Prior to 1994, Mr. Shell served as Materials Manager for Ebara International Corporation, a multi-national semiconductor equipment manufacturer, and as Materials Manager for ILC Technology, an electro-optics and electronics manufacturer. Mr. Shell received his B.A. degree from the University of California, Berkeley.

        Daniel M. Dye has served as the company's Vice President of Quality Systems since December 2002 after serving as the company's Director of Analytical Chemistry since 1998. Mr. Dye has held scientific management positions in several pharmaceutical companies, most recently Scios, Inc., Centaur Pharmaceutical, Inc. and, for 17 years, ALZA Corporation. Mr. Dye holds a B.A. degree in Chemistry from San Jose State University and an M.S. degree in Biochemistry from the University of California at Davis.

        Thadd M. Vargas has served as the company's Vice President of Business Development since December 2002. Before joining the company, Mr. Vargas was Vice President of Finance at Worldres.com, Inc., Director of Finance at Kosan Biosciences, Inc. and Director of Business Development at Anergen, Inc. Prior to Anergen, Mr. Vargas was a member of Ernst & Young's life sciences audit practice. Mr. Vargas holds a B.A. degree in Business Economics from the University of California at Santa Barbara.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock commenced trading on the Nasdaq SmallCap under the symbol "DPMD" on December 1, 1997. On November 9, 1998, our common stock ceased trading on the Nasdaq and began trading on the American Stock Exchange (AMEX) under the symbol "DMI". The following table sets forth the high and low closing prices of our common stock as reported by the AMEX from January 1, 2001:

	2002		2001
	High	Low	High	Low
First Quarter	$7.65	$4.45	$4.81	$3.50
Second Quarter	$5.35	$2.40	$5.30	$3.20
Third Quarter	$3.40	$2.15	$6.90	$4.76
Fourth Quarter	$2.90	$1.07	$7.00	$4.85

        Our warrants commenced trading under the symbol "DPMDW" on the Nasdaq SmallCap on December 1, 1997. On November 9, 1998, the warrants ceased trading on the Nasdaq and began trading on the AMEX under the symbol "DMI/WS". On November 4, 2002, the warrants expired and ceased trading.

        As of March 14, 2003, the number of holders of record of our common stock was 113. We believe that there are approximately 2,000 beneficial holders of our common stock.

        We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends for the foreseeable future. Further, our equipment financing credit facility precludes us from declaring or paying dividends on our common stock.

Recent Sales of Unregistered Securities

        In March 2002, we sold to institutional and other accredited investors 2,300,000 shares of common stock at $3.83 per share, for net proceeds of $8,078,000. We also issued warrants to purchase 121,981 shares of common stock to a broker. This transaction did not involve a public offering and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933. We filed a registration statement on Form S-3 in April 2002 covering the resale of shares sold in this offering and the shares issuable upon exercise of the warrants. The proceeds of this offering were used to fund ongoing operations.

        In July 2002, we sold to Biovail 2,465,878 shares of common stock at $5.00 per share, with net proceeds of $12,263,000. Additionally, Biovail received a one-year option to purchase up to 821,959 shares of our common stock at $5.125 per share, subject to a call provision which is triggered if the common stock price exceeds $6.50 for 20 out of 30 consecutive trading days anytime after November 6, 2002. Biovail also received a three-year option to purchase additional shares of our common stock in an amount sufficient for Biovail to hold 20% of our common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly. This transaction did not involve a public offering and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933. The proceeds of this offering were used to fund ongoing operations.

Item 6. Selected Financial Data

	Year Ended December 31,
	2002	2001 (Restated)	2000(1) (Restated)	1999 (Restated)	1998
Results of Operations
Revenue	$1,661,186	$3,673,326	$1,776,218	$115,327	$763,138
Operating expenses	30,088,624	17,994,753	9,514,415	5,605,792	4,028,441
Loss from operations	(28,427,438)	(14,321,427)	(7,738,197)	(5,490,465)	(3,265,303)
Equity in loss of joint venture (restated)(2)	(2,435,667)	(3,173,409)	(14,202,627)	—	—
Gain from Bristol-Myers legal settlement	18,000,000	—	—	—	—
Net loss (restated)(2)(3)	(13,494,565)	(17,600,039)	(21,717,870)	(5,193,800)	(2,779,723)
Basic and diluted net loss per share (restated)(2)(3)(4)	(0.92)	(1.72)	(2.96)	(0.80)	(0.44)
Shares used in computing basic and diluted net loss per share	14,642,745	10,220,223	7,329,876	6,474,538	6,318,233
	December 31,
	2002	2001 (Restated)	2000(1) (Restated)	1999 (Restated)	1998
Balance Sheet Data
Cash, cash equivalents and securities available-for-sale	$20,217,973	$5,150,088	$6,498,879	$4,466,382	$8,689,434
Total assets	23,179,277	8,746,846	8,732,538	5,419,865	10,278,804
Long-term obligations, less current portion	9,003,937	5,566,686	1,769,009	410,601	482,004
Series A preferred stock (restated)(5)	12,015,000	12,015,000	12,015,000	—	—
Accumulated deficit	(63,095,890)	(49,601,325)	(32,001,286)	(10,283,416)	(5,089,616)
Shareholders' equity (net capital deficiency)	(6,413,866)	(13,492,201)	(7,428,835)	4,218,480	9,206,013

(1)
Expenses increased in 2000 due to our 80.1% share of the losses in our joint venture with Elan Corporation, plc, as described in Item 7 in the subsections entitled "General Overview" and "Results of Operations".

(2)
Equity in net loss of joint venture has been restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000. See Note 1 of the Notes to Financial Statements.

(3)
Net loss and net loss per share decreased in 2002 due to an $18.0 million payment we received in December 2002 from Bristol-Myers related to the settlement of the patent infringement lawsuit we filed against Bristol-Myers in January 2002. See Note 8 of the Notes to Financial Statements.

(4)
The net loss per common share for 2001 and 2000 has been restated to eliminate the 7% dividend previously accrued on the Series A Convertible Exchangeable Preferred Stock. See Note 1 of the Notes to Financial Statements.

(5)
Shareholders' equity for 2001, 2000 and 1999 has been restated to classify the Series A Convertible Exchangeable Preferred Stock outside of permanent equity. See Note 1 of the Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        Statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

  •
  results and timing of our clinical trials, including the results of the Metformin GR and Ciprofloxacin GR trials and publication of those results;

  •
  our ability to raise additional capital;

  •
  our ability to obtain a marketing partner for Ciprofloxacin GR or other of our products; and

  •
  our plans to develop other product candidates.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" section and elsewhere in this Annual Report on Form 10-K. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

General Overview

        We are a development stage company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our primary oral drug delivery system is the patented Gastric Retention System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. At present, several products containing different drug compounds incorporated in the GR System are in clinical trial development. In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes six issued patents and fourteen patent applications pending in the United States.

        We develop proprietary products utilizing our technology internally, as well as in collaboration with pharmaceutical and biotechnology companies. Regarding our collaborative programs, we apply our technology to the partner's compound and from these collaborations we expect to receive research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials. With the Phase II clinical trial results, we generally seek a collaborative partner for marketing and sales, as well as to complete the funding of the clinical trials. We also expect to receive milestone payments, license fees and royalties from these later stage collaborations.

Metformin GR™

        We have internally developed a potential once-daily metformin product for Type II diabetes, Metformin GR, which is currently in pivotal Phase III human clinical trials. Our first Phase III clinical trial was completed in December 2002. The trial compared Metformin GR with Bristol-Myers immediate release metformin product currently marketed as Glucophage®. Metformin GR produced successful results in the trial with clinically meaningful and statistically significant reductions in hemoglobin A1C and other measures of glycemic control.

        In May 2002, we entered into an agreement with Biovail granting Biovail an exclusive license in the United States and Canada to manufacture and market our Metformin GR. Under the agreement, we are responsible for completing the clinical development program in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million. If we do not continue to fund development costs of Metformin GR, Biovail has the right to assume those expenses. In that event, our future payments from Biovail under the agreement will be materially reduced.

        In July 2002, we sold 2,465,878 shares of our common stock to Biovail at $5.00 per share, for net proceeds of approximately $12,263,000. Additionally, Biovail received an option to purchase up to 821,959 shares of our common stock at $5.125 per share, subject to a call provision which is triggered if the common stock price exceeds $6.50 for 20 out of 30 consecutive trading days anytime after November 6, 2002. Biovail also received a three-year option to purchase additional shares of our common stock in an amount sufficient for Biovail to hold 20% of our common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly.

        In January 2002, a broad patent covering the GR System was issued. We subsequently filed and served a complaint against Bristol-Myers claiming that a Bristol-Myers metformin product, Glucophage® XR, infringes our United States Patent No. 6,340,475, as well as other matters set forth in the complaint. In November 2002, we signed a definitive settlement agreement and release with Bristol-Myers related to the litigation. Under the terms of the agreement, Bristol-Myers made a one-time payment of $18.0 million to us. We and Bristol-Myers released all claims in the lawsuit against each other and granted each other a limited non-exclusive royalty free license. The license that Bristol-Myers obtained from us extends to certain current and future compounds that Bristol-Myers may develop internally.

Ciprofloxacin GR™

        In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections. Our formulation was compared with an immediate release ciprofloxacin HCl product that is taken twice per day and currently marketed by Bayer Corporation as Cipro®. Both treatments were comparably effective in eradication of causative organisms and resolution of clinical signs and symptoms. In addition, patients treated with Ciprofloxacin GR reported fewer gastrointestinal adverse effects compared to the patients treated with Cipro. These results were consistent with those reports in our Phase I trial in 2001. We are currently in discussions with potential marketing partners for this product. We expect to initiate Phase III clinical trials in the second quarter of 2003 if we are successful in entering into a development and licensing agreement with a marketing partner or in raising adequate financing.

Furosemide GR™

        In September 2002, we successfully completed a Phase I clinical trial of Furosemide GR™. Furosemide is a widely prescribed diuretic currently marketed as an immediate release formulation and sold by Aventis as Lasix® and also sold as a generic by a number of other pharmaceutical companies. The Phase I study compared DepoMed's Furosemide GR extended release formulation with Aventis' Lasix. With the GR tablet, the period of diuresis was extended with less urgency, and the total urinary volumes and the total amounts of sodium excreted were nearly identical to the immediate release product. We are currently evaluating the design and timeline for Phase II clinical trials with Furosemide GR. We do not anticipate commencing Phase II clinical trials for Furosemide GR until we have adequate funding.

Other Research and Development Activities

        In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies to develop a controlled-release oral tablet to deliver ActivBiotics' broad-spectrum antibiotic, Rifalazil™, to the stomach and upper gastrointestinal tract. The target indication is the eradication of H. pylori, the causative agent of most cases of ulcers. Under the agreement, ActivBiotics will fund our research and development expenses related to the feasibility studies with Rifalazil.

        In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems. For example, we have completed preclinical studies of a combination product comprising our Metformin GR once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes. Under our agreement with Biovail, Biovail has an exclusive option to license this product from us. We will begin Phase I clinical trials for this product if we enter into a development and licensing agreement with Biovail or another third party.

        In January 2000, we formed a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and DepoMed. This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is owned 80.1% by DepoMed and 19.9% by Elan. DepoMed began subcontract development work for DDL in January 2000 and DDL's first product candidate successfully completed Phase I clinical trials in first quarter of 2001. DDL's second product candidate, Gabapentin GR™, successfully completed Phase I clinical trials in the first quarter of 2002 and DDL's third product candidate had been in preclinical testing. Patent applications have been filed for these products and the product rights are available to potential marketing partners for further development. However, as a result of a major change in Elan's business strategy, the development and funding of these products was stopped as of August 2002. We have had discussions with Elan relating to the dissolution of DDL. If we fail to reach mutually agreeable terms with Elan regarding the dissolution of the joint venture, we will not have rights to develop these products. In November 2002, we reached an agreement whereby Elan waived its right to terminate the technology license from Elan to DDL that it had as a result of our sale of securities to Biovail in July 2002. As a result of the waiver, Elan no longer has the right to accelerate our payment obligation under the convertible promissory note we issued to them in January 2000.

        Future clinical progress of our products depends primarily on the result of each ongoing study. There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval. For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the sections of Item 1 entitled "Patents and Proprietary Rights", "Manufacturing, Marketing and Sales", "Government Regulation", the section of Item 7 entitled "Additional Factors that May Affect Future Results" and elsewhere in this Form 10-K.

        In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. We intend to continue investing in the further development of our drug delivery technologies and the GR System. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2003 and our potential products proceed through the development process, expenses can be expected to increase from their 2002 levels.

        We have generated a cumulative net loss of approximately $63,096,000 for the period from inception through December 31, 2002. Of this loss, $19,812,000 is attributable to our share of the equity in the net loss of DDL.

Critical Accounting Policies

        A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Financial Statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the footnotes to the financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, use of estimates and the valuation of the exchange option of our Series A Preferred Stock to be critical policies.

  Revenue Recognition

        Revenue related to collaborative research agreements with corporate partners and from DDL is recognized as the expenses are incurred for each contract. We are required to perform research activities as specified in each respective agreement on a best efforts basis, and we are reimbursed based on the costs associated with supplies, other outsourced activities and the hours worked by employees on each specific contract. Our business strategy includes performing additional development work for our partners, which we expect will include milestone payments and license fees. We will recognize nonrefundable milestone payments pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement. License fees will be recognized over the period of continuing involvement of a specific contract or, if no continuing involvement exists, such license fees will be recognized upon receipt.

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

  Valuation of Exchange Option of Series A Preferred Stock

        We periodically monitor the redemption value of the Series A Preferred Stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us, upon exchange of these securities by Elan. If and when the redemption value of the Series A Preferred Stock exceeds its then current carrying value, we will accrete the carrying value of the Series A Preferred Stock to the redemption value and recognize a corresponding dividend to the Series A Preferred shareholder. We will recognize subsequent increases or decreases in redemption value of the Series A Preferred Stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A Preferred Stock below the original basis of $12,015,000. The determination of fair value of the joint venture requires us to make estimates and assumptions that relate, in part, to the potential success of the joint venture's ongoing research and development activities. There is inherent risk in making such assumptions and, as a result, actual fair value may differ from such estimates of fair value.

Restatement of Financial Information

        The accompanying balance sheets and statements of redeemable preferred stock and shareholders' equity as of December 31, 2001 and 2000 have been restated to present our Series A Preferred Stock, with a carrying amount of $12,015,000, outside of permanent shareholders' equity, as a result of the adoption of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). We issued the Series A Preferred Stock in connection with the formation of DDL, our joint venture with Elan Corporation. Shares of the Series A Preferred Stock are exchangeable for a portion of our investment in DDL. The effect of this restatement is to reduce total shareholders' equity by $12,015,000 for the periods presented. See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Series A Preferred Stock.

        Net loss per common share for the years ended December 31, 2001 and 2000 has been restated to eliminate the 7% dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders. As the dividends are only convertible into our common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5. See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Series A Preferred Stock.

        The statements of redeemable preferred stock and shareholders' equity as of December 31, 2000 and 1999 have also been restated to present our Series A Preferred Stock as issued in 2000 instead of in 1999 when such securities were originally recorded as "issuable securities". Upon further analysis, we are no longer able to assert that the capital stock issuance occurred prior to December 31, 1999, and therefore, such amounts have been amended in the statements of redeemable preferred stock and shareholders' equity to reflect the issuance of the capital stock in the year ended December 31, 2000. This restatement does not affect our financial position at December 31, 2001 or 2000, or the statements of operations or cash flows for any of the periods presented.

        The equity loss in joint venture for the year ended December 31, 2000 has also been restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000. These amounts represent our share of the net loss of DDL. DDL incurred an expense of $15,000,000 when it acquired the license from Elan to certain in-process technology to be used in the development of unproven novel therapeutic products. Upon further analysis, we are no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999. Therefore, such amounts have been amended to reflect the associated license expenses in the year ended December 31, 2000. This restatement does not affect accumulated deficit at December 31, 2000, 2001 or 2002. See Note 3 of the Notes to Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc.

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

	Year Ended December 31,
	2001	2000
As previously reported:
Equity loss in joint venture	$(3,173,409)	$(2,187,627)
Net loss	(17,600,039)	(9,702,870)
Preferred dividend	(913,000)	(807,000)
Net loss applicable to common shareholders	$(18,513,039)	$(10,509,870)
Basic and diluted net loss per common share	$(1.81)	$(1.43)
As restated:
Equity loss in joint venture	$(3,173,409)	$(14,202,627)
Net loss	(17,600,039)	(21,717,870)
Basic and diluted net loss per share	$(1.72)	$(2.96)

RESULTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

Revenues

        Revenues for the years ended December 31, 2002, 2001 and 2000 were approximately $1,661,000, $3,673,000, and $1,776,000, respectively. In 2002, revenues consisted of $1,221,000 earned for development work performed for DDL, our joint venture with Elan, and $440,000 earned from several small collaborations with undisclosed partners and ActivBiotics. We expect to perform additional development work for ActivBiotics in 2003. Development work performed for DDL was funded by the joint venture partners at the partners' pro rata ownership percentage through September 2002, when the funding period terminated. We do not expect to perform development work for DDL in the future. In 2001, revenues consisted of $2,126,000 earned for development work performed for DDL and $1,547,000 earned from a collaboration arrangement with an undisclosed partner. In 2000, our revenues consisted of $1,754,000 earned for development work performed for DDL and $22,000 earned from another small collaboration arrangement.

Research and Development Expense

        Research and development expense for the year ended December 31, 2002 was approximately $24,714,000, compared to approximately $15,461,000 and $7,488,000 during the years ended December 31, 2001 and 2000, respectively. The increase in 2002 was due to an increase in clinical trial expense of $7,166,000 due primarily to two Phase III trials with Metformin GR. Increased expense related to the hiring of additional employees of $1,360,000 also contributed to the total increase in 2002. The increase in 2001 was primarily due to expense of $6,102,000 for clinical trials with DepoMed proprietary products, including a Phase III trial with Metformin GR and a Phase II trial with Ciprofloxacin GR, which began in the third and fourth quarters of 2001, respectively. Other increases in 2001 included $781,000 related to the hiring of additional employees and related expenses, $329,000 related to increased laboratory supplies for additional projects, and $208,000 related to increased depreciation and amortization expense of additional equipment and facilities improvements.

        Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities, utilities, administrative expenses and an allocation of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore results, generally, in increasing expenditures. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

        Our largest research and development expense over the last four years has been related to the clinical trials of Metformin GR. In 2002, for example, costs incurred in connection with Metformin GR comprised approximately 70% of our total research and development costs incurred in that year. We expect this trend will continue in the future due to the development stage and related spending for the Metformin GR clinical trials as compared to other research and development projects. As of December 2002, we estimate that the costs to complete the related clinical trials and studies related to Metformin GR will not exceed $12 million, including costs for internal project management and support. As presented in the table below, we currently expect to complete the Phase III clinical trials for Metformin GR by December 2003. If these trials are successfully completed, DepoMed will be able to file a New Drug Application seeking approval from the FDA to market Metformin GR.

        Since 2000, we have incurred research and development expenses of approximately $1.8 million, $2.1 million and $1.1 million in 2000, 2001 and 2002, respectively, related to conducting research and development activities on behalf of our joint venture, DDL. The services performed under this arrangement relate to Gabapentin GR and two undisclosed compounds selected by both partners. We do not expect any expenses in 2003 or thereafter. As of August 31, 2002, the related research activities have ceased, and no other work will be performed. We expect that we will incur no additional associated expenses and no additional associated revenues will be recorded related to research services performed on behalf of DDL.

        Our research and development activities can be divided into earlier stage programs, which include analytical testing, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following:

	2002	2001	2000
Earlier stage programs	$2,304,000	$3,618,000	$2,821,000
Later stage programs	22,410,000	11,843,000	4,667,000

	$24,714,000	$15,461,000	$7,488,000

        Our research and development activities can be divided into those related to our internal projects and those related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following:

	2002	2001	2000
Internal projects	$22,824,000	$12,250,000	$5,927,000
Collaborative arrangements	1,890,000	3,211,000	1,561,000

	$24,714,000	$15,461,000	$7,488,000

        In 2000, 2001 and 2002, our most advanced project, Metformin GR, accounted for approximately 55%, 60% and 70%, respectively, of our total research and development costs for that year. In each year, no other project exceeded 20% of our total research and development costs.

        The following table summarizes our principal product development initiatives and the related stages of development for each product in development. The information in the column labeled "Estimated Completion Date of Current Phase" contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see "Additional Factors that May Affect Future Results" and elsewhere in this Form 10-K. In addition to the products listed below, we enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to complete development of the product.

Program	Partner	Potential Indications	Development Status	Estimated Completion Date of Current Phase
Metformin GR™	Biovail	Type II diabetes	1st Phase III clinical trial completed, 2nd Phase III clinical trial underway	4th quarter 2003
Ciprofloxacin GR™	In-house	Various bacterial infections	Phase II clinical trial completed
Furosemide GR™	In-house	Cardiovascular/ antihypertensive	Phase I clinical trial completed
Metformin GR and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed
Rifalazil™	ActivBiotics, Inc.	Antibiotic	Preclinical studies underway	Unknown
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential(1)	Preclinical studies underway	Unknown
Gabapentin GR™	Elan Corporation, plc	Seizures and epilepsy	Phase I completed

(1)
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

        Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

  •
  In Phase I, we conduct clinical trials with a small number of subjects to determine a drug's early safety profile and its blood concentration profile over time. A Phase I trial for our average potential product may take 6 to 12 months to plan and complete.

  •
  In Phase II, we conduct limited clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety. A Phase II trial for our average potential product may take 9 to 18 months to plan and complete.

  •
  In Phase III, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the product. A Phase III trial for our average potential product may take 1 to 3 years to plan and complete.

        The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have one product in Phase III.

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

General and Administrative Expense

        General and administrative expense for the year ended December 31, 2002 was approximately $5,374,000, compared to approximately $2,534,000 and $2,026,000 during the years ended December 31, 2001 and 2000, respectively. The increase in 2002 was primarily due to an increase of $2,816,000 in legal expense related to the lawsuit filed against Bristol-Myers in January 2002, which was settled in November 2002. The increase in 2001 was primarily due to expense of $322,000 related to increased patent and other legal services related to business development. Other increases in 2001 included expenses of $84,000 related to stock listing fees and $64,000 related to increased insurance limits on directors and officers insurance. In 2003, we expect general and administrative expense, other than legal expense, will increase moderately over 2002 levels.

Equity in Loss of Joint Venture

        In the fourth quarter of 1999, we entered into an agreement with Elan to form a joint venture. In January 2000, definitive agreements were signed to form our joint venture, DDL. While we own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the EITF Consensus No. 96-16. For example, Elan has 50% of voting rights on management and research committees that approve all business plans, operating budgets and research plans. Each matter brought to the respective committee must have the approval of at least one of the Elan directors. Therefore, Elan has the ability to veto any matter that comes before the committees. Accordingly, we do not consolidate the financials statements of DDL, but instead account for our investment in DDL under the equity method of accounting. Separate financial statements for DDL are included elsewhere in this Form 10-K.

        For the year ended December 31, 2002, DDL recognized a loss of $3,041,000, which included $3,027,000 in research and development expense and $14,000 in general and administrative expense. For the year ended December 31, 2001, DDL recognized a loss of $3,962,000, which included $3,927,000 in research and development expense and $34,000 in general and administrative expense. The decrease in research and development expense was due to decreased development work conducted in 2002 on behalf on DDL. In August 2002, all research and development work for DDL ceased. In

2003 and thereafter, we expect DDL will recognize yearly general and administrative expense of approximately $10,000 related to legal fees until DDL is dissolved.

        Our equity in the loss of DDL is based on 100% of DDL's losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan. Our equity in the loss of the joint venture for the year ended December 31, 2002 was $2,436,000. Our equity in loss of the joint venture for the years ended December 31, 2000 and 1999 has been restated to record our 80.1% share of DDL's $15,000,000 expense to acquire the Elan technology rights from the year ended December 31, 1999 to the year ended December 31, 2000. Our share of the DDL's loss was $3,173,000 and $14,203,000 for 2001 and 2000, respectively. We were responsible, at our sole discretion, for funding 80.1% of DDL's cash requirements up to a maximum of $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL's cash requirements up to a maximum of $1,990,000. On a quarterly basis, the Elan and DepoMed directors of DDL reviewed and mutually agreed on the next quarter's funding of the joint venture's cash needs. DDL does not have any fixed assets or employees and its primary focus was to conduct research and development for potential products using intellectual property of Elan and DepoMed. Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture losses up to a maximum of $8,010,000. The funding period for research and development as well as the funding period of the loan facility terminated September 2002. We have been seeking Elan's agreement to dissolve the joint venture. In 2003 and thereafter, we expect our share of DDL's yearly loss will be approximately $8,000 until DDL is dissolved. As our funding of DDL equals our equity in the net loss of DDL, we had no carrying value in the DDL investment as of December 31, 2002, 2001 and 2000.

Interest Expense

        Net interest expense was approximately $631,000 for the year ended December 31, 2002 compared to net interest expense of approximately $105,000 for the year ended December 31, 2001 and net interest income of $223,000 for the year ended December 31, 2000. In 2002, interest income decreased to $100,000 from $257,000 and $317,000 in 2001 and 2000, respectively. The decrease was due to declining cash and investment balances and declining interest rates. In 2002, the interest expense accrued on the Elan convertible loan facility increased to $558,000 from $234,000 and $30,000 in 2001 and 2000, respectively. Interest expense on long-term debt and capital leases increased to $173,000 in 2002 from $126,000 and $64,000 in 2001 and 2000, respectively. The increase in interest expense from year to year was due to increasing debt balances on the Elan convertible loan facility and the equipment loans (See Note 5 of the Notes to Financial Statements). Net interest income also includes immaterial gains realized on the sale of some of our marketable securities.

Gain from Bristol-Myers Legal Settlement

        In January 2002, we filed, and later served, a complaint against Bristol-Myers in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475.

        In November 2002, we signed a definitive settlement agreement and release with Bristol-Myers related to the litigation. Under the terms of the agreement, Bristol-Myers made a one-time payment of $18.0 million to us. We and Bristol-Myers released all claims in the lawsuit against each other and granted each other a limited non-exclusive royalty free license. The license that Bristol-Myers obtained from us extends to certain current and future compounds that Bristol-Myers may develop internally.

Series A Preferred Stock Dividend

        In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock. The Series A Preferred Stock dividends are convertible at anytime after January 2002 into our common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share. As the dividends are only convertible into our common shares, the amounts previously recorded as the dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5.

Stock Option Grants

        In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under our 1995 Stock Option Plan (the "1995 Plan") by 1,306,811 shares. This increase will be submitted for shareholder approval at our 2003 Annual Meeting of Shareholders (the "2003 Annual Meeting"), which is scheduled for May 29, 2003. In December 2002 and March 2003, the Board of Directors granted options to purchase approximately 585,000 shares out of the proposed 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market value of our common stock on the dates of grant. However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained. Accordingly, if the fair market value of our common stock is greater than the exercise price on the approval date, we will be required to recognize the difference as a non-cash compensation expense to be recognized over the vesting period of the related stock options. If the fair market value of our common stock is significantly higher than the exercise price on this date, our future operating results could be materially impacted. The fair market value of our common stock at December 31, 2002 and March 14, 2003 was $2.00 and $2.55, respectively.

        Also in December 2002, the Board of Directors adopted the 2002 Nonstatutory Stock Option Plan (the "2002 Plan"). The 2002 Plan allows for the grant of up to 1,306,811 nonstatutory stock options. Options may be granted under the 2002 Plan only if our shareholders fail to approve the 1,306,811 share increase in the 1995 Plan at the 2003 Annual Meeting. If our shareholders approve the increase in the 1995 Plan at the 2003 Annual Meeting, the 2002 Plan will terminate and no options will be granted thereunder.

Net Operating Losses

        We have not generated any taxable income to date. At December 31, 2002, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $48,000,000. Future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2022 if not utilized. As a result of the annual limitation, anticipated and future losses or changes in ownership of the company, all or a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

        Cash used in operations in the year ended December 31, 2002 was approximately $4,437,000, compared to approximately $12,398,000 and $6,652,000 for the years ended December 31, 2001 and

2000, respectively. In 2002 and 2001, the change in cash used in operations was due primarily to the net loss offset by our share of the loss of the joint venture and increases in accounts payable due to increased clinical trials activity. During the year ended December 31, 2000, the change in cash used in operations was due primarily to our net loss offset by our share of the net loss of the joint venture.

Investing Activities

        Cash used in investing activities in the year ended December 31, 2002 totaled approximately $12,437,000 and consisted of an increase in marketable securities of $8,691,000 and approximately $3,282,000 related to the investment in our joint venture and $464,000 related to purchases of lab equipment, furniture and computers. Marketable securities were increased in 2002 after we received the $18,000,000 payment from Bristol-Myers related to the settlement of our patent infringement lawsuit in November 2002. Cash used in investing activities in the year ended December 31, 2001 totaled approximately $1,722,000 and consisted of approximately $3,012,000 related to the investment in our joint venture and $1,325,000 related to purchases of lab equipment, leasehold improvements, furniture and computers, which were offset by a net decrease in marketable securities of $2,615,000. Cash used in investing activities in the year ended December 31, 2000 totaled approximately $13,435,000 and consisted of approximately $13,518,000 related to the investment in our joint venture and $900,000 related to leasehold improvement expenditures and the purchase of lab equipment, which were partially offset by a net decrease in marketable securities of $983,000. We expect that future capital expenditures may include additional product development and quality control laboratory equipment as we work towards implementation of current Good Manufacturing Practices (cGMP) in our laboratories, as well as additional leasehold improvements.

Financing Activities

        Cash provided by financing activities for the year ended December 31, 2002 was $23,257,000 and consisted primarily of net proceeds of $8,078,000 received in March and $12,263,000 received in July in private placements of common stock (See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Private Placements). Proceeds of $3,282,000 were received on the convertible loan facility provided by Elan to fund our share of DDL's expenses (See Note 5 of the Notes to Financial Statements, Commitments and Contingencies). Proceeds received were offset by $563,000 in payments on the equipment loans and capital lease obligations. Cash provided by financing activities in the year ended December 31, 2001 was $15,392,000 and consisted primarily of net proceeds of $11,331,000 received in June in a private placement of a combination of common stock and warrants. Proceeds of $3,012,000 were received on the convertible loan facility provided by Elan and $1,347,000 was received on our equipment loan facility. Proceeds from financing activities were offset by $305,000 in payments on the equipment loan and capital lease obligations. Cash provided by financing activities for the year ended December 31, 2000 was $23,031,000 and consisted primarily of proceeds received in private placements of common stock and warrants and preferred stock. In January 2000, we completed a private placement of 714,286 shares of common stock, sold to Elan at a price of $7.00 per share, with net proceeds of approximately $4,915,000. Also in January 2000, we sold 12,015 shares of convertible preferred stock to Elan for $1,000 per share, and these proceeds were used for the initial capitalization of DDL. Additionally, proceeds of $1,503,000 were received on the loan facility provided by Elan. In November 2000, we completed a private placement of 1,428,550 shares of common stock and 357,100 warrants for net proceeds of $4,762,000. Proceeds received were offset by $165,000 in payments on equipment loans and capital leases.

Series A Preferred Stock

        In January 2000, we issued 12,015 shares of Series A Preferred Stock to Elan to fund our 80.1% share of the initial capitalization of DDL. At Elan's option, the Series A Preferred Stock is convertible into DepoMed's common stock or may be exchanged for a 30.1% interest in DDL. In July 2001, the EITF issued EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. Topic No. D-98 clarifies Rule 5-02.28 of Regulation S-X and requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the redemption of the securities is outside of the issuer's control. The exchange feature of our Series A Preferred Stock makes the stock subject to reclassification under Topic No. D-98. Accordingly, we classified our Series A Preferred Stock, in the amount of $12,015,000, outside of Shareholders' Equity, which has resulted in a $12,015,000 increase in our Net Capital Deficiency. If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL's historical losses, excluding the technology license. However, we have had discussions with Elan relating to the dissolution of DDL. Elan has indicated that it may be in a position to convert the Series A Preferred Stock into common stock in 2004. If Elan elects to convert the Series A Preferred Stock into our common stock, $12,015,000 will be reclassified to permanent equity.

Contractual Obligations

        As of December 31, 2002 and 2001, there was $8,619,000 and $4,779,000 outstanding related to the loan facility provided by Elan. The outstanding amounts include accrued interest of $822,000 and $264,000 at December 31, 2002 and 2001, respectively. The funding term of the loan expired on September 30, 2002. The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan's option.

        Through December 31, 2002, we have invested approximately $3,907,000 in equipment, furniture and leasehold improvements, of which approximately $1,947,000 was financed through long-term debt equipment financing arrangements. As of December 31, 2002, the borrowing terms of the financing arrangements have expired. If we do not obtain additional credit arrangements, we will need to spend our own resources for future equipment purchases.

        As of December 31, 2002, our aggregate contractual obligations are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$656,821	$24,891	$523,198
2004	676,265	20,346	343,352
2005	141,772	8,478	88,652

	$1,474,858	$53,715	$955,202

        As of December 31, 2002, we had approximately $20,218,000 in cash, cash equivalents and marketable securities, working capital of $12,480,000, and accumulated net losses of $63,096,000. We expect to continue to incur operating losses over the next several years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least December 31, 2003. We base this expectation on our current operating plan, which anticipates that we will raise at least $10.0 million through the sale of our equity securities or from development and licensing arrangements. We will take steps to revise our current operating plan if we are not successful in raising such funds.

        Our current operating plan may change as a result of many factors. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

  •
  conduct preclinical and clinical testing; and

  •
  manufacture (or have manufactured) and market (or have marketed) potential products using the GR System.

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and no other committed source of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If the company raises additional capital by selling its equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available the company may have to:

  •
  delay, postpone or terminate clinical trials;

  •
  curtail other operations significantly; and/or

  •
  obtain funds through entering into collaboration agreements on unattractive terms.

        The inability to raise capital would have a material adverse effect on the company.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Reporting Standards (FAS) No. 141 on Business Combinations and FAS No. 142 on Goodwill and Other Intangible Assets. FAS No. 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS Nos. 141 and 142 on January 1, 2002, had no impact on our financial position or results of operations.

        In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of FAS No. 144 are to develop one accounting model based on the framework established in FAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS No. 144 on January 1, 2002 did not have an impact on our financial position and results of operations.

        On June 30, 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 is not expected to have an impact on our financial position and results of operations.

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. FAS No. 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS No. 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

        In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have an impact on our results of operations and financial position.

        In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have an impact on our results of operations and financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        In addition to other information in this report, the following factors should be considered carefully in evaluating the company. We believe the following risks along with the risks described elsewhere in this Form 10-K, are the material risks we face at the present time. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

We will need additional capital to support our operations, which may be unavailable or costly.

        As of December 31, 2002, our capital resources consist of approximately $20,218,000 in cash, cash equivalents and marketable securities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least December 2003. We base this expectation on our current operating plan, which anticipates that we will raise at least $10.0 million through the sale of our equity securities or from development and licensing arrangements. We will take steps to revise our current operating plan if we are not successful in raising such funds.

        Our current operating plan may change as a result of many factors, including the following:

  •
  Greater than expected clinical development costs associated with our exclusive license with Biovail described below under "We are dependent on Biovail for future payments related to the development of Metformin GR."

  •
  Changes in the focus and direction of our research and development programs that could result in costly additional research and delay the eventual sale of our products.

  •
  Results of clinical testing and the regulatory requirements of the FDA and comparable foreign regulatory agencies that may lead to cash outlays greater than expected.

  •
  Results of our product licensing activities.

        Further, our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in significant dilution of our shareholders' equity positions, especially if we are required to sell securities at the currently low trading price of our common stock. If adequate funds are not available, we may have to curtail operations significantly, or obtain funds through entering into collaboration agreements or settlements on unattractive terms.

We are at an early stage of development and are expecting operating losses in the future.

        To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2000, 2001 and 2002, we had total revenues of $1.8 million, $3.7 million and $1.7 million, respectively. For the years ended December 31, 2000, 2001 and 2002 we incurred losses of $21.7 million, $17.6 million and $13.5 million, respectively. As we continue to expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years. Therefore, we expect our cumulative losses to increase.

We are dependent on Biovail for future payments related to development of Metformin GR.

        In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada. We are responsible for completing the clinical development of Metformin GR. Biovail will not reimburse us for any of our expenses incurred in connection with the clinical development of Metformin GR. As of December 31, 2002, we expect the total remaining amount of development costs for Metformin GR will not exceed $12.0 million. We will not receive any payments from Biovail until the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the fourth quarter of 2004, if at all. Only upon FDA approval of Metformin GR will Biovail be required to make a $25.0 million payment to us. If we do not continue funding development costs of Metformin GR, Biovail would have the right to assume development of Metformin GR. In that event, our future payments from Biovail would be materially reduced.

Most of our revenues were derived from our relationship with Elan, which we expect to be terminated.

        We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies. In January 2000, we formed a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and DepoMed. For the years ended December 31, 2000, 2001 and 2002, 99%, 58% and 74% of our total revenues, respectively, were derived from our joint venture with Elan. In August 2002, work on the joint venture's research and development programs ceased and we are seeking Elan's agreement to dissolve the joint venture. We do not expect to generate any future revenue from the joint venture, nor can we be certain of when it will be dissolved or of the terms of its dissolution.

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
  market acceptance of the GR System;

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

        Our strategy to continue development and commercialization of products using the GR System requires that we enter into additional collaborative arrangements. Collaborative agreements are generally complex and contain provisions which may give rise to disputes regarding the relative rights and obligations of the parties. Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration. In addition, the terms of collaborative partner agreements may limit or preclude us from developing products or technologies developed pursuant to such agreements. Moreover, collaborative agreements often take considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

        We may not be able to enter into future collaborative arrangements on acceptable terms, which would harm our ability to commercialize our products. Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and make commercial sales of products using the GR System technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

  •
  any parallel development by a collaborative partner of competitive technologies or products;

  •
  arrangement with collaborative partners that limit or preclude us from developing products or technologies;

  •
  premature termination of a collaboration agreement; or

  •
  failure by a collaborative partner to devote sufficient resources to the development and commercial sales of products using the GR System.

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

        The drug development process is costly, time-consuming and subject to unpredictable delays and failures. Before we or others make commercial sales of products using the GR System, we, our current and any future collaborative partners will need to:

  •
  conduct clinical tests showing that these products are safe and effective; and

  •
  obtain regulatory approval from the FDA and foreign regulatory authorities.

        We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

  •
  the GR System prove to have unintended or undesirable side effects; or

  •
  products which appear promising in preclinical studies do not demonstrate efficacy in larger scale clinical trials.

        Even if our products obtain regulatory approval, successful commercialization would require:

  •
  market acceptance;

  •
  cost-effective commercial scale production; and

  •
  reimbursement under private and governmental health plans.

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

        In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infection. If we are successful in entering into a development and licensing agreement related to Ciprofloxacin GR with a marketing partner, or in raising adequate financing, we are planning to initiate Phase III clinical trials for this product in the second quarter of 2003.

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

If we cannot meet the American Stock Exchange's requirements for continued listing, the American Stock Exchange may delist our common stock, which would negatively impact the price of our common stock and our ability to sell our common stock.

        Our common stock is listed on the American Stock Exchange, or AMEX. The AMEX rules provide that the AMEX will consider delisting when a company has, among other things, (a) sustained losses in two of its three most recent fiscal years and has shareholders' equity of less than $2,000,000, and (b) sustained losses in three of its four most recent fiscal years and has shareholders' equity of less than $4,000,000. In June 2002, the AMEX notified us that we did not satisfy these criteria and agreed to continue our listing if we submitted an acceptable plan to regain compliance with the AMEX continued listing standards by January 2004. In July 2002, we submitted our plan, which the AMEX approved in September 2002.

        Since we submitted our plan, we have decreased our shareholders' deficit as set forth in the plan. However, we still do not meet the AMEX's minimum shareholders' equity criterion. The AMEX will continue to monitor our progress towards achieving the goals set forth in the plan and may institute delisting proceedings if we fail to make progress consistent with the terms of the approved plan. If we are delisted, it would be far more difficult for our shareholders to trade in our securities and more difficult to obtain accurate, current information concerning market prices for our securities. The possibility that our securities may be delisted may also adversely affect our ability to raise additional financing.

If our common stock is delisted from the American Stock Exchange, we may be subject to the risks relating to penny stocks.

        A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of March 14, 2003 our common stock was trading at $2.55. If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to fall below $5.00 per share on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

        Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and marketable securities are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2002, the fair value of our cash equivalents and marketable securities would not change by a significant amount.

Foreign Currency Fluctuations

        We have not had any significant transactions in foreign currencies, nor did we have any balances that were due or payable in foreign currencies at December 31, 2002. Therefore, a hypothetical 10% change in foreign currency rates would not have an impact on our financial position and results of operations. We do not hedge any of our foreign currency exposure.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2003 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Other Shareholder Matters

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures as needed over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

        Included in Part II of this report.

(a)2. Financial Statement Schedules

        All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a)3. Exhibits:

3.1(1)	Amended and Restated Articles of Incorporation
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(1)	Bylaws, as amended
4.1(1)	Specimen Common Stock Certificate
4.1(2)	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
4.2(2)	Newco Registration Rights Agreement dated January 21, 2000 among the company Newco and Elan International Services, Ltd.
4.3(2)	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
4.4(3)	Form of Subscription Agreement dated as of November 2, 2000
4.5(3)	Form of Class A Warrant dated as of November 2, 2000
4.6(3)	Form of Class B Warrant dated as of November 2, 2000
4.7(4)	Form of Subscription Agreement dated as of May 2, 2001
4.8(4)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.9(4)	Form of Warrant dated as of June 13, 2001
4.10(6)	Form of Subscription Agreement dated as of March 14, 2002
4.11(6)	Placement Agent Warrant dated as of March 14, 2002
10.1(8)	1995 Stock Option Plan, as amended
10.2	2002 Nonstatutory Stock Option Plan
10.3(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.4(1)	Form of Indemnification Agreement between the company and its directors and executive officers
10.5(1)	Form of Agreement between the company and Burrill & Company

+10.6(2)	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
10.7(2)	Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.8(2)	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.9(2)	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
+10.10(2)	Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and Elan Pharma International, Ltd.
10.11(5)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
10.12	Amendment to Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
*10.13	Waiver and Termination Agreement dated November 8, 2002 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
10.14(7)	License and Development Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
+10.15(9)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.16(10)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (See Page 41)
99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton

(1)
Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)

(2)
Incorporated by reference to the company's Form 8-K filed on February 18, 2000

(3)
Incorporated by reference to the company's registration statement on Form S-3 (File No. 333-53486) filed on January 10, 2001

(4)
Incorporated by reference to the company's registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001

(5)
Incorporated by reference to the company's Form 10-Q filed on November 14, 2001

(6)
Incorporated by reference to the company's registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

(7)
Incorporated by reference to the company's Form 8-K filed on July 10, 2002

(8)
Incorporated by reference to the company's registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

(9)
Incorporated by reference to the company's Form 8-K/A dated May 28, 2002 and filed on December 23, 2002

(10)
Incorporated by reference to the company's Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

*
Confidential treatment requested

+
Confidential treatment granted

(b) Reports on Form 8-K:

  On December 3, 2002, we filed a Form 8-K with respect to a Settlement Agreement and Release with Bristol-Myers Squibb Company.

  On December 23, 2002, we filed a Form 8-K/A with respect to a License and Development Agreement with Biovail Laboratories, Inc.

  On December 23, 2002, we filed a Form 8-K/A with respect to a Settlement Agreement and Release with Bristol-Myers Squibb Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 31st day of March, 2003.

DEPOMED, INC.
By	/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D. Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John W. Fara and John F. Hamilton, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature
/S/ JOHN W. FARA, PH.D. John W. Fara, Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/S/ JOHN F. HAMILTON John F. Hamilton	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/S/ JOHN N. SHELL John N. Shell	Vice President, Operations and Director	March 31, 2003
/S/ G. STEVEN BURRILL G. Steven Burrill	Director	March 31, 2003
/S/ JOHN W. SHELL, PH.D. John W. Shell, Ph.D.	Director	March 31, 2003
/S/ JULIAN N. STERN Julian N. Stern	Director and Secretary	March 31, 2003
/s/ W. LEIGH THOMPSON, M.D., PH.D. W. Leigh Thompson, M.D., Ph.D.	Director	March 31, 2003

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Fara, Chief Executive Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of DepoMed, Inc.;

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

By:	/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D. Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Hamilton, Chief Financial Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of DepoMed, Inc.;

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

By:	/s/ JOHN F. HAMILTON John F. Hamilton Chief Financial Officer

DEPOMED, INC.
(A Development Stage Company)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DepoMed, Inc.

        We have audited the accompanying balance sheets of DepoMed, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, redeemable preferred stock and shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2002 and for the period from inception (August 7, 1995) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DepoMed, Inc. (a development stage company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and for the period from inception (August 7, 1995) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As described in Note 1 of the financial statements, the Company has restated its balance sheet as of December 31, 2001 and its statement of operations for each of the two years in the period ended December 31, 2001 and its statement of redeemable preferred stock and shareholders' equity for each of the three years in the period ended December 31, 2001.

/s/ ERNST & YOUNG LLP
Palo Alto, California February 21, 2003

DEPOMED, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2002	December 31, 2001
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,533,326	$5,150,088
Marketable securities	8,684,647	—
Accounts receivable	301,869	397,277
Receivable from joint venture	—	642,793
Prepaid and other current assets	534,351	197,479

Total current assets	21,054,193	6,387,637
Property and equipment, net	1,833,208	2,065,175
Other assets	291,876	294,034

	$23,179,277	$8,746,846

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,803,672	$2,327,381
Accrued compensation	429,491	446,515
Accrued clinical trial expense	2,381,609	162,120
Other accrued liabilities	218,548	181,547
Payable to joint venture	—	845,845
Capital lease obligation, current portion	14,870	13,984
Long-term debt, current portion	420,850	542,251
Other current liabilities	305,166	137,718

Total current liabilities	8,574,206	4,657,361
Capital lease obligation, non-current portion	22,653	4,216
Long-term debt, non-current portion	362,567	783,416
Promissory note from related party, non-current portion	8,618,717	4,779,054
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at December 31, 2002 and 2001	12,015,000	12,015,000
Commitments
Shareholders' deficit:
Common stock, no par value, 100,000,000 shares authorized; 16,460,566 and 11,530,168 shares issued and outstanding at December 31, 2002 and 2001, respectively	56,679,288	36,109,124
Deficit accumulated during the development stage	(63,095,890)	(49,601,325)
Accumulated other comprehensive income	2,736	—

Total shareholders' deficit	(6,413,866)	(13,492,201)

	$23,179,277	$8,746,846

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
				Period From Inception (August 7, 1995) to December 31, 2002
	2002	2001 (Restated)	2000 (Restated)
Revenue:
Collaborative agreements	$440,659	$1,547,277	$21,775	$3,811,023
Contract revenue from joint venture	1,220,527	2,126,049	1,754,443	5,101,019

Total revenue	1,661,186	3,673,326	1,776,218	8,912,042
Operating expenses:
Research and development	24,714,134	15,461,113	7,488,227	54,842,089
General and administrative	5,374,490	2,533,640	2,026,188	15,281,264
Purchase of in-process research and development	—	—	—	298,154

Total operating expenses	30,088,624	17,994,753	9,514,415	70,421,507

Loss from operations	(28,427,438)	(14,321,427)	(7,738,197)	(61,509,465)
Other income (expenses):
Equity in loss of joint venture (restated)	(2,435,667)	(3,173,409)	(14,202,627)	(19,811,703)
Gain from Bristol-Myers legal settlement	18,000,000	—	—	18,000,000
Interest and other income	101,106	231,146	316,520	1,606,623
Interest expense	(732,566)	(336,349)	(93,566)	(1,381,345)

Total other income (expenses) (restated)	14,932,873	(3,278,612)	(13,979,673)	(1,586,425)

Net loss (restated)	$(13,494,565)	$(17,600,039)	$(21,717,870)	$(63,095,890)

Basic and diluted net loss per share (restated)	$(0.92)	$(1.72)	$(2.96)

Shares used in computing basic and diluted net loss per common share	14,642,745	10,220,223	7,329,876

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2002
(Restated)

									Accumulated Other Comp- rehensive Income (Loss)
	Convertible Exchangeable Preferred Stock							Deficit Accumulated During Development Stage		Shareholders' Equity (Net Capital Deficiency)
			Preferred Stock		Common Stock
							Deferred Stock-Based Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at inception (Aug. 7, 1995)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders on Aug. 7, 1995 in exchange for shares held by them in M6 Pharmaceuticals			—	—	2,066,666	—	—	—	—	—
Issuance of common stock for cash to investors at approx. $0.0009 per share on Nov. 15, 1995			—	—	1,196,491	1,000	—	—	—	1,000
Issuance of Series A convertible preferred stock for cash to investors at approx. $0.31 per share on Nov. 15, 1995, net of issuance costs of $67,241			2,447,368	682,759	—	—	—	—	—	682,759
Comprehensive loss and net loss			—	—	—	—	—	(600,668)	—	(600,668)

Balances at Dec. 31, 1995	—	—	2,447,368	682,759	3,263,157	1,000	—	(600,668)	—	83,091
Issuance of common stock for cash at various dates at $0.09 per share to employees and pursuant to stock option agreements			—	—	91,666	8,250	—	—	—	8,250
Deferred stock-based compensation related to grants of certain stock options			—	—	—	275,000	(275,000)	—	—	—
Comprehensive loss and net loss			—	—	—	—	—	(472,773)	—	(472,773)

Balances at Dec. 31, 1996	—	—	2,447,368	682,759	3,354,823	284,250	(275,000)	(1,073,441)	—	(381,432)
Issuance of Series B convertible preferred stock for cash at $1.00 per share			278,500	278,500	—	—	—	—	—	278,500
Conversion of preferred stock to common stock on Nov. 5, 1997 at a ratio of one share of common for three shares of preferred			(2,725,868)	(961,259)	908,615	961,259	—	—	—	—
Issuance of common stock and warrants for $6.10 per unit on Nov. 5, 1997 in connection with the initial public offering, net of issuance costs of $1,963,889			—	—	1,200,000	5,356,111	—	—	—	5,356,111
Deferred stock-based compensation related to grants of certain stock options			—	—	—	242,050	(242,050)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	116,336	—	—	116,336
Comprehensive loss and net loss			—	—	—	—	—	(1,236,452)	—	(1,236,452)

Balances at Dec. 31, 1997	—	—	—	—	5,463,438	6,843,670	(400,714)	(2,309,893)	—	4,133,063
Issuance of common stock to investors for $8.00 per share on Feb. 23, 1998, net of issuance costs of $507,846			—	—	1,000,000	7,492,154	—	—	—	7,492,154
Deferred stock-based compensation related to grants of certain stock options			—	—	—	430,200	(430,200)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	320,582	—	—	320,582
Issuance of common stock options to a consultant for services with an exercise price of $11.25 per share on Jun. 18, 1998			—	—	—	26,050	—	—	—	26,050
Comprehensive loss:
Net loss								(2,779,723)	—	(2,779,723)
Unrealized gains on available-for-sale securities			—	—			—	—	13,887	13,887

Comprehensive loss										(2,765,836)

Balances at Dec. 31, 1998	—	—	—	—	6,463,438	14,792,074	(510,332)	(5,089,616)	13,887	9,206,013

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2002 (continued)
(Restated)

									Accumulated Other Comp- rehensive Income (Loss)
	Convertible Exchangeable Preferred Stock							Deficit Accumulated During Development Stage		Shareholders' Equity (Net Capital Deficiency)
			Preferred Stock		Common Stock
							Deferred Stock-Based Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for cash on Feb. 16, 1999 for $3.00 per share to a consultant pursuant to a stock option agreement			—	—	1,666	4,998	—	—	—	4,998
Net exercise of common stock warrants at $7.63 per share in Jan. and Apr. 1999			—	—	9,973	—	—	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	228,148	—	—	228,148
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(5,193,800)	—	(5,193,800)
Unrealized losses on available-for-sale securities			—	—	—	—	—	—	(26,879)	(26,879)

Comprehensive loss, restated										(5,220,679)

Balances at Dec. 31, 1999, as restated	—	—	—	—	6,475,077	14,797,072	(282,184)	(10,283,416)	(12,992)	4,218,480
Issuance of Series A convertible exchangeable preferred stock to Elan Corp. on Jan. 21, 2000 for $1,000 per share net proceeds, restated	12,015	12,015,000
Issuance of common stock to Elan Corp. Corp. for $7.00 per on Jan. 21, 2000, net of issuance costs of $84,817, restated			—	—	714,286	4,915,183	—	—	—	4,915,183
Issuance of common stock options to a consultant for services with an exercise price of $4.75 per share on Feb. 4, 2000			—	—	—	9,600	—	—	—	9,600
Issuance of common stock options to a consultant for services with an exercise price of $3.75 per share on Jun. 7, 2000			—	—	—	5,044	—	—	—	5,044
Issuance of common stock options to a consultant for services with an exercise price of $3.31 per share on Sept. 14, 2000			—	—	—	4,500	—	—	—	4,500
Issuance of common stock options to a consultant for services with an exercise price of $3.25 per share on Sept. 20, 2000			—	—	—	46,000	—	—	—	46,000
Common stock and warrants issued to investors for $100,000 per unit on Nov. 15, 2000, net of issuance costs of $237,668			—	—	1,428,550	4,762,332	—	—	—	4,762,332
Issuance of common stock options to consultants for services with an exercise price of $4.44 per share on Dec. 8, 2000			—	—	—	52,548	—	—	—	52,548
Revaluation of common stock option issued to a consultant on Dec. 9, 1999			—	—	—	8,288	—	—	—	8,288
Amortization of deferred stock-based compensation			—	—	—	—	257,440	—	—	257,440
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(21,717,870)	—	(21,717,870)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	9,620	9,620

Comprehensive loss, restated										(21,708,250)

Balances at Dec. 31, 2000, as restated	12,015	12,015,000	—	—	8,617,913	24,600,567	(24,744)	(32,001,286)	(3,372)	(7,428,835)

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2002 (continued)
(Restated)

									Accumulated Other Comp- rehensive Income (Loss)
	Convertible Exchangeable Preferred Stock							Deficit Accumulated During Development Stage		Shareholders' Equity (Net Capital Deficiency)
			Preferred Stock		Common Stock
							Deferred Stock-Based Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of warrants in connection with a credit facility with an exercise price of $3.98 per share on Mar. 29, 2001			—	—	—	112,400	—	—	—	112,400
Common stock and warrants issued to investors for $8.43 per unit on Jun. 13, 2001, net of issuance costs of $953,715			—	—	2,908,922	11,328,401	—	—	—	11,328,401
Issuance of common stock options to consultants for services with an exercise price of $3.40 per share on Apr. 6, 2001			—	—	—	10,301	—	—	—	10,301
Issuance of common stock options to consultants for services with an exercise price of $4.30 per share on Jun. 5, 2001			—	—	—	27,601	—	—	—	27,601
Issuance of common stock options to a consultant for services with an exercise price of $5.50 per share on Nov. 7, 2001			—	—	—	13,425	—	—	—	13,425
Issuance of common stock for $3.00 per share on Nov. 16, 2001 to a consultant pursuant to a stock option agreement			—	—	3,333	9,999	—	—	—	9,999
Issuance of common stock options to a consultant for services with an exercise price of $5.80 per share on Dec. 17, 2001			—	—	—	6,430	—	—	—	6,430
Amortization of deferred stock-based compensation			—	—	—	—	24,744	—	—	24,744
Comprehensive loss:
Net loss			—	—	—	—	—	(17,600,039)	—	(17,600,039)
Realized gains on available-for-sale securities			—	—	—	—	—	—	3,372	3,372

Comprehensive loss										(17,596,667)

Balances at Dec. 31, 2001, as restated	12,015	12,015,000	—	—	11,530,168	36,109,124	—	(49,601,325)	—	(13,492,201)

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2002 (continued)
(Restated)

									Accumulated Other Comp- rehensive Income (Loss)
	Convertible Exchangeable Preferred Stock							Deficit Accumulated During Development Stage		Shareholders' Equity (Net Capital Deficiency)
			Preferred Stock		Common Stock
							Deferred Stock-Based Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued to consultants pursuant to a stock option agreement for $4.06 per share in Jan. 2002			—	—	40,000	162,500	—	—	—	162,500
Common stock issued to an investor pursuant to a warrant agreement for $6.00 per share on Jan. 29, 2002			—	—	4,167	25,002	—	—	—	25,002
Common stock issued to investors pursuant to cashless exercise of warrant agreements on Feb. 4, 2002			—	—	98,974	—	—	—	—	—
Issuance of common stock options to a consultant for services with an exercise price of $5.00 per share on Mar. 21, 2002			—	—	—	6,605	—	—	—	6,605
Common stock and warrants issued to investors for $3.83 per share on Mar. 22, 2002, net of issuance costs of $731,366			—	—	2,300,000	8,077,634	—	—	—	8,077,634
Issuance of common stock options to a consultant for services with an exercise price of $4.25 per share on May 30, 2002			—	—	—	4,430	—	—	—	4,430
Common stock and options issued to Biovail for $5.00 per share on Jul. 9, 2002, net of issuance costs of $66,708			—	—	2,465,878	12,262,682	—	—	—	12,262,682
Issuance of common stock options to a consultant for services with an exercise price of $2.90 per share on Sep. 5, 2002			—	—	—	6,375	—	—	—	6,375
Common stock issued to an employee pursuant to a stock option exercise for $0.09 per share on Nov. 6, 2002			—	—	16,667	1,500	—	—	—	1,500
Issuance of common stock options to consultants for services with an exercise price of $1.95 per share on Dec. 11, 2002			—	—	—	14,248	—	—	—	14,248
Common stock issued to a consultant pursuant to a stock option exercise for $1.95 per share on Dec. 30, 2002			—	—	4,712	9,188	—	—	—	9,188
Comprehensive loss:
Net loss			—	—	—	—	—	(13,494,565)	—	(13,494,565)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	2,736	2,736

Comprehensive loss										(13,491,829)

Balances at Dec. 31, 2002	12,015	$12,015,000	—	$—	16,460,566	$56,679,288	$—	$(63,095,890)	$2,736	$(6,413,866)

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period From Inception (August 7, 1995) to December 31, 2002
	2002	2001	2000 (Restated)
Operating Activities
Net loss (restated)	$(13,494,565)	$(17,600,039)	$(21,717,870)	$(63,095,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture (restated)	2,435,667	3,173,409	14,202,627	19,811,703
Depreciation and amortization	745,144	586,067	304,323	2,349,860
Accrued interest expense on shareholder notes	558,151	233,820	30,043	835,632
Amortization of deferred compensation	—	24,744	257,440	947,250
Value of stock options issued for services	31,658	57,757	125,980	241,445
Purchase of in-process research and development	—	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	95,408	(375,502)	(21,775)	(301,869)
Receivable from joint venture	642,793	(210,480)	(432,313)	—
Other current assets	(336,872)	(28,813)	719	(534,351)
Other assets	2,158	(278)	(289,289)	(292,034)
Accounts payable and other accrued liabilities	4,732,781	1,506,026	813,458	7,403,829
Accrued compensation	(17,024)	201,044	(29,576)	362,015
Other current liabilities	167,448	33,790	103,928	305,166

Net cash used in operating activities	(4,437,253)	(12,398,455)	(6,652,305)	(31,669,090)

Investing Activities
Investment in unconsolidated joint venture	(3,281,512)	(3,011,892)	(13,518,299)	(19,811,703)
Expenditures for property and equipment	(463,772)	(1,325,149)	(899,326)	(3,818,088)
Purchases of marketable securities	(8,691,322)	(4,438,627)	(3,810,600)	(23,908,388)
Maturities of marketable securities	—	7,053,580	4,793,567	15,214,109

Net cash used in investing activities	(12,436,606)	(1,722,088)	(13,434,658)	(32,324,070)

Financing Activities
Payments of capital lease obligations	(20,671)	(39,434)	(41,771)	(314,989)
Proceeds from equipment loan	—	1,347,139	—	1,947,006
Payments of equipment loan	(542,250)	(265,720)	(123,043)	(1,051,189)
Proceeds from issuance of notes	3,281,512	3,011,892	1,503,299	8,846,703
Payments of notes	—	—	—	(1,000,000)
Payment of shareholder loans	—	—	—	(294,238)
Proceeds from issuance of common stock	20,538,506	11,338,400	9,677,515	55,378,193
Proceeds from issuance of preferred stock	—	—	12,015,000	12,015,000

Net cash provided by financing activities	23,257,097	15,392,277	23,031,000	75,526,486

Net increase in cash and cash equivalents	6,383,238	1,271,734	2,944,037	11,533,326
Cash and cash equivalents at beginning of period	5,150,088	3,878,354	934,317	—

Cash and cash equivalents at end of period	$11,533,326	$5,150,088	$3,878,354	$11,533,326

Supplemental Schedule of Noncash Financing and Investing Activities
Value of warrants issued in connection with debt financing	$—	$112,400	$—	$112,400

Acquisition of property and equipment under capital leases	$39,994	$—	$4,322	$352,512

Assumption of net liabilities of M6 Pharmaceuticals at inception (August 7, 1995)	$—	$—	$—	$298,154

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$732,566	$336,349	$93,566	$1,381,345

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

        As of December 31, 2002, the Company had approximately $20,218,000 in cash, cash equivalents and marketable securities, working capital of $12,480,000 and accumulated net losses of $63,096,000. In the course of its development activities, the Company expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company expects its existing capital resources will permit it to meet its capital and operational requirements at least through December 31, 2003.

Restatement of Financial Information

        The accompanying balance sheets and statements of redeemable preferred stock and shareholders' equity as of December 31, 2001 and 2000 have been restated to present the Company's Series A convertible exchangeable preferred stock ("Series A Preferred Stock"), with a carrying amount of $12,015,000, outside of permanent shareholders' equity, as a result of the application of Emerging Issues Task Force ("EITF") Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, DepoMed Development, Ltd. ("DDL"), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan"). Shares of the Series A Preferred Stock are exchangeable for a portion of the Company's investment in DDL. The effect of this restatement is to reduce total shareholders' equity by $12,015,000 for the periods presented. See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Series A Preferred Stock.

        Net loss per common share for the years ended December 31, 2001 and 2000 has been restated to eliminate the 7% annual dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders. As the dividends are only convertible into DepoMed's common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5. See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Series A Preferred Stock.

        The statements of redeemable preferred stock and shareholders' equity as of December 31, 2000 and 1999 have also been restated to present the Company's Series A Preferred Stock as issued in 2000 instead of in 1999 when such securities were originally recorded as "issuable securities". Upon further analysis, the Company's management is no longer able to assert that the capital stock issuance occurred prior to December 31, 1999, and therefore, such amounts have been amended in the statements of redeemable preferred stock and shareholders' equity to reflect the issuance of the capital stock in the year ended December 31, 2000. This restatement does not affect the Company's financial position at December 31, 2000, 2001 or 2002, or the statements of operations or cash flows for any of the periods presented.

        The equity loss in the joint venture for the year ended December 31, 2000 has also been restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000. These amounts represent the Company's share of the net loss of DDL. DDL incurred an expense of $15,000,000 when it acquired the license from Elan to certain in-process technology to be used in the development of unproven novel therapeutic products. Upon further analysis, the Company's management is no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999. Therefore, such amounts have been amended to reflect the associated license expenses in the year ended December 31, 2000. This restatement does not affect accumulated deficit at December 31, 2002, 2001 or 2000. See Note 3 of the Notes to Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc.

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

	Year Ended December 31,
	2001	2000
As previously reported:
Equity loss in joint venture	$(3,173,409)	$(2,187,627)
Net loss	(17,600,039)	(9,702,870)
Preferred dividend	(913,000)	(807,000)
Net loss applicable to common shareholders	$(18,513,039)	$(10,509,870)
Basic and diluted net loss per common share	$(1.81)	$(1.43)
As restated:
Equity loss in joint venture	$(3,173,409)	$(14,202,627)
Net loss	(17,600,039)	(21,717,870)
Basic and diluted net loss per share	$(1.72)	$(2.96)

2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. At December 31, 2002, the contractual period for all available-for-sale debt securities is within one year. All marketable securities are classified as available-for-sale. These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity (net capital deficiency).

        Securities classified as available-for-sale as of December 31, 2002 and 2001 are summarized below. Estimated fair value is based on quoted market prices for these investments.

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. corporate securities:
Total included in cash and cash equivalents	$7,090,020	$—	$7,090,020
Total included in marketable securities	8,681,912	2,736	8,684,648

Total available-for-sale	$15,771,932	$2,736	$15,774,668

December 31, 2001:
U.S. corporate securities:
Total included in cash and cash equivalents	$846,983	$—	$846,983
Total included in marketable securities	—	—	—

Total available-for-sale	$846,983	$—	$846,983

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

Stock-Based Compensation

        As permitted under Statement of Financial Accounting Standards ("FAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees. Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company's common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company's common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant. Any such deferred stock-based compensation is amortized over the vesting period of the individual options. Pro forma net loss information using the fair value method accounting for grants of stock options to employees is included in shown below:

	Year Ended December 31,
	2002	2001 (Restated)	2000 (Restated)
Net loss—as reported	$(13,494,565)	$(17,600,039)	$(21,717,870)
Add: Total stock-based compensation expense, included in the determination of net loss as reported	—	24,744	257,440
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	(1,390,686)	(1,166,957)	(1,105,782)

Net loss—pro forma	$(14,885,251)	$(18,742,252)	$(22,566,212)

Net loss per share—as reported	$(0.92)	$(1.72)	$(2.96)
Net loss per share—pro forma	$(1.02)	$(1.83)	$(3.08)

        Options granted to non-employees are accounted for at fair value using the Black-Scholes Option Valuation Model in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and may be subject to periodic revaluation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

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

	2002		2001		2000
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Stock Options	3,299,690	$3.78	2,613,092	$4.37	1,803,711	$4.16
Warrants	1,818,629	$4.56	3,592,565	$5.80	1,879,935	$7.10
Convertible preferred shares and accrued interest	1,380,373	—	1,144,583	—	1,068,500	—
Convertible promissory note and accrued interest	950,244	—	477,905	—	153,334	—
Biovail Conditional Option	821,959	$5.13	—	—	—	—
Biovail Purchaser's Option	210,835	$5.43	—	—	—	—

	8,481,730		7,828,145		4,905,480

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

Valuation of Exchange Option of Series A Preferred Stock

        The Company periodically monitors the redemption value of the Series A Preferred Stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to the Company, upon exchange by Elan. If and when the redemption value of the Series A Preferred Stock exceeds its then current carrying value, the Company will accrete the carrying value of the Series A Preferred Stock to the redemption value and recognize a corresponding dividend to the Series A Preferred shareholder. The Company will recognize subsequent increases or decreases in redemption value of the Series A Preferred Stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series A Preferred Stock below the original basis of $12.0 million. The determination of fair value of the joint venture requires the Company to make estimates and assumptions that relate, in part, to the potential success of the joint venture's ongoing research and development activities. There is inherent risk in making such assumptions and, as a result, actual fair value may differ from such estimates of fair value.

Comprehensive Income

        Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in shareholders' equity, to be included in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2002, 2001 and 2000 has been reflected in the Statements of Redeemable Preferred Stock and Shareholders' Equity (Net Capital Deficiency).

Long-Lived Assets

        In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to the Company's long-lived assets, which consist primarily of property and equipment.

Income Taxes

        Income taxes are computed in accordance with FAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Under FAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

        The estimated fair value of long-term debt and notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Segment Information

        The Company follows FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. FAS No. 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment and has operations solely in the United States.

Recently Issued Accounting Standards

        On June 30, 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 is not expected to have an impact on the Company's financial position and results of operations.

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. FAS No. 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, Accounting for Stock Issued to Employees, to account for employee stock options.

        In November 2002, the FASB issued Interpretation No. 45 (or "FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have an impact on its results of operations and financial position.

        In January 2003, the FASB issued Interpretation No. 46 (or "FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of FIN 46 did not have an impact on its results of operations and financial position.

3. Collaborative Arrangements and Contracts

Elan Corporation, plc

        In November 1999, the Company entered into an agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to form a joint venture to develop products using drug delivery technologies and expertise of both Elan and DepoMed. In January 2000, the definitive agreements were signed to form this joint venture, DepoMed Development, Ltd. ("DDL"), a Bermuda limited liability company. DDL is owned 80.1% by the Company and 19.9% by Elan. DDL has subcontracted research and development efforts to DepoMed, Elan and others. In January 2000, under the terms of the agreement, DDL paid $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired relate to very early stage technology that, in the opinion of management, have not reached technological feasibility and have no future alternative uses. DepoMed also licensed certain drug delivery technologies to DDL on a non-exclusive basis.

        The agreement also provided for the following terms and transactions:

  •
  Elan purchased 717,286 shares of DepoMed's common stock at $7.00 per share. The shares purchased are unregistered and have registration rights. The proceeds were used by DepoMed without restriction.

  •
  Elan purchased 12,015 shares of DepoMed Series A Preferred Stock at $1,000 per share. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of the Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after January 2002, at Elan's option, into DepoMed's common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company's March 2002 financing, the conversion price has been adjusted to $10.66 per share. Additionally, Elan has the right to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan's ownership in DDL to 50%. This exchange option is exercisable between January 2002 and January 2006. The exchange right will terminate if the Series A Preferred Stock is converted into the DepoMed's common stock unless this conversion occurs as a result of a liquidation or upon the occurrence of certain transactions involving a change of control of DepoMed. DepoMed was required to use the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock, both classes of stock were purchased at $1,250 per share, to fund DepoMed's share of DDL's initial capitalization.

  •
  Elan purchased 2,388 shares of DDL preferred stock for $1,250 per share, a 19.9% interest in DDL.

  •
  DepoMed, at its sole discretion, funded 80.1% of the joint venture research and development costs up to $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL's cash requirements up to a maximum of $1,990,000 through September 2002. On a quarterly basis, the Elan and DepoMed directors of DDL reviewed and mutually agreed on the next quarter's funding of DDL's cash needs. DDL does not have any fixed assets or employees and its primary focus was to conduct research and development for potential products using the intellectual property of Elan and DepoMed. As of August 2002, DDL has discontinued subcontracting research and development services to DepoMed, Elan and others. DepoMed has been seeking Elan's agreement to dissolve DDL. However, if Elan elects to exercise its exchange option on the Series A Preferred Stock, Elan must also repay DepoMed 30.1% of joint venture funding paid by DepoMed. Upon repayment by Elan, both DepoMed and Elan will have shared evenly in funding the joint venture's historical operating loss.

  •
  Elan made a loan facility available to DepoMed for up to $8,010,000. The unused portion of the loan facility of $213,000 expired on September 30, 2002. The purpose of this loan was to support DepoMed's share of the joint venture's research and development costs pursuant to a convertible promissory note issued by the Company to Elan. The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. The original conversion price of the note and accrued interest was $10.00; however, as a result of the Company's March 2002 financing, the conversion price has been adjusted to $9.07 per share.

        DDL has the ability to license any future products to a third party; however, Elan has a limited right of first negotiation. Any license granted to Elan must be done on the basis of "arm's length" pricing.

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

        DDL recognized a net loss of approximately $3,041,000, $3,962,000 and $24,734,000 for the periods ending December 31, 2002 and 2001 and the period from inception (January 7, 2000) to December 31, 2002, respectively. The net loss from inception to December 31, 2002 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies to be used in the development of unproven therapeutic products.

        DepoMed's equity in the loss in DDL for the for the periods ended December 31, 2000 and 1999 has been restated to record $12,015,000 originally expensed in the period ended December 31, 1999 to the year ended December 31, 2000. This amount represents DepoMed's share of the net loss of DDL. DDL incurred $15,000,000 of expenses acquiring a license to certain in-process technologies from Elan. Upon further analysis, DepoMed's management is no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999. Therefore, such amounts have been amended to reflect the associated license expenses in the year ended December 31, 2000. DepoMed recognized 80.1% of DDL's loss, or approximately $2,436,000, $3,173,000 and $19,812,000 for the years ended December 31, 2002 and 2001 and for the period from inception to December 31, 2002, respectively. DepoMed's equity in the loss of DDL is based on 100% of DDL's losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan. The costs incurred by DepoMed approximated the revenue recognized under the arrangement. To date, DDL has not recognized any revenue. At December 31, 2002, DDL had no liabilities. At December 31, 2001, DDL had current liabilities of $1,056,000. As DepoMed's funding obligation equals its equity in net loss of DDL, DepoMed had no carrying value of its DDL investment at December 31, 2002 and 2001.

Undisclosed Collaborative Partner

        In January 2001, the Company signed an interim letter agreement with an undisclosed collaborative partner to begin feasibility studies with an undisclosed drug. Under the interim letter agreement, all research and development work with the partner's drug were funded by the partner. The Company does not expect to receive any future revenues to fund the development program from the undisclosed collaborative partner. In accordance with the agreement, the Company recognized revenues of approximately $12,900 and $1,414,000 during 2002 and 2001, respectively. The costs associated with research and development approximated the revenue recognized under the agreement. As of December 31, 2002 and 2001, there was $12,900 and $314,000, respectively, receivable under the agreement.

Biovail Laboratories Incorporated

        In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated ("Biovail") an exclusive license in the United States and Canada to manufacture and market Metformin GR™. Under the terms of the agreement, the Company is responsible for completing the clinical development program in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to the Company upon approval by the U.S. Food and Drug Administration and further provides for royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to the Company of $35.0 million. The Company has an option to have Biovail assume Metformin GR research and development expenses, in which case future payments to the Company under the agreement would be materially reduced.

        The transaction was subject to review by U.S. antitrust regulatory authorities, and the review period expired on July 8, 2002 without objection by the regulatory authorities.

        In July 2002, Biovail purchased approximately 2.5 million shares and received two options to purchase additional shares of the Company's common shares in an amount sufficient for Biovail to hold 20% of the Company's common stock. See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Private Placements.

ActivBiotics, Inc.

        In October 2002, the Company signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics' antibiotic compound, Rifalazil™. Under the agreement, ActivBiotics will fund the Company's research and development expenses related to the feasibility studies. The Company recognized revenues of approximately $230,000 during 2002 which approximated the costs recognized under the agreement. At December 31, 2002, the amount receivable under this agreement totaled $230,000.

4. Property and Equipment

        For the years ended December 31, property and equipment consists of the following:

	2002	2001
Furniture and office equipment	$762,483	$611,276
Laboratory equipment	2,310,163	1,981,419
Leasehold improvements	834,403	810,588

	3,907,049	3,403,283
Less accumulated depreciation and amortization	(2,073,841)	(1,338,108)

	$1,833,208	$2,065,175

        Property and equipment includes assets under capitalized leases of $58,226 and $148,966 at December 31, 2002 and 2001, respectively. Accumulated amortization related to assets under capital leases is included in accumulated depreciation and amortization and totals $12,672 and $33,762 at December 31, 2002 and 2001, respectively.

5. Commitments and Contingencies

Convertible Promissory Note

        In January 2000, the Company signed an agreement to issue a convertible promissory note to Elan Corporation, plc, for up to $8,010,000 through September 2002 to fund research and development of DDL, its joint venture. The note is due in January 2006 and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. At Elan's option, the note is convertible into the Company's common stock. An anti-dilution provision of the note was triggered by the Company's March 2002 financing (See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders' Equity, Private Placements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company's common stock from $10.00 per share to $9.07 per share. Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature triggered. As of December 31, 2002 and 2001, there was $8,619,000 and $4,779,000, respectively, outstanding related to the note. The outstanding amounts include accrued interest of $822,000 and $264,000 at December 31, 2002 and 2001, respectively. The unused portion of the convertible promissory note of $213,000 expired on September 30, 2002.

        As a result of the sale of securities to Biovail Laboratories, Inc. in July 2002, Elan had the right to terminate the technology license agreement between Elan and DDL, which in turn could have resulted in Elan's ability to accelerate the payment of the promissory note due from the Company to Elan. In November 2002, the Company and Elan entered into an agreement whereby Elan waived its right to terminate the technology license from Elan to DDL. As a result of the waiver, Elan has no right to accelerate the Company's payment obligation under the convertible promissory note issued to Elan.

Long-term Debt

        The Company entered into a $600,000 equipment financing credit facility with a third party in 1998. The credit facility allowed the Company to borrow up to $600,000 through July 1999. At

December 1998, the Company had utilized approximately $494,000 of the credit facility, at an annual percentage rate of 12.2%. Equal payments of principal and interest of approximately $12,000 were due monthly through November 2002 with a balloon payment of approximately $49,000 due and paid December 2002. In June 1999, the Company financed additional equipment of approximately $106,000 under the agreement, at an annual percentage rate of 13.5%. Equal payments of approximately $2,500 are due monthly through May 2003 with a balloon payment of approximately $10,500 due June 2003. The remaining financed equipment serves as collateral for the remaining loan.

        In March 2001, the Company entered into a secured equipment financing credit facility. The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001. The interest rate was recalculated with each draw at 7.5% above the then current thirty-six (36) month US Treasury Note rate. At the end of December 2001, the Company had utilized approximately $1,347,000 of the credit facility. The first draw under the facility, completed in March 2001, was $587,500, at an annual interest rate of 12.0%. Equal payments of principal and interest of approximately $20,000 are due monthly through April 2004. The second draw under the facility, completed in September 2001, was $567,900, at an annual interest rate of 11.64%. Equal payments of principal and interest of approximately $16,500 are due monthly through March 2005. The third and final draw under the facility, completed in December 2001, was $192,000, at an annual interest rate of 11.65%. Equal payments of principal and interest of approximately $5,600 are due monthly through July 2005. The unused portion of the credit facility of $653,000 expired on December 31, 2001. Loans under the facility were collateralized initially by a security interest in all of the Company's assets until the Company completed one or more financings of an aggregate of at least $10,000,000. As a result of the financing completed in June 2001, the security interest in the Company's assets was released in March 2002. The financed equipment will serve as collateral for the remaining duration of the loans.

        In connection with the March 2001 credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company's common stock at $3.98 per share. The warrants are exercisable until March 2006. The Company valued the warrants using the Black-Scholes Option Valuation Model and treated the resulting value of $112,400 as debt issuance costs. These costs are offset against the debt obligation and will be amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method. During the year, $26,448 was amortized into interest expense.

Leases

        The Company leases its facilities under a non-cancelable operating lease that expires in March 2005, with an option to extend the lease term for an additional five years.

        Future minimum payments under the operating leases, capital leases and long-term debt at December 31, 2002, together with the present value of those minimum payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$656,821	$24,891	$523,198
2004	676,265	20,346	343,352
2005	141,772	8,478	88,652

	$1,474,858	53,715	955,202

Less amount representing interest		(16,192)	(105,670)

Present value of future lease payments		37,523	849,532
Less current portion		(14,870)	(447,298)

Non-current portion		$22,653	$402,234

        Rent expense for the years ended December 31, 2002, 2001, 2000 and for the period from inception to December 31, 2002 was approximately $661,000, $713,000, $554,000 and $2,704,000, respectively.

6. Related Party Transactions

Financial Consulting Agreement

        In 1998, the Company entered into a three-year agreement with a financial advisor. As consideration for services to be rendered under this arrangement, the Company granted the financial advisor options to purchase 40,000 shares of common stock at an exercise price of $4.0625 per share and 20,000 shares of common stock at an exercise price $9.625 per share. The options were fully vested as of the date of grant. The fair value of these options was $430,200, as determined using the Black-Scholes Option Valuation Model. The value of these options was amortized ratably over the three-year term of the consulting agreement, which ended December 31, 2001.

Consulting Agreements

        In September 1998, the Company entered into a consulting agreement with Burrill & Co., whereby the Company is required to pay a monthly retainer of $5,000 and other fees related to partnering arrangements. The principal of Burrill & Co., G. Steven Burrill, is a director of the Company. Through December 31, 2002, 2001 and 2000, the Company paid a total of $60,000, $60,000 and $55,000, respectively, in connection with this agreement. The Company may terminate the arrangement at any time with sixty days notice.

        In May 2000, the Company entered into a consulting agreement with John W. Shell, Ph.D. to provide services related to business development, new product opportunities and intellectual property. Dr. Shell is the founder of the Company and retired as Chairman and Chief Scientific Officer of the Company in April 2000. Dr. Shell is currently serving as a director of the Company. For the year ended December 31, 2002, no fees were paid under the agreement. For the years ended December 31, 2001 and 2000, the Company paid a total of $375 and $44,204, respectively, in fees associated with the agreement.

Elan Corporation, plc

        In January 2000, the Company formed a joint venture, DepoMed Development, Ltd. ("DDL"), with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. DDL, a Bermuda limited liability company, is initially owned 80.1% by DepoMed and 19.9% by Elan (See Note 3 of the Notes to Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

AVI BioPharma, Inc.

        In June 2000, the Company entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI's proprietary NEUGENE® antisense agents. The Company's President and Chief Executive Officer, John W. Fara, is currently serving as a director of AVI BioPharma, Inc. No revenues have been received under this agreement in 2000, 2001 or 2002.

7. Redeemable Preferred Stock and Shareholders' Equity

Series A Preferred Stock

        In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan to fund its 80.1% share of the initial capitalization of DDL. At Elan's option, the Series A Preferred Stock is convertible into the Company's common stock or may be exchanged for a 30.1% interest in DDL. Because of this exchange feature, the Company has classified its Series A Preferred Stock, in the amount of $12,015,000, outside of permanent equity at December 31, 2002 and 2001, in accordance with EITF Topic No. D-98. If Elan elects to exchange the Series A Preferred Stock for a 30.1% interest in DDL, Elan would also be required to reimburse DepoMed for 30.1% of DDL's historical losses. The Company has had discussions with Elan relating to the dissolution of DDL. Elan has indicated to the Company that it may be in a position to convert the Series A Preferred Stock into common stock in 2004. If Elan elects to convert the Series A Preferred Stock into the Company's common stock, $12,015,000 will be reclassified to permanent equity.

        The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock dividend is convertible at anytime after January 2002 into the Company's common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company's March 2002 financing, the conversion price has been adjusted to $10.66 per share. As the preferred dividends are only convertible into DepoMed common stock, the amounts calculated as dividends are accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("Issue No. 98-5"). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5.

        As of December 31, 2002, 1,380,373 shares of common stock were reserved for issuance upon conversion of the Series A Preferred Stock and dividends.

Initial Public Offering

        The Company completed its initial public offering of common stock and common stock purchase warrants on November 5, 1997. The offering consisted of 1,200,000 units ("Units"), each Unit consisting of one share of common stock, no par value, and a warrant to purchase one share of common stock at an exercise price of $7.625 per share. The warrants expired on November 4, 2002. The Company offered these Units to the public at a price of $6.10 per Unit. Upon the completion of the initial public offering, all of the previously issued convertible preferred shares outstanding as of the closing date were automatically converted into 908,615 shares of common stock. The shares and warrants comprising the Units were detached and began trading separately on December 1, 1997. In connection with the initial public offering, the Company issued warrants to purchase 117,917 Units ("Representative's Warrants"). The Representative's Warrants were exercisable at a price of $7.625 per Unit and expired on November 4, 2002. The warrants issuable upon exercise of the Representative's Warrants were exercisable at $7.625 per warrant and also expired on November 4, 2002.

        In connection with a bridge financing, which was funded and repaid in November 1997, the Company issued to the bridge financing investors warrants to purchase 81,254 shares exercisable at $6.00 per share and 2,084 shares exercisable at $7.625 per share. The bridge warrants expired on April 7, 2002. The value of the warrants was deemed to be immaterial; therefore, the Company did not record any value for these warrants.

Private Placements

        On February 6, 1998, the Company completed a private placement of 1,000,000 shares of common stock for $8.00 per share, with net proceeds of approximately $7,500,000.

        On January 21, 2000, the Company issued 714,286 shares of common stock and 12,015 shares of Series A Preferred Stock to Elan Corporation for consideration of $5,000,000 and $12,015,000, respectively. These transactions were completed in conjunction with the formation of a joint venture between Elan Corporation, plc and the Company. (See Note 3 of the Notes to Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

        In November 2000, the Company completed a private placement of a combination of common stock and warrants, with net proceeds of approximately $4,762,000. The private placement consisted of 50 units, each unit consisting of 28,571 shares of common stock, no par value, and warrants to purchase 7,142 shares of common stock at an exercise price of $5.50 per share. The warrants may be exercised at any time until November 14, 2004. The Company offered these units to private investors at a price of $100,000 per unit. Additionally, the Company issued 42,856 of the warrants as a commission to a broker.

        In June 2001, the Company completed a private placement of a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,331,000. All of the warrants are exercisable until June 2006 at a weighted-average exercise price of $4.38.

        In March 2002, the Company completed a private placement of 2,300,000 shares of common stock for $3.83 per share, with net proceeds of $8,078,000. Additionally, the Company issued warrants as a commission to a broker to purchase 121,981 shares of common stock. The warrants are exercisable until March 2006 at an exercise price of $4.875.

        In July 2002, Biovail Laboratories, Inc. purchased 2,465,878 shares of the Company's common stock at $5.00 per share, with net proceeds of $12,263,000. Additionally, Biovail received a one-year option to purchase up to 821,959 shares of the Company's common stock at $5.125 per share, subject to a call provision which is triggered if the common stock price exceeds $6.50 for 20 out of 30 consecutive trading days anytime after November 6, 2002. Biovail also received a three-year option to purchase additional shares of the Company's common stock in an amount sufficient for Biovail to hold 20% of the Company's common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly. At December 31, 2002, the three-year option is exercisable at $5.43 per share.

        As of December 31, 2002, 1,818,629 shares of common stock were reserved for issuance for all outstanding warrants and 1,032,794 shares were reserved for the one-year and three-year options issued to Biovail.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. In December 2002, the Board of Directors approved an increase to the 1995 Plan of 1,306,811 shares subject to shareholders' approval at the Company's Annual Meeting of Shareholders to be held on May 29, 2003 (the "2003 Annual Meeting"). As of December 31, 2002, a total of 4,048,767 shares of common stock have been reserved for issuance under the 1995 Plan. The 1995 Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees, directors and consultants of the Company.

        Generally, the exercise price of all incentive stock options and nonstatutory stock options granted under the 1995 Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of an incentive stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

        A summary of the Company's stock option activity and related information for the period from inception (August 7, 1995) to December 31, 2002 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(120,000)	120,000	$0.09

Balance at December 31, 1995	130,000	120,000	$0.09
Options granted at fair value	(3,334)	3,334	$0.09
Options granted below fair value	(83,333)	83,333	$0.90
Options exercised	—	(91,666)	$0.09

Balance at December 31, 1996	43,333	115,001	$0.68
Shares authorized	750,000	—	—
Options granted at fair value	(369,166)	369,166	$4.12
Options granted below fair value	(153,333)	153,333	$3.00
Options exercised	—	—	—

Balance at December 31, 1997	270,834	637,500	$3.23
Shares authorized	200,000 (1)	—	—
Options granted at fair value	(296,498)	296,498	$8.10
Options granted below fair value	(60,000)	60,000	$5.92
Options forfeited	7,500	(7,500)	$3.75

Balance at December 31, 1998	121,836	986,498	$4.85
Shares authorized	600,000	—	—
Options granted at fair value	(363,551)	363,551	$2.93
Options exercised	—	(1,666)	$3.00
Options forfeited	21,000	(21,000)	$7.29

Balance at December 31, 1999	379,285	1,327,383	$4.29
Shares authorized	600,000	—	—
Options granted at fair value	(485,328)	485,328	$3.90
Options forfeited	4,000	(4,000)	$5.47
Options expired	5,000	(5,000)	$11.25

Balance at December 31, 2000	502,957	1,803,711	$4.16
Shares authorized	500,000 (2)	—	—
Options granted at fair value	(812,714)	812,714	$4.83
Options exercised	—	(3,333)	$3.00

Balance at December 31, 2001	190,243	2,613,092	$4.37
Shares authorized	1,306,811 (3)	—	—
Options granted at fair value	(780,227)	780,227	$1.89
Options exercised	—	(61,379)	$2.82
Options forfeited	12,250	(12,250)	$4.50

Options expired	20,000	(20,000)	$9.63

Balance at December 31, 2002	749,077	3,299,690	$3.78

(1)
In December 1998, the Board of Directors approved an increase of 200,000 shares to the 1995 Plan which was approved by the shareholders at the Annual Meeting of Shareholders on June 2, 1999.

(2)
In June 2001, the Board of Directors approved an increase of 500,000 shares to the 1995 Plan which was approved by the shareholders at the Annual Meeting of Shareholders on May 30, 2002.

(3)
In December 2002, the Board of Directors approved an increase of 1,306,811 shares to the 1995 Plan subject to shareholder approval at the Annual Meeting of Shareholders on May 29, 2003.

        In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the Plan by 1,306,811 shares. This increase will not be submitted for shareholder approval until the 2003 Annual Meeting of Shareholders on May 29, 2003. In December 2002, the Company granted options to purchase approximately 558,000 shares out of the proposed 1,306,811 share increase of common stock at an exercise price of $1.71, which represented the fair market value of the Company's common stock on the date of grant. However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained. Accordingly, if on such date the fair market value of the underlying common stock is greater than the exercise price, the Company will be required to recognize the difference as a non-cash compensation expense to be recognized over the vesting period of the related stock options. If the fair market value of the Company's common stock is significantly higher than the exercise price on this date, the Company's future operating results could be materially impacted. The fair market value of the Company's common stock at December 31, 2002 was $2.00.

        Exercisable options at December 31, 2002, totaled 1,856,125. Exercise prices for options outstanding as of December 31, 2002 ranged from $0.09 to $10.25. The following table summarizes information about options outstanding at December 31, 2002:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$0.09-1.95	792,080	$1.61	9.14	104,580	$0.85
$2.88-3.75	1,327,765	$3.37	6.35	1,064,255	$3.37
$4.19-5.80	867,345	$4.95	8.15	374,874	$4.93
$6.10-7.75	265,500	$7.43	5.68	265,500	$7.43
$9.50-10.25	47,000	$9.70	5.30	46,916	$9.70

	3,299,690			1,856,125

2002 Stock Option Plan

        In December 2002, the Board of Directors adopted the Company's 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan provides for the granting of nonstatutory stock options to employees, directors and consultants of the Company. The 2002 Plan is not subject to shareholder approval. Options may be granted under the 2002 Plan only if the Company's shareholders do not approve the proposed increase in the number of shares reserved for issuance under the 1995 Plan. If the Company's shareholders approve the increase in the 1995 Plan at the 2003 Annual Meeting, the 2002 Plan will terminate and no options will be granted thereunder.

        Generally, the exercise price of all nonstatutory stock options granted under the 2002 Plan must be at least 85% of the fair value of the common stock of the Company on the grant date. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

        At December 31, 2002, the Company had 4,048,767 common shares reserved for issuance under the all stock option plans.

Stock-Based Compensation

        During 1996, the Company adopted FAS No. 123, Accounting for Stock-Based Compensation. In accordance with FAS No. 123, the Company applies APB No. 25, Accounting for Stock Issued to Employees, in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees at fair value, but does recognize compensation expense for options granted at prices below fair value. The valuation related to stock options granted to non-employees in 1996 was immaterial and, therefore, no value was recorded in the financial statements in 1996 for such options. The Company used the minimum value method to determine the fair value of stock options at the grant date issued in 1996, and in 1997, up to the date of the initial public offering. Options granted subsequent to the Company's initial public offering were valued using the Black-Scholes Option Valuation Model. The weighted-average assumptions used for 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
	2002	2001	2000
Risk free interest rate	4.04%	5.18%	6.10%
Expected dividend yield	0	0	0
Expected option life in years	4.06	4	4
Expected stock price volatility	.85	.82	.82

        The weighted-average estimated fair value of employee stock options was $1.20, $3.04 and $2.47 per share for stock options granted in 2002, 2001 and 2000, respectively.

        The option valuation models used in 2002, 2001 and 2000, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For pro forma purposes, the estimated fair value of the options is amortized to expense over the option's vesting period. If the Company had elected to recognize compensation expense based on the fair value of the options granted on the date of grant as prescribed by SFAS 123, net loss and net loss per share would have increased as reflected in the pro forma amounts shown in the table below:

	Year Ended December 31,
	2002	2001 (Restated)	2000 (Restated)
Net loss—as reported	$(13,494,565)	$(17,600,039)	$(21,717,870)
Net loss—pro forma	$(14,885,251)	$(18,742,252)	$(22,566,212)
Net loss per share—as reported	$(0.92)	$(1.72)	$(2.96)
Net loss per share—pro forma	$(1.02)	$(1.83)	$(3.08)

Deferred Stock-Based Compensation

        For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,000 as deferred stock-based compensation which represents the excess of the fair value of the common stock on the date of grant over the exercise price. The deferred stock-based compensation expense was recognized over the vesting period of the options. Compensation expense relating to the amortization of deferred stock-based compensation recorded in the 2001 and 2000 statements of operations was $25,000, $257,000, respectively and none in 2002. Further, the Company recognized expense of $32,000, $58,000 and $126,000 in 2002, 2001 and 2000, respectively relating to the value of stock options granted to consultants in exchange for services.

8. Legal Matters

Patent Litigation Settlement

        In January 2002, the Company filed, and later served, a complaint against Bristol-Myers Squibb Company ("Bristol-Myers") in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475, issued on January 22, 2002 and assigned to the Company.

        In November 2002, the Company signed a definitive settlement agreement and release with Bristol-Myers related to the litigation. Under the terms of the agreement, Bristol-Myers made a one-time $18.0 million payment to the Company in December 2002. The Company and Bristol-Myers released all claims in the lawsuit against each other and granted each other a limited non-exclusive royalty free license. The license that Bristol-Myers obtained from the Company extends to certain current and future compounds that Bristol-Myers may develop internally. The $18.0 million payment has been recorded in "Other Income" in the Statement of Operations for the year ended December 31, 2002.

9. Income Taxes

        As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $48,000,000, which expire in the years 2010 through 2022, and net operating loss carryforwards for state income tax purposes of approximately $12,000,000, which expire in the years 2005 through 2013. The Company also had California research and development tax credits of approximately $700,000, which do not expire.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	Year Ended December 31,
	2002	2001	2000
Net operating loss carryforwards	$17,100,000	$13,600,000	$6,500,000
Research credit carryforwards	1,200,000	1,000,000	800,000
In-process research and development	3,800,000	4,100,000	4,500,000
Capitalized research expenses	1,600,000	—	—
Other	100,000	300,000	—

Total deferred tax assets	23,800,000	19,000,000	11,800,000
Valuation allowance for deferred tax assets	(23,800,000)	(19,000,000)	(11,800,000)

Net deferred tax assets	$—	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,800,000, $7,200,000 and $2,900,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

10. Summarized Quarterly Data (Unaudited)

        The following tables set forth certain statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2001 through the quarter ended December 31, 2002. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2002 Quarter Ended
	December 31	September 30	June 30	March 31 (Restated)
Total revenue	$288,975	$139,927	$610,567	$621,717
Loss from operations	(9,894,274)	(8,278,771)	(5,658,533)	(4,595,860)
Net income (loss)	7,902,977	(8,843,534)	(7,000,115)	(5,553,893)
Basic and diluted net income (loss) per share	0.48	(0.55)	(0.50)	(0.47)

	2001 Quarter Ended
	December 31 (Restated)	September 30 (Restated)	June 30 (Restated)	March 31 (Restated)
Total revenue	$989,282	$1,208,661	$837,961	$637,422
Loss from operations	(3,951,572)	(3,760,047)	(4,004,929)	(2,604,879)
Net loss	(4,887,165)	(4,589,219)	(4,933,805)	(3,189,850)
Basic and diluted net loss per share (restated)	(0.42)	(0.40)	(0.54)	(0.37)

11. Subsequent Events

Stock Option Grants

        In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Plan by 1,306,811 shares. This increase will not be submitted for shareholder approval until the 2003 Annual Meeting of Shareholders on May 29, 2003. In March 2003, the Company granted options to purchase approximately 27,000 shares out of the proposed 1,306,811 share increase of common stock at an exercise price of $2.70, which represented the fair market value of the Company's common stock on the date of grant. However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained. Accordingly, if on such date the fair market value of the underlying common stock is greater than the exercise price, the Company will be required to recognize the difference as a non-cash compensation expense to be recognized over the vesting period of the related stock options. If the fair market value of the Company's common stock is significantly higher than the exercise price on this date, the Company's future operating results could be materially impacted. The fair market value of the Company's common stock at March 14, 2002 was $2.55.

AUDITORS' REPORT

To the Shareholders of
DepoMed Development, Ltd.

        We have audited the accompanying balance sheet (not separately presented herein) of DepoMed Development, Ltd. (a development stage company) as of December 31, 2000 and the related statements of operations, shareholders' deficit and cash flows for the period from inception (January 7, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        /s/  ERNST & YOUNG LLP

Palo Alto, California
February 23, 2001

DEPOMED DEVELOPMENT, LTD.
(A Development Stage Company)
(Incorporated in Bermuda)

BALANCE SHEETS
(expressed in United States dollars)

	December 31,
	2002	2001
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Due to shareholders (Note 3)	$—	$642,793
Due to companies related through common ownership (Note 3)	—	413,193

Total current liabilities	—	1,055,986
Shareholders' deficit:
Preferred stock, $1.00 par value; 6,000 non-voting shares authorized; 6,000 issued and outstanding	6,000	6,000
Common stock, $1.00 par value, 6,000 voting shares authorized; 6,000 issued and outstanding	6,000	6,000
Contributed surplus	24,721,711	20,624,943
Accumulated deficit	(24,733,711)	(21,692,929)

Total shareholders' deficit	—	(1,055,986)

	$—	$—

STATEMENTS OF OPERATIONS
(expressed in United States dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period From Inception (January 7, 2000) to December 31, 2000	Period From Inception (January 7, 2000) to December 31, 2002
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses
In-process research and development (Note 4)	$—	$—	$15,000,000	$15,000,000
Research and development (Note 3)	3,026,886	3,927,332	2,709,017	9,663,235
General and administrative	13,896	34,477	22,103	70,476

Total operating expenses	3,040,782	3,961,809	17,731,120	24,733,711

Net loss	$(3,040,782)	$(3,961,809)	$(17,731,120)	$(24,733,711)

See accompanying notes.

DEPOMED DEVELOPMENT, LTD.
(A Development Stage Company)
(Incorporated in Bermuda)

STATEMENT OF SHAREHOLDERS' DEFICIT
Period from inception (January 7, 2000) to December 31, 2002
(expressed in United States dollars)

	Preferred Stock		Common Stock
					Contributed Surplus	Total Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Issuance of common shares	—	$—	6,000	$6,000	$7,494,000	$—	$7,500,000
Issuance of preferred shares	6,000	6,000	—	—	7,494,000	—	7,500,000
Contributed surplus	—	—	—	—	1,876,777	—	1,876,777
Comprehensive and net loss	—	—	—	—	—	(17,731,120)	(17,731,120)

Balances at December 31, 2000	6,000	6,000	6,000	6,000	16,864,777	(17,731,120)	(854,343)
Contributed surplus (unaudited)	—	—	—	—	3,760,166	—	3,760,166
Comprehensive and net loss (unaudited)	—	—	—	—	—	(3,961,809)	(3,961,809)

Balances at December 31, 2001 (unaudited)	6,000	6,000	6,000	6,000	20,624,943	(21,692,929)	(1,055,986)
Contributed surplus (unaudited)	—	—	—	—	4,096,768	—	4,096,768
Comprehensive and net loss (unaudited)	—	—	—	—	—	(3,040,782)	(3,040,782)

Balances at December 31, 2002 (unaudited)	6,000	$6,000	6,000	$6,000	$24,721,711	$(24,733,711)	$—

STATEMENTS OF CASH FLOWS
(expressed in United States dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period From Inception (January 7, 2000) to December 31, 2000	Period From Inception (January 7, 2000) to December 31, 2002
	(Unaudited)	(Unaudited)		(Unaudited)
Operating activities
Net loss	$(3,040,782)	$(3,961,809)	$(17,731,120)	$(24,733,711)
Adjustment to reconcile net loss to net cash used in operating activities:
Due to shareholders	(642,793)	210,480	432,313	—
Due to companies related through common ownership	(413,193)	(8,837)	422,030	—

Net cash used in operating activities	(4,096,768)	(3,760,166)	(16,876,777)	(24,733,711)

Financing activities
Proceeds from issuance of common shares	—	—	6,000	6,000
Proceeds from issuance of preferred shares	—	—	6,000	6,000
Increase in contributed capital	4,096,768	3,760,166	16,864,777	24,721,711

Net cash provided by financing activities	4,096,768	3,760,166	16,876,777	24,733,711

Change in cash, and cash at beginning and end of period	$—	$—	$—	$—

See accompanying notes.

DEPOMED DEVELOPMENT, LTD.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
Information as of December 31, 2002 and 2001 and for the years then ended, and for the period from inception (January 7, 2000) to December 31, 2002 is unaudited

December 31, 2002

1. Organization and Basis of Presentation

        DepoMed Development, Ltd. (the "Company") was incorporated on January 7, 2000 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation plc ("Elan"), and DepoMed, Inc. (DMI), holding 19.9% (non-voting shares) and 80.1% of the shares, respectively. The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of "Products" (as defined in the Subscription, Joint Development and Operating Agreement ("JDOA") dated January 21, 2000 between DepoMed Development, Ltd. ("DDL"), EIS, DMI and others). The focus of the collaborative venture is to develop Products using the intellectual property of Elan, and DMI and the DDL technology pursuant to the JDOA.

        The Company's ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders in connection with the shareholders' respective obligations to fund the Company's operations.

        The financial information at December 31, 2002 and 2001 is unaudited but includes all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such date and the operating results and cash flows for that period.

        As of December 31, 2002, the DDL joint venture partners were in discussions regarding the dissolution of DDL.

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

Comprehensive Income

        Comprehensive income (loss) approximates net loss for the periods ended December 31, 2002, 2001 and 2000.

3. Related Party Transactions

        At the end of the period, the amount due to shareholders and companies related through common ownership represents costs for research and development that are subcontracted to DMI and Elan. Research and development expense of $3,026,886, $3,927,332, $17,709,017 and $24,663,235 represents costs under such agreements for the years ended December 31, 2002, 2001 and for the periods from inception to December 2000 and 2002, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Further, the amount due to shareholders is unsecured, and interest free with no set terms of repayment.

4. In-Process Research and Development

        During the period from inception to December 31, 2000, the Company paid a license fee to Elan Corporation, plc in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. The license acquired related to early stage technology that, in the opinion of management, had not reached technological feasibility. In addition, management concluded that such technology had no alternative future uses. Therefore, the license fee was deemed to be in-process research and development and charged to research and development expense for the period.

5. Shareholders' Equity

Preferred Shares

        In January 2000, the Company issued 6,000 non-voting convertible preference shares ("Preferred Shares") for $1,250 per share with a par value of $1.00 each. 3,612 Preferred Shares were issued to DMI and 2,388 Preferred Shares were issued to EIS for net proceeds of $7,500,000. At any time after January 21, 2002, the holders of the Preferred Shares have the right to convert all, or a portion, of such Preferred Shares into common shares on a one-to-one basis. Upon liquidation of the Company, the holders of the Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to shareholders before any distribution or payment is made to the holders of any other classes of stock.

Common Shares

        In January 2000, the Company issued 6,000 voting common shares to DMI for $1,250 per share with a par value of $1.00 each. The Company received net proceeds of $7,500,000 related to this issuance.

Contributed Surplus

        Contributed surplus of $24,721,711 and $20,624,943 at December 31, 2002 and 2001, respectively, represents the original share premium of $14,988,000 on amounts initially contributed by shareholders, as well as additional amounts received from shareholders which represents capital contributions to fund the Company's operating costs.

6. Taxes

        Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Articles of Incorporation
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(1)	Bylaws, as amended
4.1(1)	Specimen Common Stock Certificate
4.1(2)	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
4.2(2)	Newco Registration Rights Agreement dated January 21, 2000 among the company Newco and Elan International Services, Ltd.
4.3(2)	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
4.4(3)	Form of Subscription Agreement dated as of November 2, 2000
4.5(3)	Form of Class A Warrant dated as of November 2, 2000
4.6(3)	Form of Class B Warrant dated as of November 2, 2000
4.7(4)	Form of Subscription Agreement dated as of May 2, 2001
4.8(4)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.9(4)	Form of Warrant dated as of June 13, 2001
4.10(6)	Form of Subscription Agreement dated as of March 14, 2002
4.11(6)	Placement Agent Warrant dated as of March 14, 2002
10.1(8)	1995 Stock Option Plan, as amended
10.2	2002 Nonstatutory Stock Option Plan
10.3(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among DepoMed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.4(1)	Form of Indemnification Agreement between the company and its directors and executive officers
10.5(1)	Form of Agreement between the company and Burrill & Company
+10.6(2)	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
10.7(2)	Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.8(2)	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.9(2)	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
+10.10(2)	Elan License Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc and Elan Pharma International, Ltd.

10.11(5)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
10.12	Amendment to Funding Agreement dated January 21, 2000 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
*10.13	Waiver and Termination Agreement dated November 8, 2002 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
10.14(7)	License and Development Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
+10.15(9)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.16(10)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (See Page 41)
99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton

(1)
Incorporated by reference to the company's registration statement on Form SB-2 (File No. 333-25445)

(2)
Incorporated by reference to the company's Form 8-K filed on February 18, 2000

(3)
Incorporated by reference to the company's registration statement on Form S-3 (File No. 333-53486) filed on January 10, 2001

(4)
Incorporated by reference to the company's registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001

(5)
Incorporated by reference to the company's Form 10-Q filed on November 14, 2001

(6)
Incorporated by reference to the company's registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

(7)
Incorporated by reference to the company's Form 8-K filed on July 10, 2002

(8)
Incorporated by reference to the company's registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

(9)
Incorporated by reference to the company's Form 8-K/A dated May 28, 2002 and filed on December 23, 2002

(10)
Incorporated by reference to the company's Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

*
Confidential treatment requested

+
Confidential treatment granted

QuickLinks

DEPOMED, INC. 2002 FORM 10-K REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Other Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION PURSUANT TO RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
STATEMENTS OF CASH FLOWS
DEPOMED, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS
AUDITORS' REPORT
BALANCE SHEETS (expressed in United States dollars)
STATEMENTS OF OPERATIONS (expressed in United States dollars)
STATEMENT OF SHAREHOLDERS' DEFICIT Period from inception (January 7, 2000) to December 31, 2002 (expressed in United States dollars)
STATEMENTS OF CASH FLOWS (expressed in United States dollars)
DEPOMED DEVELOPMENT, LTD. (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS Information as of December 31, 2002 and 2001 and for the years then ended, and for the period from inception (January 7, 2000) to December 31, 2002 is unaudited December 31, 2002
INDEX TO EXHIBITS