Form 10-Q
period 2003-03-31
DEPOMED INC
filed 2003-05-15
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES ☒                    NO ☐

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 14, 2003 was 25,719,825.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Balance Sheets at March 31, 2003 and December 31, 2002

Statements of Operations for the three-month periods ended March 31, 2003 and 2002, and for the period from inception (August 7, 1995) to March 31, 2003

Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002, and for the period from inception (August 7, 1995) to March 31, 2003

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,628,108	$11,533,326
Marketable securities	11,417,855	8,684,647
Accounts receivable	660,388	301,869
Prepaid and other current assets	519,393	534,351
Total current assets	14,225,744	21,054,193

Property and equipment, net	1,825,263	1,833,208
Other assets	343,221	291,876
	$16,394,228	$23,179,277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,553,858	$4,803,672
Accrued compensation	441,976	429,491
Accrued clinical trial expense	1,169,593	2,381,609
Other accrued liabilities	249,360	218,548
Capital lease obligation, current portion	14,619	14,870
Long-term debt, current portion	426,301	420,850
Other current liabilities	172,583	305,166
Total current liabilities	8,028,290	8,574,206

Capital lease obligation, non-current portion	21,383	22,653
Long-term debt, non-current portion	254,974	362,567
Promissory note to related party	8,806,783	8,618,717

Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible exchangeable preferred stock: 25,000 shares designated, 12,015 shares issued and outstanding at March 31, 2003 and December 31, 2002	12,015,000	12,015,000

Commitments

Shareholders’ deficit:
Common stock, no par value, 100,000,000 shares authorized; 16,460,566 shares issued and outstanding at March 31, 2003 and December 31, 2002	56,653,206	56,679,288
Deficit accumulated during the development stage	(69,398,473)	(63,095,890)
Accumulated other comprehensive income	13,065	2,736
Total shareholders’ deficit	(12,732,202)	(6,413,866)
	$16,394,228	$23,179,277

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to March 31, 2003
	2003	2002
		(Restated)(1)
Revenue:
Collaborative agreements	$386,986	$137,509	$4,198,009
Collaborative agreements with affiliates	—	484,208	5,101,019

Total revenue	386,986	621,717	9,299,028

Operating expenses:
Research and development	5,765,080	4,587,605	60,607,169
General and administrative	770,025	629,972	16,051,289
Purchase of in-process research and development	—	—	298,154

Total operating expenses	6,535,105	5,217,577	76,956,612

Loss from operations	(6,148,119)	(4,595,860)	(67,657,584)

Other income (expenses):
Equity in loss of joint venture	(5,224)	(812,402)	(19,816,927)
Gain from Bristol-Myers legal settlement	—	—	18,000,000
Interest and other income	74,875	14,576	1,681,498
Interest expense	(224,115)	(160,207)	(1,605,460)

Total other income (expenses)	(154,464)	(958,033)	(1,740,889)

Net loss (restated)	$(6,302,583)	$(5,553,893)	$(69,398,473)

Basic and diluted net loss per share (restated)	$(0.38)	$(0.47)

Shares used in computing basic and diluted net loss per share	16,460,566	11,855,476

(1)  See Note 1 of the Notes to Financial Statements

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to March 31, 2003
	2003	2002
Operating Activities
Net loss	$(6,302,583)	$(5,553,893)	$(69,398,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	5,224	812,402	19,816,927
Depreciation and amortization	260,737	174,559	2,610,597
Accrued interest expense on notes	188,066	112,547	1,023,698
Amortization of deferred compensation	—	—	947,250
Value of stock options issued for services	8,330	6,605	249,775
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(358,519)	234,430	(660,388)
Accounts receivable from joint venture	—	158,585	—
Other current assets	14,958	43,193	(519,393)
Other assets	(51,345)	2,158	(343,379)
Accounts payable and other accrued liabilities	(431,018)	376,469	6,972,811
Accrued compensation	12,485	16,686	374,500
Other current liabilities	(132,583)	(51,158)	172,583
Net cash used in operating activities	(6,786,248)	(3,667,417)	(38,455,338)

Investing Activities
Investment in joint venture	(5,224)	(856,976)	(19,816,927)
Expenditures for property and equipment	(187,158)	(46,144)	(4,005,246)
Purchases of marketable securities	(4,787,310)	—	(28,695,698)
Maturities of marketable securities	2,001,000	—	17,215,109
Net cash used in investing activities	(2,978,692)	(903,120)	(35,302,762)

Financing Activities
Payments on capital lease obligations	(3,724)	(8,503)	(318,713)
Proceeds on equipment loan	—	—	1,947,006
Payments on equipment loan	(102,142)	(117,527)	(1,153,331)
Proceeds from issuance of promissory notes to related parties	—	856,976	8,846,703
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	(34,412)	8,382,888	55,343,781
Net cash (used in) provided by financing activities	(140,278)	9,113,834	75,386,208

Net (decrease) increase in cash and cash equivalents	(9,905,218)	4,543,297	1,628,108
Cash and cash equivalents at beginning of period	11,533,326	5,150,088	—
Cash and cash equivalents at end of period	$1,628,108	$9,693,385	$1,628,108

See accompanying notes to Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

These unaudited condensed financial statements and the related footnote information of DepoMed, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year ending December 31, 2003 or future operating periods.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.  The balance sheet does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

As of March 31, 2003, the Company had approximately $13,046,000 in cash, cash equivalents and marketable securities, working capital of $6,197,000 and accumulated net losses of $69,398,473.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  As more fully discussed in the Management’s Discussion and Analysis, the Company expects its existing capital resources, including the proceeds from its April 2003 financing, will permit it to meet its capital and operational requirements through at least April 2004.

Restatement of Financial Information

Net loss per common share for the three-month period ended March 31, 2002 has been restated to eliminate the 7% dividends previously accrued on the Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), and included in the net loss applicable to common shareholders.  As the dividends are only convertible into DepoMed’s common shares, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  The effect of the elimination of the dividends and the related effect on net loss per common share are as follows:

	Three Months Ended March 31, 2002
	As Previously Reported	As Restated
Net loss	$(5,553,893)	$(5,553,893)
Preferred dividend	(237,517)	—
Net loss applicable to common shareholders	$(5,791,410)	—
Basic and diluted net loss per common share	$(0.49)	$(0.47)

2. SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees.  Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant.  Any such deferred stock-based compensation is amortized over the vesting period of the individual options.  The Company has not recorded such expenses in the periods presented because the Company has granted options at the fair market value of the underlying stock on the dates of grant.

The following table illustrates the effect on reported income and earnings per share if the Company had applied the recognition provisions of FAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
		(Restated)
Net loss—as reported	$(6,302,583)	$(5,553,893)
Add: Total stock-based compensation expense, included in the determination of net loss as reported	—	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	(294,265)	(347,877)
Net loss—pro forma	$(6,596,848)	$(5,901,770)

Net loss per share—as reported	$(0.38)	$(0.47)
Net loss per share—pro forma	$(0.40)	$(0.50)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Issued Accounting Standards

On June 30, 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity.  FAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of FAS No. 146 did not have an impact on the Company’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (or “FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company’s adoption of FIN 46 did not have an impact on its results of operations and financial position.

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

5. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2003 and 2002 approximates net loss and includes unrealized gains and losses on marketable securities.

6. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Elan Corporation, plc

In 1999, the Company entered into an agreement with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to form a joint venture to develop products using drug delivery technologies of Elan and DepoMed, Inc.  In January 2000, the definitive agreements were signed to form this joint venture, DepoMed Development, Ltd. (“DDL”), a Bermuda limited liability company, which is owned 80.1% by DepoMed and 19.9% by Elan.  In August 2002, DDL discontinued subcontracting research and development services to DepoMed, Elan and others.  DepoMed is currently in discussions with Elan relating to the future of DDL. Historically, DDL has funded its research through capital contributions from its partners based on the partners’ ownership percentage.  DepoMed was responsible, at its sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through September 2002.  On a quarterly basis, the Elan and DepoMed directors of DDL reviewed and mutually agreed on the next quarter’s funding of DDL’s cash needs.  DDL does not have any fixed assets or employees and its primary focus was to conduct research and development for potential products using the intellectual property of Elan and DepoMed.

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

For the three months ended March 31, 2003 and 2002, and for the period from inception (January 7, 2000) to March 31, 2003, DDL recognized a net loss of approximately $7,000, $1,014,000 and $24,740,000, respectively.   The net loss from inception to March 31, 2003 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  To date, DDL has not recognized any revenue.  DepoMed’s equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  DepoMed recognized 80.1% of DDL’s loss, or approximately $5,000, $812,000 and $19,817,000 for the three months ended March 31, 2003 and 2002, and for the period from inception to March 31, 2003, respectively.

7. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support DepoMed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by DepoMed to Elan.  The note has a six-year term and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 financing, which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $9.07 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature triggered.  The funding term of the loan expired in November 2002.  As of March 31, 2003, a total of $8,807,000 was outstanding on the note, including $1,010,000 of accrued interest.

8. REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

1995 Stock Option Plan

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the Plan by 1,306,811 shares.  This increase will not be submitted for shareholder approval until the 2003 Annual Meeting of Shareholders on May 29, 2003.  In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares out of the proposed 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant.  However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained.  Accordingly, if on such date the fair market value of the underlying common stock is greater than the exercise prices, the Company will be required to recognize the difference as a non-cash compensation expense to be recognized over the vesting period of the related stock options.  If the fair market value of the Company’s common stock is significantly higher than the exercise price on this date, the Company’s future operating results could be materially impacted.  The fair market value of the Company’s common stock at March 31, 2003 was $2.31.

9. SUBSEQUENT EVENTS

Private Placement

In April 2003, the Company sold a combination of 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,807,000.  The warrants are exercisable from July 2003 until April 2008 at an exercise price of $2.16.

Lease Agreements

In May 2003, the Company entered into an agreement to lease a 25,000 square foot facility adjacent to its current facility in Menlo Park.  The new facility is leased under a non-cancelable agreement that expires in April 2008, with an option to extend the lease term for an additional five years.  The Company also renegotiated certain terms of its current lease including the lease term, which will now expire in April 2008, with an option to extend the lease for an additional five years.

Future minimum payments under the operating leases, including the new facility lease and the renegotiated terms of our current lease signed in May 2003, capital leases and long-term debt at March 31, 2003, together with the present value of those minimum payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$653,696	$19,219	$390,432
2004	1,046,238	21,341	343,352
2005	972,481	8,892	88,652
2006	963,251	—	—
2007	992,149	—	—
Thereafter	333,958	—	—
	$4,961,773	49,452	822,436
Less amount representing interest		(13,450)	(81,657)
Present value of future lease payments		36,002	740,779
Less current portion		(14,619)	(452,749)
Non-current portion		$21,383	$288,030

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•             results and timing of our clinical trials, including the results of the Metformin GRTM, Ciprofloxacin GRTM and Furosemide GRTM trials and publication of those results;

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

ABOUT THE COMPANY

We are a development stage company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (GRTM System).  The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled release basis.  By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day.  At present, several products containing different drug compounds incorporated in the GR System are in clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes six issued patents and fourteen patent applications pending in the United States.

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

In May 2003, we received a State of California Drug Manufacturing License for our pharmaceutical laboratories and manufacturing facilities. The license allows us to manufacture Gastric Retention (GRTM) clinical supplies for our Phase I and Phase II clinical trials, as well as to provide quality control and quality assurance testing in our laboratories for our Phase I through Phase III GR clinical supplies.

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

In December 2002, our first Phase III clinical trial of Metformin GR was completed.  The trial compared Metformin GR with Bristol-Myers Squibb Company’s immediate release metformin product currently marketed as Glucophage®.  Metformin GR produced successful results in the trial with clinically meaningful and statistically significant reductions in hemoglobin A1C and other measures of glycemic control.  The second Phase III trial of Metformin GR is fully enrolled and scheduled to be completed in the fourth quarter of 2003.

Ciprofloxacin GR™

In 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections.  We plan to initiate Phase III clinical trials for Ciprofloxacin GR in the second quarter of 2003.  We are currently in discussions with potential marketing partners for this product.

Furosemide GR™

In 2002, we successfully completed a Phase I clinical trial of Furosemide GR™.  Furosemide is a widely prescribed diuretic currently marketed as an immediate release formulation and sold by Aventis as Lasix® and also sold as a generic by a number of other pharmaceutical companies.  We are currently evaluating the design and timeline for Phase II clinical trials with Furosemide GR.

Other Research and Development Activities

In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies to develop a controlled-release oral tablet to deliver ActivBiotics’ broad-spectrum antibiotic, Rifalazil™, to the stomach and upper gastrointestinal tract.  The target indication is the eradication of H. pylori, the causative agent of most cases of ulcers.  Under the agreement, ActivBiotics will fund our research and development expenses related to the feasibility studies with Rifalazil.  We continue to perform development work on this project.

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

In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together "Elan") to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  This joint venture, DepoMed Development, Ltd. (DDL), a Bermuda limited liability company, is owned 80.1% by DepoMed and 19.9% by Elan.  DepoMed began subcontract development work for DDL in January 2000 and DDL’s first product candidate successfully completed Phase I clinical trials in the first quarter of 2001.  DDL’s second product candidate, Gabapentin GR™, successfully completed Phase I clinical trials in the first quarter of 2002 and DDL’s third product candidate had been in preclinical testing.  Patent applications have been filed for these products and the product rights are available to potential marketing partners for further development.  However, as a result of a major change in Elan’s business strategy, the development and funding of these products was stopped as of August 2002.  We are currently in discussions with Elan relating to the future of DDL.  If we fail to reach mutually agreeable terms with Elan regarding the dissolution of the joint venture, we may not have rights to develop these products.

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

We have generated a cumulative net loss of approximately $69,398,000 for the period from inception through March 31, 2003.  Of this loss, $19,817,000 is attributable to our share of the equity in the net loss of DDL.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition, use of estimates and the valuation of the exchange option of our Series A Preferred Stock to be critical policies.  Our critical accounting policies have not changed since we filed our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2003.

Restatement of Financial Information

Net loss per common share for the three-month period ended March 31, 2002 has been restated to eliminate the 7% dividends previously accrued on the Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), and included in the net loss applicable to common shareholders.  As the dividends are only convertible into DepoMed’s common shares, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  The effect of the elimination of the dividends and the related effect on net loss per common share are as follows:

	Three Months Ended March 31, 2002
	As Previously Reported	As Restated
Net loss	$(5,553,893)	$(5,553,893)
Preferred dividend	(237,517)	—
Net loss applicable to common shareholders	$(5,791,410)	—
Basic and diluted net loss per common share	$(0.49)	$(0.47)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Revenues

Revenue for the three months ended March 31, 2003 and 2002 was $387,000 and $622,000, respectively.  As of August 2002, research and development services for DDL, our joint venture, were discontinued. Revenue from DDL was $622,000 in the first quarter of 2002 and none in 2003.  We are currently in discussions with Elan relating to the future of DDL.  We do not expect to perform development work for DDL in the future.  Revenue from collaborative agreements increased to $387,000 in 2003 from $138,000 in 2002 due to work performed for ActivBiotics under a feasibility agreement we signed in October 2002.  We are continuing to perform research and development services for ActivBiotics in the second quarter of 2003.

Research and Development Expense

Research and development expense increased to $5,765,000 for the three months ended March 31, 2003, from $4,588,000 for the same period of 2002.  The increase was primarily due to expense of $919,000 for clinical trials with DepoMed’s proprietary products, including Phase III trials with Metformin GR.  Other increases included $364,000 related to the hiring of additional employees and increased salaries, which was offset by decreased patent expenses of $32,000 during the quarter.  In May 2002, we entered into a non-cancelable lease agreement to lease a 25,000 square foot facility adjacent to our current facility in Menlo Park.  The lease agreement expires in April 2008 with an option to extend the lease for an additional five years.  We also renegotiated certain terms of our current lease agreement including the lease term, which will now expire in April 2008 with an option to extend the lease for an additional five years.  We expect to record additional rent expense of approximately $158,000 in 2003 (See Contractual Obligations below).

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Due to the advanced stage of development of our Metformin GR program, we are able to estimate that as of March 31, 2003, the costs to complete the related clinical trials and studies will not exceed $9.0 million, including costs for internal project management and support.  We expect to complete the Phase III clinical trials of Metformin GR by December 2003.  If these trials are successfully completed, we intend to file a New Drug Application seeking approval from the FDA to market Metformin GR.

General and Administrative Expense

General and administrative expense for the first quarter of 2003 was $770,000 compared to $630,000 for the first quarter of 2002.  The increase was due primarily to insurance expense of $54,000, salary expense of $51,000 and travel expense of $33,000.  Insurance expense increased primarily due to higher rates for directors’ and officers’ insurance, salary expense increased primarily due to hiring of a Vice President of Business Development and salary increases for our administrative staff and travel expense increased due to the increased business development activities conducted by our new Vice President of Business Development.  Legal expense decreased $48,000 due to the November 2002 settlement of our patent infringement lawsuit against Bristol-Myers.  Legal fees related to the lawsuit were incurred throughout 2002. We expect that general and administrative expense will increase in the future, but at a lower rate than research and development expenses.

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

DDL recognized a net loss of $7,000 and $1,014,000 for the three months ended March 31, 2003 and 2002, respectively.  As of August 2002, DDL has discontinued subcontracting research and development services to DepoMed, Elan and others, which accounts for the decrease in DDL’s net loss from quarter over quarter. We are currently in discussions with Elan relating to the future  of DDL.  In 2003 and thereafter until DDL is dissolved, we expect DDL will recognize annual general and administrative expense of approximately $10,000 related to legal fees.  Historically, DDL has funded its research through capital contributions from its partners based on the partners’ ownership percentage.  DepoMed was responsible, at its sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through September 2002.  Our equity in the loss of DDL is based on 100% of DDL’s losses (since DepoMed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  Our share of the DDL’s loss was $5,000 and $812,000 for the three months ended March 31, 2003 and 2002, respectively.  In 2003 and thereafter until DDL is dissolved, we expect we will recognize approximately $8,000 per year related to DDL’s loss.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a maximum of $8,010,000.  The funding term of the loan terminated in September 2002.

Interest Income and Expense

Interest expense was approximately $224,000 and $160,000 for the three months ended March 31, 2003 and 2002, respectively.  The increase in interest expense was primarily due to an increase of $75,000 accrued on the Elan convertible loan facility.  Interest on the Elan loan facility increased due to additional amounts borrowed under the facility in the third quarter of 2002.  Interest income was approximately $75,000 for the three months ended March 31, 2003 compared to $15,000 in the same period of 2002.  The increase was due to higher investment balances in 2003.  In 2003, interest income also included immaterial gains realized on some of our marketable securities.

Stock Option Grants

In December 2002 and April 2003, the Board of Directors authorized an increase in the number of shares authorized for issuance under our 1995 Stock Option Plan (the “1995 Plan”) by 1,800,000 shares.  This increase will be submitted for shareholder approval at our 2003 Annual Meeting of Shareholders (the “2003 Annual Meeting”), which is scheduled for May 29, 2003.  In December 2002 and March 2003, the Board of Directors granted options to purchase approximately 585,000 shares out of the proposed 1,800,000 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market value of our common stock on the dates of grant.  However, as the options will not be deemed authorized for grant until the shareholders have approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes will be the date such approval is obtained.  Accordingly, if the fair market value of our common stock is greater than the exercise price on the approval dates, we will be required to recognize the difference as a non-cash compensation expense to be recognized over the vesting period of the related stock options.  If the fair market value of our common stock is significantly higher than the exercise prices on this date, our future operating results could be materially impacted.  The fair market value of our common stock at March 31, 2003 and May 14, 2003 was $2.31 and $2.99, respectively.

In December 2002, the Board of Directors adopted the 2002 Nonstatutory Stock Option Plan (the “2002 Plan”).  The 2002 Plan allows for the grant of up to 1,800,000 nonstatutory stock options.  If our shareholders approve the increase in the 1995 Plan at the 2003 Annual Meeting, the 2002 Plan will terminate and no options will be exercisable thereunder.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the three months ended March 31, 2003 was approximately $6,303,000, compared to approximately $5,554,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003, the cash used in operations was due primarily to the net loss, increases in accounts receivable and decreases in accounts payable due to the completion of our first Phase III trial of Metformin GR.  In 2002, the cash used in operations was due to the net loss offset by our equity in the loss of the joint venture and increases in accounts payable.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2003 totaled approximately $2,979,000 and consisted of a $2,786,000 net increase in marketable securities and $187,000 in purchases of lab equipment and office equipment.  Net cash used in investing activities in the three months ended March 31, 2002 totaled approximately $903,000 and consisted of an $857,000 investment in DDL and $46,000 in purchases of lab equipment and office equipment.  We expect that future capital expenditures may include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2002 was approximately $140,000 compared to $9,114,000 provided by financing activities for the same period of 2002.  In 2003, the amount consisted of $106,000 of payments on equipment loans and lease obligations and $34,000 in stock issuance costs related to our March 2002 private placement.  In 2002, the amount provided by financing activities consisted primarily of net proceeds of approximately $8,383,000 from a private placement completed in March 2002 for 2,300,000 shares of common stock and warrants to purchase 121,981 shares of common stock.  In 2002, the amount also included $857,000 from a credit facility provided by Elan to fund our portion of our joint venture expense.  The cash provided by financing activities in 2002 was offset by $126,000 of payments on equipment loans and capital lease obligations.

Contractual Obligations

As of March 31, 2003, there was $8,807,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $1,010,000 at March 31, 2003.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

Through March 31, 2003, we have invested approximately $4,005,000 in equipment, furniture and leasehold improvements, of which approximately $1,947,000 was financed through long-term debt equipment financing arrangements.  As of March 31, 2002, the borrowing terms of the financing arrangements have expired.  If we do not obtain additional credit arrangements, we will need to spend our own resources for future equipment purchases.

As of March 31, 2003, and including the new facility lease and the renegotiated terms of our current lease signed in May 2003, our aggregate contractual obligations are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$653,696	$19,219	$390,432
2004	1,046,238	21,341	343,352
2005	972,481	8,892	88,652
2006	963,251	—	—
2007	992,149	—	—
Thereafter	333,958	—	—
	$4,961,773	$49,452	$822,436

Financial Condition

As of March 31, 2003, we had approximately $13,046,000 in cash, cash equivalents and marketable securities, working capital of $6,197,000, and accumulated net losses of $69,398,000.  We expect to continue to incur operating losses over the next several years.  On April 21, 2003, we completed a private placement for net proceeds of $18,807,000 (See Note 9 of the Notes to Financial Statements, Private Placement).  We anticipate that our existing capital resources, including the proceeds from our April 2003 private placement, will permit us to meet our capital and operational requirements through at least April 2004.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.  We have limited credit facilities and no other committed source of capital.  To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.  If adequate funds are not available we may have to:

•                     delay, postpone or terminate clinical trials;

•                     curtail other operations significantly; and/or

•                     obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise capital would have a material adverse effect on our company.

Recently Issued Accounting Standards

On June 30, 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity.  FAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of FAS No. 146 did not have an impact on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), Consolidation of Variable Interest Entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Our adoption of FIN 46 did not have an impact on our results of operations and financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following risks and uncertainties before you invest in our common stock.  Investing in our common stock involves risk.  We believe the following are the material risks and uncertainties we face at the present time.  If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected.  In any case, the trading price of our common stock could decline, and you could lose all or part of your investment.  See also “Forward-Looking Statements.”

We will need additional capital to support our operations, which may be unavailable or costly.

As of March 31, 2003, our capital resources consisted of approximately $13.0 million in cash, cash equivalents and marketable securities.  We anticipate that our existing capital resources, including the proceeds from our April 2003 private placement, will permit us to meet our capital and operational requirements through at least April 2004.  We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

•                      Greater than expected clinical development costs associated with our Ciprofloxacin GR or with our exclusive license with Biovail described below under “We will receive future payments from Biovail related to the development of Metformin GR only after Metformin GR is approved by the FDA.”

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

Further, our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in significant dilution of our shareholders’ equity positions, especially if we are required to sell additional securities at the currently low trading price of our common stock.  If adequate funds are not available, we may have to curtail operations significantly, or obtain funds through entering into collaboration agreements or settlements on unattractive terms.

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

We will receive future payments from Biovail related to the development of Metformin GR only after Metformin GR is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada.  We are responsible for completing the clinical development of Metformin GR.  Biovail will not reimburse us for any of our expenses incurred in connection with the clinical development of Metformin GR.  We will not receive any payments from Biovail until the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the fourth quarter of 2004, if at all.  Only upon FDA approval of Metformin GR will Biovail be required to make a $25.0 million payment to us.  As of March 31, 2003, we expect that the total remaining development costs for Metformin GR will be approximately $9.0 million.  If we do not continue funding development costs of Metformin GR, Biovail would have the right to assume development of Metformin GR.  In that event, our future payments from Biovail would be materially reduced.

Most of our revenues were derived from our relationship with Elan, which we expect to be terminated.

We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies.  In January 2000, we formed a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and DepoMed.  For the years ended December 31, 2000, 2001 and 2002, 99%, 58% and 74% of our total revenues, respectively, were derived from our joint venture with Elan.  In August 2002, work on the joint venture’s research and development programs ceased and we are currently in discussions with Elan relating to the future of the joint venture.  We do not expect to generate any future revenue from the joint venture, nor can we be certain of when it will be dissolved or of the terms of its dissolution.

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

Our current and any future collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us.  Our collaborative partners may also terminate collaborative arrangements or otherwise decide not to proceed with development of our products.  For example, in 2002, one of our undisclosed collaborative partners elected to suspend indefinitely further development of a potential product we had developed for that partner.

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

•                      the GR System proves to have unintended or undesirable side effects; or

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

Our lead product candidate, Metformin GR, is currently in pivotal Phase III human clinical trials.  We intend to file a New Drug Application with the FDA for Metformin GR sometime after completion of Phase III human clinical trials, which is expected in the fourth quarter of 2003.  However, the earliest we expect to be able to obtain FDA approval to market Metformin GR is the fourth quarter of 2004.

In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infection.  We are planning to initiate a Phase III clinical trial for this product, called Ciprofloxacin GR, in the second quarter of 2003.

The regulatory process is expensive and time consuming.  Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our products.  Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.  Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

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

Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers Squibb, ALZA Corporation, (a subsidiary of Johnson & Johnson), Elan Corporation plc, SkyePharma plc, Biovail Corporation, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Bristol-Myers is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Metformin GR will compete.  The limited license that Bristol-Myers obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future products, which may increase the likelihood that we will face competition from Bristol-Myers in the future on products in addition to Metformin GR.  Additionally, other companies have sustained release formulations of metformin and ciprofloxacin currently in clinical trials. Flamel Technologies and Andrx Corporation both have metformin products in trials and Bayer Corporation recently began marketing a once-daily ciprofloxacin product for the treatment of uncomplicated urinary tract infection.  There may be other companies developing competing products of which we are unaware.

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

In addition, we expect to rely on our collaborative partners or to development distributor arrangements to market and sell products using the GR System.  We may not be able to enter into manufacturing, marketing or sales agreements on reasonable commercial terms, or at all, with third parties.

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

Since we submitted our plan, we have decreased our shareholders’ deficit as set forth in the plan.  However, we still do not meet the AMEX’s minimum shareholders’ equity criterion.  The AMEX will continue to monitor our progress towards achieving the goals set forth in the plan and may institute delisting proceedings if we fail to make progress consistent with the terms of the approved plan. If we are delisted, it would be far more difficult for our shareholders to trade in our securities and more difficult to obtain accurate, current information concerning market prices for our securities. The possibility that our securities may be delisted may also adversely affect our ability to raise additional financing.

If our common stock is delisted from the American Stock Exchange, we may be subject to the risks relating to penny stocks.

A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of May 14, 2003 our common stock was trading at $2.99.  If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock remained or were to fall below $5.00 per share on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

If we lose our key personnel or are unable to attract and retain key management and operating personnel, we may be unable to pursue our product development and commercialization efforts.

Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., our President and Chief Executive Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara or any of our other executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our potential product candidates.

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

Date: May 15, 2003	DEPOMED, INC.

By: /s/ John F. Hamilton
John F. Hamilton Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

By: /s/ John W. Fara, Ph.D.
John W. Fara, Ph.D. President, Chairman and Chief Executive Officer

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

May 15, 2003

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

May 15, 2003

By:	/s/ John F. Hamilton
John F. Hamilton
Chief Financial Officer

INDEX TO EXHIBITS

99.1	Certification of John W. Fara, Ph.D.
99.2	Certification of John F. Hamilton