Form 10-Q
period 2003-06-30
DEPOMED INC
filed 2003-08-14
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 11, 2003 was 25,719,825.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEPOMED, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,372,605	$11,533,326
Marketable securities	13,061,159	8,684,647
Accounts receivable	340,314	301,869
Prepaid and other current assets	621,977	534,351
Total current assets	23,396,055	21,054,193

Property and equipment, net	1,853,261	1,833,208
Other assets	326,136	291,876
	$25,575,452	$23,179,277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,501,350	$4,803,672
Accrued compensation	533,727	429,491
Accrued clinical trial expense	873,142	2,381,609
Other accrued liabilities	155,467	218,548
Capital lease obligation, current portion	20,030	14,870
Long-term debt, current portion	384,726	420,850
Other current liabilities	38,731	305,166
Total current liabilities	5,507,173	8,574,206

Capital lease obligation, non-current portion	21,575	22,653
Long-term debt, non-current portion	183,194	362,567
Promissory note to related party	9,004,913	8,618,717

Preferred stock, no par value; 5,000,000 shares authorized;
Series A convertible exchangeable preferred stock: 25,000 shares designated, 12,015 shares issued and outstanding at June 30, 2003 and December 31, 2002	12,015,000	12,015,000

Commitments

Shareholders’ deficit:
Common stock, no par value, 100,000,000 shares authorized;
25,719,725 and 16,460,566 shares issued and outstanding at June 30, 2003 and December 31, 2002	76,390,458	56,679,288
Deferred compensation	(990,765)	—
Deficit accumulated during the development stage	(76,566,257)	(63,095,890)
Accumulated other comprehensive income	10,161	2,736
Total shareholders’ deficit	(1,156,403)	(6,413,866)
	$25,575,452	$23,179,277

See accompanying notes to Financial Statements.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period From Inception (August 7, 1995) to June 30, 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Collaborative agreements	$118,640	$14,004	$505,626	$151,513	$4,316,649
Collaborative agreements with affiliates	—	596,563	—	1,080,771	5,101,019

Total revenue	118,640	610,567	505,626	1,232,284	9,417,668

Operating expenses:
Research and development	6,295,284	4,948,975	12,060,364	9,536,580	66,902,453
General and administrative	839,144	1,320,125	1,609,169	1,950,097	16,890,433
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	7,134,428	6,269,100	13,669,533	11,486,677	84,091,040

Loss from operations	(7,015,788)	(5,658,533)	(13,163,907)	(10,254,393)	(74,673,372)

Other income (expenses):
Equity in loss of joint venture	(135)	(1,194,972)	(5,359)	(2,007,374)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	—	—	18,000,000
Interest and other income	77,818	13,597	152,693	40,140	1,759,316
Interest expense	(229,679)	(160,207)	(453,794)	(332,381)	(1,835,139)

Total other income (expenses)	(151,996)	(1,341,582)	(306,460)	(2,299,615)	(1,892,885)

Net loss	$(7,167,784)	$(7,000,115)	$(13,470,367)	$(12,554,008)	$(76,566,257)

Basic and diluted net loss per share	$(0.30)	$(0.50)	$(0.67)	$(0.97)

Shares used in computing basic and diluted net loss per share	23,684,823	13,973,309	20,092,651	12,920,243

See accompanying notes to Financial Statements.

DEPOMED, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From Inception (August 7, 1995) to June 30, 2003

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net loss	$(13,470,367)	$(12,554,008)	$(76,566,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	5,359	2,007,374	19,817,062
Depreciation and amortization	360,031	354,812	2,709,891
Accrued interest expense on notes	386,196	241,029	1,221,828
Amortization of deferred compensation	24,378	—	971,628
Value of stock options issued for services	16,134	11,035	257,579
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(38,445)	327,479	(340,314)
Accounts receivable from joint venture	—	(437,978)	—
Other current assets	(87,626)	98,866	(621,977)
Other assets	(34,260)	2,158	(326,294)
Accounts payable and other accrued liabilities	(2,873,870)	357,967	4,529,959
Accrued compensation	104,236	(42,309)	466,251
Other current liabilities	(266,435)	(102,902)	38,731
Net cash used in operating activities	(15,874,669)	(9,736,477)	(47,543,759)

Investing Activities
Investment in joint venture	(5,359)	(856,976)	(19,817,062)
Expenditures for property and equipment	(213,018)	(249,475)	(4,031,106)
Purchases of marketable securities	(17,088,163)	—	(40,996,551)
Maturities of marketable securities	12,564,887	—	27,778,996
Net cash used in investing activities	(4,741,653)	(1,106,451)	(37,065,723)

Financing Activities
Payments on capital lease obligations	(8,795)	(14,327)	(323,784)
Proceeds on equipment loan	—	—	1,947,006
Payments on equipment loan	(215,497)	(242,610)	(1,266,686)
Proceeds from issuance of promissory notes to related parties	—	856,976	8,846,703
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	18,679,893	8,305,504	74,058,086
Net cash provided by financing activities	18,455,601	8,905,543	93,982,087

Net increase (decrease) in cash and cash equivalents	(2,160,721)	(1,937,385)	9,372,605
Cash and cash equivalents at beginning of period	11,533,326	5,150,088	—
Cash and cash equivalents at end of period	$9,372,605	$3,212,703	$9,372,605

Supplemental Schedule of Noncash Financing and Investing Activities
Deferred compensation related to options granted to employees	$1,015,144	—	$1,475,143

See accompanying notes to Financial Statements.

DEPOMED, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year ending December 31, 2003 or future operating periods.

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

As of June 30, 2003, the Company had approximately $22,434,000 in cash, cash equivalents and marketable securities, working capital of $17,889,000 and accumulated net losses of $76,566,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  As more fully discussed in the Management’s Discussion and Analysis, the Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least April 2004.

2. SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (or “FAS 123”), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (or “APB No. 25”), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees.  Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant.  Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

The following table illustrates the effect on reported income and earnings per share if the Company had applied the recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(7,167,784)	$(7,000,115)	$(13,470,367)	$(12,554,008)
Add: Total stock-based employee compensation expense, included in the determination of net loss as reported	24,378	—	24,378	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(511,609)	(347,877)	(830,771)	(695,755)
Net loss—pro forma	$(7,655,015)	$(7,347,992)	$(14,276,760)	$(13,249,763)

Net loss per share—as reported	$(0.30)	$(0.50)	$(0.67)	$(0.97)
Net loss per share—pro forma	$(0.32)	$(0.53)	$(0.71)	$(1.03)

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (or “FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company’s adoption of FIN 46 is not expected to have a material impact on its results of operations and financial position.

Recently Issued Accounting Standards (continued)

In November 2002, the FASB issued Interpretation No. 45 (or “FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not have any guarantees nor does it provide any guarantees for others.  The adoption of FIN 45 did not have an effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (or “Issue No. 00-21”), Revenue Arrangements with Multiple Deliverables.  Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  Issue No 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of account.  Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement.  The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company does not expect that the adoption of Issue No. 00-21 will have a material effect on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (or “SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 has not had an effect on the Company’s financial condition or results of operations.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  At June 30, 2003, the contractual period for all available-for-sale debt securities is within one year.  All marketable securities are classified as available-for-sale.  These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity (net capital deficiency).

Securities classified as available-for-sale as of June 30, 2003 and December 31, 2002 are summarized below.  Estimated fair value is based on quoted market prices for these investments.

June 30, 2003:	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. corporate securities:
Total included in cash and cash equivalents	$6,986,588	$—	$6,986,588
Total included in marketable securities	13,050,998	10,161	13,061,159
Total available-for-sale	$20,037,586	$10,161	$20,047,747

December 31, 2002:
U.S. corporate securities:
Total included in cash and cash equivalents	$7,090,020	$—	$7,090,020
Total included in marketable securities	8,681,912	2,736	8,684,648
Total available-for-sale	$15,771,932	$2,736	$15,774,668

4. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.

5. COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2003 and 2002 approximates net loss and includes unrealized gains and losses on marketable securities.

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

For the three and six months ended June 30, 2003 and for the period from inception (January 7, 2000) to June 30, 2003, DDL recognized a net loss of approximately $100, $7,000 and $24,740,000, respectively.   The net loss from inception to June 30, 2003 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  For the three and six months ended June 30, 2002, DDL recognized a net loss of approximately $1,492,000 and $2,506,000, respectively.  To date, DDL has not recognized any revenue.  Depomed’s equity in the loss of DDL is based on 100% of DDL’s losses (since Depomed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  Depomed recognized approximately 80.1% of DDL’s loss, or approximately $100, $5,000 and $19,817,000 for the three and six months ended June 30, 2003 and for the period from inception to June 30, 2003, respectively.  For the three and six months ended June 30, 2002, Depomed recognized approximately $1,195,000 and $2,007,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The note has a six-year term, due in January 2006, and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 financing, which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $9.07 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature triggered.  The funding term of the loan expired in November 2002.  As of June 30, 2003, a total of $9,005,000 was outstanding on the note, including $1,208,000 of accrued interest.

Lease and Loan Agreements

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

Future minimum payments under the operating leases, including the new facility lease and the renegotiated terms of the Company’s current lease signed in May 2003, capital leases and long-term debt at June 30, 2003, together with the present value of long-term debt payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$465,300	$15,354	$249,726
2004	1,042,983	26,945	343,352
2005	965,936	11,227	88,652
2006	963,251	—	—
2007	992,148	—	—
Thereafter	333,958	—	—
	$4,763,576	53,526	681,730
Less amount representing interest		(11,921)	(60,918)
Present value of future payments		41,605	620,812
Less current portion		(20,030)	(411,174)
Non-current portion		$21,575	$209,638

8. REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Private Placement

In April 2003, the Company sold 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,714,000.  The warrants are exercisable from July 2003 until April 2008 at an exercise price of $2.16.  The fair value of the warrants on the date of issuance, using the Black-Scholes Option Valuation Model, was approximately $4.6 million.  The value of the warrants has been recorded with offsetting entries in stockholders’ equity as the warrant value is also considered an issuance cost of the financing.

Stock-Based Compensation

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Stock Option Plan (the “Plan”) by 1,306,811 shares.  On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company’s shareholders approved this increase to the Plan.  In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant.  However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained.  Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options.  In the second quarter of 2003, the Company recognized approximately $24,000 in stock-based compensation expense related to these stock options.

9. SUBSEQUENT EVENT

Amendment to Director Stock Option Agreements

In July 2003, the Board of Directors approved an amendment to all stock options granted to the Company’s non-employee members of the Company's Board of Directors.  In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option.  A non-cash compensation expense related to the amended stock options will be recognized if and when a director benefits from this modified provision.  As of June 30, 2003, the maximum stock-based compensation expense would be $369,000 if all non-employee directors benefited from this provision with respect to outstanding options.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•             results and timing of our clinical trials, including the results of the Metformin GR™, Ciprofloxacin GR™ and Furosemide GR™ trials and publication of those results;

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

ABOUT THE COMPANY

We are a development stage company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies.  Our primary oral drug delivery system is the patented Gastric Retention System (GR™ System).  The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled release basis.  By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day.  At present, several products containing different drug compounds incorporated in the GR System are in clinical trial development.  In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits.  Our intellectual property position includes six issued patents and fourteen patent applications pending in the United States.

In this Quarterly Report on Form 10-Q, the “company,” “Depomed,” “we,” “us,” and “our,” refer to Depomed, Inc.

We develop proprietary products utilizing our technology internally, as well as in collaboration with pharmaceutical and biotechnology companies.  Regarding our collaborative programs, we apply our technology to the partner’s compound and from these collaborations we expect to receive research and development funding, milestone payments, license fees and royalties.  For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials.  With the Phase II clinical trial results, we generally seek a collaborative partner for marketing and sales, as well as to complete the funding of the clinical trials.  We also expect to receive milestone payments, license fees and royalties from these later-stage collaborations.

In May 2003, we received a State of California Drug Manufacturing License for our pharmaceutical laboratories and manufacturing facilities.  The license allows us to manufacture Gastric Retention (GR™) clinical supplies for our Phase I and Phase II clinical trials, as well as to provide quality control and quality assurance testing in our laboratories for our Phase I through Phase III GR clinical supplies.

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

In December 2002, our first Phase III clinical trial of Metformin GR was completed.  The trial compared Metformin GR with Bristol-Myers Squibb Company’s immediate release metformin product currently marketed as Glucophage®.  Metformin GR produced successful results in the trial with clinically meaningful and statistically significant reductions in hemoglobin A1C and other measures of glycemic control.  The second Phase III trial of Metformin GR is fully enrolled and scheduled to be completed by December 2003.

Ciprofloxacin GR™

In 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections.  In June 2003, we initiated Phase III clinical trials for Ciprofloxacin GR, which we expect to be completed in the first quarter of 2004.  We are currently in discussions with potential marketing partners for this product.

Furosemide GR™

In 2002, we successfully completed a Phase I clinical trial of Furosemide GR.  Furosemide is a widely prescribed diuretic currently marketed as an immediate release formulation and sold by Aventis as Lasix® and also sold as a generic by a number of other pharmaceutical companies.  We expect to begin Phase II clinical trials with Furosemide GR in the second half of 2003.

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

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery systems.  For example, we have completed preclinical studies of a combination product comprising our Metformin GR once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes.  Under our agreement with Biovail, Biovail has an exclusive option to license this product from us.  We expect that Phase I clinical trials for this product will commence if we enter into a development and licensing agreement with Biovail or another third party.

In January 2000, we formed a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”) to develop products using drug delivery technologies and expertise of both Elan and Depomed.  This joint venture, Depomed Development, Ltd. (DDL), a Bermuda limited liability company, is owned 80.1% by Depomed and 19.9% by Elan.  Depomed began subcontract development work for DDL in January 2000 and DDL’s first product candidate successfully completed Phase I clinical trials in the first quarter of 2001.  DDL’s second product candidate, Gabapentin GR™, successfully completed Phase I clinical trials in the first quarter of 2002 and DDL’s third product candidate had been in preclinical testing.  Patent applications have been filed for these products and the product rights are available to potential marketing partners for further development.  However, as a result of a major change in Elan’s business strategy, the development and funding of these products was stopped as of August 2002.  We are currently in discussions with Elan relating to the future of DDL.  If we fail to reach mutually agreeable terms with Elan regarding the joint venture, we may not have rights to develop these products.

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

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.  To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements.  We intend to continue investing in the further development of our drug delivery technologies and the GR System.  We will need to make additional capital investments in laboratories and related facilities.  As additional personnel are hired in 2003 and our potential products proceed through the development process, expenses can be expected to continue to increase from their 2002 levels.  As Phase III clinical trials for Metformin GR are concluded by the end of 2003 and Ciprofloxacin GR trials are concluded in early 2004, research and development expense is expected to decrease later in 2004.

We have generated a cumulative net loss of approximately $76,566,000 for the period from inception through June 30, 2003.  Of this loss, $19,817,000 is attributable to our share of the equity in the net loss of DDL.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition, use of estimates and the valuation of the exchange option of our Series A Preferred Stock to be critical policies.  Our critical accounting policies have not changed since we filed our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2003.  For a description of our critical accounting policies, please refer to our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

Revenues

Revenue for the three and six months ended June 30, 2003 was $119,000 and $506,000, respectively, compared to $611,000 and $1,232,000 in the same periods of 2002, respectively.  In the three-month periods ended June 30, 2003 and 2002, revenue from collaborative agreements increased to $119,000 from $14,000 in 2002.  In the six-month periods ended June 30, 2003 and 2002, revenue from collaborative agreements increased to $506,000 from $152,000 in 2002.  The increase from year to year, in both periods was due to work performed for ActivBiotics under the feasibility agreement we signed in October 2002.  We are continuing to perform research and development services for ActivBiotics in the third quarter of 2003.  Revenue from affiliates for the three- and six-month periods ended June 30, 2002 was $597,000 and $1,081,000, respectively and none in 2003.  As of August 2002, research and development services for DDL, our joint venture, were discontinued.  We do not expect to perform development work for DDL in the future.

Research and Development Expense

Research and development expense increased to $6,295,000 and $12,060,000 for the three and six months ended June 30, 2003, from $4,949,000 and $9,537,000 for the same periods of 2002.  In the three-month periods ending June 30, 2003 and 2002, the increase was primarily due to expense of $888,000 for clinical trials with Depomed’s proprietary products, including Phase III trials with Metformin GR.  Other increases included $379,000 related to the hiring of additional employees and increased salaries and $52,000 for recruiting fees.  In the six months ended June 30, 2003 and 2002, the increase was primarily due to $1,574,000 for clinical trial expense and $743,000 relating to the hiring of additional employees.   As Phase III clinical trials for Metformin GR are concluded by the end of 2003 and Ciprofloxacin GR trials are concluded in early 2004, research and development expense is anticipated to decline from its present level.  In May 2003, we entered into a non-cancelable lease agreement to lease a 25,000 square foot facility adjacent to our current facility in Menlo Park.  The lease agreement expires in April 2008 with an option to extend the lease for an additional five years.  We also renegotiated certain terms of our current lease agreement including the lease term, which will now expire in April 2008 with an option to extend the lease for an additional five years.  We expect to recognize additional rent expense of approximately $140,000 in the last half of 2003 related to the new facility.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Due to the advanced stage of development of our Metformin GR program, we are able to estimate that as of June 30, 2003, the costs to complete the related clinical trials and studies will not exceed $8.0 million, including costs for internal project management and support.  We expect to complete the Phase III clinical trials of Metformin GR by December 2003.  If these trials are successfully completed, we intend to file a New Drug Application in the first half of 2004 seeking approval from the FDA to market Metformin GR.

General and Administrative Expense

General and administrative expense for the second quarter of 2003 and 2002 was $839,000 and $1,320,000, respectively.  General and administrative expense for the six months ended June 30, 2003 was $1,609,000 compared to $1,950,000 in the same period of 2002.  In the three-month periods ended June 30, 2003 and 2002, the decrease was due to decreased legal expense of $725,000.  The decrease was offset by increased salary expense of $74,000, marketing expense of $77,000 and insurance expense of $54,000.  In the six-month periods ended June 30, 2003 and 2002, the decrease was due to decreased legal expense of $773,000, which was offset by increased salary expense of $124,000, insurance expense of $101,000 and marketing expense of $94,000.  During the periods, legal expense decreased due to the November 2002 settlement of our patent infringement lawsuit against Bristol-Myers.  Legal fees related to the lawsuit were incurred throughout 2002.  Salary expense increased primarily due to hiring of a Vice President of Business Development and salary increases for our administrative staff.  Insurance expense increased primarily due to higher rates for directors’ and officers’ insurance and marketing expense increased due to attendance at an increased number of investor conferences and additional activities conducted by our Vice President of Business Development.  We expect that general and administrative expense will increase moderately in the future.

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

DDL recognized a net loss of $100 and $1,492,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, the net loss was $7,000 and $2,506,000, respectively.  As of August 2002, DDL discontinued subcontracting research and development services to Depomed, Elan and others, which accounts for the decrease in DDL’s net loss from period over period. We are currently in discussions with Elan relating to the future of DDL.  In 2003 and thereafter until DDL is dissolved, we expect DDL will recognize annual general and administrative expense of approximately $10,000 related to legal fees.  Historically, DDL has funded its research through capital contributions from its partners based on the partners’ ownership percentage.  Depomed was responsible, at its sole discretion, for funding 80.1% of DDL’s cash requirements up to a maximum of $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through September 2002.  Our equity in the loss of DDL is based on 100% of DDL’s losses (since Depomed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  Our share of the DDL’s loss was $100 and $1,195,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, our share of DDL’s loss was $5,000 and $2,007,000, respectively.  In 2003 and thereafter until DDL is dissolved, we expect we will recognize approximately $8,000 per year related to our share of DDL’s loss.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a maximum of $8,010,000.  The funding term of the loan expired in September 2002.

Interest Income and Expense

Interest expense was approximately $230,000 and $160,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, interest expense increased year over year to $454,000 from $332,000.  The increase in interest expense was primarily due to an increase of $70,000 and $145,000, respectively, accrued on the Elan convertible loan facility.  Interest on the Elan loan facility increased due to additional amounts borrowed under the facility in the third quarter of 2002.  Interest income was approximately $78,000 for the three months ended June 30, 2003 compared to $14,000 in the same period of 2002.  For the six months ended June 30, 2003, interest income increased to $153,000 from $40,000 in the same period of 2002.  The increase was due to higher investment balances in 2003 as a result of an $18,000,000 payment we received in December 2002 related to the settlement of a patent infringement lawsuit against Bristol-Myers and net proceeds of $18,714,000 we received from an equity private placement in April 2003.  In 2003, interest income also included immaterial gains realized on some of our marketable securities.

Stock-based Compensation Expense

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Stock Option Plan (the “Plan”) by 1,306,811 shares.  On May 29, 2003 at the 2003 Annual Meeting of Shareholders, our shareholders approved the increase to the Plan.  In December 2002 and March 2003, we granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of our common stock on the respective dates of grant.  However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained.  Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, we were required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options.  In the second quarter of 2003, we recognized approximately $24,000 in stock-based compensation expense related to the stock options.  We expect to recognize approximately $63,000 per quarter for the next four years.

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of our Board of Directors.  In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option.  A non-cash compensation expense related to the amended stock options will be recognized if and when a director benefits from this modified provision.  As of June 30, 2003, the maximum stock-based compensation expense would be $369,000 if all non-employee directors benefit from this provision with respect to outstanding options.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the six months ended June 30, 2003 was approximately $15,875,000, compared to approximately $9,736,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003, the cash used in operations was due primarily to the net loss, and decreases in accounts payable due to the completion of our first Phase III trial of Metformin GR during the fourth quarter of 2002.  In 2002, the cash used in operations was due to the net loss offset by our equity in the loss of the joint venture and increases in accounts payable due to increased clinical trial activity and decreases in accounts receivable.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2003 totaled approximately $4,742,000 and consisted of a $4,443,000 net decrease in marketable securities and $213,000 in purchases of lab equipment and computers.  Net cash used in investing activities in the six months ended June 30, 2002 totaled approximately $1,106,000 and consisted of an $857,000 investment in DDL and $249,000 in purchases of lab equipment and office equipment.  We expect that future capital expenditures will include leasehold improvements for the build out of our newly leased facility and additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2003 was approximately $18,456,000 compared to $8,906,000 for the same period of 2002.  In 2003, the amount consisted of $18,714,000 of net proceeds from our April 2003 private placement of 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock and was offset by $34,000 of costs related to our March 2002 private placement and $224,000 in payments on equipment loans and lease obligations.  In 2002, the amount provided by financing activities consisted primarily of net proceeds of approximately $8,118,000 from a private placement completed in March 2002 for 2,300,000 shares of common stock and warrants to purchase 121,981 shares of common stock.  In 2002, the amount also included $857,000 from a credit facility provided by Elan to fund our portion of our joint venture expense.  The cash provided by financing activities in 2002 was offset by $257,000 of payments on equipment loans and capital lease obligations.

Contractual Obligations

As of June 30, 2003, there was $9,005,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $1,208,000 at June 30, 2003.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

Future minimum payments under the operating leases, including the new facility lease and the renegotiated terms of our current lease signed in May 2003, capital leases and long-term debt at June 30, 2003, together with the present value of long-term debt payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$465,300	$15,354	$249,726
2004	1,042,983	26,945	343,352
2005	965,936	11,227	88,652
2006	963,251	—	—
2007	992,148	—	—
Thereafter	333,958	—	—
	$4,763,576	53,526	681,730
Less amount representing interest		(11,921)	(60,918)
Present value of future payments		41,605	620,812
Less current portion		(20,030)	(411,174)

Non-current portion		$21,575	$209,638

Financial Condition

As of June 30, 2003, we had approximately $22,434,000 in cash, cash equivalents and marketable securities, working capital of $17,889,000, and accumulated net losses of $76,566,000.  We expect to continue to incur operating losses over the next several years.  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least April 2004.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.  We have limited credit facilities and no other committed source of capital.  To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.  If adequate funds are not available we may have to:

•             delay, postpone or terminate clinical trials;

•             curtail other operations significantly; and/or

•             obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise capital would have a material adverse effect on our company.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (or “FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Our adoption of FIN 46 is not expected to have a material impact on our results of operations and financial position.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (or “Issue No. 00-21”), Revenue Arrangements with Multiple Deliverables.  Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  Issue No 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of account.  Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement.  The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We do not expect that the adoption of Issue No. 00-21 will have a material effect on our financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (or “SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 has not had an effect on our financial condition or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered carefully in evaluating Depomed.  We believe the following are the material risks and uncertainties we face at the present time.  If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected.  See also “Forward-Looking Statements.”

We will need additional capital to support our operations, which may be unavailable or costly.

As of June 30, 2003, our capital resources consisted of approximately $22.4 million in cash, cash equivalents and marketable securities.  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least April 2004.  We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

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

Further, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing agreements to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in significant dilution of our shareholders’ equity positions, especially if we are required to sell additional securities at the currently low trading price of our common stock.  If adequate funds are not available, we may have to curtail operations significantly, or obtain funds through entering into collaboration agreements on unattractive terms.

We are at an early stage of development and are expecting operating losses in the future.

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the years ended December 31, 2000, 2001 and 2002, we had total revenues of $1.8 million in 2000, $3.7 million in 2001 and $1.7 million in 2002.  For the years ended December 31, 2000, 2001 and 2002 we incurred losses of $21.7 million in 2000, $17.6 million in 2001 and $13.5 million in 2002.  As we continue to expand our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next several years.  Therefore, we expect our cumulative losses to increase.

We will receive future payments from Biovail related to the development of Metformin GR only after Metformin GR is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada.  We are responsible for completing the clinical development of Metformin GR.  Biovail will not reimburse us for any of our expenses incurred in connection with the clinical development of Metformin GR.  We will not receive any payments from Biovail until the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the first half of 2005, if at all.  Only upon FDA approval of Metformin GR will Biovail be required to make a $25.0 million payment to us.  As of June 30, 2003, we expect that the total remaining development costs for Metformin GR will be approximately $8.0 million.  If we do not continue funding development costs of Metformin GR, Biovail would have the right to assume development of Metformin GR.  In that event, our future payments from Biovail would be materially reduced.

Most of our revenues were derived from our relationship with Elan, which we expect to be terminated.

We have generated all of our revenues through collaborative arrangements with pharmaceutical and biotechnology companies.  In January 2000, we formed a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed.  For the years ended December 31, 2000, 2001 and 2002, 99%, 58% and 74% of our total revenues, respectively, were derived from our joint venture with Elan.  In August 2002, work on the joint venture’s research and development programs ceased and we are currently in discussions with Elan relating to the future of the joint venture.  We do not expect to generate any future revenue from the joint venture, nor can we be certain of when its future status will be resolved.

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

Our strategy to continue development and commercialization of products using the GR System requires that we enter into additional collaborative arrangements.  Collaborative agreements are generally complex and contain provisions that may give rise to disputes regarding the relative rights and obligations of the parties.  Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration.  In addition, the terms of collaborative partner agreements may limit or preclude us from developing products or technologies developed pursuant to such agreements.  Moreover, collaborative agreements often take considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

Our lead product candidate, Metformin GR, is currently in pivotal Phase III human clinical trials.  We intend to file a New Drug Application with the FDA for Metformin GR sometime after completion of Phase III human clinical trials, which is expected in December 2003.  However, the earliest we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005.

In June 2002, we completed a Phase II human clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infection.  In June 2003, we initiated a Phase III clinical trial for this product, called Ciprofloxacin GR, which we expect to complete in the first quarter of 2004.

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

Although we have established internal manufacturing facilities to manufacture supplies for Phase I and Phase II clinical trials, we do not have and we do not intend to establish in the foreseeable future internal commercial scale manufacturing, marketing or sales capabilities.  Rather, we intend to use the facilities of third parties to manufacture products for Phase III clinical trials and commercialization.  Our dependence on third parties for the manufacture of products using the GR System may adversely affect our ability to deliver such products on a timely and competitive basis.  Although we have made arrangements for the third party manufacture of Metformin GR, there may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of other products using the GR System.  If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

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

A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  As of August 11, 2003 our common stock was trading at $5.04.  If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to fall below $5.00 per share on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 29, 2002 to consider and vote on the following proposals:  (i) election of directors until the next annual meeting of shareholders (Proposal 1); (ii) amendment of the Company’s Amended and Restated 1995 Stock Option Plan to increase the number of shares available for issuance by 1,800,000 shares from 2,900,000 shares to 4,700,000 shares (Proposal 2) and (iii) ratification of Ernst & Young LLP as the Company’s independent auditors (Proposal 3).

Proposal 1  Drs. John W. Fara, John W. Shell and W. Leigh Thompson and Messrs. John N. Shell, G. Steven Burrill, Julian N. Stern and Michael J. Callaghan, each of whom was a director of Depomed prior to the annual meeting, were elected as directors of the Company to serve until the next annual meeting of the shareholders of Depomed.  Of the 13,757,052 shares voted at the annual meeting, 13,353,038 shares were voted for the election of Dr. Fara, with 404,014 shares voting against Dr. Fara; 13,354,038 shares were voted for the election of Dr. Shell and Mr. Shell, with 403,014 shares voting against Dr. Shell and Mr. Shell; 13,352,938 shares were voted for the election of Dr. Thompson and Messrs. Burrill and Callaghan, with 404,114 shares voting against Dr. Thompson and Messrs. Burrill and Callaghan; and 13,320,938 shares were voted for the election of Mr. Stern, with 436,114 voting against Mr. Stern.

Proposal 2  The shareholders of Depomed approved Proposal 2 with a vote of 6,318,753 for, 2,442,828 shares against, with 3,012 shares abstaining and 4,992,459 shares not voted.

Proposal 3  The shareholders of Depomed approved Proposal 3 with a vote of 11,289,474 for, 1,700 shares against, with 2,465,878 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1                      Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC

10.2                      Lease agreement dated April 30, 2003 between the Company and Menlo Business Park LLC

31.1                      Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.

31.2                      Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton

32.1                      Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.

32.2                      Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(b)         Reports on Form 8-K

On April 1, 2003, we furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release regarding final results for the fiscal year ended December 31, 2002.  In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, “Results of Operation and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

On April 25, 2003, we filed a Current Report on Form 8-K with respect to a private placement completed April 21, 2003.

On May 16, 2003, we filed a Current Report on Form 8-K to report the issuance of a press release regarding final results for the quarter ended March 31, 2003.  In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	DEPOMED, INC.

By: /s/ John F. Hamilton
John F. Hamilton
Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

By: /s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and Chief Executive Officer

INDEX TO EXHIBITS

10.1	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park, LLC
10.2	Lease agreement dated April 30, 2003 between the company and Menlo Business Park, LLC
31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certifications pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certifications pursuant to 18 U.S.C. Section 1350 of John F. Hamilton