Form 10-Q
period 2003-09-30
DEPOMED INC
filed 2003-11-14
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 10, 2003 was 33,774,840.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and for the period from inception (August 7, 1995) to September 30, 2003

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002, and for the period from inception (August 7, 1995) to September 30, 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,982,020	$11,533,326
Marketable securities	12,151,811	8,684,647
Accounts receivable	599,545	301,869
Prepaid and other current assets	302,547	534,351
Total current assets	16,035,923	21,054,193

Property and equipment, net	2,041,782	1,833,208
Other assets	532,459	291,876
	$18,610,164	$23,179,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,048,637	$4,803,672
Accrued compensation	624,212	429,491
Accrued clinical trial expense	271,166	2,381,609
Other accrued liabilities	251,559	218,548
Capital lease obligation, current portion	21,055	14,870
Long-term debt, current portion	337,853	420,850
Other current liabilities	—	305,166
Total current liabilities	4,554,482	8,574,206

Capital lease obligation, non-current portion	17,469	22,653
Long-term debt, non-current portion	128,997	362,567
Promissory note to related party	9,205,002	8,618,717

Series A convertible exchangeable preferred stock, no par value; 25,000 shares designated, zero and 12,015 shares issued and outstanding at September 30, 2003 and December 31, 2002	—	12,015,000

Commitments

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock: 25,000 shares designated, 12,015 and zero shares issued and outstanding at September 30, 2003 and December 31, 2002	12,015,000	—

Common stock, no par value, 100,000,000 shares authorized; 25,938,591 and 16,460,566 shares issued and outstanding at September 30, 2003 and December 31, 2002	77,220,647	56,679,288
Deferred compensation	(927,318)	—
Deficit accumulated during the development stage	(83,602,805)	(63,095,890)
Accumulated other comprehensive income (loss)	(1,310)	2,736
Total shareholders’ equity (deficit)	4,704,214	(6,413,866)
	$18,610,164	$23,179,277

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (August 7, 1995) to September 30,

2003

2002

2003

2002

2003

Revenue:
Collaborative agreements	$364,550	$171	$870,176	$151,864	$4,681,199
Collaborative agreements with affiliates	—	139,756	—	1,220,527	5,101,019

Total revenue	364,550	139,927	870,176	1,372,211	9,782,218

Operating expenses:
Research and development	6,421,244	6,251,867	18,481,608	15,788,447	73,323,697
General and administrative	799,426	2,166,831	2,408,595	4,116,928	17,689,859
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	7,220,670	8,418,698	20,890,203	19,905,375	91,311,710

Loss from operations	(6,856,120)	(8,278,771)	(20,020,027)	(18,533,164)	(81,529,492)

Other income (expenses):
Equity in loss of joint venture	—	(428,293)	(5,359)	(2,435,667)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	—	—	18,000,000
Interest and other income	46,255	37,475	198,948	77,614	1,805,571
Interest expense	(226,683)	(173,945)	(680,477)	(506,325)	(2,061,822)

Total other income (expenses)	(180,428)	(564,763)	(486,888)	(2,864,378)	(2,073,313)

Net loss	$(7,036,548)	$(8,843,534)	$(20,506,915)	$(21,397,542)	$(83,602,805)

Basic and diluted net loss per share	$(0.27)	$(0.55)	$(0.93)	$(1.52)

Shares used in computing basic and diluted net loss per share	25,768,100	16,224,763	22,005,257	14,033,854

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From Inception (August 7, 1995) to September 30, 2003

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net loss	$(20,506,915)	$(21,397,542)	$(83,602,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	5,359	2,435,667	19,817,062
Depreciation and amortization	879,637	541,052	3,229,497
Accrued interest expense on notes	586,285	371,884	1,421,917
Amortization of deferred compensation	87,825	—	1,035,075
Value of stock options issued for services	22,263	17,410	263,708
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(297,676)	377,080	(599,545)
Accounts receivable from joint venture	—	(577,734)	—
Other current assets	231,804	153,164	(302,547)
Other assets	(240,583)	2,158	(532,617)
Accounts payable and other accrued liabilities	(3,832,467)	2,345,166	3,571,362
Accrued compensation	194,721	16,652	556,736
Other current liabilities	(305,166)	(137,718)	—
Net cash used in operating activities	(23,174,913)	(15,852,761)	(54,844,003)

Investing Activities
Investment in joint venture	(5,359)	(856,976)	(19,817,062)
Expenditures for property and equipment	(811,405)	(372,881)	(4,629,493)
Purchases of marketable securities	(18,123,683)	—	(42,032,071)
Maturities of marketable securities	14,391,401	—	29,605,510
Net cash used in investing activities	(4,549,046)	(1,229,857)	(36,873,116)

Financing Activities
Payments on capital lease obligations	(14,733)	(17,376)	(329,722)
Proceeds on equipment loan	—	—	1,947,006
Payments on equipment loan	(316,567)	(371,678)	(1,367,756)
Proceeds from issuance of promissory notes to related parties	—	856,976	8,846,703
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	19,503,953	20,538,338	74,882,146
Net cash provided by financing activities	19,172,653	21,006,260	94,699,139

Net (decrease) increase in cash and cash equivalents	(8,551,306)	3,923,642	2,982,020
Cash and cash equivalents at beginning of period	11,533,326	5,150,088	—
Cash and cash equivalents at end of period	$2,982,020	$9,073,730	$2,982,020

Supplemental Schedule of Noncash Financing and Investing Activities
Deferred compensation related to options granted to employees	$1,015,144	—	$1,475,143

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

 (A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year ending December 31, 2003 or future operating periods.

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

As of September 30, 2003, the Company had approximately $15,134,000 in cash, cash equivalents and marketable securities, working capital of $11,481,000 and accumulated net losses of $83,603,000.  In the course of its development activities, the Company expects such losses to continue over the next several years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  The Company expects its existing capital resources, including the $38.3 million in net proceeds from its October 2003 equity financing (see Note 8), will permit it to meet its capital and operational requirements through at least September 2005.

Principles of Consolidation

The consolidated financial statements for the quarter ended September 30, 2003, include the accounts of the Company and Depomed Development, Ltd., DDL, its 80.1% owned subsidiary held with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”). On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  Material intercompany accounts and transactions have been eliminated.

Change in Accounting Principle

In January 2003, the FASB issued FIN 46, which requires a variable interest entity (VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE.  Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE.  The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003.  However, the FASB deferred the effective date for VIEs created before February 1, 2003 to the period ended December 31, 2003 for calendar year companies.  Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

The Company adopted FIN 46 on July 1, 2003, and consolidated DDL as of that date, as it was determined that DDL was a VIE, as defined by FIN 46, and that the Company absorbs a majority of DDL’s expected losses.  Accordingly, the Company was required to consolidate the assets and liabilities of DDL on July 1, 2003, which did not have a material impact on the Company.  Also, as the Company had been responsible for 80% of DDL’s losses under the terms of the joint venture agreements with Elan, the Company had been recognizing 80% of DDL’s losses under the equity method of accounting prior to July 1, 2003.  Since the inception of DDL through June 30, 2003, the Company had recognized approximately $19.8 million, or 80% of DDL’s expenses.  Upon the adoption of FIN 46, the Company calculated what the impact would have been on its operations had it consolidated 100% of DDL’s expenses and recorded an offsetting “noncontrolling interest” equal to 20% of DDL’s expenses for the period from DDL’s inception through June 30, 2003.  As the impact on the Company’s net loss would have been the same as what the Company has recorded as equity in loss of joint venture through June 30, 2003, or $19.8 million, there was no cumulative catch-up charge to record upon the adoption of FIN 46.

The Company’s results of operations include 100% of the operating results of DDL for the quarter ended September 30, 2003.  The noncontrolling interest for the quarter was not material, and it has been included as an offset to general and administrative expenses in the statement of operations.  As DDL does not have any revenues, its accounts are reflected entirely in the Company’s consolidated operating expenses.

In addition, in September 2003, the Company modified its agreements with Elan that govern the terms of the joint venture.  As of September 16, 2003 and as a result of such modifications, the Company is now responsible for 100% of the funding requirements of DDL.  Accordingly, subsequent to September 15, 2003, the Company will no longer allocate any portion of DDL’s results of operations to the noncontrolling interest.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees.  Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the date of grant.  Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

The following table illustrates the effect on reported income and earnings per share if the Company had applied the recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss—as reported	$(7,036,548)	$(8,843,534)	$(20,506,915)	$(21,397,542)
Add: Total stock-based employee compensation expense, included in the determination of net loss as reported	63,447	—	87,825	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(360,163)	(347,598)	(1,065,152)	(1,043,353)
Net loss—pro forma	$(7,333,264)	$(9,191,132)	$(21,484,242)	$(22,440,895)

Net loss per share—as reported	$(0.27)	$(0.55)	$(0.93)	$(1.52)
Net loss per share—pro forma	$(0.28)	$(0.57)	$(0.98)	$(1.60)

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

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not have any guarantees nor does it provide any guarantees for others.  The adoption of FIN 45 did not have an effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (Issue No. 00-21), Revenue Arrangements with Multiple Deliverables.  Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  Issue No 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of account.  Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement.  The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company’s adoption of Issue No. 00-21 has not had a material effect on its financial position or results of its operations.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  At September 30, 2003, the contractual period for all available-for-sale debt securities is within one year.  All marketable securities are classified as available-for-sale.  These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity (net capital deficiency).

Securities classified as available-for-sale as of September 30, 2003 and December 31, 2002 are summarized below.  Estimated fair value is based on quoted market prices for these investments.

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
September 30, 2003:
U.S. corporate securities:
Total included in cash and cash equivalents	$1,603,117	$—	$1,603,117
Total included in marketable securities	12,153,121	(1,310)	12,151,811
Total available-for-sale	$13,756,238	$(1,310)	$13,754,928

December 31, 2002:
U.S. corporate securities:
Total included in cash and cash equivalents	$7,090,020	$—	$7,090,020
Total included in marketable securities	8,681,912	2,736	8,684,648
Total available-for-sale	$15,771,932	$2,736	$15,774,668

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of September 30, 2003 and 2002, the total number of outstanding common stock equivalent shares was 13,446,794 and 8,134,420, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2003 and 2002 approximates net loss and includes unrealized gains and losses on marketable securities.

5. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Elan Corporation, plc

In 1999, the Company entered into an agreement with Elan to form a joint venture to develop products using drug delivery technologies of both Elan and Depomed, Inc.  In January 2000, the definitive agreements were signed to form DDL, a Bermuda limited liability company, which is owned 80.1% by Depomed and 19.9% by Elan.  In August 2002, DDL discontinued subcontracting research and development services to Depomed, Elan and others.  On September 16, 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL.  The modifications to the joint venture arrangements included, among other modifications, the termination of Elan’s participation in the management and the board of directors of DDL, the termination of Elan’s license of certain of its technologies to DDL and the cancellation of Elan’s right to exchange the Series A preferred shares the Company issued to Elan in January 2000 for an additional 30.1% equity interest in DDL.  As a result of the elimination of this exchange right, $12,015,000, representing 12,015 shares of Series A preferred stock, has been reclassified as permanent shareholders’ equity.

Following the termination of Elan’s participation in the management of DDL, the Company continues to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL and the Company now controls the management of DDL and is responsible for 100% of the expenses incurred by DDL.  Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL on July 1, 2003, and has consolidated DDL’s operating results, net of noncontrolling interest, for the period from July 1, 2003 through September 15, 2003.  As the Company is responsible for 100% of the expenses incurred by DDL beginning September 16, 2003 as a result of the modifications to the joint venture arrangements, the Company has recognized 100% of DDL’s operating results for the period from September 16, 2003 through September 30, 2003.

For the period from July 1, 2003 to September 15, 2003, and the Company consolidated approximately $2,000 of DDL expenses, net of noncontrolling interest, which amount is included in general and administrative expenses in the consolidated statement of operations.  For the period from September 16, 2003 to September 30, 2003, the Company consolidated general and administrative expense of approximately $7,000 related to DDL.  The Company expects to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.

For the three and nine months ended September 30, 2003, DDL recognized a net loss of approximately $2,000 and $9,000, respectively.  For the period from inception (January 7, 2000) to September 30, 2003, DDL recognized a net loss of approximately $24,743,000.   The net loss from inception to September 30, 2003 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  For the three and nine months ended September 30, 2002, DDL recognized a net loss of approximately $535,000 and $3,041,000, respectively.  To date, DDL has not recognized any revenue.  Prior to the adoption of FIN 46 on July 1, 2003, Depomed’s equity in the loss of DDL was based on 100% of DDL’s losses (since Depomed owns 100% of the DDL voting common stock), less the amounts funded by Elan.  For the period from inception to June 30, 2003, Depomed recognized approximately $19,817,000 as equity in the loss of the joint venture in the statement of operations.  For the three and nine months ended September 30, 2002, Depomed recognized approximately $428,000 and $2,436,000 of DDL’s net loss, respectively.

Gabapentin GR™ License

Following the modifications of the joint venture arrangements with Elan, DDL granted the Company an exclusive license to Gabapentin GR™, a product candidate developed in the joint venture which utilizes Depomed technology and was licensed to DDL.  The Company will pay milestones and royalty payments to DDL if Gabapentin GR is successfully commercialized.

6. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The note has a six-year term, is due in January 2006, and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 financing, which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $9.07 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature.  The funding term of the loan expired in November 2002.  As of September 30, 2003, a total of $9,205,000 was outstanding on the note, including $1,408,000 of accrued interest.

7. SHAREHOLDERS’ EQUITY

Preferred Stock

In September 2003 and in connection with the termination and amendment of the joint venture agreements, the Company reclassified its Series A preferred stock to permanent shareholders’ equity.  See Note 6 of the Notes to Consolidated Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc.

Warrant and Option Exercises

During the third quarter of 2003, investors exercised 336,512 warrants and options for 218,766 shares of the Company’s common stock with net proceeds of $843,000.

Amendment to Director Stock Option Agreements

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of the Company’s Board of Directors.  In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option.  A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision.  The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefited from this provision with respect to outstanding options.  As of September 30, 2003, no expense had been recognized related to these options.

Private Placement

                In April 2003, the Company sold 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,695,000.  The warrants are exercisable from July 2003 until April 2008 at an exercise price of $2.16.  The fair value of the warrants on the date of issuance, using the Black-Scholes Option Valuation Model, was approximately $4.6 million.  The value of the warrants has been recorded with offsetting entries in stockholders’ equity as the warrant value is also considered an issuance cost of the financing.

Stock-Based Compensation

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Stock Option Plan (the “Plan”) by 1,306,811 shares.  On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company’s shareholders approved this increase to the Plan.  In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant.  However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained.  Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options.  In the three and nine months ended September 30, 2003, the Company recognized approximately $63,000 and $88,000, respectively, in stock-based compensation expense related to these stock options.

8. SUBSEQUENT EVENT

Public Offering

In October 2003, the Company sold 6,500,000 shares of common stock in an underwritten public offering at a public offering price of $5.50 per share with net proceeds of approximately $33,280,000.  In November 2003, the Company sold an additional 975,000 shares of its common stock at a public offering price of $5.50 per share with net proceeds of approximately $5,041,000 pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the public offering.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•               results and timing of our clinical trials, including the results of the Metformin GR™, Ciprofloxacin GR™, Furosemide GR™ and Gabapentin GR™ trials and publication of those results;

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

ABOUT DEPOMED

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. We currently have two products in pivotal Phase III clinical trials and two products that have completed Phase I clinical trials and that we intend to advance into Phase II trials. Our primary oral drug delivery system is the patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have several products containing different drug compounds incorporated in the GR System in preclinical development. In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes seven issued patents and thirteen patent applications pending in the United States.

In this Quarterly Report on Form 10-Q, the “company,” “Depomed,” “we,” “us,” and “our,” refer to Depomed, Inc.

We develop proprietary products utilizing our technology internally, as well as products in collaboration with pharmaceutical and biotechnology companies. Regarding our collaborative programs, we apply our proprietary technology to the partner’s compound and from these collaborations we generally expect to receive research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials. Upon the completion of Phase II clinical trials, we evaluate, on a case-by-case basis, the feasibility of retaining marketing or co-marketing rights to our product candidates in the United States, taking into account such factors as the marketing and sales efforts required for each of the product candidates, the potential collaborative partners and the proposed terms of any such collaboration. When we license marketing rights to a collaborative partner, we generally expect the partner to fund the completion of the clinical trials and to pay us license fees, milestones and royalties on sales of the product.

Metformin GR™

We have internally developed a once-daily metformin product for Type II diabetes, Metformin GR, which is in pivotal Phase III clinical trials. In May 2002, we entered into an agreement with Biovail Laboratories granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval and royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million. If we do not continue to fund development costs of Metformin GR, Biovail has the right to assume those expenses. In that event, our future payments from Biovail under the agreement would be materially reduced.

In December 2002, our first Phase III clinical trial of Metformin GR was completed and in February 2003 we reported positive results for the trial. The trial compared Metformin GR with Bristol-Myers Squibb Company’s immediate release metformin product marketed as Glucophage®. In the trial, Metformin GR showed clinically meaningful and statistically significant reductions in hemoglobin A1c and other measures of glycemic control. In November 2003, we completed the dosing of patients for the second phase III clinical trial of Metformin GR and we expect this trial to be completed in the first quarter of 2004. However, the earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.

Ciprofloxacin GR™

In 2002, we completed a Phase II clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections. In June 2003, we initiated a Phase III clinical trial for Ciprofloxacin GR and in November 2003 we completed the dosing of patients for the trial. However, the earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all. We expect the Phase III clinical trial of Ciprofloxacin GR to be completed in the first quarter of 2004. We are seeking potential marketing or co-marketing partners for Ciprofloxacin GR.

Gabapentin GR™

In September 2003, we amended or terminated the contracts governing the operation of our joint venture arrangements with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together “Elan”).  Following these modifications, Depomed Development, Ltd., or DDL, our consolidated subsidiary of which we own 80.1%, granted us an exclusive license to Gabapentin GR, a product candidate developed in the joint venture which utilizes Depomed technology and was licensed to DDL.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®. DDL successfully completed Phase I clinical trials on Gabapentin GR in the first quarter of 2002. We expect to initiate a Phase II clinical trial on Gabapentin GR in 2004 for an indication to be determined.

Furosemide GR™

In 2002, we successfully completed a Phase I clinical trial of Furosemide GR. Furosemide is a widely prescribed diuretic marketed as an immediate release formulation, which is sold by Aventis as Lasix® and by several other pharmaceutical companies as a generic. We expect to begin Phase II clinical trials with Furosemide GR in the fourth quarter of 2003.

Other Research and Development Activities

In October 2002, we signed an agreement with ActivBiotics, Inc. to conduct feasibility studies to develop a controlled-release oral tablet to deliver ActivBiotics’ broad-spectrum antibiotic, Rifalazil, to the stomach and upper gastrointestinal tract. The target indication is the eradication of H. pylori, the causative agent of most cases of peptic ulcers. Under the agreement, ActivBiotics funds our research and development expenses related to the feasibility studies with Rifalazil and has an option to acquire an exclusive license to Rifalizil in combination with the GR System.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery system. For example, we are collaborating with AVI BioPharma, Inc. on a project for the delivery of large molecules from the GR System. We have also completed preclinical studies of a combination product comprising our Metformin GR once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes. Under our agreement with Biovail, Biovail has an exclusive option to license this product from us. We expect that Phase I clinical trials for this product will commence only if we enter into a development and licensing agreement with Biovail or another third party.

Although we expect Phase III clinical trials for Metformin GR and Ciprofloxacin GR to be concluded in the first quarter of 2004, we believe that our research and development expenses will remain relatively flat or increase during 2004 due to anticipated increased expenditures on clinical trials and research and development for our other product candidates.

Manufacturing Capabilities

In May 2003, we received a State of California Drug Manufacturing License for our pharmaceutical laboratories and manufacturing facilities. The license allows us to manufacture clinical supplies of our product candidates for our Phase I and Phase II clinical trials, as well as to provide quality control and quality assurance testing in our laboratories for our Phase I through Phase III clinical supplies. We intend to employ contract manufacturers for any commercial-scale manufacturing of our products.

Relationship with Elan

In January 2000, we formed DDL as a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed.  DDL is owned 80.1% by us and 19.9% by a subsidiary of Elan. On September 16, 2003, we amended or terminated the contracts governing the operation of DDL. The modifications to the joint venture arrangements included among other modifications, the termination of Elan’s participation in the management and the board of directors of DDL, the termination of Elan’s license of certain of its technologies to the joint venture and the cancellation of Elan’s right to exchange the Series A preferred shares we issued to Elan in January 2000 for an additional 30.1% equity interest in DDL.  As a result of the elimination of this exchange right, our Series A preferred stock was reclassified as permanent shareholders’ equity.  We continue to own 80.1% of DDL, with the remaining 19.9% held by a subsidiary of Elan. Following the termination of Elan’s participation in the management and the board of directors of DDL, DDL’s five-member board of directors was reconstituted to include three of our executive officers, one of whom serves on our board of directors. We do not expect DDL to perform any further product development.

Other Information

Future clinical progress of our products depends primarily on the results of each ongoing study. There can be no assurance that a clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the section entitled “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-Q.

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. We intend to continue investing in the further development of our drug delivery technologies and the GR System. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2003 and our potential products proceed through the development process, expenses may continue to increase from their 2002 levels.

We have generated a cumulative net loss of approximately $83,603,000 for the period from inception through September 30, 2003. Of this loss, $19,817,000 is attributable to our share of the equity in the net loss of DDL.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition and use of estimates to be critical policies.  Since the exchange right of our Series A Preferred Stock has been eliminated as of

September 16, 2003, we no longer consider the valuation of the exchange option of our Series A Preferred Stock to be a critical policy.  There have been no other changes to our critical accounting policies since we filed our 2002 Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2003.  For a description of our critical accounting policies, please refer to our 2002 Annual Report on Form 10-K.

Change in Accounting Principle

            In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), which requires a variable interest entity (VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE.  Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE.  The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003.  However, the FASB deferred the effective date for VIEs created before February 1, 2003 to the period ended December 31, 2003 for calendar year companies.  Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

We adopted FIN 46 on July 1, 2003, and consolidated DDL, our joint venture with Elan, as of that date, as we determined that DDL was a VIE, as defined by FIN 46, and that we absorb a majority of its expected losses.  Accordingly, we were required to consolidate the assets and liabilities of DDL on July 1, 2003, which did not have a material impact on our financial position or results of operations.  Also, as we had been responsible for 80% of DDL’s losses under the terms of our agreements with Elan, we had been recognizing 80% of DDL’s losses under the equity method of accounting prior to July 1, 2003.  Since the inception of DDL through June 30, 2003, we had recognized approximately $19.8 million, or 80% of DDL’s expenses.  Upon the adoption of FIN 46, we calculated what the impact would have been on our operations had we consolidated 100% of DDL’s expenses and recorded an offsetting “noncontolling interest” equal to 20% of DDL’s expenses for the period from DDL’s inception through June 30, 2003, or $19.8 million, there was no cumulative catch-up charge to record upon the adoption of FIN 46.

Our results of operations include 100% of the operating results of DDL for the quarter ended September 30, 2003.  The noncontrolling interest for the quarter was not material, and it has been included as an offset to general and administrative expenses in the statement of operations.  As DDL does not have any revenue, its accounts are reflected entirely in our consolidated operating expenses.

In addition, in September 2003, we modified our agreements with Elan that govern the terms of the joint venture.  As of September 16, 2003 and as a result of such modifications, we are now responsible for 100% of the funding requirements of DDL.  Accordingly, subsequent to September 15, 2003, we will no longer allocate any portion of DDL’s results of operations to the noncontrolling interest.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

Revenues

Revenue for the three and nine months ended September 30, 2003 was $365,000 and $870,000, respectively, compared to $140,000 and $1,372,000 in the same periods of 2002, respectively.  In the three-month periods ended September 30, 2003 and 2002, revenue from collaborative agreements increased to $365,000 from $200 in 2002.  In the nine-month periods ended September 30, 2003 and 2002, revenue from collaborative agreements increased to $870,000 from $152,000 in 2002.  The increase from year to year, in both periods was due to work performed for ActivBiotics under the feasibility agreement we signed in October 2002 and from another undisclosed collaborative partner.  We are continuing to perform research and development services for ActivBiotics and another undisclosed collaborative partner in the fourth quarter of 2003.  Revenue from affiliates for the three- and nine-month periods ended September 30, 2002 was $140,000 and $1,221,000, respectively and none in 2003.  As of August 2002, research and development services for DDL, our joint venture, were discontinued.  We do not expect to perform development work for DDL in the future.

Research and Development Expense

Research and development expense increased to $6,421,000 and $18,482,000 for the three and nine months ended September 30, 2003, from $6,252,000 and $15,788,000 for the same periods of 2002.  In the three-month periods ended September 30, 2003 and 2002, the increase was primarily due to expense of $449,000 related to the hiring of additional employees and increased salaries and $125,000 for internal research and development lab supplies and expense related to internal cGMP production and testing of our clinical trial materials.  These expenses were partially offset by a decrease of $552,000 in clinical trial expenses due to the completion of all activities related to our first Metformin GR Phase III clinical trial in the third quarter of 2003.  In the nine months ended September 30, 2003 and 2002, the increase was primarily due to expenses of $1,193,000 relating to the hiring of additional employees,  $1,022,000 for clinical trial expense and $234,000 related to internal research and development lab supplies and expense.  Although we expect Phase III clinical trials for Metformin GR and Ciprofloxacin GR to be concluded in the first quarter of 2004, we believe that our research and development expenses will remain relatively flat or increase during 2004 due to anticipated increased expenditures on clinical trials and research and development for our other product candidates.  In May 2003, we entered into a non-cancelable lease agreement to lease a 25,000 square foot facility adjacent to our current facility in Menlo Park.  The lease agreement expires in April 2008 with an option to extend the lease for an additional five years.  We also renegotiated certain terms of our current lease agreement including the lease term, which will now expire in April 2008 with an option to extend the lease for an additional five years.  We expect to recognize additional rent expense of approximately $82,000 in the last quarter of 2003 related to the new facility.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Due to the advanced stage of development of our Metformin GR program, we are able to estimate that as of September 30, 2003, the costs to complete the related clinical trials and studies will not exceed $6.5 million, including costs for internal project management and support.  We expect to complete the Phase III clinical trials of Metformin GR in the first quarter of 2004.  If these trials are successfully completed, we intend to file a New Drug Application in the first half of 2004 seeking approval from the FDA to market Metformin GR.

General and Administrative Expense

General and administrative expense for the third quarter of 2003 and 2002 was $799,000 and $2,167,000, respectively.  General and administrative expense for the nine months ended September 30, 2003 was $2,409,000 compared to $4,117,000 in the same period of 2002.  In the three-month periods ended September 30, 2003 and 2002, the decrease was due to decreased legal expense of $1,545,000, which was partially offset by increased salary expense of $102,000.  In the nine-month periods ended September 30, 2003 and 2002, the decrease was due to decreased legal expense of $2,146,000, which was partially offset by increased salary expense of $226,000 and insurance expense of $162,000.  During the periods, legal expense decreased due to the November 2002 settlement of our patent infringement lawsuit against Bristol-Myers Squibb.  Legal fees related to the lawsuit were incurred throughout 2002.  Salary expense increased primarily due to hiring of a Vice President of Business Development and salary increases for our administrative staff.  Insurance expense increased primarily due to higher rates for directors’ and officers’ insurance.  We expect that general and administrative expense will increase moderately over the near term.

Equity in Loss of Joint Venture

DDL was formed in the first quarter of 2000.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL including the termination of Elan’s participation in the management of DDL.  While we continue to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, we now control the management of DDL and we are responsible for 100% of the expenses incurred by DDL.  Pursuant to our adoption of FIN 46 on July 1, 2003, we have consolidated the accounts of DDL on July 1, 2003, and have consolidated DDL’s operating results, net of noncontrolling interest, for the period from July 1, 2003 through September 15, 2003.  As we are responsible for 100% of the expenses incurred by DDL beginning September 16, 2003 as a result of the modifications to the joint venture arrangements, we have recognized 100% of DDL’s operating results for the period from September 16, 2003 through September 30, 2003.

For the period from July 1, 2003 to September 15, 2003 we consolidated approximately $2,000 of DDL expenses, net of noncontrolling interest, included in general and administrative expenses in the consolidated statement of operations.  For the period from September 16, 2003 to September 30, 2003, we consolidated general and administrative expense of approximately $7,000 related to DDL.  We expect to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

For the three and nine months ended September 30, 2003, DDL recognized a net loss of approximately $2,000 and $9,000, respectively.  For the period from inception (January 7, 2000) to September 30, 2003, DDL recognized a net loss of approximately $24,743,000.   The net loss from inception to September 30, 2003 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies.  For the three and nine months ended September 30, 2002, DDL recognized a net loss of approximately $535,000 and $3,041,000, respectively.  To date, DDL has not recognized any revenue.  Prior to the adoption of FIN 46 on July 1, 2003, our equity in the loss of DDL was based on 100% of DDL’s losses (since we own 100% of the DDL voting common stock), less the amounts funded by Elan.  For the period from inception to June 30, 2003, we recognized approximately 80.1% of DDL’s loss, or approximately $19,817,000 as equity in the loss of the joint venture in our statement of operations.  For the three and nine months ended September 30, 2002, we recognized approximately $428,000 and $2,436,000 of DDL’s net loss, respectively.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000.  The funding term of the loan expired in September 2002.

Interest Income and Expense

Interest expense was approximately $227,000 and $174,000 for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, interest expense increased year over year to $680,000 from $506,000.  The increase in interest expense was primarily due to an increase of $69,000 and $214,000, respectively, accrued on the Elan convertible loan facility.  Interest on the Elan loan facility increased due to additional amounts borrowed under the facility in the third quarter of 2002.  Interest income was approximately $46,000 for the three months ended September 30, 2003 compared to $37,000 in the same period of 2002.  For the nine months ended September 30, 2003, interest income increased to $199,000 from $78,000 in the same period of 2002.  The increase was due to higher investment balances in 2003 as a result of an $18,000,000 payment we received in December 2002 related to the settlement of a patent infringement lawsuit against Bristol-Myers Squibb and net proceeds of $18,695,000 we received from an equity private placement in April 2003.  In 2003, interest income also included immaterial gains realized on some of our marketable securities.

Stock-based Compensation Expense

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Stock Option Plan (the “Plan”) by 1,306,811 shares.  On May 29, 2003, at the 2003 Annual Meeting of Shareholders, our shareholders approved the increase to the Plan.  In December 2002 and March 2003, we granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of our common stock on the respective dates of grant.  However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained.  Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, we were required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options.  In the three and nine months ended September 30, 2003, we recognized approximately $63,000 and $88,000, respectively, in stock-based compensation expense related to the stock options.  We expect to recognize approximately $63,000 in stock-based compensation expense related to these stock options per quarter until the second quarter of 2007.

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of our Board of Directors.  In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option.  A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision.  The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefit from this provision with respect to outstanding options.  To date, no expense has been recognized related to these options.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2003 was approximately $23,175,000, compared to approximately $15,853,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the cash used in operations was due primarily to the net loss, and decreases in accounts payable due to the completion of our first Phase III clinical trial in the fourth quarter of 2002 and the subsequent completion of all activities related to the trial in third quarter of 2003.  In 2002, the cash used in operations was due to the net loss offset by our equity in the loss of the joint venture and increases in accounts payable due to increased clinical trial activity and legal fees.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2003 totaled approximately $4,549,000 and consisted of a $3,732,000 net increase in marketable securities and $811,000 in purchases of lab equipment and computers.  Net cash used in investing activities in the nine months ended September 30, 2002 totaled approximately $1,230,000 and consisted of an $857,000 investment in DDL and $373,000 in purchases of lab equipment and office equipment.  We expect that future capital expenditures will include leasehold improvements for the build out of our adjacent facility and additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2003 was approximately $19,173,000 compared to $21,006,000 for the same period of 2002.  In 2003, the amount consisted of $18,695,000 of net proceeds from our April 2003 private placement of 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock and $843,000 from the exercise of warrants and options during the third quarter of 2003, partially offset by $34,000 of costs related to our March 2002 private placement and $331,000 in payments on equipment loans and lease obligations.  In 2002, the amount provided by financing activities consisted primarily of net proceeds of approximately $8,086,000 from a private placement completed in March 2002 for 2,300,000 shares of common stock and warrants to purchase 121,981 shares of common stock.  In 2002, the amount also included $857,000 from a credit facility provided by Elan to fund our portion of our joint venture expense and $188,000 of proceeds from the exercise of warrants and stock options.  The cash provided by financing activities in 2002 was offset by $389,000 of payments on equipment loans and capital lease obligations.

In October 2003, we sold 6,500,000 shares of common stock in an underwritten public offering at a public offering price of $5.50 per share with net proceeds of approximately $33,280,000.  In November 2003, we sold an additional 975,000 shares of our common stock at a public offering price of $5.50 per share with net proceeds of approximately $5,041,000 pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the public offering.

Contractual Obligations

As of September 30, 2003, there was $9,205,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $1,408,000 at September 30, 2003.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

Future minimum payments under the operating leases, including the new facility lease and the renegotiated terms of our current lease signed in May 2003, capital leases and long-term debt at September 30, 2003, together with the present value of long-term debt payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2003	$250,925	$7,322	$124,863
2004	1,055,090	28,549	343,352
2005	978,043	11,895	88,652
2006	971,322	—	—
2007	992,148	—	—
Thereafter	333,958	—	—
	$4,581,486	47,766	556,867
Less amount representing interest		(9,242)	(43,737)
Present value of future payments		38,524	513,130
Less current portion		(21,055)	(364,302)
Non-current portion		$17,469	$148,828

Financial Condition

As of September 30, 2003, we had approximately $15,134,000 in cash, cash equivalents and marketable securities, working capital of $11,481,000, and accumulated net losses of $83,603,000.  We expect to continue to incur operating losses over the next several years.  We anticipate that our existing capital resources, including the $38.3 million in net proceeds from our October 2003 equity financing, will permit us to meet our capital and operational requirements through at least September 2005.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•           results of research and development efforts;

•           results of license negotiations;

•           relationships with collaborative partners;

•           changes in the focus and direction of our research and development programs;

•           technological advances;

•           results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies; and

•           acquisitions or investment in complimentary businesses, products or technologies;

We will need substantial funds of our own or from third parties to:

•           conduct research and development programs;

•           conduct preclinical and clinical testing; and

•           manufacture (or have manufactured) and market (or have marketed) potential products using the GR System.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.  We have limited credit facilities and no other committed sources of capital.  To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs.  We may not be able to raise such additional capital on favorable terms, or at all.  If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.  If adequate funds are not available we may have to:

•           delay, postpone or terminate clinical trials;

•           curtail other operations significantly; and/or

•           obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise capital would have a material adverse effect on our company.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  We do not have any guarantees nor do we provide any guarantees for others.  The adoption of FIN 45 did not have an effect on our financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (Issue No. 00-21), Revenue Arrangements with Multiple Deliverables.  Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  Issue No 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of account.  Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement.  The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Our adoption of Issue No. 00-21 did not have a material effect on our financial position and results of operations.

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2003, we had total revenues of $365,000 and for the years ended December 31, 2000, 2001 and 2002, we had total revenues of $1.8 million in 2000, $3.7 million in 2001 and $1.7 million in 2002. For the nine months ended September 30, 2003, we incurred losses of $20.5 million and for the years ended December 31, 2000, 2001 and 2002, we incurred losses of $21.7 million in 2000, $17.6 million in 2001 and $13.5 million in 2002. As we continue our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.

We will receive future payments from Biovail related to Metformin GR only if Metformin GR is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada. We are responsible for completing the clinical development of Metformin GR.  Biovail will not reimburse us for any of our expenses incurred in connection with the clinical development of Metformin GR.  We will not receive any payments from Biovail unless the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the first half of 2005, if at all.  Only if we receive FDA approval of Metformin GR will Biovail be required to make a $25.0 million payment to us.  As of September 30, 2003, we expected that the total remaining development costs for Metformin GR would be approximately $6.5 million.  If we do not continue funding development costs of Metformin GR, Biovail will have the right to assume development of Metformin GR.  In that event, our future payments from Biovail would be materially reduced.

We will need additional capital to support our operations, which may be unavailable or costly.

As of September 30, 2003, our capital resources consisted of approximately $15.1 million in cash, cash equivalents and marketable securities.  We anticipate that our existing capital resources, including the $38.3 million in net proceeds from our October 2003 equity financing, will permit us to meet our capital and operational requirements through at least September 2005. We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

•  Greater than expected clinical development costs associated with Ciprofloxacin GR or with our exclusive license with Biovail described above under “We will receive future payments from Biovail related to Metformin GR only if Metformin GR is approved by the FDA.”

•  Changes in the focus and direction of our research and development programs that could result in costly additional research and delay the eventual sale of our products.

•  Results of clinical testing and the regulatory requirements of the FDA and comparable foreign regulatory agencies that may lead to cash outlays greater than currently expected.

•  Results of our product licensing activities.

•  Acquisitions or investment in complimentary businesses, products or technologies;

Further, our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing agreements to continue our development programs. We may not be able to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in significant dilution of our shareholders’ equity positions. If adequate funds are not available, we may have to curtail operations significantly, or obtain funds through entering into collaboration agreements on unattractive terms.

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

•  market acceptance of the GR System;

•  regulatory actions;

•  adoption of new technologies;

•  developments concerning proprietary rights, including patents, infringement allegations and litigation matters;

•  the introduction of new products by our competitors;

•  manufacturing costs and difficulties;

•  results of clinical trials for our products;

•  changes in government funding; and

•  third-party reimbursement policies.

Our collaborative arrangements may give rise to disputes over ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have a collaboration agreement with Biovail to develop Metformin GR. In addition, we have entered into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements and we may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable provisions have not been fully negotiated. Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Moreover, collaborative arrangements often take considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

We may not be able to enter into future collaborative arrangements on acceptable terms, which would harm our ability to commercialize our products. Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and commercialize products using the GR System technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

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

Generally, our collaborative arrangements do not restrict our collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Our collaborative partners may also terminate their collaborative relationships with us or otherwise decide not to proceed with development and commercialization of our products.

We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others.

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold seven issued United States patents and thirteen United States patent applications are pending. Additionally, we are currently preparing a series of patent applications representing our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies seeking to market formulations of gabapentin that compete with Neurontin, claiming that these formulations of gabapentin infringe Pfizer’s patents. The results of this litigation could adversely impact our ability to develop Gabapentin GR. Further, if claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subjected to substantial damages for past infringement. Further, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

It is difficult to develop a successful product. If we do not develop a successful product we may not be able to raise additional funds.

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

We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

•  the GR System has unintended or undesirable side effects; or

•  products that appear promising in preclinical studies do not demonstrate efficacy in larger scale clinical trials.

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

Our lead product candidate, Metformin GR, is currently in pivotal Phase III clinical trials. We intend to file a New Drug Application with the FDA for Metformin GR some time after completion of Phase III clinical trials, which we expect to occur in the first quarter of 2004. The earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.

In June 2002, we completed a Phase II clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infection. In June 2003, we initiated a Phase III clinical trial for this product, called Ciprofloxacin GR, which we expect to complete in the first quarter of 2004. The earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all.

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our products. Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Significant clinical trial delays would impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

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

The approval process outside the United States is uncertain and may limit our ability to develop, manufacture and sell our products internationally.

To market any of our products outside of the United States, we and our collaborative partners are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

If we are unable to obtain acceptable prices or adequate reimbursement for our products from third-party payors, we will be unable to generate significant revenues.

In both domestic and foreign markets, sales of our product candidates will depend in part on the availability of adequate reimbursement from third-party payors such as:

•  government health administration authorities;

•  private health insurers;

•  health maintenance organizations;

•  pharmacy benefit management companies; and

•  other healthcare-related organizations.

If reimbursement is not available for our product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payors would have an adverse effect on our revenues. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our product candidates may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment.

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

Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers Squibb, ALZA Corporation (a subsidiary of Johnson & Johnson), Elan Corporation, plc, SkyePharma plc, Biovail Corporation, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Metformin GR will compete. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Metformin GR. Andrx Corporation, IVAX Corporation, Ranbaxy Laboratories Ltd., Par Pharmaceutical, Inc. and Alpharma, Inc. have announced that they have received or are seeking FDA approval for a controlled-release metformin product, and Flamel Technologies has a controlled-release metformin product in clinical trials. Bayer Corporation is currently marketing a once-daily ciprofloxacin product for the treatment of uncomplicated urinary tract infection and has recently received approval to market the product for complicated urinary tract infection. There may be other companies developing products competitive with Metformin GR and Ciprofloxacin GR of which we are unaware.

The competitive situation with respect to Gabapentin GR is complex and uncertain given the current regulatory and intellectual property status of gabapentin, which is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic United States patents relating to Neurontin have expired, and seven companies are seeking or have received FDA approval for generic versions of the drug. To our knowledge, we are the only company currently developing a sustained release formulation of furosemide for the United States market, but other companies have published research data indicating that products may be developed that are competitive with Furosemide GR.

Competition in pharmaceutical products and drug delivery systems is intense. We expect competition to increase. Competing technologies or products developed in the future may prove superior to the GR System or products using the GR System, either generally or in particular market segments. These developments could make the GR System or products using the GR System noncompetitive or obsolete.

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

Although we have established internal manufacturing facilities to manufacture supplies for our Phase I and Phase II clinical trials, we do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for Phase III clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the GR System may adversely affect our ability to deliver such products on a timely or competitive basis. Although we have made arrangements for the third party manufacture of Metformin GR, there may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of other products using the GR System. The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

Applicable cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the GR System. We will depend on the manufacturers of products using the GR System to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the GR System to maintain cGMP or comply with applicable foreign standards could delay or prevent their initial or continued commercial sale.

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

Our common stock is currently listed on The American Stock Exchange, or AMEX. The AMEX rules provide that the AMEX will consider delisting when a company has, among other things, (a) sustained losses in two of its three most recent fiscal years and has shareholders’ equity of less than $2,000,000, or (b) sustained losses in three of its four most recent fiscal years and has shareholders’ equity of less than $4,000,000.  In June 2002, the AMEX notified us that we did not satisfy these criteria and agreed to continue our listing if we submitted an acceptable plan to regain compliance with the AMEX continued listing standards by January 2004.  In July 2002, we submitted our plan, which the AMEX approved in September 2002.  To comply with this plan we will need to have shareholders’ equity in excess of $4,000,000 for two consecutive quarters.

As a result of the modifications of our joint venture arrangements with Elan in September 2003, we have shareholders’ equity in excess of $4,000,000 for the quarter ending September 30, 2003 and including the equity raised in our October 2003 financing we expect to meet the minimum shareholders’ equity criteria for the next quarter.  The AMEX will continue to monitor our progress towards achieving the goals set forth in the plan and may institute delisting proceedings if we fail to make progress consistent with the terms of the approved plan.  If we are delisted, it would be far more difficult for our shareholders to trade in our securities and more difficult to obtain accurate, current information concerning market prices for our securities.  The possibility that our securities may be delisted may also adversely affect our ability to raise additional financing.

If our common stock is delisted from the American Stock Exchange, we may be subject to the risks relating to penny stock.

A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The closing price of our common stock on November 12, 2003 was $6.73. If our common stock were to be delisted from trading on the AMEX or any other exchange on which our common stock may become listed and the trading price of the common stock were to fall below $5.00 per share on or after the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	Termination Agreement, dated as of September 16, 2003, among Depomed, Inc., Elan Corporation, plc, Elan Pharma International Limited, Elan International Services, Ltd., and Depomed Development, Ltd.
10.2	Exclusive License Agreement, dated as of September 18, 2003, between Depomed, Inc. and Depomed Development, Ltd.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

 (b)  Reports on Form 8-K

On August 18, 2003, we furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release regarding final results for the quarter ended June 30, 2003.  In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, “Results of Operation and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

On September 22, 2003, we filed a Current Report on Form 8-K with respect to the termination or amendment of agreements with Elan Corporation, plc and its affiliates related to our joint venture, Depomed Development, Ltd., signed on September 16, 2003 and a license agreement we entered into on September 18, 2003 with Depomed Development, Ltd. for rights to Gabapentin GR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	DEPOMED, INC.

By: /s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

By: /s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer

INDEX TO EXHIBITS

10.1	Termination Agreement, dated as of September 16, 2003, among Depomed, Inc., Elan Corporation, plc, Elan Pharma International Limited, Elan International Services, Ltd., and Depomed Development, Ltd.
10.2	Exclusive License Agreement, dated as of September 18, 2003, between Depomed, Inc. and Depomed Development, Ltd.
31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certifications pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certifications pursuant to 18 U.S.C. Section 1350 of John F. Hamilton