Form 10-K
period 2003-12-31
DEPOMED INC
filed 2004-03-15
CIK 1005201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended: December 31, 2003

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

Title of Each Class
Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $80,684,000.

The number of outstanding shares of the registrant’s Common Stock on March 5, 2004 was 34,583,368.

Documents Incorporated by Reference

(1)          Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2004 and to be used in connection with the Annual Meeting of Shareholders expected to be held on or about May 27, 2004 are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2003 FORM 10-K REPORT

i

Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•       results and timing of our clinical trials, including the results of the Metformin GR™, Ciprofloxacin GR™, Furosemide GR™ and Gabapentin GR™ trials and publication of those results;

•       our ability to raise additional capital;

•       our ability to obtain a marketing partner for Ciprofloxacin GR or our other products; and

•       our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” section and elsewhere in this Annual Report on Form 10-K. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

PART I

Item 1.      Business

Company Overview

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. We have two products that have completed pivotal Phase III clinical trials and for which New Drug Applications (NDAs) are currently being prepared for submission to the Food and Drug Administration (FDA) if the trials are successful. We also have one product in a Phase II clinical trial and one product that has completed a Phase I clinical trial which we intend to advance into a Phase II trial in the fourth quarter of 2004. Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product containing different drug compounds incorporated in the GR System in preclinical development. In January 2002, a patent on our GR System was issued, which expands the coverage of our technology for the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes eight issued patents and twelve patent applications pending in the United States.

In this Annual Report on Form 10-K, the “company,” “Depomed,” “we,” “us,” and “our,” refer to Depomed, Inc.

We are developing our own proprietary products and are also developing products utilizing our GR technology in collaboration with other pharmaceutical and biotechnology companies. Regarding our collaborative programs, we apply our proprietary technology to the partner’s compound and from these collaborations we generally expect we will receive research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials. Upon the completion of Phase II clinical trials, we evaluate, on a case-by-case basis, the feasibility of retaining marketing or co-marketing rights to our product candidates in the United States, taking into account such factors as the marketing and sales efforts required for each of the product candidates, the potential collaborative partners and the proposed terms of any such collaboration. When we license marketing rights to a collaborative partner, we generally expect the partner to fund the completion of the clinical trials and to pay us license fees, milestones and royalties on sales of the product.

We have internally developed a once-daily metformin product for Type II diabetes, Metformin GR, which has completed pivotal Phase III clinical trials and for which we are currently preparing an NDA for submission to the FDA. In May 2002, we entered into an agreement with Biovail Laboratories granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. Under the agreement, Biovail will file the NDA with the FDA. The agreement provides for a $25.0 million milestone payment to us upon FDA approval and royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million. We have funded and will continue to fund all costs of developing Metformin GR and some of the related regulatory costs. If we do not continue to fund the development costs of Metformin GR, Biovail has the right to assume those expenses. In that event, our future payments from Biovail under the agreement may be reduced.

In December 2002, our first Phase III clinical trial of Metformin GR was completed and in February 2003 we reported positive results for the trial. The trial compared Metformin GR with Bristol-Myers Squibb Company’s immediate release metformin product marketed as Glucophage®. In the trial, Metformin GR showed clinically meaningful and statistically significant reductions in hemoglobin A1c and other measures of glycemic control. In November 2003, we completed the dosing of patients for the second Phase III clinical trial of Metformin GR and we expect to complete the data analysis for this trial in March 2004. We expect that Biovail will submit the NDA to the FDA in the second quarter of 2004. However, the earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.

In June 2003, we initiated a Phase III clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections. In November 2003, we completed the dosing of patients for this trial. We expect to complete the data analysis for the Phase III clinical trial of Ciprofloxacin GR in March 2004. We are preparing the NDA and if the clinical trial is successful, we intend to submit the NDA to the FDA in the second quarter of 2004. However, the earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all. We are seeking potential marketing or co-marketing partners for Ciprofloxacin GR.

In September 2003, we amended or terminated several of the contracts governing the operation of our joint venture arrangements with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan). Following these modifications, Depomed Development, Ltd., or DDL, our consolidated subsidiary of which we own 80.1%, granted Depomed an exclusive license to Gabapentin GR, a product candidate developed in the joint venture which utilizes Depomed technology and which Depomed had originally licensed to DDL under a royalty-bearing license agreement. Gabapentin is marketed by Pfizer Inc. as an adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®. DDL successfully completed a Phase I clinical trial on Gabapentin GR in the first quarter of 2002. We expect to initiate a Phase II clinical trial on Gabapentin GR in the fourth quarter of 2004 for an indication to be determined.

In December 2003, we initiated a Phase II clinical trial with Furosemide GR which we expect to complete in the third quarter of 2004. Furosemide is a widely prescribed diuretic marketed as an immediate release formulation and sold by Aventis as Lasix® as well as by several other pharmaceutical companies as a generic.

In October 2002, we signed an agreement with ActivBiotics, Inc. to conduct feasibility studies to develop a controlled-release oral tablet to deliver ActivBiotics’ broad-spectrum antibiotic, Rifalazil, to the stomach and upper gastrointestinal tract. The target indication is the eradication of H. pylori, the causative agent of most cases of peptic ulcers. Under the agreement, ActivBiotics has funded our research and development expenses related to the preclinical feasibility studies with Rifalazil and has an option to acquire an exclusive license to Rifalazil in combination with the GR System. We have completed preclinical studies and ActivBiotics is currently reviewing its strategy related to Rifalazil.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery system. For example, we are collaborating with AVI BioPharma, Inc. on a project for the delivery of large molecules, such as antisense compounds, from the GR System. We have also completed preclinical studies of a combination product comprising our Metformin GR once-daily formulation with a once-daily sulfonylurea for Type II diabetes. Under our agreement with Biovail, Biovail has an exclusive option to license this product from us. We expect that a Phase I clinical trial for this product will commence only if we enter into a development and licensing agreement with Biovail or another third party.

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

In April 2003, we sold 9,259,259 shares of our common stock and warrants to purchase 3,240,745 shares of our common stock with net proceeds of approximately $18,668,000. In October 2003, we sold 6,500,000 shares of our common stock in an underwritten public offering at a price of $5.50 per share with net proceeds of approximately $33,187,000. In November 2003, we sold an additional 975,000 shares of our common stock at a price of $5.50 per share with net proceeds of approximately $5,041,000 pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the public offering.

Relationship with Elan

In January 2000, we formed DDL as a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed. DDL is owned 80.1% by us and 19.9% by a subsidiary of Elan. On September 16, 2003, we amended or terminated several contracts governing the operation of DDL. The modifications to the joint venture arrangements included, among other modifications, the termination of Elan’s participation in the management and the board of directors of DDL, the termination of Elan’s license of certain of its technologies to the joint venture and the cancellation of Elan’s right to exchange the Series A preferred shares we issued to Elan in January 2000 for an additional 30.1% equity interest in DDL. As a result of the elimination of this exchange right, our Series A Preferred Stock was reclassified as permanent shareholders’ equity. We continue to own 80.1% of DDL, with the remaining 19.9% held by a subsidiary of Elan. Following the termination of Elan’s participation in the management and the board of directors of DDL, DDL’s five-member board of directors was reconstituted to include three of our executive officers (one of whom serves on our board of directors) and two of DDL’s attorneys. We do not expect DDL to perform any further product development. DDL may receive royalties from product sales if any drugs developed by DDL are successfully commercialized.

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements and feasibility studies.

The Drug Delivery Industry

Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing drugs developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, improved patient compliance, ease of use and an improved side effect profile. We believe that drug delivery technologies can provide pharmaceutical companies with a means of developing new or improved products as well as extending existing patent franchises.

The increasing need to deliver medication to patients efficiently and with fewer side effects has accelerated the pace of invention of new drug delivery systems and the development and maturation of the drug delivery industry. Medication can be delivered to a patient through many different delivery systems, including transdermal, injection, implant and oral methods. However, these delivery methods continue to have certain limitations. Transdermal patches are often inconvenient to apply, can be irritating to the skin and the rate of release can be difficult to control. Injections are uncomfortable for most patients. In most cases, both injections and implants must be administered in a hospital or physician’s office and, accordingly, are frequently not suitable for home use. Oral administration remains the preferred method of administering medication. However, conventional oral drug administration also has limitations. Because capsules and tablets have limited effectiveness in providing controlled drug delivery, they frequently result in drug release that is initially too rapid, causing incomplete absorption of the drug, irritation to the gastrointestinal tract and other side effects. In addition, they do not provide localized therapy. We believe that the need for frequent dosing of many drugs administered by capsules and tablets also can impede patient compliance with the prescribed regimen.

The Gastric Retention System

The GR System is based on our proprietary oral drug delivery technologies and is designed to include formulations of drug-containing polymeric tablets that allow multi-hour delivery of an incorporated drug. Although our formulations are proprietary, the polymers utilized in the GR System are commonly used in the food and drug industries and are included in the list of inert substances approved by the FDA for use in oral pharmaceuticals. By using different formulations of the polymers, we believe that the GR System is able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility. With the use of different polymers and polymers of varying molecular weight, our GR tablet technology can deliver drugs by diffusion, tablet erosion, or from a bi-layer matrix. In addition, our technology allows for the delivery of more than one drug from a single tablet. If taken with a meal, these polymeric tablets remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The GR System’s design is based in part on principles of human gastric emptying and gastrointestinal transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger undigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed in the stomach and/or upper small intestine. The drug-containing polymeric tablets of the GR System are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets attain a size after ingestion sufficient to be retained in the stomach for multiple hours during the digestive process while delivering the drug content at a controlled rate. After drug delivery is complete, the polymeric tablet dissolves and becomes a watery gel, which is eliminated through the intestine.

The GR System is designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. We believe that the GR System can provide one or more of the following advantages over conventional methods of drug administration:

•       Greater Patient and Caregiver Convenience.   We believe that the GR System may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance with dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

•       Enhanced Safety and Efficacy through Controlled Delivery.   We believe that the GR System may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period after which concentrations fall below therapeutic levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

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

•       Gastric Delivery for Local Therapy and Absorption.   We believe that the GR System can be used to deliver drugs which can efficiently eradicate gastrointestinal-dwelling microorganisms, such as H. pylori, the bacterium which is a cause of most peptic ulcers.

•       Rational Drug Combinations.   We believe that the GR System may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By appropriately incorporating different drugs into a GR System we believe that we can provide for the release of each incorporated drug continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs. We believe that future rational drug combination products using the GR System have the potential to simplify drug administration, increase patient compliance, and reduce medical costs. Our Metformin GR/sulfonylurea product, currently in development, is an example of such a combination.

•       Potential for Oral Delivery of Peptides, Proteins and Antisense Molecules.   Based on laboratory studies, we believe that the GR System can protect drugs from enzymes and acidity effects prior to their delivery in the stomach. This feature, coupled with gastric retention, could allow for continuous delivery of peptides and proteins (i.e., labile drugs) into the upper portion of the small intestine, the most likely site of possible absorption for many such drugs. We believe that this mechanism will allow effective oral delivery of some drugs that currently require administration by injection. In addition, we believe that the GR System can be formulated to provide for continuous, controlled delivery of insoluble or particulate matter, including protein, antigen-laden vesicles or oligonucleotides such as antisense molecules, liposomes, and microspheres or nanoparticles. We are collaborating with AVI BioPharma, Inc. on a project to develop the GR System for the delivery of large antisense molecules.

Product Development Initiatives

In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product. The following table summarizes our principal product development initiatives as of March 2004:

PROGRAM	PARTNER	POTENTIAL INDICATIONS	DEVELOPMENT STATUS(1)
Metformin GR	Biovail	Type II diabetes	1st and 2nd Phase III clinical trials completed, NDA in preparation
Ciprofloxacin GR	In-house	Various bacterial infections	Phase III clinical trial completed, NDA in preparation
Furosemide GR	In-house	Cardiovascular/ antihypertensive diuretic	Phase II clinical trial underway
Gabapentin GR	In-house	Pain, seizures, epilepsy	Phase II clinical trial design in preparation
Metformin GR and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed
Rifalazil™	ActivBiotics, Inc.	Antibiotic	Preclinical studies completed
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential(2)	Preclinical studies underway

(1)          See the section below entitled “Government Regulation” for additional information regarding the phases of drug development.

(2)          The potential indication may not be disclosed pursuant to the terms of the agreement between Depomed and AVI BioPharma, Inc. See “Collaborative Relationships.”

Collaborative Relationships

Biovail Laboratories, Inc.   In May 2002, we entered into an agreement granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. Under the terms of the agreement, we are responsible for funding and completing the clinical development program and some related regulatory activities in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and further provides for royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million. If we do not continue to fund the development costs of Metformin GR, Biovail has the right to assume those expenses. In that event, our future payments from Biovail under the agreement may be reduced. In November 2003, we completed the dosing of patients in the second Phase III clinical trial of Metformin GR and we expect the data analysis for this trial to be completed in March 2004. We expect Biovail will submit NDA to the FDA in the second quarter of 2004.

ActivBiotics, Inc.   In October 2002, we signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics’ antibiotic compound, Rifalazil. The indication for the product under development is the treatment of H. pylori, the causative agent for most cases of peptic ulcers. Under the agreement, ActivBiotics will fund our research and development expenses related to the feasibility studies with Rifalazil. We have completed preclinical studies and ActivBiotics is currently reviewing its strategy related to Rifalazil. For the years ended December 31, 2003 and 2002, revenues received for work performed for ActivBiotics were $476,000 and $230,000, respectively or 48% and 14% of our total revenues, respectively.

AVI BioPharma, Inc.   In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE antisense agents. The purpose of the collaboration is to study the feasibility of oral drug formulations based on our GR system. We have developed candidate dosage forms incorporating one of AVI’s antisense agents and preclinical testing is underway. The indication for this product has not been disclosed. No revenues have been received under this agreement.

Elan Corporation, plc.   In January 2000, we formed a joint venture with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. We performed development work for DDL from January 2000 until August 2002. For the year ended December 31, 2002, revenues received for work performed for DDL were $1,221,000, or 73% of our total revenues in 2002. No revenues were received from DDL in 2003. As the joint venture arrangements governing DDL were terminated in September 2003, we do not expect any future revenues from DDL.

Other Collaborative Partner.   In June 2003, we signed an agreement with an undisclosed collaborative partner to conduct feasibility studies for the partner. We recognized revenue of approximately $408,000, or 42% of our revenues in 2003, which approximated the costs recognized under the agreement. The loss of this collaborative partner would not have a material adverse impact on us.

Competition

Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers Squibb, ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A. and Andrx Corporation, all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

Bayer Corporation is currently marketing a once-daily ciprofloxacin product for the treatment of urinary tract infections. There may be other companies developing products competitive with Metformin GR and Ciprofloxacin GR of which we are unaware.

The competitive situation with respect to Gabapentin GR is complex and uncertain given the current regulatory and intellectual property status of gabapentin, which is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic United States patents relating to Neurontin have expired, and at least seven companies are seeking or have received FDA approval for generic versions of the drug. However, Pfizer has initiated several lawsuits against companies seeking to market formulations of gabapentin that compete with Neurontin, claiming that these formulations of gabapentin infringe Pfizer’s patents. In addition, Pfizer is developing a new product, Pregabalin, which will be marketed as an improved version of Neurontin. It is currently pending FDA approval.

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

Most of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to file patent applications in the United States and foreign jurisdictions. We currently hold eight issued United States patents and twelve United States patent applications are pending. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies seeking to market formulations of gabapentin that compete with Neurontin, claiming that these formulations of gabapentin infringe Pfizer’s patents. The results of this litigation could adversely impact our ability to commercialize Gabapentin GR. Further, if claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement. Further, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

Employees

As of December 31, 2003, we had 74 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., our Chairman, President and Chief Executive Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara or any of our other executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our potential product candidates.

Additional Information

The address of our Internet website is http://www.depomedinc.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Item 2.                  Properties

In February 2000, we entered into a five-year non-cancelable lease of approximately 21,000 square feet of laboratory and office facilities in Menlo Park, California. In May 2003, we renegotiated certain terms of our lease agreement including the lease term, which will now expire in April 2008 with an option to extend the lease for an additional five years. We also entered into a non-cancelable lease agreement to lease a 25,000 square foot facility adjacent to our existing facility in Menlo Park. This agreement also expires in April 2008 with an option to extend the lease for an additional five years. We expect that these facilities will accommodate our growth for at least the next two years.

Item 3.                  Legal Proceedings

Not applicable.

Item 4.                  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Executive and Other Officers

Our executive and other officers of the company and their ages as of December 31, 2003 are as follows:

Name	Age	Position
Executive Officers
John W. Fara, Ph.D.	61	Chairman, President and Chief Executive Officer
Bret Berner, Ph.D.	51	Vice President, Product Development
John F. Hamilton	59	Vice President, Finance and Chief Financial Officer
John N. Shell	50	Vice President, Operations
Other Officers
Daniel M. Dye	56	Vice President, Quality Systems
Thadd M. Vargas	38	Vice President, Business Development

John W. Fara, Ph.D. has served as a director of the company since November 1995 and as its President and Chief Executive Officer since December 1996. In April 2000, he became Chairman of the Board of Directors of the company succeeding Dr. John W. Shell, the founder of the company. From February 1990 to June 1996 Dr. Fara was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to February 1990 he was President of Prototek, Inc., a biotechnology company. Prior to Prototek, he was Director of Biomedical Research and then Vice President of Business Development during ten years with ALZA. Dr. Fara received a B.S. from the University of Wisconsin and a Ph.D. degree from the University of California, Los Angeles. He is also a member of the board of directors of AVI BioPharma, Inc. and Iomed, Inc., both of which are publicly held companies.

Bret Berner, Ph.D. has served as the company’s Vice President, Product Development since December 1998. Before joining the company, Dr. Berner served as Vice President of Development at Cygnus, Inc. for four years, where he was responsible for formulation, analytical chemistry, toxicology, project management, and new drug delivery technology. From 1984 through 1994, Dr. Berner acted as the director of Basic Pharmaceutics Research at Ciba-Geigy. Prior to 1984, he also held the position of staff scientist at The Procter & Gamble Company. Dr. Berner holds 18 patents, has authored more than 70 publications and edited two books on controlled drug delivery. He received his B.A. degree from the University of Rochester and a Ph.D. degree from the University of California, Los Angeles.

John F. Hamilton has served as the company’s Vice President of Finance and Chief Financial Officer since January 1997. Prior to joining the company, Mr. Hamilton was Vice President and Chief Financial Officer of Glyko, Inc. and Glyko Biomedical Ltd., a carbohydrate instrument and reagents company from May 1992 to September 1996. He was President and Chief Financial Officer of Protos Corporation, a drug design subsidiary of Chiron Corporation, from June 1988 to May 1992 and held various positions with Chiron Corporation, including Treasurer, from September 1987 to May 1992. Mr. Hamilton received a B.A. degree from the University of Pennsylvania and an M.B.A. degree from the University of Chicago.

John N. Shell served as Director of Operations for the company from its inception in August 1995 until December 1996, when he was named Vice President, Operations. From May 1994 to August 1995, Mr. Shell served in a similar capacity at the Depomed Division of M6. Mr. Shell served as a director of the company from its inception until November 2003. Prior to 1994, Mr. Shell served as Materials Manager for Ebara International Corporation, a multi-national semiconductor equipment manufacturer, and as Materials Manager for ILC Technology, an electro-optics and electronics manufacturer. Mr. Shell received his B.A. degree from the University of California, Berkeley.

Daniel M. Dye has served as the company’s Vice President of Quality Systems since December 2002 after serving as the company’s Director of Analytical Chemistry since 1998. Mr. Dye has held scientific management positions in several pharmaceutical companies, most recently Scios, Inc., Centaur Pharmaceutical, Inc. and, for 17 years, ALZA Corporation. Mr. Dye holds a B.A. degree in Chemistry from San Jose State University and an M.S. degree in Biochemistry from the University of California at Davis.

Thadd M. Vargas has served as the company’s Vice President of Business Development since December 2002. Before joining the company, Mr. Vargas was Vice President of Finance at Worldres.com, Inc., Director of Finance at Kosan Biosciences, Inc. and Director of Business Development at Anergen, Inc. Prior to Anergen, Mr. Vargas was a member of Ernst & Young’s life sciences audit practice. Mr. Vargas holds a B.A. degree in Business Economics from the University of California at Santa Barbara.

PART II

Item 5.                  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock commenced trading on the Nasdaq SmallCap Market under the symbol “DPMD” on December 1, 1997. On November 9, 1998, our common stock ceased trading on the Nasdaq SmallCap Market and began trading on the American Stock Exchange (AMEX) under the symbol “DMI”. On December 17, 2003 our common stock ceased trading on the AMEX and began trading on the Nasdaq National Market (Nasdaq) under the symbol “DEPO”. The following table sets forth the high and low closing prices of our common stock as reported by the AMEX from January 1, 2002 to December 16, 2003 and as reported by the Nasdaq from December 17, 2003 to December 31, 2003.

	2003		2002
	High	Low	High	Low
First Quarter	$3.05	$2.00	$7.65	$4.45
Second Quarter	$5.15	$2.01	$5.35	$2.40
Third Quarter	$7.88	$4.83	$3.40	$2.15
Fourth Quarter	$7.60	$5.65	$2.90	$1.07

As of March 11, 2003, the number of holders of record of our common stock was 82. We believe that there are approximately 3,000 beneficial holders of our common stock.

We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Further, our equipment financing credit facility precludes us from declaring or paying dividends on our common stock.

Recent Sales of Unregistered Securities

In April 2003, we sold to institutional and other accredited investors 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,668,000. This transaction did not involve a public offering and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933. We filed a registration statement on Form S-3 in May 2003 covering the resale of shares sold in this offering and the shares issuable upon exercise of the warrants. The proceeds of this offering were used to fund ongoing operations.

Item 6.                  Selected Financial Data

	Year Ended December 31,
	2003	2002	2001 (Restated)	2000(1) (Restated)	1999 (Restated)
Results of Operations
Revenue	$981,990	$1,661,186	$3,673,326	$1,776,218	$115,327
Operating expenses	30,380,445	30,088,624	17,994,753	9,514,415	5,605,792
Loss from operations	(29,398,455)	(28,427,438)	(14,321,427)	(7,738,197)	(5,490,465)
Equity in loss of joint venture (restated)(2)	(5,359)	(2,435,667)	(3,173,409)	(14,202,627)	—
Gain from Bristol-Myers Squibb legal settlement	—	18,000,000	—	—	—
Net loss (restated)(2)(3)	(30,015,098)	(13,494,565)	(17,600,039)	(21,717,870)	(5,193,800)
Basic and diluted net loss per share (restated)(2)(3)(4)	$(1.23)	$(0.92)	$(1.72)	$(2.96)	$(0.80)
Shares used in computing basic and diluted net loss per share	24,458,259	14,642,745	10,220,223	7,329,876	6,474,538

	December 31,
	2003	2002	2001 (Restated)	2000(1) (Restated)	1999 (Restated)
Balance Sheet Data
Cash, cash equivalents and securities available-for-sale	$44,255,260	$20,217,973	$5,150,088	$6,498,879	$4,466,382
Total assets	47,692,649	23,179,277	8,746,846	8,732,538	5,419,865
Long-term obligations, less current portion	9,497,845	9,003,937	5,566,686	1,769,009	410,601
Series A preferred stock (restated)(5)	12,015,000	12,015,000	12,015,000	12,015,000	—
Accumulated deficit	(93,110,988)	(63,095,890)	(49,601,325)	(32,001,286)	(10,283,416)
Shareholders’ equity (net capital deficiency)	34,576,154	(6,413,866)	(13,492,201)	(7,428,835)	4,218,480

(1)          Expenses increased in 2000 due to our 80.1% share of the losses in our joint venture with Elan, as described in Item 7 in the subsections entitled “Overview” and “Results of Operations.”

(2)          Equity in net loss of joint venture has been restated to record $12,015,000, originally expensed in the year ended December 31, 1999 to the year ended December 31, 2000. See Note 1 of the Notes to Consolidated Financial Statements.

(3)          Net loss and net loss per share decreased in 2002 due to an $18.0 million payment we received in December 2002 from Bristol-Myers Squibb related to the settlement of the patent infringement lawsuit we filed against Bristol-Myers Squibb in January 2002. See Note 8 of the Notes to Consolidated Financial Statements.

(4)          The net loss per common share for 2001 and 2000 has been restated to eliminate the 7% dividend previously accrued on the Series A Preferred Stock. See Note 1 of the Notes to Consolidated Financial Statements.

(5)          Shareholders’ equity for 2001, 2000 and 1999 has been restated to classify the Series A Preferred Stock outside of permanent equity. In September 2003, the joint venture agreements were amended and the exchange right associated with the Series A Preferred Stock was terminated and the Series A Preferred Stock was reclassified to permanent shareholders’ equity. See Note 7 of the Notes to Consolidated Financial Statements.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2003, we made substantial progress in the clinic, expanded our patent portfolio and strengthened our balance sheet. Because of our accomplishments in 2003, we are well positioned for growth as a company with a multi-product, late-stage pipeline. We believe our platform technologies can be further leveraged to create additional new, proprietary pharmaceuticals from approved drugs that can be more efficiently delivered to maximize therapeutic benefit.

Highlights for the year include:

•       Completion of pivotal Phase III trial for Metformin GR;

•       Initiation of and completion of pivotal Phase III trial for Ciprofloxacin GR;

•       Initiation of Phase II clinical trial for Furosemide GR;

•       Acquisition of exclusive rights to Gabapentin GR;

•       Equity financing raising gross proceeds of nearly $61 million; and

•       Addition of two new board members with expertise in building pharmaceutical and biopharmaceutical businesses.

In 2003, we reported a net loss of $30.0 million or $1.23 per share, compared to a net loss of $13.5 million or $0.92 per share for the year ended December 31, 2002. The net loss in 2002 was partially offset by a one-time payment of $18.0 million to us from Bristol-Myers Squibb as a patent litigation settlement. Cash and investment balances at December 31, 2003 were $44.3 million.

Revenues for the year ended December 31, 2003 totaled $1.0 million compared with $1.7 million for the year ended December 31, 2002. Revenues from collaborative agreements increased to $1.0 million in 2003 from $0.4 million in 2002 as a result of development services provided for two collaborative partners. Revenue from DDL ended with the termination of DDL’s development activities as of August 2002.

Research and development expenses for the year ended December 31, 2003 were $26.9 million compared to $24.7 million for the year ended December 31, 2002. The increase was primarily due to expenses related to the hiring of additional research and development personnel to support our New Drug Applications with the FDA to gain approval of Metformin GR and Ciprofloxacin GR.

Shareholders’ equity as of December 31, 2003 was $34.6 million and increased from a deficit of $6.4 million for the year ended December 31, 2002. Our net loss of $30.0 million in 2003 was offset by total net proceeds of $56.9 million received from our private placement in the second quarter of 2003 and our public offering in the fourth quarter of 2003. In addition, as a result of modifying our joint venture agreements with Elan Corporation, plc, our Series A Preferred Stock was reclassified into permanent shareholders’ equity.

We have four products in clinical testing or being prepared for submission to the FDA. The current status of each is described below.

Metformin GR

In December 2002, our first Phase III clinical trial of Metformin GR was completed and in February 2003 we reported positive results for the trial. The trial compared Metformin GR with Bristol-Myers Squibb’s immediate release metformin product marketed as Glucophage®. In the trial, Metformin GR showed clinically meaningful and statistically significant reductions in hemoglobin A1c and other measures of glycemic control. In November 2003, we completed the dosing of patients for the second Phase III clinical trial of Metformin GR and we expect to complete the data analysis for this trial in March 2004. We expect that Biovail will submit the NDA to the FDA in the second quarter of 2004. However, the earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all. In May 2002, we entered into an agreement with Biovail Laboratories granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR.

Ciprofloxacin GR

In June 2003, we initiated a Phase III clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections. In November 2003, we completed the dosing of patients for this trial. We expect to complete the data analysis for the Phase III clinical trial of Ciprofloxacin GR in March 2004. We have begun preparing the NDA and we intend to submit the NDA to the FDA in the second quarter of 2004 if the trial is successful. However, the earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all. We are seeking potential marketing or co-marketing partners for Ciprofloxacin GR.

Gabapentin GR

In September 2003, we amended or terminated several of the contracts governing the operation of our joint venture arrangements with Elan. Following these modifications, DDL, our consolidated subsidiary of which we own 80.1%, granted Depomed an exclusive license to Gabapentin GR, a product candidate developed in the joint venture which utilizes Depomed technology and which Depomed had originally licensed to DDL under a royalty-bearing license agreement. Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®. DDL successfully completed a Phase I clinical trial on Gabapentin GR in the first quarter of 2002. We expect to initiate a Phase II clinical trial on Gabapentin GR in fourth quarter of 2004 for an indication to be determined.

Furosemide GR

In December 2003, we initiated a Phase II clinical trial with Furosemide GR, which we expect to complete in the third quarter of 2004. Furosemide is a widely prescribed diuretic marketed as an immediate release formulation, and is sold by Aventis as Lasix® as well as by several other pharmaceutical companies as a generic.

Other Research and Development Activities

In October 2002, we signed an agreement with ActivBiotics, Inc. to conduct feasibility studies to develop a controlled-release oral tablet to deliver ActivBiotics’ broad-spectrum antibiotic, Rifalazil, to the stomach and upper gastrointestinal tract. The target indication is the eradication of H. pylori, the causative agent of most cases of peptic ulcers. Under the agreement, ActivBiotics has funded our research and development expenses related to the preclinical feasibility studies with Rifalazil and has an option to acquire an exclusive license to Rifalazil in combination with the GR System.

In addition, we are developing other product candidates expected to benefit from incorporation into our drug delivery system. For example, we are collaborating with AVI BioPharma, Inc. on a project for the delivery of large molecules, such as antisense compounds, from the GR System. We have also completed preclinical studies of a combination product comprising our Metformin GR once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes. Under our agreement with Biovail, Biovail has an exclusive option to license this product from us. We expect that a Phase I clinical trial for this product will commence only if we enter into a development and licensing agreement with Biovail or another third party.

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

2003 Equity Financings

In April 2003, we sold 9,259,259 shares of our common stock and warrants to purchase 3,240,745 shares of our common stock with net proceeds of approximately $18,668,000. In October 2003, we sold 6,500,000 shares of our common stock in an underwritten public offering at a public offering price of $5.50 per share with net proceeds of approximately $33,187,000. In November 2003, we sold an additional 975,000 shares of our common stock at a public offering price of $5.50 per share with net proceeds of approximately $5,041,000 pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the public offering.

Relationship with Elan

In January 2000, we formed DDL as a joint venture with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed. DDL is owned 80.1% by us and 19.9% by a subsidiary of Elan. On September 16, 2003, we amended or terminated several contracts governing the operation of DDL. The modifications to the joint venture arrangements included among other modifications, the termination of Elan’s participation in the management and the board of directors of DDL, the termination of Elan’s license of certain of its technologies to the joint venture and the cancellation of Elan’s right to exchange the Series A preferred shares we issued to Elan in January 2000 for an additional 30.1% equity interest in DDL. As a result of the elimination of this exchange right, our Series A Preferred Stock was reclassified as permanent shareholders’ equity. We continue to own 80.1% of DDL, with the remaining 19.9% held by a subsidiary of Elan. Following the termination of Elan’s participation in the management and the board of directors of DDL, DDL’s five-member board of directors was reconstituted to include three of our executive officers (one of whom serves on our board of directors) and two of DDL’s attorneys. We do not expect DDL to perform any further product development. DDL may receive royalties from product sales if any drugs developed by DDL, such as Gabapentin GR, are successfully commercialized.

Critical Accounting Policies and Estimates

A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the footnotes to the consolidated financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

Accrued Liabilities

We record accrued liabilities for certain contract research activities, including clinical trials, preclinical studies and other external development activities. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. If possible, we obtain information regarding the unbilled services directly from the service provider. However, we may be required to estimate these services based on information available to our product development staff. If we underestimate the research activity associated with a study at a given point in time, it would result in understated research and development expense in the period presented and overstated research and development expense in subsequent periods.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), which requires a variable interest entity (VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. However, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

We adopted FIN 46 on July 1, 2003, and consolidated DDL, as of that date, as we determined that DDL was a VIE, as defined by FIN 46, and that we absorb a majority of its expected losses. Accordingly, we were required to consolidate the assets and liabilities of DDL on July 1, 2003, which did not have a material impact on our financial position or results of operations. Also, as we had been responsible for 80% of DDL’s losses under the terms of our agreements with Elan, we had been recognizing 80% of DDL’s losses under the equity method of accounting prior to July 1, 2003. Since the inception of DDL through June 30, 2003, we had recognized approximately $19.8 million, or 80% of DDL’s expenses. Upon the adoption of FIN 46, we calculated what the impact would have been on our operations had we consolidated 100% of DDL’s expenses and recorded an offsetting “noncontrolling interest” equal to 20% of DDL’s expenses (the amounts funded by Elan under the arrangement) for the period from DDL’s inception through June 30, 2003, or $19.8 million, there was no cumulative catch-up charge to record upon the adoption of FIN 46.

Our results of operations include 100% of the operating results of DDL for the six months ended December 31, 2003. The noncontrolling interest for the quarter was not material, and it has been included as an offset to general and administrative expenses in the consolidated statement of operations. As DDL does not have any revenue, its accounts are reflected entirely in our consolidated operating expenses.

In addition, in September 2003, we modified our agreements with Elan that govern the terms of the joint venture and as a result of such modifications, we are now responsible for 100% of the funding requirements of DDL. Accordingly, we no longer allocate any portion of DDL’s results of operations to the noncontrolling interest.

RESULTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

Revenues

Revenues for the years ended December 31, 2003, 2002 and 2001 were approximately $982,000, $1,661,000, and $3,673,000, respectively. In 2003, revenues consisted of $476,000 earned from our collaboration with ActivBiotics and $506,000 from small collaborations with undisclosed partners. ActivBiotics is currently reviewing its strategy related to Rifalazil. We do not know whether we will provide additional product development services to ActivBiotics in 2004. In 2002, revenues consisted of $1,221,000 earned for development work performed for DDL and $440,000 earned from ActivBiotics and several small collaborations with undisclosed partners. Development work performed for DDL was funded by the joint venture partners at the partners’ pro rata ownership percentage through September 2002, when the funding period terminated. We have no plans to perform development work for DDL in the future. In 2001, revenues consisted of $2,126,000 earned for development work performed for DDL and $1,547,000 earned from a collaboration arrangement with an undisclosed partner.

Research and Development Expense

Research and development expense for the year ended December 31, 2003 was approximately $26,900,000, compared to approximately $24,714,000 and $15,461,000 during the years ended December 31, 2002 and 2001, respectively. The increase of $1,676,000 in 2003 was due primarily to expense related to the hiring of additional personnel to support the FDA filings for Metformin GR and Ciprofloxacin GR. Other increases were $405,000 in internal research and development as a result of our internal manufacturing and testing of clinical materials for our Phase I and II clinical trials. Rent expense also increased $219,000 due to the additional space we leased in May 2003. These increases were partially offset by decreased expense of $499,000 for external research and development expense, including manufacturing expense due to the completion in 2002 of manufacturing of clinical trial supplies or drugs for our Metformin GR and Ciprofloxacin GR Phase III trials. The increase in 2002 was due to an increase in clinical trial expense of $7,166,000 due primarily to two Phase III trials with Metformin GR. Increased expense related to the hiring of additional employees of $1,360,000 also contributed to the total increase in 2002. Although we expect the data analysis for our Phase III clinical trials to be concluded in the March 2004, we believe that our research and development expenses will remain relatively flat or increase during 2004 due to anticipated increased expenditures on clinical trials and research and development for our other product candidates.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities, utilities and an allocation of corporate and administrative costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and in development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore results, generally, in increasing expenditures. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

Our largest cumulative research and development expense over the last three years has been related to the clinical trials of Metformin GR. In 2003, 2002 and 2001, our most advanced project, Metformin GR, accounted for approximately 40%, 70% and 60%, respectively, of our total research and development costs for that year. In 2003, Ciprofloxacin GR accounted for 50% of our 2003 research and development cost. In 2002 and 2001, Metformin GR was the only project to exceed 20% of our total research and development costs.

We expect expenses related to Metformin GR will decrease in 2004 since we expect to complete all clinical trial and regulatory activities in the second quarter of 2004. Since Metformin GR has been licensed to Biovail, we can be reasonably certain of our remaining development and regulatory responsibilities and the associated expenses. Therefore, we are able to estimate that, as of December 2003, the costs to complete our activities related to Metformin GR will not exceed $5.5 million, including costs for internal project management and support.

Since 2001, we have incurred research and development expenses of approximately $2.1 million and $1.1 million in 2001 and 2002, respectively, and none in 2003, related to conducting research and development activities on behalf of our joint venture, DDL. As of August 2002, DDL has terminated all product development activities and DDL will not perform any future product development. We will not incur any additional associated expenses and no additional associated revenues will be earned related to research services performed on behalf of DDL.

Our research and development activities can be divided into preclinical stage programs, which include analytical testing, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following:

	2003	2002	2001
Preclinical programs	$2,501,000	$2,304,000	$3,618,000
Later stage programs	24,399,000	22,410,000	11,843,000
	$26,900,000	$24,714,000	$15,461,000

Our research and development activities can be divided into those related to our internal projects and those related to collaboration arrangements. The costs related to internal projects versus collaboration arrangements approximate the following:

	2003	2002	2001
Internal projects	$16,201,000	$9,099,000	$12,250,000
Collaborative arrangements funded by partners	1,048,000	1,712,000	3,195,000
Collaborative arrangements not funded by partners	9,651,000	13,903,000	1,663,000
	$26,900,000	$24,714,000	$15,461,000

The following table summarizes our principal product development initiatives and the related stages of development for each product in development. The information in the column labeled “Estimated Completion Date of Current Phase” contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-K. In addition to the products listed below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product.

Program	Partner	Potential Indications	Development Status	Estimated Completion Date of Current Phase
Metformin GR	Biovail	Type II diabetes	2 Phase III clinical trials completed, NDA in preparation	NDA filing expected in the 2nd quarter of 2004
Ciprofloxacin GR	In-house	Various bacterial infections	Phase III clinical trial completed, NDA in preparation	NDA filing expected in the 2nd quarter of 2004
Furosemide GR	In-house	Cardiovascular/ antihypertensive	Phase II clinical trial underway	Expected completion in the 3rd quarter of 2004
Gabapentin GR	In-house	Pain, seizures, epilepsy	Phase II clinical trial design in preparation	Expected completion in the 4th quarter of 2004
Metformin GR and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed
Rifalazil	ActivBiotics, Inc.	Antibiotic	Preclinical studies completed
Undisclosed NeuGene® antisense compound	AVI BioPharma, Inc.	Confidential(1)	Preclinical studies underway	Unknown

(1)          The potential indication may not be disclosed pursuant to the terms of the agreement between the company and AVI BioPharma, Inc. See “Collaborative Relationships.”

We expect that the pharmaceutical products that we develop internally will take, on average, from four to eight years to research, develop and obtain FDA approval in the United States. We generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. We then submit the results of these studies to the FDA as part of an Investigational New Drug Application (or IND) which, if successful, allows the opportunity for clinical study of the potential new medicine.

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

The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have two products that have completed Phase III.

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

General and Administrative Expense

General and administrative expense for the year ended December 31, 2003 was approximately $3,480,000, compared to approximately $5,374,000 and $2,534,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in 2003 compared to 2002 was due to a decrease of $2,717,000 in legal expense resulting from the settlement of our lawsuit with Bristol-Myers Squibb in November 2002. The decrease in 2003 was partially offset by an increase of $334,000 related to increased salaries and the hiring of a Vice President of Business Development in December 2002, a newly created position at that time. Other increases in 2003 included $193,000 for increased insurance rates and $125,000 in listing fees related to our move to the Nasdaq National Market from the American Stock Exchange in December 2003. The increase in 2002 over 2001 was primarily due to an increase of $2,816,000 in legal expense related to our lawsuit against Bristol-Myers Squibb. In 2004, we expect general and administrative expense will increase moderately over 2003 levels.

Equity in Loss of Joint Venture

Pursuant to our adoption of FIN 46 on July 1, 2003, we have consolidated the accounts of DDL on July 1, 2003, and have consolidated DDL’s operating results, net of noncontrolling interest, for the period from July 1, 2003 through September 15, 2003. As we are responsible for 100% of the expenses incurred by DDL beginning September 16, 2003 as a result of the modifications to our contracts with Elan governing the operation of DDL, we have recognized 100% of DDL’s operating results for the period from September 16, 2003 through December 31, 2003.

For the period from July 1, 2003 to September 15, 2003 we consolidated approximately $2,000 of DDL expenses, net of noncontrolling interest, included in general and administrative expenses in the consolidated statement of operations. For the period from September 16, 2003 to December 31, 2003, we consolidated general and administrative expense of approximately $7,000 related to DDL. We expect to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

For the year ended December 31, 2003, DDL recognized general and administrative expense and net loss of $16,000. For the year ended December 31, 2002, DDL recognized a loss of $3,041,000, which included $3,027,000 in research and development expense and $14,000 in general and administrative expense. For the year ended December 31, 2001, DDL recognized a loss of $3,962,000, which included $3,927,000 in research and development expense and $34,000 in general and administrative expense. The decrease in research and development expense was due to decreased development work conducted in 2002 on behalf of DDL. In August 2002, all research and development work for DDL ceased. In 2003 and thereafter, we expect DDL will recognize annual general and administrative expense of approximately $10,000 related to legal fees until DDL is dissolved.

For the period from inception (January 7, 2000) to December 31, 2003, DDL recognized a net loss of approximately $24,750,000. The net loss from inception to December 31, 2003 includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies. To date, DDL has not recognized any revenue. Prior to the adoption of FIN 46 on July 1, 2003, our equity in the loss of DDL was based on 100% of DDL’s losses (since we own 100% of the DDL voting common stock), less the amounts funded by Elan. For the period from inception to June 30, 2003, we recognized approximately 80.1% of DDL’s loss, or approximately $19,817,000 as equity in the loss of the joint venture in our statement of operations. For the years ended December 31, 2001 and 2002, we recognized approximately $3,173,000 and $2,436,000 of DDL’s net loss, respectively. In 2003, we recognized approximately $5,000 of DDL’s net loss prior to the adoption of FIN 46 on July 1, 2003.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000. The funding term of the loan expired in September 2002. See “Contractual Obligations” below for additional information on this loan facility.

Interest Expense and Interest Income

Interest expense was approximately $910,000 for the year ended December 31, 2003 compared to interest expense of approximately $733,000 and $336,000 for the years ended December 31, 2002 and 2001, respectively. In 2003, interest expense increased due to compounding of accrued interest on the Elan convertible loan facility and also from $3.3 million in final loan draws which increased the Elan loan balance in 2002. In 2002, the increase in interest expense was also primarily due to higher Elan convertible loan balances and as well as higher equipment loan balances.

For the year ended December 31, 2003, interest and other income increased to $299,000 from $101,000 and $231,000 in the years ended December 31, 2002 and 2001, respectively. In 2003, the increase was due to our increased investment balances as a result of our April 2003 private placement and our public offering in the fourth quarter of 2003 which was partially offset by decreasing average interest rates earned in 2003 compared to 2002 and 2001. In 2002, the decrease from 2001 was due to declining cash and investment balances and declining interest rates. Net interest income also includes immaterial gains realized on the sale of some of our marketable securities.

Gain from Bristol-Myers Legal Settlement

In January 2002, we filed a complaint against Bristol-Myers Squibb in the United States District Court for the Northern District of California for infringement of our U.S. Patent No. 6,340,475.

In November 2002, we signed a definitive settlement agreement and release with Bristol-Myers Squibb related to the litigation. Under the terms of the agreement, Bristol-Myers Squibb made a one-time payment of $18.0 million to us. We and Bristol-Myers Squibb released all claims in the lawsuit against each other and granted each other a limited non-exclusive royalty free license. The license that Bristol-Myers Squibb obtained from us extends to certain current and future compounds that Bristol-Myers may develop internally.

Series A Preferred Stock Dividend

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock dividends are convertible at anytime after January 2002 into our common stock. The original conversion price of the Series A Preferred Stock was $12.00. However, as a result of our March 2002 financing, the conversion price has been adjusted to $10.66 per share. As the dividends are only convertible into our common shares, the dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

Stock-based Compensation Expense

In December 2002, our Board of Directors authorized an increase in the number of shares authorized for issuance under our 1995 Stock Option Plan (the Plan) by 1,306,811 shares. On May 29, 2003, at the 2003 Annual Meeting of Shareholders, our shareholders approved the increase to the Plan. In December 2002 and March 2003, we granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of our common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, we were required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options. In the year ended December 31, 2003, we recognized approximately $151,000 in stock-based compensation expense related to the stock options. We expect to recognize approximately $63,000 in stock-based compensation expense related to these stock options per quarter through the second quarter of 2007.

In July 2003, our Board of Directors approved an amendment to all stock options granted to non-employee members of our Board of Directors. In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option. A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision. The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefit from this provision with respect to outstanding options. To date, no expense has been recognized related to these options.

Net Operating Losses

We have not generated any taxable income to date. At December 31, 2003, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $79,000,000. Future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2023 if not utilized. As a result of the annual limitation, anticipated and future losses or changes in ownership of the company, all or a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.

Related Party Transactions

Consulting Agreement

In September 1998, we entered into a consulting agreement with Burrill & Co., whereby we were required to pay a monthly retainer of $5,000 and other fees related to partnering arrangements. The principal of Burrill & Co., G. Steven Burrill, is a member of our Board of Directors. For the years ended December 31, 2003, 2002 and 2001, we paid a total of $55,000, $60,000 and $60,000, respectively, in connection with this agreement. We terminated the agreement as of November 30, 2003.

Elan Corporation, plc

In January 2000, DDL was formed to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. DDL is owned 80.1% by Depomed and 19.9% by Elan (See Note 3 of the Notes to Consolidated Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

AVI BioPharma, Inc.

In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE® antisense agents. Our Chairman, President and Chief Executive Officer, John W. Fara, is currently serving as a director of AVI BioPharma, Inc. No revenues have been received under this agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had approximately $44,255,000 in cash, cash equivalents and marketable securities, working capital of $41,607,000, and accumulated net losses of $93,111,000. We expect to continue to incur operating losses until at least 2005. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least September 2005. However, we base this expectation on our current operating plan, which may change as a result of many factors. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•       results of research and development;

•       results of license negotiations;

•       relationships with collaborative partners;

•       changes in the focus and direction of our research and development programs;

•       technological advances;

•       results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies; and

•       acquisitions or investment in complimentary business, products or technologies.

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

Operating Activities

Cash used in operations in the year ended December 31, 2003 was approximately $33,148,000, compared to approximately $4,437,000 and $12,398,000 for the years ended December 31, 2002 and 2001, respectively. In 2003, the change in cash used in operations was due primarily to the net loss and decreases in accounts payable due to decreased clinical trial activity by the end of 2003. In 2002 and 2001, the change in cash used in operations was due primarily to our net loss partially offset by our share of the loss of the joint venture (a non-cash charge in operating activities) and increases in accounts payable due to increased clinical trials activity.

Investing Activities

Cash used in investing activities in the year ended December 31, 2003 totaled approximately $16,718,000 and consisted primarily of a net increase in marketable securities of $15,589,000 and $1,123,000 of purchases of lab equipment, furniture, computers and leasehold improvements. Marketable securities were increased in 2003 after the completion of our public offering in the fourth quarter. Cash used in investing activities in the year ended December 31, 2002 totaled approximately $12,437,000 and consisted of an increase in marketable securities of $8,691,000 and approximately $3,282,000 related to the investment in our joint venture and $464,000 related to purchases of lab equipment, furniture and computers. Marketable securities were increased in 2002 after we received the $18,000,000 payment from Bristol-Myers related to the settlement of our patent infringement lawsuit in November 2002. Cash used in investing activities in the year ended December 31, 2001 totaled approximately $1,722,000 and consisted of approximately $3,012,000 related to the investment in our joint venture and $1,325,000 related to purchases of lab equipment, leasehold improvements, furniture and computers, partially offset by a net decrease in marketable securities of $2,615,000. We expect that future capital expenditures will include approximately $2 million for leasehold improvements to our facilities including the additional space we leased in May 2003. We also expect we will purchase additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices (cGMP) in our laboratories.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2003 was $58,377,000 and consisted primarily of net proceeds of $18,668,000 received in April 2003 from a private placement of common stock and net proceeds of $38,227,000 received from our public offering of common stock in the fourth quarter. (See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements and Public Offering) Proceeds received were partially offset by $441,000 in payments on equipment loans and capital leases. Cash provided by financing activities for the year ended December 31, 2002 was $23,257,000 and consisted primarily of net proceeds of $8,078,000 received in March 2002 and $12,263,000 received in July 2002 in private placements of common stock. Proceeds of $3,282,000 were received on the convertible loan facility provided by Elan to fund our share of DDL’s expenses (See Note 5 of the Notes to Consolidated Financial Statements, Commitments and Contingencies). Proceeds received were partially offset by $563,000 in payments on the equipment loans and capital lease obligations. Cash provided by financing activities in the year ended December 31, 2001 was $15,392,000 and consisted primarily of net proceeds of $11,331,000 received in June in a private placement of a combination of common stock and warrants. Proceeds of $3,012,000 were received on the convertible loan facility provided by Elan and $1,347,000 was received on our equipment loan facility. Proceeds from financing activities were partially offset by $305,000 in payments on our equipment loan and capital lease obligations.

Contractual Obligations

As of December 31, 2003 and 2002, there was $9,412,000 and $8,619,000, respectively, outstanding related to the convertible loan facility provided by Elan. The outstanding amounts include accrued interest of $1,615,000 and $822,000 at December 31, 2003 and 2002, respectively. The funding term of the loan expired on September 30, 2002. The loan and accrued interest are payable in January 2006 in cash or shares of our common stock at the rate of $9.07 per share, with the form of payment at Elan’s option.

Through December 31, 2003, we have invested approximately $4,941,000 in equipment, furniture and leasehold improvements, of which approximately $1,947,000 was financed through long-term debt equipment financing arrangements. As of December 31, 2002, there were no further borrowings available under the financing arrangements. If we do not obtain additional credit arrangements, we will need to spend our own resources for future equipment purchases.

As of December 31, 2003, our aggregate contractual obligations are as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating leases	$4,341,312	$1,060,052	$2,947,302	$333,958
Capital leases	46,089	32,533	13,556	—
Long-term debt	432,004	343,352	88,652	—
Elan convertible loan and accrued interest	11,283,300	—	11,283,300	—
	$16,102,705	$1,435,937	$14,332,810	$333,958

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (or FASB) issued Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (or Issue No. 00-21). Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of account. Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Our adoption of Issue No. 00-21 did not have a material effect on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (or FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 31, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material impact on our results of operations and financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (or FAS 150), establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 has not had an impact on our financial condition or results of operation.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered carefully in evaluating the company. We believe the following risks, along with the risks described elsewhere in this Form 10-K, are the material risks we face at the present time. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

We are at an early stage of development and are expecting operating losses in the future.

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2001, 2002 and 2003, we had total revenues of $3.7 million in 2001, $1.7 million in 2002 and $1.0 million in 2003. For the years ended December 31, 2001, 2002 and 2003, we incurred losses of $17.6 million in 2001, $13.5 million in 2002 and $30.0 million in 2003. As we continue our research and development efforts, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.

We will receive future payments from Biovail related to Metformin GR only if Metformin GR is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada. We are responsible for completing the clinical development of Metformin GR. Biovail will not reimburse us for any of our expenses incurred in connection with the clinical development of Metformin GR. We will not receive any payments from Biovail unless the FDA approves Metformin GR for marketing in the United

States, which we do not expect to occur prior to the first half of 2005, if at all. Only if we receive FDA approval of Metformin GR will Biovail be required to make a $25.0 million payment to us. As of December 31, 2003, we expected that our total remaining development and regulatory costs for Metformin GR would be approximately $5.5 million. If we do not continue funding development costs of Metformin GR, Biovail will have the right to assume development of Metformin GR. In that event, our future payments from Biovail may be reduced.

We will need additional capital to support our operations, which may be unavailable or costly.

As of December 31, 2003, our capital resources consisted of approximately $44.3 million in cash, cash equivalents and marketable securities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least September 2005. We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

•       Greater than expected clinical development costs associated with Ciprofloxacin GR or with our exclusive license with Biovail described above under “We will receive future payments from Biovail related to Metformin GR only if Metformin GR is approved by the FDA.”;

•       Changes in the focus and direction of our research and development programs that could result in costly additional research and delay the eventual sale of our products;

•       Results of clinical testing and the regulatory requirements of the FDA and comparable foreign regulatory agencies that may lead to cash outlays greater than currently expected;

•       Results of our product licensing activities; and

•       Acquisitions of or investment in complementary businesses, products or technologies.

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

•       decisions by collaborative partners to proceed or not to proceed with subsequent phases of the collaboration or program;

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

Our lead product candidate, Metformin GR, has completed two pivotal Phase III clinical trials. We expect to complete the data analysis for the second Phase III trial in March 2004 and we expect Biovail will submit the New Drug Application (NDA) to the FDA for Metformin GR in the second quarter of 2004. The earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.

In June 2002, we completed a Phase II clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infection, called Ciprofloxacin GR. In November 2003, we completed a Phase III clinical trial for this product. We expect to complete the data analysis for this trial in the March 2004 and submit the NDA to the FDA in the second quarter of 2004, if the clinical trial is successful. The earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all.

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

Two groups (the Policy Advisory Board and Development Advisory Board) and various individuals advise us on business and scientific issues and future opportunities. Certain of these individuals work full-time for academic or research institutions. Others act as consultants to other companies. In addition, except for work performed specifically for us and at our direction, any inventions or processes discovered by such persons will be their own intellectual property or that of their institutions or other companies. Further, invention assignment agreements signed by such persons in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom they have consulting relationships. If we desire access to inventions that are not our property, we will have to obtain licenses to such inventions from these institutions or companies. We may not be able to obtain these licenses on commercially reasonable terms, if at all.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and marketable securities are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2003, the fair value of our cash equivalents and marketable securities would not change by a significant amount.

Foreign Currency Fluctuations

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2003. Therefore, a hypothetical 10% change in foreign currency rates would not have an impact on our financial position and results of operations. We do not hedge any of our foreign currency exposure.

Item 8.                  Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-29.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective.

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

PART III

Item 10.           Directors and Executive Officers of the Registrant

The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors, code of ethics, audit committee and audit committee financial experts of the company is incorporated by reference to the information set forth under the caption “Election of Directors” in the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The section entitled “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” appearing in the Proxy Statement for the 2004 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Item 11.           Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Other Shareholder Matters

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.           Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.           Principal Accountants Fees and Services

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Principal Accountants Fees and Services” in the Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Financial Statements

Included in Part II of this report.

(a) 2.   Financial Statement Schedules

All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a) 3.   Exhibits:

3.1(1)	Amended and Restated Articles of Incorporation
3.2(11)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(1)	Bylaws, as amended
4.1(1)	Specimen Common Stock Certificate
4.1(2)	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
4.2(2)	Newco Registration Rights Agreement dated January 21, 2000 among the company Newco and Elan International Services, Ltd.
4.3(2)	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
4.4(3)	Form of Subscription Agreement dated as of November 2, 2000
4.5(3)	Form of Class A Warrant dated as of November 2, 2000
4.6(3)	Form of Class B Warrant dated as of November 2, 2000
4.7(4)	Form of Subscription Agreement dated as of May 2, 2001
4.8(4)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.9(4)	Form of Warrant dated as of June 13, 2001
4.10(6)	Form of Subscription Agreement dated as of March 14, 2002
4.11(6)	Placement Agent Warrant dated as of March 14, 2002
4.12(12)	Form of Warrant dated as of April 21, 2003
10.1(8)	1995 Stock Option Plan, as amended
10.2(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.3(1)	Form of Indemnification Agreement between the company and its directors and executive officers

+10.4(2)	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
+10.5(2)	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.6(2)	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
10.7(5)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
+10.8(11)	Waiver and Termination Agreement dated November 8, 2002 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
10.9(7)	License and Development Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
+10.10(9)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.11(10)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
10.12(12)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
10.13(13)	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park LLC
10.14(13)	Lease agreement dated April 30, 2003 between the company and Menlo Park Business Park LLC
10.15(14)	Termination Agreement, dated as of September 16, 2003 among the company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. and Depomed Development, Ltd.
10.16(14)	Exclusive License Agreement, dated as of September 18, 2003, between the company and Depomed Development, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (See Page 40)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

  (1)    Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)

  (2)    Incorporated by reference to the company’s Form 8-K filed on February 18, 2000

  (3)    Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-53486) filed on January 10, 2001

  (4)    Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001

  (5)    Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001

  (6)    Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

  (7)    Incorporated by reference to the company’s Form 8-K filed on July 10, 2002

  (8)    Incorporated by reference to the company’s registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

  (9)    Incorporated by reference to the company’s Form 8-K/A dated May 28, 2002 and filed on December 23, 2002

(10)   Incorporated by reference to the company’s Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

(11)   Incorporated by reference to the company’s Form 10-K filed on March 31, 2003

(12)   Incorporated by reference to the company’s Form 8-K filed on April 25, 2003

(13)   Incorporated by reference to the company’s Form 10-Q filed on August 14, 2003

(14)   Incorporated by reference to the company’s Form 10-Q filed on November 14, 2003

         +  Confidential treatment granted

(b)   Reports on Form 8-K:

On October 22, 2003, we filed a Form 8-K with respect to an Underwriting Agreement with Thomas Weisel Partners LLC, CIBC World Markets Corp. and Punk, Ziegel & Company, L.P. relating to a public offering of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 15th day of March, 2004.

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

Signature
/s/ John W. Fara, Ph.D.	Chairman, President and Chief Executive	March 15, 2004
John W. Fara, Ph.D.	Officer (Principal Executive Officer)
/s/ John F. Hamilton	Vice President, Finance and Chief	March 15, 2004
John F. Hamilton	Financial Officer (Principal Financial Officer)
/s/ G. Steven Burrill	Director	March 15, 2004
G. Steven Burrill
/s/ Michael J. Callaghan	Director	March 15, 2004
Michael J. Callaghan
/s/ John W. Shell, Ph.D.	Director	March 15, 2004
John W. Shell, Ph.D.
/s/ Peter D. Staple	Director	March 15, 2004
Peter D. Staple
/s/ Julian N. Stern	Director and Secretary	March 15, 2004
Julian N. Stern
/s/ W. Leigh Thompson, M.D., Ph.D.	Director	March 15, 2004
W. Leigh Thompson, M. D., Ph.D.

DEPOMED, INC.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Depomed, Inc.

We have audited the accompanying consolidated balance sheets of Depomed, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, redeemable preferred stock and shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003 and for the period from inception (August 7, 1995) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. (a development stage company) at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and for the period from inception (August 7, 1995) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As described in Note 2 of the consolidated financial statement, in 2003 the Company changed its method of accounting for variable interest entities. As described in Note 1 of the consolidated financial statements, the Company has restated its statement of operations for the year in the period ended December 31, 2001 and its statement of redeemable preferred stock and shareholders’ equity for each of the three years in the period ended December 31, 2001.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2004

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$20,044,698	$11,533,326
Marketable securities	24,210,562	8,684,647
Accounts receivable	278,452	301,869
Prepaid and other current assets	692,191	534,351
Total current assets	45,225,903	21,054,193
Property and equipment, net	2,140,610	1,833,208
Other assets	326,136	291,876
	$47,692,649	$23,179,277
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,024,221	$4,803,672
Accrued compensation	809,509	429,491
Accrued clinical trial expense	94,598	2,381,609
Other accrued liabilities	374,383	218,548
Capital lease obligation, current portion	26,384	14,870
Long-term debt, current portion	289,555	420,850
Other current liabilities	—	305,166
Total current liabilities	3,618,650	8,574,206
Capital lease obligation, non-current portion	12,808	22,653
Long-term debt, non-current portion	73,012	362,567
Promissory note from related party, non-current portion	9,412,025	8,618,717
Series A convertible exchangeable preferred stock, no par value; 25,000 shares designated, zero and 12,015 shares issued and outstanding at December 31, 2003 and 2002, respectively, with an aggregate liquidation preference of $15,762,829	—	12,015,000
Commitments
Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock; 25,000 shares designated, 12,015 and zero shares issued and outstanding at December 31, 2003 and 2002, respectively, with an aggregate liquidation preference of $15,762,829	12,015,000	—
Common stock, no par value, 100,000,000 shares authorized; 34,569,212 and 16,460,566 shares issued and outstanding at December 31, 2003 and 2002, respectively	116,540,841	56,679,288
Deferred compensation	(863,872)	—
Deficit accumulated during the development stage	(93,110,988)	(63,095,890)
Accumulated other comprehensive income	(4,827)	2,736
Total shareholders’ equity (deficit)	34,576,154	(6,413,866)
	$47,692,649	$23,179,277

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period From Inception
	2003	2002	2001 (Restated)	(August 7, 1995) to December 31, 2003
Revenue:
Collaborative agreements	$981,990	$440,659	$1,547,277	$4,793,013
Contract revenue from joint venture	—	1,220,527	2,126,049	5,101,019
Total revenue	981,990	1,661,186	3,673,326	9,894,032
Operating expenses:
Research and development	26,900,214	24,714,134	15,461,113	81,742,303
General and administrative	3,480,231	5,374,490	2,533,640	18,761,495
Purchase of in-process research and development	—	—	—	298,154
Total operating expenses	30,380,445	30,088,624	17,994,753	100,801,952
Loss from operations	(29,398,455)	(28,427,438)	(14,321,427)	(90,907,920)
Other income (expenses):
Equity in loss of joint venture (restated)	(5,359)	(2,435,667)	(3,173,409)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	18,000,000	—	18,000,000
Interest and other income	299,140	101,106	231,146	1,905,763
Interest expense	(910,424)	(732,566)	(336,349)	(2,291,769)
Total other income (expenses) (restated)	(616,643)	14,932,873	(3,278,612)	(2,203,068)
Net loss (restated)	$(30,015,098)	$(13,494,565)	$(17,600,039)	$(93,110,988)
Basic and diluted net loss per share (restated)	$(1.23)	$(0.92)	$(1.72)
Shares used in computing basic and diluted net loss per common share	24,458,259	14,642,745	10,220,223

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2003
(Restated)

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comp- rehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	(Loss)	Deficiency)
Balances at inception (Aug. 7, 1995)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders on Aug. 7, 1995 in exchange for shares held by them in M6 Pharmaceuticals			—	—	2,066,666	—	—	—	—	—
Issuance of common stock for cash to investors at approx. $0.0009 per share on Nov. 15, 1995			—	—	1,196,491	1,000	—	—	—	1,000
Issuance of Series A convertible preferred stock for cash to investors at approx. $0.31 per share on Nov. 15, 1995, net of issuance costs of $67,241			2,447,368	682,759	—	—	—	—	—	682,759
Comprehensive loss and net loss			—	—	—	—	—	(600,668)	—	(600,668)
Balances at Dec. 31, 1995	—	—	2,447,368	682,759	3,263,157	1,000	—	(600,668)	—	83,091
Issuance of common stock for cash at various dates at $0.09 per share to employees and pursuant to stock option agreements			—	—	91,666	8,250	—	—	—	8,250
Deferred stock-based compensation related to grants of certain stock options			—	—	—	275,000	(275,000)	—	—	—
Comprehensive loss and net loss			—	—	—	—	—	(472,773)	—	(472,773)
Balances at Dec. 31, 1996	—	—	2,447,368	682,759	3,354,823	284,250	(275,000)	(1,073,441)	—	(381,432)
Issuance of Series B convertible preferred stock for cash at $1.00 per share			278,500	278,500	—	—	—	—	—	278,500
Conversion of preferred stock to common stock on Nov. 5, 1997 at a ratio of one share of common for three shares of preferred			(2,725,868)	(961,259)	908,615	961,259	—	—	—	—
Issuance of common stock and warrants for $6.10 per unit on Nov. 5, 1997 in connection with the initial public offering, net of issuance costs of $1,963,889			—	—	1,200,000	5,356,111	—	—	—	5,356,111
Deferred stock-based compensation related to grants of certain stock options			—	—	—	242,050	(242,050)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	116,336	—	—	116,336
Comprehensive loss and net loss			—	—	—	—	—	(1,236,452)	—	(1,236,452)
Balances at Dec. 31, 1997	—	—	—	—	5,463,438	6,843,670	(400,714)	(2,309,893)	—	4,133,063
Issuance of common stock to investors for $8.00 per share on Feb. 23, 1998, net of issuance costs of $507,846			—	—	1,000,000	7,492,154	—	—	—	7,492,154
Deferred stock-based compensation related to grants of certain stock options			—	—	—	430,200	(430,200)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	320,582	—	—	320,582

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2003 (Continued)
(Restated)

Issuance of common stock options to a consultant for services with an exercise price of $11.25 per share on Jun. 18, 1998			—	—	—	26,050	—	—	—	26,050
Comprehensive loss:
Net loss								(2,779,723)	—	(2,779,723)
Unrealized gains on available-for-sale securities			—	—			—	—	13,887	13,887
Comprehensive loss										(2,765,836)
Balances at Dec. 31, 1998	—	—	—	—	6,463,438	14,792,074	(510,332)	(5,089,616)	13,887	9,206,013
Issuance of common stock for cash on Feb. 16, 1999 for $3.00 per share to a consultant pursuant to a stock option agreement			—	—	1,666	4,998	—	—	—	4,998
Net exercise of common stock warrants at $7.63 per share in Jan. and Apr. 1999			—	—	9,973	—	—	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	228,148	—	—	228,148
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(5,193,800)	—	(5,193,800)
Unrealized losses on available-for-sale securities			—	—	—	—	—	—	(26,879)	(26,879)
Comprehensive loss, restated										(5,220,679)
Balances at Dec. 31, 1999, as restated	—	—	—	—	6,475,077	14,797,072	(282,184)	(10,283,416)	(12,992)	4,218,480
Issuance of Series A convertible exchangeable preferred stock to Elan Corp. on Jan. 21, 2000 for $1,000 per share net proceeds, restated	12,015	12,015,000
Issuance of common stock to Elan Corp. for $7.00 per share on Jan. 21, 2000, net of issuance costs of $84,817, restated			—	—	714,286	4,915,183	—	—	—	4,915,183
Issuance of common stock options to consultants for services with various exercise prices from $3.31 to $4.75 per share on various dates from Feb. 4 to Dec. 8, 2000			—	—	—	117,692	—	—	—	117,692
Common stock and warrants issued to investors for $100,000 per unit on Nov. 15, 2000, net of issuance costs of $237,668			—	—	1,428,550	4,762,332	—	—	—	4,762,332
Revaluation of common stock option issued to a consultant on Dec. 9, 1999			—	—	—	8,288	—	—	—	8,288
Amortization of deferred stock-based compensation			—	—	—	—	257,440	—	—	257,440
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(21,717,870)	—	(21,717,870)
Unrealized gains on available- for-sale securities			—	—	—	—	—	—	9,620	9,620
Comprehensive loss, restated										(21,708,250)

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2003 (Continued)
(Restated)

Balances at Dec. 31, 2000, as restated	12,015	12,015,000	—	—	8,617,913	24,600,567	(24,744)	(32,001,286)	(3,372)	(7,428,835)
Issuance of warrants in connection with a credit facility with an exercise price of $3.98 per share on Mar. 29, 2001			—	—	—	112,400	—	—	—	112,400
Common stock and warrants issued to investors for $8.43 per unit on Jun. 13, 2001, net of issuance costs of $953,715			—	—	2,908,922	11,328,401	—	—	—	11,328,401
Issuance of common stock options to consultants for services with various exercise prices from $3.40 to $5.80 per share on various dates from Apr. 6 to Dec. 17, 2001			—	—	—	57,757	—	—	—	57,757
Issuance of common stock for $3.00 per share on Nov. 16, 2001 to a consultant pursuant to a stock option agreement			—	—	3,333	9,999	—	—	—	9,999
Amortization of deferred stock-based compensation			—	—	—	—	24,744	—	—	24,744
Comprehensive loss:
Net loss			—	—	—	—	—	(17,600,039)	—	(17,600,039)
Realized gains on available-for-sale securities			—	—	—	—	—	—	3,372	3,372
Comprehensive loss										(17,596,667)
Balances at Dec. 31, 2001, as restated	12,015	12,015,000	—	—	11,530,168	36,109,124	—	(49,601,325)	—	(13,492,201)
Common stock issued to consultants pursuant to stock option agreements at various exercise prices from $1.95 to $4.06 per share on various dates from Jan. 4 to Dec. 30, 2002			—	—	44,712	171,688	—	—	—	171,688
Common stock issued to an investor pursuant to a warrant agreement for $6.00 per share on Jan. 29, 2002			—	—	4,167	25,002	—	—	—	25,002
Common stock issued to investors pursuant to cashless exercise of warrant agreements on Feb. 4, 2002			—	—	98,974	—	—	—	—	—
Issuance of common stock options to a consultant for services with various exercise prices of $1.95 to $5.00 per share on various dates from Mar. 21 to Dec. 11, 2002			—	—	—	31,658	—	—	—	31,658
Common stock and warrants issued to investors for $3.83 per per share on Mar. 22, 2002, net of issuance costs of $731,366			—	—	2,300,000	8,077,634	—	—	—	8,077,634

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2003 (Continued)
(Restated)

Common stock and options issued to Biovail for $5.00 per share on Jul. 9, 2002, net of issuance costs of $66,708			—	—	2,465,878	12,262,682	—	—	—	12,262,682
Common stock issued to an employee pursuant to a stock option exercise for $0.09 per share on Nov. 6, 2002			—	—	16,667	1,500	—	—	—	1,500
Comprehensive loss:
Net loss			—	—	—	—	—	(13,494,565)	—	(13,494,565)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	2,736	2,736
Comprehensive loss										(13,491,829)
Balances at Dec. 31, 2002	12,015	$12,015,000	—	$—	16,460,566	$56,679,288	$—	$(63,095,890)	$2,736	$(6,413,866)
Common stock and warrants issued to investors for $2.16 per per share on Apr. 21, 2003, net of issuance costs of $1,331,590			—	—	9,259,259	18,668,416	—	—	—	18,668,416
Issuance of common stock options to a consultant for services with various exercise prices of $2.70 to $6.76 per share on various dates from Mar. 13 to Dec 18, 2003			—	—	—	28,363	—	—	—	28,363
Deferred stock-based compensation related to grants of certain stock options	—	—	—	—	—	1,015,143	(1,015,143)	—	—	—
Common stock issued to investors pursuant to cashless exercises of warrant agreements on various dates from Sep. 2 to Dec. 4, 2003			—	—	919,155	—	—	—	—	—
Common stock issued to employees pursuant to stock option exercises for various prices from $1.71 to $4.30 per share on various dates from Sep. 11 to Oct. 30, 2003			—	—	6,270	14,606	—	—	—	14,606
Common stock issued to investors for various prices from $4.28 to $4.33 per share pursuant to exercises of warrant agreements on various dates from Sep. 11 to Oct. 30, 2003			—	—	423,962	1,826,481	—	—	—	1,826,481
Common stock issued to a consultant pursuant to a stock option agreement for $3.25 per share on Sep. 18, 2003			—	—	25,000	81,250	—	—	—	81,250
Preferred stock reclassified to permanent shareholders’ equity pursuant to termination of the exchange right on Sep. 16, 2003	(12,015)	(12,015,000)	12,015	12,015,000	—	—	—	—	—	12,015,000

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Period from inception (August 7, 1995) to December 31, 2003 (Continued)
(Restated)

Common stock issued to investors for $5.50 per share on Oct. 28 and Nov. 3, 2003 pursuant to a public offering, net of issuance costs of $2,885,207			—	—	7,475,000	38,227,293	—	—	—	38,227,293
Amortization of deferred stock-based compensation			—	—	—	—	151,272	—	—	151,272
Comprehensive loss:
Net loss			—	—	—	—	—	(30,015,098)	—	(30,015,098)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	(7,563)	(7,563)
Comprehensive loss										(30,022,661)
Balances at Dec. 31, 2003	—	$—	12,015	$12,015,000	34,569,212	$116,540,841	$(863,872)	$(93,110,988)	$(4,827)	$34,576,154

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period From Inception (August 7, 1995) to December 31,
	2003	2002	2001	2003
Operating Activities
Net loss (restated for 2001)	$(30,015,098)	$(13,494,565)	$(17,600,039)	$(93,110,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture (restated for 2001)	5,359	2,435,667	3,173,409	19,817,062
Depreciation and amortization	893,406	745,144	586,067	3,243,266
Accrued interest expense on shareholder notes	793,308	558,151	233,820	1,628,940
Amortization of deferred compensation	151,272	—	24,744	1,098,522
Value of stock options issued for services rendered by non-employees	28,363	31,658	57,757	269,808
Purchase of in-process research and development	—	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	23,417	95,408	(375,502)	(278,452)
Receivable from joint venture	—	642,793	(210,480)	—
Other current assets	(157,840)	(336,872)	(28,813)	(692,191)
Other assets	(34,260)	2,158	(278)	(326,294)
Accounts payable and other accrued liabilities	(4,910,627)	4,732,781	1,506,026	2,493,202
Accrued compensation	380,018	(17,024)	201,044	742,033
Other current liabilities	(305,166)	167,448	33,790	—
Net cash used in operating activities	(33,147,848)	(4,437,253)	(12,398,455)	(64,816,938)
Investing Activities
Investment in equity joint venture	(5,359)	(3,281,512)	(3,011,892)	(19,817,062)
Expenditures for property and equipment	(1,122,950)	(463,772)	(1,325,149)	(4,941,038)
Purchases of marketable securities	(41,368,779)	(8,691,322)	(4,438,627)	(65,277,167)
Maturities or sales of marketable securities	25,779,485	—	7,053,580	40,993,594
Net cash used in investing activities	(16,717,603)	(12,436,606)	(1,722,088)	(49,041,673)
Financing Activities
Payments on capital lease obligations	(20,373)	(20,671)	(39,434)	(335,362)
Proceeds from equipment loan	—	—	1,347,139	1,947,006
Payments on equipment loans	(420,850)	(542,250)	(265,720)	(1,472,039)
Proceeds from issuance of notes payable	—	3,281,512	3,011,892	8,846,703
Payments on notes payable	—	—	—	(1,000,000)
Payment on shareholder loans payable	—	—	—	(294,238)
Proceeds from issuance of common stock	58,818,046	20,538,506	11,338,400	114,196,239
Proceeds from issuance of preferred stock	—	—	—	12,015,000
Net cash provided by financing activities	58,376,823	23,257,097	15,392,277	133,903,309
Net increase in cash and cash equivalents	8,511,372	6,383,238	1,271,734	20,044,698
Cash and cash equivalents at beginning of period	11,533,326	5,150,088	3,878,354	—
Cash and cash equivalents at end of period	$20,044,698	$11,533,326	$5,150,088	$20,044,698
Supplemental Schedule of Noncash Financing and Investing Activities
Deferred compensation related to stock options granted to employees	$1,015,144	$—	$—	$1,475,143
Value of warrants issued in connection with debt financing	$—	$—	$112,400	$112,400
Acquisition of property and equipment under capital leases	$22,042	$39,994	$—	$374,554
Assumption of net liabilities of M6 Pharmaceuticals at inception (August 7, 1995)	$—	$—	$—	$298,154
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$910,424	$732,566	$336,349	$2,291,769

See accompanying notes.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2003, the Company had approximately $44,255,000 in cash, cash equivalents and marketable securities, working capital of $41,607,000 and accumulated net losses of $93,111,000. In the course of its development activities, the Company expects such losses to continue until at least 2005. Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Restatement of Financial Information

The accompanying statements of redeemable preferred stock and shareholders’ equity as of December 31, 2001 and 2000 have been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, Depomed Development, Ltd. (DDL), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan). Shares of the Series A Preferred Stock were exchangeable for a portion of the Company’s investment in DDL. The effect of this restatement was to reduce total shareholders’ equity by $12,015,000. On September 16, 2003 and in connection with the termination and amendment of several of the joint venture agreements, the exchange right was terminated and the Series A Preferred Stock was reclassified as permanent shareholders’ equity. See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

Net loss per common share for the year ended December 31, 2001 has been restated to eliminate the 7% annual dividends previously accrued on the Series A Preferred Stock and included in the net loss applicable to common shareholders. As the dividends are only convertible into Depomed’s common stock, the amounts previously recorded as dividends represent adjustments to the conversion price that are accounted for under EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A Preferred Stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A Preferred Stock does not contain a “beneficial conversion feature” subject to recognition

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Organization and Basis of Presentation (Continued)

pursuant to Issue No. 98-5. See Note 7 of the Notes to Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock.

The statements of redeemable preferred stock and shareholders’ equity as of December 31, 2000 and 1999 have also been restated to present the Company’s Series A Preferred Stock as issued in 2000 instead of in 1999 when such securities were originally recorded as “issuable securities”. Upon further analysis, the Company’s management is no longer able to assert that the capital stock issuance occurred prior to December 31, 1999, and therefore, such amounts have been amended in the statements of redeemable preferred stock and shareholders’ equity to reflect the issuance of the capital stock in the year ended December 31, 2000. This restatement does not affect the Company’s financial position at December 31, 2000, 2001, 2002 or 2003, or the balance sheets, statements of operations or cash flows for any of the periods presented.

The effect of the elimination of the dividends discussed above and the related effect on net loss per common share follows. The restatement to record the issuance of Series A Preferred Stock and common stock to Elan in 2000 instead of 1999 does not have an impact on the statements of operations for these periods presented.

Year Ended December 31, 2001
As previously reported:
Net loss	$(17,600,039)
Preferred dividend	(913,000)
Net loss applicable to common shareholders	$(18,513,039)
Basic and diluted net loss per common share	$(1.81)
As restated:
Net loss	$(17,600,039)
Basic and diluted net loss per share	$(1.72)

2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the quarter ended December 31, 2003, include the accounts of the Company and DDL, its 80.1% owned subsidiary held with Elan. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46,

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51. Material intercompany accounts and transactions have been eliminated.

Change in Accounting Principle

In January 2003, the FASB issued FIN 46, which requires a variable interest entity (VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. However, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

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

The Company’s results of operations include 100% of the operating results of DDL for the six months ended December 31, 2003. The noncontrolling interest for the quarter was not material, and it has been included as an offset to general and administrative expenses in the consolidated statement of operations for the period. As DDL does not have any revenues, its accounts are reflected entirely in the Company’s consolidated operating expenses.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. If the fair value of a marketable security is below its carrying value for each trading day for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary and the security is written down to its estimated fair value. Other-than-temporary declines in fair value of all marketable securities would be charged to “other expense”. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. At December 31, 2003, the individual contractual period for all available-for-sale debt securities is within two years. All marketable securities are classified as available-for-sale since these instruments are readily salable. These securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity (net capital deficiency).

Securities classified as available-for-sale as of December 31, 2003 and 2002 are summarized below. Estimated fair value is based on quoted market prices for these investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
U.S. corporate debt securities:
Total included in cash and cash equivalents	$17,993,070	$—	$—	$17,993,070
Total maturing within 1 year and included in marketable securities	16,107,852	1,924	(7,727)	16,102,049
Total maturing between 1 and 2 years and included in marketable securities	8,107,537	2,951	(1,975)	8,108,513
Total available-for-sale	$42,208,459	$4,875	$(9,702)	$42,203,632
December 31, 2002:
U.S. corporate debt securities:
Total included in cash and cash equivalents	$7,090,020	$—	$—	$7,090,020
Total maturing within 1 year and included in marketable securities	8,681,912	4,377	(1,641)	8,684,648
Total available-for-sale	$15,771,932	$4,377	$(1,641)	$15,774,668

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 4 of the Notes to Consolidated Financial Statements). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five years.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (or FAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (or APB) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees. Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant). Any such deferred stock-based compensation is amortized over the vesting period of the individual options. Pro forma net loss information using the fair value method accounting for grants of stock options to employees is included in shown below:

	Year Ended December 31,
	2003	2002	2001 (Restated)
Net loss—as reported	$(30,015,098)	$(13,494,565)	$(17,600,039)
Add: Total stock-based compensation expense, related to employee stock options, included in the determination of net loss as reported	151,272	—	24,744
Deduct: Total stock-based compensation expense determined under the fair value based method for all employee stock options	(1,469,378)	(1,390,686)	(1,166,957)
Net loss—pro forma	$(31,333,204)	$(14,885,251)	$(18,742,252)
Net loss per share—as reported	$(1.23)	$(0.92)	$(1.72)
Net loss per share—pro forma	$(1.28)	$(1.02)	$(1.83)

Options granted to non-employees are accounted for at fair value using the Black-Scholes Option Valuation Model in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and may be subject to periodic revaluation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company. The weighted-average assumptions used for 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001
Risk free interest rate	3.23%	4.04%	5.18%
Expected dividend yield	0	0	0
Expected option life in years	4.16	4.06	4
Expected stock price volatility	.80	.85	.82

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

The weighted-average estimated fair value of employee stock options was $6.65, $3.14 and $3.04 per share for stock options granted at fair market value in 2003, 2002 and 2001, respectively. The weighted-average estimated fair value of employee stock options was $2.70 and $1.71 per share for stock options granted below fair market value in 2003 and 2002, respectively. No employee stock options were granted below fair market value in 2001.

The option valuation models used in 2003, 2002 and 2001, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Revenue Recognition

Revenue relates primarily to research and development services rendered in connection with collaborative arrangement, and to a lesser extent, the achievements of milestones under such arrangement. Revenues related to collaborative research agreements with corporate partners and the Company’s joint venture is recognized as the expenses are incurred under each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract. Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement. The revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the client and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2003		2002		2001
	Common Equivalent Shares	Weighted- average exercise price	Common Equivalent Shares	Weighted- average exercise price	Common Equivalent Shares	Weighted- average exercise price
Stock options	3,820,898	$4.16	3,299,690	$3.78	2,613,092	$4.37
Warrants	3,211,283	$3.09	1,818,629	$4.56	3,592,565	$5.80
Convertible preferred shares and accrued interest	1,478,690	—	1,380,373	—	1,144,583	—
Convertible promissory note and accrued interest	1,037,709	—	950,244	—	477,905	—
Biovail Conditional Option	—	—	821,959	$5.13	—	—
Biovail Purchaser’s Option	3,871,467	$6.73	210,835	$5.43	—	—
	13,420,047		8,481,730		7,828,145

Comprehensive Income

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in shareholders’ equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 has been reflected in the Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity (Net Capital Deficiency).

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

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

entities in the first fiscal year or interim period beginning after March 31, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of FIN 46 did not have an impact on its results of operations and financial position.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS No. 150 has not had a material effect on the Company’s financial condition or results of operation.

3.   Collaborative Arrangements and Contracts

Elan Corporation, plc

In November 1999, the Company entered into an agreement with Elan to form a joint venture to develop products using drug delivery technologies and expertise of both Elan and Depomed. In January 2000, the definitive agreements were signed to form this joint venture, Depomed Development, Ltd. (DDL), a Bermuda limited liability company. DDL is owned 80.1% by the Company and 19.9% by Elan. In January 2000, under the terms of the agreement, DDL paid $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired related to very early stage technology that, in the opinion of management, had not reached technological feasibility and had no future alternative uses. Depomed also licensed certain drug delivery technologies to DDL on a non-exclusive basis. DDL subcontracted research and development efforts to Depomed, Elan and others until August 2002 when all product development ceased. In September 2003, Elan and Depomed amended or terminated several of the contracts governing the operation of DDL. The modifications to the joint venture arrangements included, among other modifications, the termination of Elan’s participation in the management and the board of directors of DDL and the termination of Elan’s license of certain of its technologies to DDL.

Other significant terms and modifications of the agreements are as follows:

•       Elan purchased 717,286 shares of Depomed’s common stock at $7.00 per share. The shares purchased are registered. The proceeds were used by Depomed without restriction.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Collaborative Arrangements and Contracts (Continued)

•       Elan purchased 12,015 shares of Depomed Series A Preferred Stock at $1,000 per share. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of the Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime after January 2002, at Elan’s option, into Depomed’s common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 financing, the conversion price has been adjusted to $10.66 per share. Additionally, Elan had the right to exchange 12,015 shares of Series A Preferred Stock for a 30.1% interest in DDL, increasing Elan’s ownership in DDL to 50%. However, in September 2003, the exchange right was terminated. Depomed was required to use the proceeds of the Series A Preferred Stock sale to purchase 6,000 shares of DDL common stock and 3,612 shares of DDL preferred stock, both classes of stock were purchased at $1,250 per share, to fund Depomed’s share of DDL’s initial capitalization.

•       Elan purchased 2,388 shares of DDL preferred stock for $1,250 per share, a 19.9% interest in DDL.

•       Depomed, at its sole discretion, funded 80.1% of the joint venture research and development costs up to $8,010,000 and Elan was responsible, at its sole discretion, for funding 19.9% of DDL’s cash requirements up to a maximum of $1,990,000 through September 2002. On a quarterly basis, the Elan and Depomed directors of DDL reviewed and mutually agreed on the next quarter’s funding of DDL’s cash needs until product development work ceased in August 2002. DDL does not have any fixed assets or employees and its primary focus was to conduct research and development for potential products using the intellectual property of Elan and Depomed. In September 2003, Depomed became responsible for 100% of DDL’s expenses.

•       Elan made a loan facility available to Depomed for up to $8,010,000. The unused portion of the loan facility of $213,000 expired on September 30, 2002. The purpose of this loan was to support Depomed’s share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by the Company to Elan. The note has a six-year term ending in January 2006 and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. The original conversion price of the note and accrued interest was $10.00; however, as a result of the Company’s March 2002 financing, the conversion price has been adjusted to $9.07 per share.

•       DDL has the ability to license its products to a third party; however, Elan has a limited right of first negotiation. Any license granted to Elan must be done on the basis of “arm’s length” pricing. In September 2003 following the amendment or termination of the joint venture contracts, Depomed acquired exclusive development and commercialization rights to Gabapentin GR, a product developed by DDL which was originally licensed to DDL from Depomed. Milestone and royalty payments will be paid to DDL if Gabapentin GR is successfully commercialized.

Depomed continues to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, and as of September 2003 controls the management of DDL and is responsible for 100% of DDL’s expenses. On July 1, 2003, pursuant to the adoption of FIN No. 46, the Depomed consolidated the accounts of DDL as it was determined that DDL was a VIE and that Depomed absorbs a majority of DDL’s expected losses.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Collaborative Arrangements and Contracts (Continued)

DDL recognized a net loss of approximately $16,000, $3,041,000 and $24,750,000 for the periods ending December 31, 2003 and 2002 and the period from inception (January 7, 2000) to December 31, 2003, respectively. The net loss from inception to December 31, 2003 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies used in the development of unproven therapeutic products.

Following the termination of Elan’s participation in the management of DDL, the Company continues to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL and the Company now controls the management of DDL and is responsible for 100% of the expenses incurred by DDL. Pursuant to the Company’s adoption of FIN No. 46 on July 1, 2003, the Company consolidated the accounts of DDL on July 1, 2003, and has consolidated DDL’s operating results, net of noncontrolling interest, for the period from July 1, 2003 through September 15, 2003. As the Company is responsible for 100% of the expenses incurred by DDL beginning September 16, 2003 as a result of the modifications to the joint venture arrangements, the Company has recognized 100% of DDL’s operating results for the period from September 16, 2003 through December 31, 2003.

For the period from July 1, 2003 to September 15, 2003, and the Company consolidated approximately $2,000 of DDL expenses, net of noncontrolling interest, which amount is included in general and administrative expenses in the consolidated statement of operations. For the period from September 16, 2003 to December 31, 2003, the Company consolidated general and administrative expense of approximately $9,000 related to DDL. The Company expects to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.

Undisclosed Collaborative Partner

In January 2001, the Company signed an interim letter agreement with an undisclosed collaborative partner to begin feasibility studies with an undisclosed drug. Under the interim letter agreement, all research and development work with the partner’s drug were funded by the partner. The Company does not expect to receive any future revenues to fund the development program from the undisclosed collaborative partner. In accordance with the agreement, the Company recognized revenues of approximately $12,900 and $1,414,000 during 2002 and 2001, respectively. The costs associated with research and development approximated the revenue recognized under the agreement. As of December 31, 2002, there was $12,900 receivable under the agreement. No amounts were receivable as of December 31, 2003.

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated (Biovail) an exclusive license in the United States and Canada to manufacture and market Metformin GR™. Under the terms of the agreement, the Company is responsible for completing the clinical development program in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to the Company upon approval by the U.S. Food and Drug Administration and further provides for royalties on net sales of Metformin GR. Biovail has an option to

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Collaborative Arrangements and Contracts (Continued)

reduce certain of the royalties for a one-time payment to the Company of $35.0 million. The Company has the option to discontinue funding of Metformin GR research and development expenses, in which event Biovail has the option to assume these expenses. If that were to occur, future payments to the Company under the agreement may be reduced.

In July 2002, Biovail purchased approximately 2.5 million shares of Depomed common stock and received two options to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock. See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements.

ActivBiotics, Inc.

In October 2002, the Company signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics’ antibiotic compound, Rifalazil™. Under the agreement, ActivBiotics has funded the Company’s research and development expenses related to the feasibility studies. The Company recognized revenues of approximately $476,000 and $230,000 during 2003 and 2002, respectively, which approximated the costs recognized under the agreement. At December 31, 2003 and 2002, the amount receivable under this agreement totaled $59,000 and $230,000, respectively.

Other Collaborative Partner

In June 2003, the Company signed an agreement with an undisclosed collaborative partner to conduct feasibility studies for the partner. The Company recognized revenue of approximately $408,000 in 2003, which approximated the costs recognized under the agreement. At December 31, 2003, the amount receivable under this agreement totaled $205,000. The loss of this collaborative partner would not have a material adverse impact on the Company.

4.   Property and Equipment

For the years ended December 31, property and equipment consists of the following:

	2003	2002
Furniture and office equipment	$919,195	$762,483
Laboratory equipment	3,114,444	2,310,163
Leasehold improvements	918,502	834,403
	4,952,141	3,907,049
Less accumulated depreciation and amortization	(2,811,531)	(2,073,841)
Property and equipment, net	$2,140,610	$1,833,208

Property and equipment includes assets under capitalized leases of $106,858 and $58,226 at December 31, 2003 and 2002, respectively. Accumulated amortization related to assets under capital leases is included in accumulated depreciation and amortization and totals $18,194 and $12,672 at December 31, 2003 and 2002, respectively. Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $838,000, $736,000 and $577,000, respectively.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Commitments and Contingencies

Convertible Promissory Note

In January 2000, the Company signed an agreement to issue a convertible promissory note to Elan for up to $8,010,000 through September 2002 to fund research and development of DDL, its joint venture. The note is due in January 2006 and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed and outstanding under the facility. At Elan’s option, the note is convertible into the Company’s common stock. An anti-dilution provision of the note was triggered by the Company’s March 2002 financing (See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $9.07 per share. Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature triggered. As of December 31, 2003 and 2002, there was $9,412,000 and $8,619,000, respectively, outstanding related to the note. The outstanding amounts include accrued interest of $1,615,000 and $822,000 at December 31, 2003 and 2002, respectively. The unused portion of the convertible promissory note of $213,000 expired on September 30, 2002.

As a result of the sale of securities to Biovail Laboratories, Inc. in July 2002, Elan had the right to terminate the technology license agreement between Elan and DDL, which in turn could have resulted in Elan’s ability to accelerate the payment of the promissory note due from the Company to Elan. In November 2002, the Company and Elan entered into an agreement whereby Elan waived its right to terminate the technology license from Elan to DDL. As a result of the waiver, Elan has no right to accelerate the Company’s payment obligation under the convertible promissory note issued to Elan.

Long-term Debt

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

In connection with the March 2001 credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company’s common stock at $3.98 per share. The warrants are exercisable

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Commitments and Contingencies (Continued)

until March 2006. The Company valued the warrants using the Black-Scholes Option Valuation Model and treated the resulting value of $112,400 as debt issuance costs. These costs are offset against the debt obligation and will be amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method. During the year, $26,448 of the issuance costs was amortized into interest expense.

Leases

The Company leases its facilities under a non-cancelable operating lease that was to expire in March 2005. In May 2003, the Company renegotiated certain terms of its current lease including the lease term, which will now expire in April 2008 with an option to extend the lease term for an additional five years. In May 2003, the Company also entered into an agreement to lease a 25,000 square foot facility adjacent to its current facility in Menlo Park. The new facility is leased under a non-cancelable agreement that expires in April 2008, with an option to extend the lease for an additional five years.

Future minimum payments under the operating leases, capital leases and long-term debt at December 31, 2003, together with the present value of those minimum payments, are as follows:

	Operating Leases	Capital Leases	Long-term Debt
Year ending December 31,
2004	$1,060,052	$32,533	$343,352
2005	983,005	13,556	88,652
2006	972,149
2007	992,148
2008	333,958
	$4,341,312	46,089	432,004
Less amount representing interest		(6,897)	(29,769)
Present value of future lease payments		39,192	402,235
Less current portion		(26,384)	(316,003)
Non-current portion		$12,808	$86,232

Rent expense for the years ended December 31, 2003, 2002, 2001 and for the period from inception to December 31, 2003 was approximately $884,000, $661,000, $713,000 and $3,588,000, respectively.

6.   Related Party Transactions

Consulting Agreement

In September 1998, the Company entered into a consulting agreement with Burrill & Co., whereby the Company was required to pay a monthly retainer of $5,000 and other fees related to partnering arrangements. The principal of Burrill & Co., G. Steven Burrill, is a director of the Company. For the years ended December 31, 2003, 2002 and 2001, the Company paid a total of $55,000, $60,000 and $60,000, respectively, in connection with this agreement. The Company terminated the agreement as of November 30, 2003.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Related Party Transactions (Continued)

Elan Corporation, plc

In January 2000, the Company formed a joint venture, Depomed Development, Ltd. (DDL), with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. DDL, a Bermuda limited liability company, is owned 80.1% by Depomed and 19.9% by Elan (See Note 3 of the Notes to Consolidated Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

AVI BioPharma, Inc.

In June 2000, the Company entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE® antisense agents. The Company’s President and Chief Executive Officer, John W. Fara, is currently serving as a director of AVI BioPharma, Inc. No revenues have been received under this agreement.

7.   Redeemable Preferred Stock and Shareholders’ Equity

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock to Elan to fund its 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock is convertible into the Company’s common stock and was also exchangeable for a 30.1% interest in DDL. In September 2003 and in connection with the termination and amendment of the DDL joint venture agreements, Elan’s right to exchange the Series A Preferred Stock was terminated. Therefore, the Company reclassified its Series A Preferred Stock to permanent shareholders’ equity.

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

As of December 31, 2003, 1,478,690 shares of common stock were reserved for issuance upon conversion of the Series A Preferred Stock and dividends.

Initial Public Offering

The Company completed its initial public offering of common stock and common stock purchase warrants on November 5, 1997. The offering consisted of 1,200,000 units (Units), each Unit consisting of one share of common stock, no par value, and a warrant to purchase one share of common stock at an

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Redeemable Preferred Stock and Shareholders’ Equity (Continued)

exercise price of $7.625 per share. The warrants expired on November 4, 2002. The Company offered these Units to the public at a price of $6.10 per Unit. Upon the completion of the initial public offering, all of the previously issued convertible preferred shares outstanding as of the closing date were automatically converted into 908,615 shares of common stock. The shares and warrants comprising the Units were detached and began trading separately on December 1, 1997. In connection with the initial public offering, the Company issued warrants to purchase 117,917 Units (the Representative’s Warrants). The Representative’s Warrants were exercisable at a price of $7.625 per Unit and expired on November 4, 2002. The warrants issuable upon exercise of the Representative’s Warrants were exercisable at $7.625 per warrant and also expired on November 4, 2002.

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

On January 21, 2000, the Company issued 714,286 shares of common stock and 12,015 shares of Series A Preferred Stock to Elan Corporation for consideration of $5,000,000 and $12,015,000, respectively. These transactions were completed in conjunction with the formation of a joint venture between Elan Corporation, plc and the Company. (See Note 3 of the Notes to Consolidated Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

In November 2000, the Company completed a private placement of a combination of common stock and warrants, with net proceeds of approximately $4,762,000. The private placement consisted of 50 units, each unit consisting of 28,571 shares of common stock, no par value, and warrants to purchase 7,142 shares of common stock at an exercise price of $5.50 per share. The warrants may be exercised at any time until November 14, 2004. The Company offered these units to private investors at a price of $100,000 per unit. Additionally, the Company issued 42,856 of the warrants as a commission to a broker. As of December 31, 2003, 221,406 warrants remain outstanding related to this private placement.

In June 2001, the Company completed a private placement of a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,331,000. As of December 31, 2003, 883,216 warrants remain outstanding and are exercisable until June 2006 at a weighted-average exercise price of $4.42.

In March 2002, the Company completed a private placement of 2,300,000 shares of common stock for $3.83 per share, with net proceeds of $8,078,000. Additionally, the Company issued warrants as a commission to a broker to purchase 121,981 shares of common stock. As of December 31, 2003, 63,478 warrants remain outstanding and are exercisable until March 2006 at an exercise price of $4.875.

In July 2002, Biovail Laboratories, Inc. purchased 2,465,878 shares of the Company’s common stock at $5.00 per share, with net proceeds of $12,263,000. Additionally, Biovail received a one-year option to

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Redeemable Preferred Stock and Shareholders’ Equity (Continued)

purchase up to 821,959 shares of the Company’s common stock at $5.125 per share which expired on July 9, 2003. Biovail also received a three-year option to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly. At December 31, 2003, the three-year option was exercisable for up to 3,871,467 shares at $6.73 per share.

In April 2003, the Company sold 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,668,000. The warrants are exercisable until April 2008 at an exercise price of $2.16. The fair value of the warrants on the date of issuance, using the Black-Scholes Option Valuation Model, was approximately $4.6 million. The value of the warrants has been recorded with offsetting entries in stockholders’ equity as the warrant value is also considered an issuance cost of the financing. As of December 31, 2003, 2,003,183 warrants remain outstanding related to this private placement.

Public Offering

In October 2003, the Company sold 6,500,000 shares of common stock in an underwritten public offering at a public offering price of $5.50 per share with net proceeds of approximately $33,187,000. In November 2003, the Company sold an additional 975,000 shares of its common stock at a public offering price of $5.50 per share with net proceeds of approximately $5,041,000 pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the public offering.

Warrant and Option Exercises

During 2003, investors, consultants and employees exercised 1,848,094 warrants and 31,270 options for 1,374,387 shares of the Company’s common stock with net proceeds of $1,871,601.

As of December 31, 2003, 3,211,283 shares of common stock were reserved for issuance for all outstanding warrants and 3,871,467 shares were reserved for the three-year option issued to Biovail.

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

Generally, the exercise price of all incentive stock options and nonstatutory stock options granted under the Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of an incentive stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Redeemable Preferred Stock and Shareholders’ Equity (Continued)

A summary of the Company’s stock option activity and related information for the period from inception (August 7, 1995) to December 31, 2003 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(120,000)	120,000	$0.09
Balance at December 31, 1995	130,000	120,000	$0.09
Options granted at fair value	(3,334)	3,334	$0.09
Options granted below fair value	(83,333)	83,333	$0.90
Options exercised	—	(91,666)	$0.09
Balance at December 31, 1996	43,333	115,001	$0.68
Shares authorized	750,000	—	—
Options granted at fair value	(369,166)	369,166	$4.12
Options granted below fair value	(153,333)	153,333	$3.00
Options exercised	—	—	—
Balance at December 31, 1997	270,834	637,500	$3.23
Shares authorized	200,000 (1)	—	—
Options granted at fair value	(296,498)	296,498	$8.10
Options granted below fair value	(60,000)	60,000	$5.92
Options forfeited	7,500	(7,500)	$3.75
Balance at December 31, 1998	121,836	986,498	$4.85
Shares authorized	600,000	—	—
Options granted at fair value	(363,551)	363,551	$2.93
Options exercised	—	(1,666)	$3.00
Options forfeited	21,000	(21,000)	$7.29
Balance at December 31, 1999	379,285	1,327,383	$4.29
Shares authorized	600,000	—	—
Options granted at fair value	(485,328)	485,328	$3.90
Options forfeited	4,000	(4,000)	$5.47
Options expired	5,000	(5,000)	$11.25
Balance at December 31, 2000	502,957	1,803,711	$4.16
Shares authorized	500,000 (2)	—	—
Options granted at fair value	(812,714)	812,714	$4.83
Options exercised	—	(3,333)	$3.00
Balance at December 31, 2001	190,243	2,613,092	$4.37
Shares authorized	1,306,811 (3)	—	—
Options granted at fair value	(143,727)	143,727	$2.70
Options granted below fair market value	(636,500)	636,500	$1.71
Options exercised	—	(61,379)	$2.82
Options forfeited	12,250	(12,250)	$4.50
Options expired	20,000	(20,000)	$9.63
Balance at December 31, 2002	749,077	3,299,690	$3.78
Options granted at fair value	(531,951)	531,951	$6.56
Options granted below fair market value	(25,527)	25,527	$2.70
Options exercised	—	(31,270)	$3.07
Options forfeited	5,000	(5,000)	$5.00
Balance at December 31, 2003	196,599	3,820,898	$4.16

(1)    In December 1998, the Board of Directors approved an increase of 200,000 shares to the 1995 Plan which was approved by the shareholders at the Annual Meeting of Shareholders on June 2, 1999.

(2)    In June 2001, the Board of Directors approved an increase of 500,000 shares to the 1995 Plan which was approved by the shareholders at the Annual Meeting of Shareholders on May 30, 2002.

(3)    In December 2002, the Board of Directors approved an increase of 1,306,811 shares to the 1995 Plan which was approved by the shareholders at the Annual Meeting of Shareholders on May 29, 2003.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Redeemable Preferred Stock and Shareholders’ Equity (Continued)

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the Plan by 1,306,811 shares. On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company’s shareholders approved this increase to the Plan. In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options. For the year ended December 31, 2003, the Company recognized approximately $151,000 in stock-based compensation expense related to these stock options.

Exercisable options at December 31, 2003, totaled 2,405,865. Exercise prices for options outstanding as of December 31, 2003 ranged from $0.09 to $10.25. The following table summarizes information about options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$0.09 - 1.95	787,310	$1.61	8.12	305,704	$1.45
$2.70 - 3.75	1,356,597	$3.36	5.44	1,225,113	$3.37
$4.19 - 5.80	860,845	$4.95	7.13	558,240	$4.92
$6.10 - 7.75	769,146	$6.97	8.10	269,808	$7.42
$9.50 - 10.25	47,000	$9.70	4.29	47,000	$9.70
	3,820,898			2,405,865

At December 31, 2003, the Company had 4,510,686 common shares reserved for issuance under the Plan.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Redeemable Preferred Stock and Shareholders’ Equity (Continued)

2002 Stock Option Plan

In December 2002, the Board of Directors adopted the Company’s 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provided for the granting of nonstatutory stock options to employees, directors and consultants of the Company. The 2002 Plan was not subject to shareholder approval. Options could have been granted under the 2002 Plan only if the Company’s shareholders did not approve the 1995 Stock Option Plan proposed increase in the number of shares at the 2003 Annual Meeting. The Company’s shareholders approved the increase in the 1995 Stock Option Plan at the 2003 Annual Meeting and the 2002 Plan terminated with no options outstanding thereunder.

Amendment to Director Stock Option Agreements

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of the Company’s Board of Directors. In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option. A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision. The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefited from this provision with respect to outstanding options. As of December 31, 2003, no expense had been recognized related to these options.

Deferred Stock-Based Compensation

For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,000 as deferred stock-based compensation which represents the excess of the fair value of the common stock on the date of grant over the exercise price. The deferred stock-based compensation expense was recognized over the vesting period of the options. Compensation expense relating to the amortization of deferred stock-based compensation recorded in the 2003 and 2001 consolidated statements of operations was $151,000 and $25,000, respectively and none in 2002. Further, the Company recognized expense of $28,000, $32,000 and $58,000 in 2003, 2002 and 2001, respectively relating to the value of stock options granted to consultants in exchange for services.

8.   Legal Matters

Patent Litigation Settlement

In January 2002, the Company filed a complaint against Bristol-Myers Squibb Company (Bristol-Myers) in the United States District Court for the Northern District of California for infringement of U.S. Patent No. 6,340,475, issued on January 22, 2002 and assigned to the Company.

In November 2002, the Company signed a definitive settlement agreement and release with Bristol-Myers related to the litigation. Under the terms of the agreement, Bristol-Myers made a one-time $18.0 million payment to the Company in December 2002. The Company and Bristol-Myers released all claims in the lawsuit against each other and granted each other a limited non-exclusive royalty free license. The license that Bristol-Myers obtained from the Company extends to certain current and future compounds

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Legal Matters (Continued)

that Bristol-Myers may develop internally. The $18.0 million payment has been recorded in “Other Income” in the Consolidated Statement of Operations for the year ended December 31, 2002.

9.   Income Taxes

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $79,000,000, which expire in the years 2010 through 2023, and net operating loss carryforwards for state income tax purposes of approximately $19,000,000, which expire in the years 2005 through 2013. The Company also had California research and development tax credits of approximately $300,000, which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2003	2002	2001
Net operating loss carryforwards	$27,900,000	$17,100,000	$13,600,000
Research credit carryforwards	1,100,000	1,200,000	1,000,000
In-process research and development	3,500,000	3,800,000	4,100,000
Capitalized research expenses	2,800,000	1,600,000	—
Other	200,000	100,000	300,000
Total deferred tax assets	35,500,000	23,800,000	19,000,000
Valuation allowance for deferred tax assets	(35,500,000)	(23,800,000)	(19,000,000)
Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,700,000, $4,800,000 and $7,200,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

DEPOMED, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Summarized Quarterly Data (Unaudited)

The following tables set forth certain consolidated statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2002 through the quarter ended December 31, 2003. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2003 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$111,814	$364,550	$118,640	$386,986
Loss from operations	(9,378,428)	(6,856,120)	(7,015,788)	(6,148,119)
Net income (loss)	(9,508,183)	(7,036,548)	(7,167,784)	(6,302,583)
Basic and diluted net loss per share	$(0.30)	$(0.27)	$(0.30)	$(0.38)

	2002 Quarter Ended
	December 31	September 30	June 30	March 31 (Restated)
Total revenue	$288,975	$139,927	$610,567	$621,717
Loss from operations	(9,894,274)	(8,278,771)	(5,658,533)	(4,595,860)
Net income (loss)	7,902,977	(8,843,534)	(7,000,115)	(5,553,893)
Basic and diluted net income (loss) per share	$0.48	$(0.55)	$(0.50)	$(0.47)

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Articles of Incorporation
3.2(11)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(1)	Bylaws, as amended
4.1(1)	Specimen Common Stock Certificate
4.1(2)	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
4.2(2)	Newco Registration Rights Agreement dated January 21, 2000 among the company Newco and Elan International Services, Ltd.
4.3(2)	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
4.4(3)	Form of Subscription Agreement dated as of November 2, 2000
4.5(3)	Form of Class A Warrant dated as of November 2, 2000
4.6(3)	Form of Class B Warrant dated as of November 2, 2000
4.7(4)	Form of Subscription Agreement dated as of May 2, 2001
4.8(4)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.9(4)	Form of Warrant dated as of June 13, 2001
4.10(6)	Form of Subscription Agreement dated as of March 14, 2002
4.11(6)	Placement Agent Warrant dated as of March 14, 2002
4.12(12)	Form of Warrant dated as of April 21, 2003
10.1(8)	1995 Stock Option Plan, as amended
10.2(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.3(1)	Form of Indemnification Agreement between the company and its directors and executive officers
+10.4(2)	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
+10.5(2)	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.6(2)	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
10.7(5)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
+10.8(11)	Waiver and Termination Agreement dated November 8, 2002 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
10.9(7)	License and Development Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated

+10.10(9)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.11(10)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
10.12(12)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
10.13(13)	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park LLC
10.14(13)	Lease agreement dated April 30, 2003 between the company and Menlo Park Business Park LLC
10.15(14)	Termination Agreement, dated as of September 16, 2003 among the company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. and Depomed Development, Ltd.
10.16(14)	Exclusive License Agreement, dated as of September 18, 2003, between the company and Depomed Development, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (See Page 40)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

  (1)   Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)

  (2)   Incorporated by reference to the company’s Form 8-K filed on February 18, 2000

  (3)   Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-53486) filed on January 10, 2001

  (4)   Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001

  (5)   Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001

  (6)   Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

  (7)   Incorporated by reference to the company’s Form 8-K filed on July 10, 2002

  (8)   Incorporated by reference to the company’s registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

  (9)   Incorporated by reference to the company’s Form 8-K/A dated May 28, 2002 and filed on December 23, 2002

(10)  Incorporated by reference to the company’s Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

(11)  Incorporated by reference to the company’s Form 10-K filed on March 31, 2003

(12)  Incorporated by reference to the company’s Form 8-K filed on April 25, 2003

(13)  Incorporated by reference to the company’s Form 10-Q filed on August 14, 2003

(14)  Incorporated by reference to the company’s Form 10-Q filed on November 14, 2003

   +    Confidential treatment granted