Form 10-Q
period 2004-03-31
DEPOMED INC
filed 2004-05-10
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 3, 2004 was 34,633,278.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2004 and 2003, and for the period from inception (August 7, 1995) to March 31, 2004

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003, and for the period from inception (August 7, 1995) to March 31, 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,491,513	$20,044,698
Marketable securities	24,782,458	24,210,562
Accounts receivable	178,665	278,452
Prepaid and other current assets	757,794	692,191
Total current assets	38,210,430	45,225,903
Property and equipment, net	2,411,617	2,140,610
Other assets	449,506	326,136
	$41,071,553	$47,692,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706,369	$2,024,221
Accrued compensation	561,627	809,509
Accrued clinical trial expense	494,892	94,598
Other accrued liabilities	297,101	374,383
Capital lease obligation, current portion	32,761	26,384
Long-term debt, current portion	239,787	289,555
Total current liabilities	3,332,537	3,618,650
Capital lease obligation, non-current portion	6,500	12,808
Long-term debt, non-current portion	15,187	73,012
Promissory note from related party, non-current portion	9,619,410	9,412,025
Commitments
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock; 25,000 shares designated, 12,015 shares issued and outstanding at March 31, 2004 and December 31, 2003	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 34,606,575 and 34,569,212 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	116,751,077	116,540,841
Deferred compensation	(885,044)	(863,872)
Deficit accumulated during the development stage	(99,791,933)	(93,110,988)
Accumulated other comprehensive income (loss)	8,819	(4,827)
Total shareholders’ equity:	28,097,919	34,576,154
	$41,071,553	$47,692,649

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period From Inception
	Three Months Ended March 31,		(August 7, 1995) to
	2004	2003	March 31, 2004

Revenue:
Collaborative agreements	$119,725	$386,986	$4,912,738
Collaborative agreements with affiliates	—	—	5,101,019

Total revenue	119,725	386,986	10,013,757

Operating expenses:
Research and development	5,707,821	5,765,080	87,450,124
General and administrative	1,012,144	770,025	19,773,639
Purchase of in-process research and development	—	—	298,154

Total operating expenses	6,719,965	6,535,105	107,521,917

Loss from operations	(6,600,240)	(6,148,119)	(97,508,160)

Other income (expenses):
Equity in loss of joint venture	—	(5,224)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	18,000,000
Interest and other income	145,997	74,875	2,051,760
Interest expense	(226,702)	(224,115)	(2,518,471)

Total other income (expenses)	(80,705)	(154,464)	(2,283,773)

Net loss	$(6,680,945)	$(6,302,583)	$(99,791,933)

Basic and diluted net loss per share	$(0.19)	$(0.38)

Shares used in computing basic and diluted net loss per share	34,584,997	16,460,566

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From Inception (August 7, 1995)
	Three Months Ended March 31,		to
	2004	2003	March 31, 2004
Operating Activities
Net loss	$(6,680,945)	$(6,302,583)	$(99,791,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	5,224	19,817,062
Depreciation and amortization	417,489	260,737	3,660,755
Accrued interest expense on notes	207,385	188,066	1,836,325
Amortization of deferred compensation	64,103	—	1,162,625
Value of stock options issued for services	22,655	8,330	292,463
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	99,787	(358,519)	(178,665)
Other current assets	(65,603)	14,958	(757,794)
Other assets	(123,370)	(51,345)	(449,664)
Accounts payable and other accrued liabilities	5,160	(431,018)	2,498,362
Accrued compensation	(247,882)	12,485	494,151
Other current liabilities	—	(132,583)	—
Net cash used in operating activities	(6,301,221)	(6,786,248)	(71,118,159)

Investing Activities
Investment in joint venture	—	(5,224)	(19,817,062)
Expenditures for property and equipment	(489,338)	(187,158)	(5,430,376)
Purchases of marketable securities	(4,747,270)	(4,787,310)	(70,024,437)
Maturities of marketable securities	3,996,017	2,001,000	44,989,611
Net cash used in investing activities	(1,240,591)	(2,978,692)	(50,282,264)

Financing Activities
Payments on capital lease obligations	(6,086)	(3,724)	(341,448)
Proceeds on equipment loan	—	—	1,947,006
Payments on equipment loan	(107,593)	(102,142)	(1,579,632)
Proceeds from issuance of promissory notes to related parties	—	—	8,846,703
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	102,306	(34,412)	114,298,545
Net cash provided by (used in) financing activities	(11,373)	(140,278)	133,891,936

Net increase (decrease) in cash and cash equivalents	(7,553,185)	(9,905,218)	12,491,513
Cash and cash equivalents at beginning of period	20,044,698	11,533,326	—
Cash and cash equivalents at end of period	$12,491,513	$1,628,108	$12,491,513

Supplemental Schedule of Noncash Financing and Investing Activities
Deferred compensation related to options granted to employees and consultants	$103,200	—	$1,578,343

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended March 31, 2004 are not necessarily indicative of results to be expected for the entire year ending December 31, 2004 or future operating periods.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.  The balance sheet does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

As of March 31, 2004, the Company had approximately $37,274,000 in cash, cash equivalents and marketable securities, working capital of $34,878,000 and accumulated net losses of $99,792,000.  In the course of its development activities, the Company expects such losses to continue for at least the next two years.  Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Principles of Consolidation

The consolidated financial statements for the quarter ended March 31, 2004, include the accounts of the Company and Depomed Development, Ltd., DDL, its 80.1% owned subsidiary held with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, “Elan”). On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  Material intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees.  Accordingly, the Company accounts for grants of stock options to its employees according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options on the date of grant.  Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

The following table illustrates the effect on reported income and earnings per share if the Company had applied the recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003

Net loss—as reported	$(6,680,945)	$(6,302,583)
Add: Total stock-based employee
compensation expense, included in the determination of net loss as reported	64,103	—
Deduct: Total stock-based employee
compensation expense determined under the fair value based method for all awards	(525,170)	(313,908)
Net loss—pro forma	$(7,142,012)	$(6,616,491)

Net loss per share—as reported	$(0.19)	$(0.38)
Net loss per share—pro forma	$(0.21)	$(0.40)

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

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  At March 31, 2004, the contractual period for all available-for-sale debt securities is within two years.  All marketable securities are classified as available-for-sale.  These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity.

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of March 31, 2004 and 2003, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 13,837,016 and 8,551,864, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2004 and 2003 approximates net loss and includes unrealized gains and losses on marketable securities.

5. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Elan Corporation, plc

In January 2000, the Company and Elan Corporation, plc formed Depomed Development Ltd., a Bermuda limited liability company and joint venture, to develop products using drug delivery technologies of both Elan and Depomed, Inc.   DDL is owned 80.1% by Depomed and 19.9% by Elan.  In August 2002, DDL discontinued all product development activity.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL including the termination of Elan’s participation in the management of DDL.  While the Company continues to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, the Company now controls the management of DDL and is responsible for 100% of the expense incurred by DDL.  Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL on July 1, 2003 and has recognized 100% of DDL’s operating results for subsequent periods.  For the three months ended March 31, 2004, the Company consolidated general and administrative expense of approximately $6,000 related to DDL.  The Company expects to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.

6. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The note has a six-year term, is due in January 2006, and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 and October 2004 financings, which together adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $8.31 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature.  The funding term of the loan expired in November 2002.  As of March 31, 2004, a total of $9,619,000 was outstanding on the note, including $1,823,000 of accrued interest.

7. SHAREHOLDERS’ EQUITY

Warrant and Option Exercises

During the first quarter of 2004, investors exercised 17,803 warrants and 26,540 options for a total of 37,363 shares of the Company’s common stock with net proceeds to the Company of $103,000.

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A preferred stock to Elan to fund its 80.1% share of the initial capitalization of DDL.  The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock.  The Series A preferred stock dividend is convertible at any time after January 2002 into the Company’s common stock.  The original conversion price of the Series A preferred stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price has been adjusted to $9.51 per share.  As the preferred dividends are only convertible into Depomed common stock, the amounts calculated as dividends are accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A preferred stock is less than the proceeds of issuance of the Series A Preferred Stock, the Series A preferred stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

As of March 31, 2004, 1,686,311 shares of common stock were reserved for issuance upon conversion of the Series A preferred stock and dividends.  The related aggregate liquidation preference of the preferred stock, including dividends, was $16,036,825 as of March 31, 2004.

8. SUBSEQUENT EVENT

In April 2004, the Company and Biovail Laboratories Incorporated amended the Metformin GR licensing agreement.  Under the amended agreement, the Company will receive royalties on sales of Biovail’s 1000 mg metformin HC1 tablet in the United States and Canada in exchange for allowing Biovail to use the Company’s clinical data for Metformin GR, our 500 mg metformin HC1 tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.

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

ABOUT DEPOMED

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our collaborative partner has submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for one product we developed and we have another product that has completed a pivotal Phase III clinical trial and for which an NDA is currently being prepared for submission to the FDA.  We also have one product in a Phase II clinical trial and one product that has completed a Phase I clinical trial which we intend to advance into a Phase II trial in the fourth quarter of 2004.  Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product containing different drug compounds incorporated in the GR System in preclinical development. The principal patent on our GR System covers the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes nine issued patents and eleven patent applications pending in the United States.

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

Metformin GR™

In April 2004, our collaborative partner submitted an NDA for our internally developed a once-daily metformin product for Type II diabetes, Metformin GR.  However, the earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.   In May 2002, we entered into an agreement with Biovail Laboratories granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval and royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million.  In April 2004, we and Biovail amended the Metformin GR licensing agreement.  Under the amended agreement, we will receive royalties on sales of Biovail’s 1000 mg metformin HC1 tablet in the US and Canada in exchange for allowing Biovail to use our clinical data for Metformin GR, our 500 mg metformin HC1 tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.  The NDA filed by Biovail was for approval of both Metformin GR and Biovail’s 1000 mg Metformin HCl tablet.

Ciprofloxacin GR™

In 2003, we completed a pivotal Phase III clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin, called Ciprofloxacin GR, for urinary tract infections.  We are currently preparing an NDA for submission to the FDA in the second quarter of 2004.  However, the earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all.   We are seeking potential marketing or co-marketing partners for Ciprofloxacin GR.

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

Furosemide GR™

In December 2003, we initiated a Phase II clinical trial with Furosemide GR which we expect to complete in the third quarter of 2004. Furosemide is a widely prescribed diuretic marketed as an immediate release formulation and sold by Aventis as Lasix®, as well as by several other pharmaceutical companies as a generic.

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

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. We intend to continue investing in the further development of our drug delivery technologies and the GR System. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2004 and our potential products proceed through the development process, we expect that expenses will continue to increase from their 2003 levels.

We have generated a cumulative net loss of approximately $99,792,000 for the period from inception through March 31, 2004.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition and accrued liabilities to be critical policies.  There have been no changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2004.  For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Revenues

Revenue for the three months ended March 31, 2004 and 2003 was $120,000 and $387,000, respectively.  In 2004, revenue from collaborative agreements decreased due to a reduction in product development services performed for ActivBiotics.  ActivBiotics is currently reviewing its strategy related to Rifalazil.  We do not know whether we will provide additional product development services to ActivBiotics.

Research and Development Expense

Research and development expense decreased to $5,708,000 in the three months ended March 31, 2004 from $5,765,000 for the same period of 2003.  The net decrease of $57,000 was due to a decrease of $1,128,000 in expense related to external research and development services, including clinical trial expense as our Metformin GR and Ciprofloxacin GR Phase III trials concluded in the fourth quarter of 2003, which was offset by $623,000 in expense related to the hiring of additional personnel to support the FDA filings for Metformin GR and Ciprofloxacin GR, $106,000 related to rent for the additional space we leased in May 2003 and other smaller increases.  Although our Phase III clinical trials for Metformin GR and Ciprofloxacin GR were completed, we expect to recognize additional expense related to the trials and the regulatory submissions through at least the second quarter of 2004 and we believe that our research and development expenses will remain relatively flat or increase slightly during 2004 due to anticipated increased expenditures on clinical trials and research and development for our other product candidates.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures until actual product launch.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Since Metformin GR has been licensed to Biovail and the NDA has been filed with the FDA, we can be reasonably certain of our remaining development and regulatory responsibilities and the associated expenses.  Therefore, we are able to estimate that, as of March 2004, the costs to complete our activities related to Metformin GR will not exceed $3 million, including costs for internal project management and support.

General and Administrative Expense

General and administrative expense for the first quarter of 2004 and 2003 was $1,012,000 and $770,000, respectively.   The increase of $242,000 was due primarily to $114,000 for increased salaries and the hiring of additional employees including our new director of corporate communications.  Other increases of $43,000 related to consulting, including additional investor relations activities expense, and $36,000 related to increased legal and accounting expense resulting from the increased compliance costs of the Sarbanes-Oxley Act of 2002.  We expect that general and administrative expense will increase moderately over the near term.

Consolidated Joint Venture Expense

In January 2000, we formed DDL with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed.  In August 2002, all product development activities ceased.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL including the termination of Elan’s participation in the management of DDL.  While we continue to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL, we now control the management of DDL and we are responsible for 100% of the expenses incurred by DDL.  Pursuant to our adoption of FIN 46 on July 1, 2003, we have consolidated the accounts of DDL for all subsequent periods.

For the three months ended March 31, 2004, we consolidated approximately $6,000 of DDL expenses, included in general and administrative expenses in the consolidated statement of operations.  We expect to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000.  The funding term of the loan expired in September 2002.

Interest Income and Expense

Interest expense was approximately $227,000 and $224,000 for the three months ended March 31, 2004 and 2003, respectively.  The increase in interest expense was due to an increase of $19,000 accrued on the Elan convertible loan facility, which was offset by a decrease of $17,000 in interest expense on our other loan and lease obligations as they neared the end of their terms.  Interest on the Elan loan facility increased due to compounding of interest on the loan balance.  Interest income was approximately $146,000 for the three months ended March 31, 2004 compared to $75,000 in the same period of 2003.  The increase was due to higher investment balances in 2004 as a result of our public offering in the fourth quarter of 2003.  Interest income also included immaterial gains realized on some of our marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the three months ended March 31, 2004 was approximately $6,301,000, compared to approximately $6,786,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, the cash used in operations was due primarily to the net loss adjusted for depreciation.  In 2003, the cash used in operations was due to the net loss and increases in accounts payable due to increased clinical trial activity.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2004 totaled approximately $1,241,000 and consisted of a $751,000 net increase in marketable securities and $489,000 in purchases of lab equipment, office equipment and leasehold improvements.  Net cash used in investing activities in the three months ended March 31, 2003 totaled approximately $2,979,000 and consisted primarily of a $2,786,000 net increase in marketable securities and $187,000 in purchases of laboratory equipment and office equipment.  We expect that future capital expenditures will include approximately $2 million for leasehold improvements to our facilities, including the additional space we leased in May 2003.  We also expect we will purchase additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2004 was approximately $11,000 compared to $140,000 for the same period of 2003.  In 2004, the amount consisted of $114,000 of payments on our equipment loans and capital lease obligations, which were partially offset with $102,000 of net proceeds from exercises of stock options and warrants.  In 2003, the amount included $106,000 in payments on equipment loans and lease obligations and $34,000 of stock issuance costs related to our March 2002 private equity financing.

Contractual Obligations

As of March 31, 2004, there was $9,619,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $1,823,000 at March 31, 2004.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

As of March 31, 2004, our aggregate contractual obligations for the next five years are as shown in the following table.  We have no contractual obligations with maturities greater than five years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating leases	$4,048,226	$797,897	$2,920,362	$329,967
Capital leases	43,700	28,093	15,607	—
Long-term debt	307,141	218,489	88,652	—
Elan convertible loan and accrued interest	11,283,300	—	11,283,300	—
	$15,682,367	$1,044,479	$14,307,921	$329,967

Financial Condition

As of March 31, 2004, we had approximately $37,274,000 in cash, cash equivalents and marketable securities, working capital of $34,878,000, and accumulated net losses of $99,792,000.  We expect to continue to incur operating losses for at least the next two years.  We anticipate that our existing capital resources, will permit us to meet our capital and operational requirements through at least September 2005.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the three months ended March 31, 2004, we had total revenues of $120,000 and for the years ended December 31, 2001, 2002 and 2003, we had total revenues of $3.7 million in 2001, $1.7 million in 2002 and $1.0 million in 2003. For the three months ended March 31, 2004, we incurred losses of $6.7 million and for the years ended December 31, 2001, 2002 and 2003, we incurred losses of $17.6 million in 2001, $13.5 million in 2002 and $30.0 million in 2003. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.

These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

We depend heavily on the successful development and commercialization of our lead product candidates, Metformin GR and Ciprofloxacin GR, each of which is still under development, and our other product candidates, which are in early stages of development, and on our core technology platform, the GR System.

To date, we have not commercialized any products.  Only one of our product candidates, Metformin GR, has an NDA filed with the FDA.  Another product candidate, Ciprofloxacin GR, has completed Phase III clinical trials and we are currently preparing an NDA for submission to the FDA.  Our other product candidates are in earlier stages of clinical or preclinical development.  We anticipate that in the near term our ability to generate revenues will depend principally on the successful commercialization of Metformin GR and Ciprofloxacin GR.  If we fail to obtain regulatory approval for, or successfully commercialize, Metformin GR or Ciprofloxacin GR, our business, financial condition and results of operations will be materially and adversely affected.  Also, our various product candidates use the GR System.  If it is discovered that the GR System could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We will receive future payments from Biovail related to Metformin GR only if Metformin GR is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada. We were responsible for completing the clinical development of Metformin GR.  Biovail will not reimburse us for any of our expenses incurred in connection with the development of Metformin GR.  We will not receive any payments from Biovail unless the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the first half of 2005, if at all.  Only if we receive FDA approval of Metformin GR will Biovail be required to make a $25.0 million payment to us.  As of March 31, 2004, the Phase III clinical trials of Metformin GR were completed.  However, we expect to recognize additional expense related to the trials and the regulatory submission through at least the second quarter of 2004.  As of March 31, 2004, we expected that the total remaining development costs for Metformin GR would be approximately $3 million.

We will need additional capital to support our operations, which may be unavailable or costly.

As of March 31, 2004, our capital resources consisted of approximately $37.3 million in cash, cash equivalents and marketable securities.  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least September 2005. We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

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

We currently have a collaboration agreement with Biovail to develop Metformin GR. In addition, we have entered into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements and we may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable provisions have not been fully negotiated. Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties.  Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued United States patents and eleven United States patent applications are pending. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies seeking to market formulations of gabapentin that compete with Neurontin, claiming that these formulations of gabapentin infringe Pfizer’s patents. The results of this litigation could adversely impact our ability to commercialize Gabapentin GR. Also, we are aware that patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents.  If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.  Such a license may not be available on acceptable terms, or at all.  Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.  In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

From time to time, we may become aware of activities by third parties that may infringe our patents.  Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action.  We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties.  If we need but cannot obtain a license, we may be prevented from marketing the affected product.

It is difficult to develop a successful product. If we do not develop a successful product we may not be able to raise additional funds.

The drug development process is costly, time-consuming and subject to unpredictable delays and failures. Before we or others make commercial sales of products using the GR System, we, our current and any future collaborative partners will need to:

•       conduct preclinical tests and clinical tests showing that these products are safe and effective; and

•       obtain regulatory approval from the FDA and foreign regulatory authorities.

We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

•       the GR System has unintended or undesirable side effects; or

•       products that appear promising in preclinical or early-stage clinical studies do not demonstrate efficacy in later-stage, larger scale clinical trials.

Even if our products obtain regulatory approval, successful commercialization would require:

•       market acceptance;

•       cost-effective commercial scale production; and

•       reimbursement under private or governmental health plans.

Any material delay or failure in the development and commercialization of our potential products, particularly Metformin GR or Ciprofloxacin GR, would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.  Biovail can sublicense its rights to Metformin GR, and has indicated that it plans to do so, in which event we would depend on the sublicensee to commercialize Metformin GR.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals.  These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones.  All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

•                  our ability to obtain adequate funding;

•                  the rate of progress, costs and results of our clinical trial and research and development activities;

•                  our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•                  other actions by regulators;

•                  our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and other materials for our GR System;

•                  the costs of ramping up and maintaining manufacturing operations, as necessary;

•                  the extent of scheduling conflicts with participating clinicians and clinical institutions; and

•                  our ability to identify and enroll patients who meet clinical trial eligibility criteria.

If we fail to achieve our announced milestone in the timeframes we announce and expect, our business and results of operations may be harmed and the price of our stock may decline.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

Our collaborative partner, Biovail, submitted the New Drug Application (NDA) to the FDA for Metformin GR.  The earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.  Because the NDA submitted by Biovail for the Metformin GR 500 mg tablet also seeks approval for Biovail’s 1000 mg Metformin tablet, which has a different extended release technology, any issues that may arise in the FDA review process with respect to the Biovail tablet could delay approval of Metformin GR.

In June 2002, we completed a Phase II clinical trial with an internally developed once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infection, called Ciprofloxacin GR. In November 2003, we completed a Phase III clinical trial for this product. We completed the data analysis for this trial in the March 2004, and we expect to submit the NDA for Ciprofloxacin GR to the FDA in the second quarter of 2004.  The earliest that we expect to be able to obtain FDA approval to market Ciprofloxacin GR is in the first half of 2005, if at all.

We believe that the applications submitted to the FDA for Metformin GR and Ciprofloxacin GR will be reviewed as full, stand-alone NDAs under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, or FDC Act.  There is the possibility, however, that to the extent that any such application refers to information in the scientific literature, the FDA will deem it to be what is known as a “505(b)(2) NDA,” named after the section of the FDC Act that permits it to be filed.  Section 505(b)(2) of the FDC Act permits the filing of an NDA for which at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  If the FDA deems that an application is a 505(b)(2) NDA, we will be required to identify the listed drug.  The listed drug is the drug for which the FDA has made a finding of safety and effectiveness on which the applicant relies to seek approval of its product.  In addition to identifying the listed drug, we will be required to certify in the application as to whether or not its product may infringe any relevant patents on the listed drug.  In addition, a 505(b)(2) NDA would be subject to any market exclusivity of the listed drug.  If the FDA determines that an application is a 505(b)(2) NDA, and the application is approved, these additional requirements may result in a delay of the effective date of the application approval of the application.

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

Pharmaceutical marketing is subject to substantial regulation in the United States.

Even if we obtain approval to market our products in the United States, our marketing activities will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products.  The FDA regulates post-approval promotional labeling and advertising to ensure that they conform with statutory and regulatory requirements.  In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs.  For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid.  In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government.  Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs.  Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payor.  If we fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates or us.

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

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards.  As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities.  We also expect these developments to increase our legal compliance and financial reporting costs.  In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.  We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.  To the extent these costs are significant, our general and administrative expenses are likely to increase.

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

(b)         Reports on Form 8-K

On March 9, 2004, we furnished the SEC with a Current Report under Item 12 of Form 8-K to report the issuance of a press release regarding final results for the year ended December 31, 2003.

On March 19, 2004, we filed a Current Report on Form 8-K to report the issuance of a press release regarding top-line results for the Phase III clinical trial of Ciprofloxacin GR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	DEPOMED, INC.

	By:	/s/ John F. Hamilton
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