Form 10-Q
period 2004-06-30
DEPOMED INC
filed 2004-08-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of July 30, 2004 was 34,640,188.

DEPOMED, INC.

PART I –FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2004 and 2003, and for the period from inception (August 7, 1995) to June 30, 2004	4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003, and for the period from inception (August 7, 1995) to June 30, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,974,007	$20,044,698
Marketable securities	28,128,407	24,210,562
Accounts receivable	119,726	278,452
Prepaid and other current assets	745,074	692,191
Total current assets	30,967,214	45,225,903
Property and equipment, net	3,342,354	2,140,610
Other assets	534,602	326,136
	$34,844,170	$47,692,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,472,172	$2,024,221
Accrued compensation	740,063	809,509
Accrued clinical trial expense	266,422	94,598
Other accrued liabilities	770,207	374,383
Capital lease obligation, current portion	37,772	26,384
Long-term debt, current portion	177,662	289,555
Total current liabilities	4,464,298	3,618,650
Capital lease obligation, non-current portion	—	12,808
Long-term debt, non-current portion	5,528	73,012
Promissory note from related party, non-current portion	9,834,406	9,412,025
Commitments
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock; 25,000 shares designated, 15,821 and 12,015 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 34,638,566 and 34,569,212 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	116,862,252	116,540,841
Deferred compensation	(792,297)	(863,872)
Deficit accumulated during the development stage	(107,422,027)	(93,110,988)
Accumulated other comprehensive income (loss)	(122,990)	(4,827)
Total shareholders’ equity:	20,539,938	34,576,154
	$34,844,170	$47,692,649

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(August 7, 1995) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2004	2003	2004	2003	2004
Revenue:
Collaborative agreements	$—	$118,640	$119,725	$505,626	$4,912,738
Collaborative agreements with affiliates	—	—	—	—	5,101,019

Total revenue	—	118,640	119,725	505,626	10,013,757

Operating expenses:
Research and development	6,404,822	6,295,284	12,112,643	12,060,364	93,854,946
General and administrative	1,132,821	839,144	2,144,965	1,609,169	20,906,460
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	7,537,643	7,134,428	14,257,608	13,669,533	115,059,560

Loss from operations	(7,537,643)	(7,015,788)	(14,137,883)	(13,163,907)	(105,045,803)

Other income (expenses):
Equity in loss of joint venture	—	(135)	—	(5,359)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	—	—	18,000,000
Interest and other income	138,659	77,818	284,656	152,693	2,190,419
Interest expense	(231,110)	(229,679)	(457,812)	(453,794)	(2,749,581)

Total other income (expenses)	(92,451)	(151,996)	(173,156)	(306,460)	(2,376,224)

Net loss	$(7,630,094)	$(7,167,784)	$(14,311,039)	$(13,470,367)	$(107,422,027)

Basic and diluted net loss per share	$(0.22)	$(0.30)	$(0.41)	$(0.67)

Shares used in computing basic and diluted net loss per share	34,629,307	23,684,823	34,607,152	20,092,651

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Inception
			(August 7, 1995)
	Six Months Ended June 30,		to
	2004	2003	June 30, 2004
Operating Activities
Net loss	$(14,311,039)	$(13,470,367)	$(107,422,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	5,359	19,817,062
Depreciation and amortization	795,448	360,031	4,038,714
Accrued interest expense on notes	422,381	386,196	2,051,321
Amortization of deferred compensation	129,055	24,378	1,227,577
Value of stock options issued for services	44,640	16,134	314,448
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	158,726	(38,445)	(119,726)
Other current assets	(52,883)	(87,626)	(745,074)
Other assets	(208,466)	(34,260)	(534,760)
Accounts payable and other accrued liabilities	1,015,599	(2,873,870)	3,508,801
Accrued compensation	(69,446)	104,236	672,587
Other current liabilities	—	(266,435)	—
Net cash used in operating activities	(12,075,985)	(15,874,669)	(76,892,923)

Investing Activities
Investment in joint venture	—	(5,359)	(19,817,062)
Expenditures for property and equipment	(1,694,063)	(213,018)	(6,635,101)
Purchases of marketable securities	(21,557,673)	(17,088,163)	(86,834,840)
Maturities of marketable securities	17,232,518	12,564,887	58,226,112
Net cash used in investing activities	(6,019,218)	(4,741,653)	(55,060,891)

Financing Activities
Payments on capital lease obligations	(15,402)	(8,795)	(350,764)
Proceeds on equipment loan	—	—	1,947,006
Payments on equipment loan	(179,377)	(215,497)	(1,651,416)
Proceeds from issuance of promissory notes to related parties	—	—	8,846,703
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	219,291	18,679,893	114,415,530
Net cash provided by financing activities	24,512	18,455,601	133,927,821

Net increase (decrease) in cash and cash equivalents	(18,070,691)	(2,160,721)	1,974,007
Cash and cash equivalents at beginning of period	20,044,698	11,533,326	—
Cash and cash equivalents at end of period	$1,974,007	$9,372,605	$1,974,007

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year ending December 31, 2004 or future operating periods.

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

As of June 30, 2004, the Company had approximately $30,102,000 in cash, cash equivalents and marketable securities, working capital of $26,503,000 and accumulated net losses of $107,422,000.  In the course of its development activities, the Company expects such losses to continue for at least the next two years.  Management plans to continue to finance the operations with its existing capital resources, a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Principles of Consolidation

The consolidated financial statements for the quarter ended June 30, 2004, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, “Elan”), which became a wholly-owned subsidiary in the second quarter of 2004. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  On June 3, 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000 and DDL became a wholly-owned subsidiary of the Company.  Intercompany accounts and transactions have been eliminated.

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

The following table illustrates the effect on reported income and earnings per share if the Company had applied the recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss—as reported	$(7,630,094)	$(7,167,784)	$(14,311,039)	$(13,470,367)
Add: Total stock-based employee compensation expense, included in the determination of net loss as reported	64,952	24,378	129,055	24,378
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(516,524)	(429,469)	(1,041,694)	(743,377)
Net loss—pro forma	$(8,081,666)	$(7,572,875)	$(15,223,678)	$(14,189,366)

Net loss per share—as reported	$(0.22)	$(0.30)	$(0.41)	$(0.67)
Net loss per share—pro forma	$(0.23)	$(0.32)	$(0.44)	$(0.71)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced any material losses on its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  At June 30, 2004, the contractual period for all available-for-sale debt securities is within two years.  All marketable securities are classified as available-for-sale.  These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity.

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of June 30, 2004 and 2003, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 18,065,221 and 14,337,314, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2004 and 2003 approximates net loss and includes unrealized gains and losses on marketable securities.

5. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Elan Corporation, plc

In January 2000, the Company and Elan Corporation, plc formed Depomed Development Ltd. (DDL), a Bermuda limited liability company and joint venture, to develop products using drug delivery technologies of both Elan and Depomed, Inc.   DDL was owned 80.1% by Depomed and 19.9% by Elan.  In August 2002, DDL discontinued all product development activity.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL, which included the termination of Elan’s participation in the management of DDL.  In June 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000.

Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL as of July 1, 2003.  Since September 2003, the Company has recognized 100% of DDL’s operating results.  For the three and six months ended June 30, 2004, the Company consolidated general and administrative expense of approximately zero and $6,000, respectively, related to DDL.  The Company expects to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.

Biovail Laboratories Incorporated

In April 2004, the Company and Biovail Laboratories Incorporated amended the Metformin GR licensing agreement.  Under the amended agreement, the Company will receive royalties on sales of Biovail’s 1000 mg metformin HC1 tablet in the United States and Canada in exchange for allowing Biovail to use the Company’s clinical data for Metformin GR, the Company’s 500 mg metformin HC1 tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.

6. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The note has a six-year term, is due in January 2006, and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 and October 2003 financings, which together adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $8.31 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature.  The funding term of the loan expired in November 2002.  As of June 30, 2004, a total of $9,834,000 was outstanding on the note, including $2,038,000 of accrued interest.

7. SHAREHOLDERS’ EQUITY

Warrant and Option Exercises

During the six months ended June 30, 2004, investors exercised 47,473 warrants and 30,810 options for a total of 69,354 shares of the Company’s common stock with net proceeds to the Company of $220,225.

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A preferred stock to Elan to fund its 80.1% share of the initial capitalization of DDL.  The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock.  The Series A preferred stock dividend is convertible into the Company’s common stock.  The original conversion price of the Series A preferred stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price has been adjusted to $9.51 per share.  In June 2004, the Company issued 3,806 shares of Series A preferred stock to Elan in payment of accrued dividends.  Elan subsequently sold all the Series A preferred stock to a third party.  The third party has asserted that further adjustments to the conversion price should be made as a result of other financings concluded by the Company since January 2000.  The Company believes the asserted adjustments are not correct and has not made any changes to amounts disclosed.

As the dividends on the Series A preferred stock are only convertible into Depomed common stock, the amounts calculated as dividends are accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). Since the commitment date fair market value of the maximum number of common shares that could be issued pursuant to conversion of the Series A preferred stock is less than the proceeds of issuance of the Series A preferred stock, the Series A preferred stock does not contain a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

As of June 30, 2004, 1,715,351 shares of common stock were reserved for issuance upon conversion of the Series A preferred stock.  The aggregate liquidation preference of the Series A preferred stock, including accrued dividends, was $16,313,000 as of June 30, 2004.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•             results and timing of our clinical trials, including the results of the Furosemide GR™ and Gabapentin GR™ trials and publication of those results;

•             our ability to raise additional capital;

•             our ability to obtain a marketing partner for Proquin™ XR or our other products; and

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

ABOUT DEPOMED

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our collaborative partner has submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for one product we developed and we have submitted an NDA to the FDA for another proprietary product.  We have one product in a Phase II clinical trial and one product that has completed a Phase I clinical trial which we intend to advance into a Phase II trial in the fourth quarter of 2004.  Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product containing two different drug compounds incorporated in the GR System in preclinical development. The principal patent on our GR System covers the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes nine issued patents and eleven patent applications pending in the United States.

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

Metformin GR™

In April 2004, our collaborative partner, Biovail Laboratories, submitted an NDA for our internally developed a once-daily metformin product for Type II diabetes, Metformin GR.  The FDA accepted the application for review in June 2004.  The earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.

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

Proquin™ XR (Ciprofloxacin GR™ )

In July 2004, we submitted an NDA to the FDA for Proquin XR, our internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infections.  However, the earliest that we expect to be able to obtain FDA approval to market Proquin XR is in the first half of 2005, if at all.   We are seeking potential marketing or co-marketing partners for Proquin XR.

Gabapentin GR™

We have developed Gabapentin GR, an extended release gabapentin product.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®.  A Phase I clinical trial on Gabapentin GR was completed in the first quarter of 2002. We expect to initiate a Phase II clinical trial on Gabapentin GR in the fourth quarter of 2004 for an indication to be determined.

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

In June 2004, we gave notice of termination of our agreement with ActivBiotics, Inc.  Under the agreement we had conducted feasibility studies to develop an extended-release oral tablet to deliver ActivBiotics’ broad-spectrum antibiotic, Rifalazil, to the stomach and upper gastrointestinal tract.  In January 2004, we had completed the preclinical feasibility studies with a GR formulation of Rifalazil.

Manufacturing Capabilities

In May 2003, we received a State of California Drug Manufacturing License for our pharmaceutical laboratories and manufacturing facilities. The license allows us to manufacture clinical supplies of our product candidates for our Phase I and Phase II clinical trials, as well as to provide quality control and quality assurance testing in our laboratories for our Phase I through Phase III clinical supplies. We intend to employ contract manufacturers for commercial-scale manufacturing of our products.

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

We have generated a cumulative net loss of approximately $107,422,000 for the period from inception through June 30, 2004.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

Revenues

Revenue for the three and six months ended June 30, 2004 was zero and $120,000, respectively compared to $119,000 and $506,000 in the same periods of 2003, respectively.  In 2004, revenue from collaborative agreements decreased due to a reduction in product development services performed for ActivBiotics and an undisclosed collaborative partner.  We do not expect to perform any further product development for these collaborative partners.

Research and Development Expense

Research and development expense increased slightly to $6,405,000 and $12,113,000 for the three and six months ended June 30, 2004, from $6,295,000 and $12,060,000 for the same periods of 2003.  In the three-month periods ending June 30, 2004 and 2003, the net increase of $110,000 was due to an increase of $586,000 in expense related to the hiring of additional personnel to support the FDA filings for Metformin GR and Proquin XR, $221,000 related to legal expense for patents and regulatory efforts, and other small increases, which were partially offset by a decrease of $1,067,000 in expense related to external research and development services, including clinical trial expense as our Metformin GR and Proquin XR Phase III trials concluded in the fourth quarter of 2003.  In the six months ended June 30, 2004 and 2003, the net increase of $52,000 was due to increases of $1,209,000 in expense related to hiring, $260,000 related to patent and regulatory expenses, $248,000 for internal laboratory expense related to the analytical testing of Phase III clinical trial materials, and other small increases which were offset by a decrease of $2,194,000 in expense related to external research and development services, including clinical trial expense as noted above.  Although our Phase III clinical trials for Metformin GR and Proquin XR were completed, we believe that our research and development expenses will remain relatively flat during 2004 due to anticipated increased expenditures on clinical trials and research and development for our other product candidates.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, patent filings, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures until actual product launch.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Since Metformin GR has been licensed to Biovail and the NDA has been filed with the FDA, we believe that our remaining expenses will be limited to regulatory support of the NDA filing and periodic analytical testing activities, which are not expected to exceed $1 million through June 2005.

General and Administrative Expense

General and administrative expense for the second quarter of 2004 and 2003 was $1,133,000 and $839,000, respectively.   General and administrative expense for the six months ended June 30, 2004 was $2,145,000 compared to $1,609,000 in the same period of 2003.  In the three-month periods ended June 30, the increase of $294,000 was due to $123,000 for increased salaries and the hiring of additional employees, including our new director of corporate communications; $104,000 in legal and accounting expense resulting from increased compliance costs of the Sarbanes-Oxley Act of 2002 and also from increased legal services related to business development activities; and $95,000 in consulting expenses, related to increased compliance costs of the Sarbanes-Oxley Act of 2002 and also from additional investor relations activities.  In the six-month periods ended June 30, 2004 and 2003, the increase was due to $237,000 for increased salaries and the hiring of additional employees, $140,000 for legal and accounting expense and $138,000 for consulting expense.  We expect that general and administrative expense will increase moderately over the near term.

Consolidated Subsidiary Expense

In January 2000, we formed DDL with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed.  In August 2002, all product development activities ceased.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL, which included the termination of Elan’s participation in the management of DDL.  Pursuant to our adoption of FIN 46 on July 1, 2003, we consolidated the accounts of DDL for all subsequent periods.  Since September 2003, we have been responsible for 100% of expenses incurred by DDL. In June 2004, we acquired Elan’s 19.9% interest in DDL for $50,000.

For the three and six months ended June 30, 2004, we consolidated zero and approximately $6,000, of DDL expenses, respectively, included in general and administrative expenses in the consolidated statement of operations.  We expect to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000.  The funding term of the loan expired in September 2002.  (See the Contractual Obligations section below).

Interest Income and Expense

Interest expense was approximately $231,000 and $230,000 for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 and 2003, interest expense increased year over year to $458,000 from $454,000.  The net increases of $1,000 and $4,000 in interest expense for the respective periods were due to increased interest accrued on the Elan convertible loan facility, which was offset by decreases in interest expense on our other loan and lease obligations as they neared the end of their terms.  Interest on the Elan loan facility increased due to compounding of interest on the loan balance.  Interest income was approximately $139,000 for the three months ended June 30, 2004 compared to $78,000 in the same period of 2003.  For the six months ended June 30, 2004 and 2003, interest income increased to $285,000 from $153,000.  The increases, year over year, were due to higher investment balances in 2004 as a result of our public offering in the fourth quarter of 2003.  Interest income also included immaterial gains realized on some of our marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the six months ended June 30, 2004 was approximately $12,076,000, compared to approximately $15,875,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004, the cash used in operations was due primarily to the net loss adjusted for depreciation, and increases in accounts payable due to leasehold improvements and consulting expense leading up to the regulatory filing of our Proquin XR NDA in July 2004.  In 2003, the cash used in operations was due to the net loss and decreases in accounts payable due to the completion of our first Phase III trial of Metformin GR during the fourth quarter of 2002.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2004 totaled approximately $6,019,000 and consisted of a $4,325,000 net increase in marketable securities and $1,694,000 in purchases of leasehold improvements, lab equipment and office equipment.  Net cash used in investing activities in the six months ended June 30, 2003 totaled approximately $4,742,000 and consisted primarily of a $4,523,000 net increase in marketable securities and $213,000 in purchases of laboratory equipment and office equipment.  We expect that future capital expenditures will include an additional $750,000 for leasehold improvements to our facilities, including the additional space we leased in May 2003.  We also expect we will purchase additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2004 was approximately $25,000 compared to $18,456,000 for the same period of 2003.  In 2004, the amount consisted of $219,000 of net proceeds from exercises of warrants and stock options, which were partially offset by $195,000 of payments on our equipment loans and capital lease obligations.  In 2003, the amount included $18,714,000 of net proceeds from our April 2003 private placement of 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock and was partially offset by $34,000 of costs related to a previous private placement and $224,000 in payments on equipment loans and lease obligations.

Contractual Obligations

As of June 30, 2004, there was $9,834,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $2,038,000 at June 30, 2004.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock at Elan’s option.

As of June 30, 2004, our aggregate contractual obligations for the next five years are as shown in the following table.  We have no contractual obligations with maturities greater than five years.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating leases	$3,782,261	$531,932	$2,920,362	$329,967
Capital leases	40,897	22,307	18,590	—
Long-term debt	221,303	132,651	88,652	—
Elan convertible loan and accrued interest	11,283,300	—	11,283,300	—
	$15,327,761	$686,890	$14,310,904	$329,967

Financial Condition

As of June 30, 2004, we had approximately $30,102,000 in cash, cash equivalents and marketable securities, working capital of $26,503,000, and accumulated net losses of $107,422,000.  We expect to continue to incur operating losses for at least the next two years.  We anticipate that our existing capital resources, exclusive of potential payments from licensing partners, will permit us to meet our capital and operational requirements through at least September 2005.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  results of research and development efforts;

•                  financial terms of definitive license agreements or other commercial agreements we enter into, if any;

•                  relationships with collaborative partners;

•                  changes in the focus and direction of our research and development programs;

•                  technological advances;

•                  results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies; and

•                  acquisitions or investment in complimentary businesses, products or technologies.

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the six months ended June 30, 2004, we had total revenues of $120 thousand and for the years ended December 31, 2001, 2002 and 2003, we had total revenues of $3.7 million in 2001, $1.7 million in 2002 and $1.0 million in 2003. For the six months ended June 30, 2004, we incurred losses of $14.3 million and for the years ended December 31, 2001, 2002 and 2003, we incurred losses of $17.6 million in 2001, $13.5 million in 2002 and $30.0 million in 2003. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.  These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

We depend heavily on the successful development and commercialization of our lead product candidates, Metformin GR and Proquin XR, each of which is still subject to approval by the FDA, and our other product candidates, which are in early stages of development, and on our core technology platform, the GR System.

To date, we have not commercialized any products.  Two of our product candidates, Metformin GR and Proquin XR, each have an NDA filed with the FDA.  Our other product candidates are in earlier stages of clinical or preclinical development.  We anticipate that in the near term our ability to generate revenues will depend principally on the successful commercialization of Metformin GR and Proquin XR.  If we fail to obtain regulatory approval for, or successfully commercialize, Metformin GR or Proquin XR, our ability to raise financing and our business, financial condition and results of operations will be materially and adversely affected.  Also, our various product candidates use the GR System.  If it is discovered that the GR System could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We will receive future payments from Biovail related to Metformin GR only if Metformin GR is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Metformin GR, our most advanced product candidate, in the United States and Canada.  We were responsible for completing the clinical development of Metformin GR.  Biovail will not reimburse us for any of our expenses incurred in connection with the development of Metformin GR.  Only if we receive FDA approval of Metformin GR will Biovail be required to make a $25.0 million milestone payment to us.  We will not receive any other payments from Biovail unless the FDA approves Metformin GR for marketing in the United States, which we do not expect to occur prior to the first half of 2005, if at all.  Biovail can sublicense its rights to Metformin GR, and has indicated that it plans to do so, in which event we would depend on the sublicensee to commercialize Metformin GR.

We will need additional capital to support our operations, which may be unavailable or costly.

As of June 30, 2004, our capital resources consisted of approximately $30.1 million in cash, cash equivalents and marketable securities.  We anticipate that our existing capital resources, exclusive of potential payments from licensing partners, will permit us to meet our capital and operational requirements through at least September 2005. We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

•     uncertainty of approval by the FDA of NDAs for Proquin XR and Metformin GR;

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

•     our success or failure in entering into further collaborative relationships;

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

•     changes in government funding; and

•     third-party reimbursement policies.

Our collaborative arrangements may give rise to disputes over ownership commercial terms, contract interpretation and of our intellectual property and may adversely affect the commercial success of our products.

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

The drug development process is costly, time-consuming and subject to unpredictable delays and failures. Before we or others make commercial sales of products using the GR System, we, our current and any future collaborative partners will need to:

•                  conduct preclinical and clinical tests showing that these products are safe and effective; and

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

Any material delay or failure in the governmental approval process and/or the commercialization of our potential products, particularly Metformin GR or Proquin XR, would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

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

•                  the rate of progress, costs and results of our clinical trial and research and development activities, including the extent of scheduling conflicts with participating clinicians and clinical institutions and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•                  our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•                  other actions by regulators;

•                  our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and materials for our GR System; and

•                  the costs of ramping up and maintaining manufacturing operations, as necessary;

If we fail to achieve our announced milestone in the timeframes we announce and expect, our business and results of operations may be harmed and the price of our stock may decline.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

Our collaborative partner, Biovail, submitted the NDA to the FDA for Metformin GR in April 2004.  The FDA accepted the NDA for review in June 2004.  The earliest that we expect to be able to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.  Because the NDA submitted by Biovail for the Metformin GR 500 mg tablet also seeks approval for Biovail’s 1000 mg metformin tablet, which has a different extended release technology, any issues that may arise in the FDA review process with respect to the Biovail tablet could delay approval of Metformin GR.

In July 2004, we filed an NDA to the FDA for our internally developed once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infection, called Proquin XR.  The FDA has not accepted the NDA for filing and may not do so.  If the NDA is accepted for filing, the earliest that we expect to be able to obtain FDA approval to market Proquin XR is in the first half of 2005, if at all.

We believe that the applications submitted to the FDA for Metformin GR and Proquin XR will be reviewed as full, stand-alone NDAs under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, or FDC Act.  There is the possibility, however, that to the extent that any such application refers to information in the scientific literature, the FDA will deem it to be what is known as a “505(b)(2) NDA,” named after the section of the FDC Act that permits it to be filed.  Section 505(b)(2) of the FDC Act permits the filing of an NDA for which at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  If the FDA deems that an application is a 505(b)(2) NDA, we will be required to identify the listed drug.  The listed drug is the drug for which the FDA has made a finding of safety and effectiveness on which the applicant relies to seek approval of its product.  In addition to identifying the listed drug, we will be required to certify in the application as to whether or not its product may infringe any relevant patents on the listed drug.  In addition, a 505(b)(2) NDA would be subject to any market exclusivity of the listed drug.  If the FDA determines that an application is a 505(b)(2) NDA, and the application is approved, these additional requirements may result in a delay of the effective date of the application approval of the application.

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

Even if we obtain approval to market our products in the United States, our marketing activities will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products.  The FDA regulates post-approval promotional labeling and advertising to ensure that they conform with statutory and regulatory requirements.  In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs.  For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid.  In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government.  Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs.  Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payor.  If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers Squibb, IVAX Corporation, ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Andrx Corporation, Ranbaxy Laboratories, Ltd., Par Pharmaceutical, Inc. and Alpharma, Inc. all of which are developing oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

Bayer Corporation is currently marketing a once-daily ciprofloxacin product for the treatment of urinary tract infections. There may be other companies developing products competitive with Metformin GR and Proquin XR of which we are unaware.

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

Although we have established internal manufacturing facilities to manufacture supplies for our Phase I and Phase II clinical trials, we do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for Phase III clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the GR System may adversely affect our ability to deliver such products on a timely or competitive basis. Although Biovail has made arrangements for the third party manufacture of Metformin GR, there may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of other products using the GR System. The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 27, 2003 to consider and vote on the following proposals:  (i) election of directors until the next annual meeting of shareholders (Proposal 1); (ii) approval of the Company’s 2004 Equity Incentive Plan (Proposal 2); (iii) approval of the Company’s 2004 Employee Stock Purchase Plan (Proposal 3) and (iv) ratification of Ernst & Young LLP as the Company’s independent auditors (Proposal 4).

Proposal 1  Drs. John W. Fara, John W. Shell and Craig R. Smith and Messrs. G. Steven Burrill, Gerald T. Proehl, Peter D. Staple and Julian N. Stern were elected as directors of the Company to serve until the next annual meeting of the shareholders of Depomed.  Of the 28,268,172 shares voted at the annual meeting, 27,595,372 shares were voted for the election of Drs. Fara and Shell, with 672,800 shares voting against Drs. Fara and Shell; 28,139,972 shares were voted for the election of Dr. Smith and Messrs. Burrill and Proehl, with 128,200 shares voting against Dr. Smith and Messrs. Burrill and Proehl; 28,138,972 shares were voted for the election of Mr. Staple, with 128,200 shares voting against Mr. Staple; and 25,456,407 shares were voted for the election of Mr. Stern, with 2,811,865 voting against Mr. Stern.

Proposal 2  The shareholders of Depomed approved Proposal 2 with a vote of 19,442,244 for, 838,423 shares against, with 3,100 shares abstaining and 7,984,405 shares not voted.

Proposal 3  The shareholders of Depomed approved Proposal 3 with a vote of 20,081,041 for, 199,566 shares against, with 3,160 shares abstaining and 7,984,405 shares not voted.

Proposal 4  The shareholders of Depomed approved Proposal 4 with a vote of 28,264,322 for, 3,050 shares against, with 800 shares abstaining.

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

On May 4, 2004, we filed a Current Report on Form 8-K to report the amendment of our License and Development Agreement, dated as of May 28, 2002, with Biovail Laboratories Incorporated, a wholly-owned subsidiary of Biovail Corporation.

On May 11, 2004, we furnished the SEC with a Current Report under Item 12 of Form 8-K to report the issuance of a press release regarding final results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	DEPOMED, INC.

	By:	/s/ John F. Hamilton
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