Form 10-Q
period 2004-09-30
DEPOMED INC
filed 2004-11-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

YES  ☒                                                                   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes  ☒  No  ☐

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of October 29, 2004 was 34,643,263.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION
PAGE
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2004 and 2003, and for the period from inception (August 7, 1995) to September 30, 2004	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003, and for the period from inception (August 7, 1995) to September 30, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

PART I – FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,263,857	$20,044,698
Marketable securities	22,037,366	24,210,562
Accounts receivable	27,675	278,452
Prepaid and other current assets	455,735	692,191
Total current assets	23,784,633	45,225,903
Property and equipment, net	3,454,134	2,140,610
Other assets	326,136	326,136
	$27,564,903	$47,692,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,409,807	$2,024,221
Accrued compensation	742,961	809,509
Other accrued liabilities	621,669	468,981
Capital lease obligation, current portion	32,781	26,384
Long-term debt, current portion	128,992	289,555
Deferred revenue, current portion	75,000	—
Total current liabilities	3,011,210	3,618,650
Capital lease obligation, non-current portion	—	12,808
Long-term debt, non-current portion	—	73,012
Promissory note, non-current portion	10,053,372	9,412,025
Deferred revenue, non-current portion	512,500	—
Commitments
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock; 25,000 shares designated, 15,821 and 12,015 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 34,643,263 and 34,569,212 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	116,875,654	116,540,841
Deferred compensation	(704,902)	(863,872)
Deficit accumulated during the development stage	(114,125,034)	(93,110,988)
Accumulated other comprehensive loss	(72,897)	(4,827)
Total shareholders’ equity:	13,987,821	34,576,154
	$27,564,903	$47,692,649

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (August 7, 1995) to September 30, 2004
	2004	2003	2004	2003

Revenue:
Collaborative agreements	$51,594	$364,550	$171,319	$870,176	$4,964,332
Collaborative agreements with affiliates	—	—	—	—	5,101,019
Licensing agreements	12,500	—	12,500	—	12,500

Total revenue	64,094	364,550	183,819	870,176	10,077,851

Operating expenses:
Research and development	5,179,079	6,421,244	17,291,722	18,481,608	99,034,025
General and administrative	1,369,664	799,426	3,514,629	2,408,595	22,276,124
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	6,548,743	7,220,670	20,806,351	20,890,203	121,608,303

Loss from operations	(6,484,649)	(6,856,120)	(20,622,532)	(20,020,027)	(111,530,452)

Other income (expenses):
Equity in loss of joint venture	—	—	—	(5,359)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	—	—	18,000,000
Interest and other income	113,116	46,255	397,772	198,948	2,303,535
Interest expense	(232,474)	(226,683)	(690,286)	(680,477)	(2,982,055)

Total other income (expenses)	(119,358)	(180,428)	(292,514)	(486,888)	(2,495,582)

Loss before income taxes	(6,604,007)	(7,036,548)	(20,915,046)	(20,506,915)	(114,026,034)

Provision for income taxes	(99,000)	—	(99,000)	—	(99,000)

Net loss	$(6,703,007)	$(7,036,548)	$(21,014,046)	$(20,506,915)	$114,026,034)

Basic and diluted net loss per share	$(0.19)	$(0.27)	$(0.61)	$(0.93)

Shares used in computing basic and diluted net loss per share	34,640,596	25,768,100	34,618,381	22,005,257

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period From Inception (August 7, 1995) to September 30, 2004

	2004	2003
Operating Activities
Net loss	$(21,014,046)	$(20,506,915)	$(114,125,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	5,359	19,817,062
Depreciation and amortization	1,065,004	879,637	4,308,270
Accrued interest expense on notes	641,347	586,285	2,270,287
Amortization of deferred compensation	193,465	87,825	1,291,987
Stock-based compensation to consultants	70,615	22,263	340,423
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	250,777	(297,676)	(27,675)
Other current assets	236,456	231,804	(455,735)
Other assets	—	(240,583)	(326,294)
Accounts payable and other accrued liabilities	(461,726)	(3,832,467)	2,031,476
Accrued compensation	(66,548)	194,721	675,485
Other current liabilities	—	(305,166)	—
Deferred revenue	587,500	—	587,500
Net cash used in operating activities	(18,497,156)	(23,174,913)	(83,314,094)

Investing Activities
Investment in joint venture	—	(5,359)	(19,817,062)
Expenditures for property and equipment	(2,100,558)	(811,405)	(7,041,596)
Purchases of marketable securities	(21,557,673)	(18,123,683)	(86,834,840)
Maturities of marketable securities	23,403,597	14,391,401	64,397,191
Net cash used in investing activities	(254,634)	(4,549,046)	(49,296,307)

Financing Activities
Payments on capital lease obligations	(25,179)	(14,733)	(360,541)
Proceeds on equipment loan	—	—	1,947,006
Payments on equipment loan	(233,575)	(316,567)	(1,705,614)
Proceeds from issuance of promissory notes to related parties	—	—	8,846,703
Payments on notes	—	—	(1,000,000)
Payments on shareholder loans	—	—	(294,238)
Proceeds on issuance of preferred stock	—	—	12,015,000
Proceeds on issuance of common stock, net of issuance costs	229,703	19,503,953	114,425,942
Net cash (used in) provided by financing activities	(29,051)	19,172,653	133,874,258

Net increase (decrease) in cash and cash equivalents	(18,780,841)	(8,551,306)	1,263,857
Cash and cash equivalents at beginning of period	20,044,698	11,533,326	—
Cash and cash equivalents at end of period	$1,263,857	$2,982,020	$1,263,857

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year ending December 31, 2004 or future operating periods.

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

As of September 30, 2004, the Company had approximately $23,301,000 in cash, cash equivalents and marketable securities, working capital of $20,773,000 and accumulated net losses of $114,125,000.  In the course of its development activities, the Company expects such losses to continue for at least the next two years.  Management plans to continue to finance the operations with its existing capital resources, a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Principles of Consolidation

The consolidated financial statements for the quarter ended September 30, 2004, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, “Elan”), which became a wholly-owned subsidiary in the second quarter of 2004. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  In June 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000 and DDL became a wholly-owned subsidiary of the Company.  Intercompany accounts and transactions have been eliminated.

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

The following table illustrates the effect on reported income and earnings per share if the Company had applied the recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss—as reported	$(6,703,007)	$(7,036,548)	$(21,014,046)	$(20,506,915)
Add: Total stock-based employee compensation expense, included in the determination of net loss as reported, net of related tax effect	64,410	63,447	193,465	87,825
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(477,561)	(347,612)	(1,519,255)	(1,090,989)
Net loss—pro forma	$(7,116,158)	$(7,320,713)	$(22,339,836)	$(21,510,079)

Net loss per share—as reported	$(0.19)	$(0.27)	$(0.61)	$(0.93)
Net loss per share—pro forma	$(0.21)	$(0.28)	$(0.65)	$(0.98)

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

Revenue Recognition

Revenue relates primarily to research and development services rendered in connection with collaborative arrangement, and to a lesser extent, the achievements of milestones under such arrangement.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement.  The revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the client and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from license arrangements, including license fees creditable against future royalty obligations of the licensee, are recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance. The Company is in the process of evaluating the effect of adopting EITF 03-1.

In October 2004, the FASB announced that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced any material losses on its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  At September 30, 2004, the contractual period for all available-for-sale debt securities is within two years.  All marketable securities are classified as available-for-sale.  These securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders’ equity.

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of September 30, 2004 and 2003, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 17,804,007 and 13,446,794, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2004 and 2003 approximates net loss and includes unrealized gains and losses on marketable securities.

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

Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL as of July 1, 2003.  Since September 2003, the Company has recognized 100% of DDL’s operating results.  For the three and nine months ended September 30, 2004, the Company consolidated general and administrative expense of approximately zero and $6,000, respectively, related to DDL.  The Company expects to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.

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

LG Life Sciences, Ltd.

In August 2004, the Company entered into a license and distribution agreement granting LG Life Sciences, Ltd. an exclusive license to Metformin GR in the Republic of Korea.  The agreement provides for an upfront license fee, milestone fee upon approval in Korea and royalties on net sales of Metformin GR.  The $600,000 upfront license fee will be amortized over a period of eight years, which represents the estimated length of time that the Company is obligated to provide assistance in development and manufacturing.

6. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The note has a six-year term, is due in January 2006, and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s March 2002 and October 2003 financings, which together adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $8.31 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the execution of the loan facility, there was no beneficial conversion feature.  The funding term of the loan expired in November 2002.  As of September 30, 2004, a total of $10,053,000 was outstanding on the note, including $2,257,000 of accrued interest.

7. SHAREHOLDERS’ EQUITY

Warrant and Option Exercises

During the three months ended September 30, 2004, employees exercised 4,697 options for 4,697 shares of the Company’s common stock with net proceeds to the Company of $10,000.  During the nine months ended September 30, 2004, investors and employees exercised 47,473 warrants and 35,507 options for a total of 74,051 shares of the Company’s common stock with net proceeds to the Company of $231,000.

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A preferred stock to Elan to fund its 80.1% share of the initial capitalization of DDL.  In June 2004, Elan sold the Series A preferred stock to a third party and the Company subsequently issued 3,806 shares of Series A preferred stock as payment of accrued dividends to the third party.  The Series A preferred stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A preferred stock.  The Series A preferred stock is convertible into the Company’s common stock.  The original conversion price of the Series A preferred stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price has been adjusted to $9.51 per share.  The new holder of the Series A preferred stock has asserted that further adjustments to the conversion price should be made as a result of other financings concluded by the Company since January 2000.  The Company is currently in discussions with the third party to resolve this matter.  If the matter is resolved, the Company and the third party may agree on binding interpretations of certain terms of the Series A preferred stock, including terms related to the conversion price of the Series A preferred stock.  As the matter has not been resolved, the Company has not made any changes to amounts disclosed.

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

As of September 30, 2004, 1,745,501 shares of common stock were reserved for issuance upon conversion of the Series A preferred stock.  The aggregate liquidation preference of the Series A preferred stock, including accrued dividends, was $16,600,000 as of September 30, 2004.

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

ABOUT DEPOMED

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our collaborative partner has submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for one product we developed and we have submitted an NDA to the FDA for another proprietary product.  In addition, we have one product that has completed a Phase II clinical trial and one product that has completed a Phase I clinical trial which we intend to advance into a Phase II trial in the first quarter of 2005.  Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product containing two different drug compounds incorporated in the GR System in preclinical development. The principal patent on our GR System covers the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes nine issued patents and eleven patent applications pending in the United States.

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

Metformin GR™

In April 2004, our collaborative partner, Biovail Laboratories, submitted an NDA for our internally developed once-daily metformin product for Type II diabetes, Metformin GR.  The FDA accepted the application for review in June 2004.  The earliest that we expect to obtain FDA approval to market Metformin GR is in the first half of 2005, if at all.

In May 2002, we entered into an agreement with Biovail Laboratories granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval and royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million.  In April 2004, we and Biovail amended the Metformin GR licensing agreement.  Under the amended agreement, we will receive royalties on sales of Biovail’s 1000 mg metformin HC1 tablet in the United States and Canada in exchange for allowing Biovail to use our clinical data for Metformin GR, our 500 mg metformin HC1 tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.  The NDA filed by Biovail was for approval of both Metformin GR and Biovail’s 1000 mg metformin HCl tablet.

In August 2004, we entered into an agreement granting LG Life Sciences, Ltd., a biopharmaceutical company based in Seoul, Korea, an exclusive license to distribute Metformin GR in the Republic of Korea.  The agreement provides for a $600,000 upfront license fee, milestone fee upon approval in Korea and royalties on net sales of Metformin GR.

Proquin™ XR (Ciprofloxacin GR™ )

In July 2004, we submitted an NDA to the FDA for Proquin XR, our internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infections.  The FDA accepted the application for review in September 2004.  The earliest that we expect to obtain FDA approval to market Proquin XR is in the second half of 2005, if at all.   We are seeking potential marketing or co-marketing partners for Proquin XR.

Gabapentin GR™

We have developed Gabapentin GR, an extended release gabapentin product.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®.  A Phase I clinical trial on Gabapentin GR was completed in the first quarter of 2002.  We expect to initiate a Phase II clinical trial for Gabapentin GR in the first quarter of 2005 for an indication to be determined.

Furosemide GR™

In September 2004, we completed a Phase II clinical trial for Furosemide GR.  Furosemide is a widely prescribed diuretic marketed as an immediate release formulation and sold by Aventis as Lasix®, as well as by several other pharmaceutical companies as a generic.  The results of the Phase II trial in moderate to severe congestive heart failure patients met the primary endpoint, which indicated that patients in the Furosemide GR treatment group experienced comparable excretion of urine and electrolytes to that of the furosemide immediate release treatment group.  However, we are extending the Phase II clinical trial with some of the patients to evaluate the extent to which an improvement in the frequency and urgency of diuresis can be achieved with Furosemide GR in congestive heart failure patients.

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

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. We intend to continue investing in the further development of our drug delivery technologies and the GR System. We will need to make additional capital investments in laboratories and related facilities. As additional personnel are hired in 2004 and our potential products proceed through the development process, we expect that expenses may increase from their 2003 levels.

We have generated a cumulative net loss of approximately $114,125,000 for the period from inception through September 30, 2004.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

Revenue for the three and nine months ended September 30, 2004 was $64,000 and $184,000, respectively compared to $365,000 and $870,000 in the same periods of 2003, respectively.  In 2004, revenue from collaborative agreements decreased due to a reduction in product development services performed for ActivBiotics and an undisclosed collaborative partner.  We do not expect to perform any further product development for these collaborative partners.  Revenue in the three and nine-month periods of 2004 included $13,000 of amortized license fees from a license and distribution agreement signed in August 2004 with LG Life Sciences.  Pursuant to our agreement with LG Life Sciences, we expect to recognize additional license fees of approximately $19,000 per quarter until 2010.

Research and Development Expense

Research and development expense decreased slightly to $5,179,000 and $17,292,000 for the three and nine months ended September 30, 2004, from $6,421,000 and $18,482,000 for the same periods of 2003.  In the three-month periods ending September 30, 2004 and 2003, the net decrease of $1,242,000 was primarily due to a decrease of $2,154,000 in external research and development expenses, including activities to complete clinical trials for Metformin GR and Proquin XR in the fourth quarter of 2003, which were partially offset by $440,000 in expense related to the hiring of additional personnel to support the FDA filings for Metformin GR and Proquin XR and $134,000 related to legal expense for regulatory efforts.  In the nine months ended September 30, 2004 and 2003, the net decrease of $1,190,000 was due to a decrease of $4,348,000 in expense related to external research and development services, including clinical trial expense as noted above, which was partially offset by $1,649,000 in expense related to hiring, $394,000 related to legal regulatory expenses; and $378,000 for internal laboratory expense related to the analytical testing of Phase III clinical trial materials.  Since our Phase III clinical trials and NDA filings for Metformin GR and Proquin XR have been completed, we believe that our research and development expenses will remain relatively flat in the fourth quarter of 2004.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, utilities, administrative expenses and an allocation of corporate costs.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures until actual product launch.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  We believe that our remaining expenses for Metformin GR and Proquin XR will be limited to regulatory support of the NDA filings and periodic analytical testing activities, which are not expected to exceed $2 million, in the aggregate, through September 2005.

General and Administrative Expense

General and administrative expense for the third quarter of 2004 and 2003 was $1,370,000 and $799,000, respectively.   General and administrative expense for the nine months ended September 30, 2004 was $3,515,000 compared to $2,409,000 in the same period of 2003.  In the three-month periods ended September 30, the increase of $570,000 was due to $487,000 in legal and accounting expense resulting from increased costs related to compliance with the Sarbanes-Oxley Act of 2002 and also from increased legal services related to business development and financing activities and $94,000 in increased salaries and the hiring of additional employees, including our director of corporate communications.  In the nine-month periods ended September 30, 2004 and 2003, the increase was primarily due to $623,000 for legal and accounting expense; $331,000 for increased salaries and the hiring of additional employees and $157,000 in consulting expenses, related to increased costs due to compliance with the Sarbanes-Oxley Act of 2002 and also from additional investor relations activities.  We expect that general and administrative expense will increase moderately over the near term.

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

For the three and nine months ended September 30, 2004, we consolidated zero and approximately $6,000, of DDL expenses, respectively, included in general and administrative expenses in the consolidated statement of operations.  We expect to consolidate general and administrative expense of approximately $10,000 annually until DDL is dissolved.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000.  The funding term of the loan expired in September 2002.  (See the Contractual Obligations section below).

Interest Income and Expense

Interest expense was approximately $232,000 and $227,000 for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, interest expense increased year over year to $690,000 from $680,000.  The net increases of $6,000 and $10,000 in interest expense for the respective periods were due to increased interest accrued on the Elan convertible loan facility, which was offset by decreases in interest expense on our other loan and lease obligations as they neared the end of their terms.  Interest on the Elan loan facility increased due to compounding of interest on the loan balance.  Interest income was approximately $113,000 for the three months ended September 30, 2004 compared to $46,000 in the same period of 2003.  For the nine months ended September 30, 2004 and 2003, interest income increased to $398,000 from $199,000.  The increases, year over year, were due to higher investment balances in 2004 as a result of our public offering in the fourth quarter of 2003.  Interest income also included immaterial gains realized on some of our marketable securities.

Provision for Income Taxes

Income tax expense for the third quarter of 2004 was $99,000 and none in prior periods.  The tax was paid to the Republic of Korea on a license fee we received from LG Life Sciences, Ltd., a Korean company.  All revenue received from LG Life Sciences will require income tax payment to the Republic of Korea.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2004 was approximately $18,497,000, compared to approximately $23,175,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the cash used in operations was due primarily to the net loss adjusted for depreciation, and increases in deferred revenue due to a licensing agreement signed in August 2004.  In 2003, the cash used in operations was due to the net loss and decreases in accounts payable due to the timing of payments for our Metformin GR and Proquin XR trials during the third quarter of 2003.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2004 totaled approximately $255,000 and consisted of a $1,846,000 net decrease in marketable securities and $2,101,000 in purchases of leasehold improvements, lab equipment and office equipment.  Net cash used in investing activities in the nine months ended September 30, 2003 totaled approximately $4,549,000 and consisted primarily of a $3,732,000 net increase in marketable securities and $811,000 in purchases of laboratory equipment and office equipment.  We expect that future capital expenditures will include an additional $500,000 for leasehold improvements to our facilities, including the additional space we leased in May 2003.  We also expect we will purchase additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2004 was approximately $29,000 compared to $19,173,000 in cash provided by financing activities for the same period of 2003.  In 2004, the amount consisted of $230,000 of net proceeds from exercises of warrants and stock options, which were offset by $259,000 of payments on our equipment loans and capital lease obligations.  In 2003, the amount included $18,695,000 of net proceeds from our April 2003 private placement of 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock and $843,000 from the exercise of warrants and options during the third quarter of 2003, which were partially offset by $34,000 of costs related to a previous private placement and $331,000 in payments on equipment loans and lease obligations.

Contractual Obligations

As of September 30, 2004, there was $10,053,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $2,257,000 at September 30, 2004.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

As of September 30, 2004, our aggregate contractual obligations for the next four years are as shown in the following table.  We have no contractual obligations with maturities greater than four years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 4 years
Operating leases	$3,584,736	$1,033,286	$1,967,023	$584,427
Capital leases	34,529	34,529	—	—
Long-term debt	154,978	154,978	—	—
Elan convertible loan and accrued interest	11,283,300	—	11,283,300	—
	$15,057,543	$1,222,793	$13,250,323	$584,427

Financial Condition

As of September 30, 2004, we had approximately $23,301,000 in cash, cash equivalents and marketable securities, working capital of $20,773,000, and accumulated net losses of $114,125,000.  We expect to continue to incur operating losses for at least the next two years.  We anticipate that our existing capital resources, exclusive of potential payments from licensing partners, will permit us to meet our capital and operational requirements through at least September 2005.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2004, we had total revenues of $184,000 and for the years ended December 31, 2001, 2002 and 2003, we had total revenues of $3.7 million in 2001, $1.7 million in 2002 and $1.0 million in 2003. For the nine months ended September 30, 2004, we incurred losses of $21.0 million and for the years ended December 31, 2001, 2002 and 2003, we incurred losses of $17.6 million in 2001, $13.5 million in 2002 and $30.0 million in 2003. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.  These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

•  changes in government funding;

•  third-party reimbursement policies; and

•  the status of our compliance with the provision of the Sarbanes-Oxley Act of 2002.

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

In July 2004, we filed an NDA to the FDA for our internally developed once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infection, called Proquin XR.  The FDA accepted the NDA for review in September 2004.  The earliest that we expect to be able to obtain FDA approval to market Proquin XR is in the second half of 2005, if at all.

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

We are involved in a dispute with the holder of our Series A Preferred Stock.  The outcome of the dispute is uncertain.

The conversion price of our Series A preferred stock was originally $12.00 when it was issued in January 2000.  However, as a result of our March 2002 and October 2003 financings, the conversion price has been adjusted to $9.51 per share.  The current holder of the Series A preferred stock has asserted that further adjustments to the conversion price should be made as a result of other financings we concluded since January 2000.  We are currently in discussions with the third party to resolve this matter.  If the matter is resolved, we and the third party may agree on binding interpretations of certain terms of the Series A preferred stock related to the conversion price of the Series A preferred stock.  If the matter is not resolved in the near term, we may be required to engage in litigation with the third party in order to resolve the dispute.  The outcome of any such litigation would be uncertain.  In addition, any such litigation would be time-consuming and expensive and would distract management’s attention from the operation of our business.

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

If we are unable to timely satisfy new regulatory requirements relating to internal controls, our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting.  Beginning the end of this fiscal year, we must perform an annual evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation.  We have been working on our evaluation pursuant to an internal plan of action that calls for completion before the end of our fiscal year, but it is difficult for us to predict how long it will actually take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found.  If we fail to complete the evaluation on time, or if our external auditors cannot attest to our evaluation, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

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

Date: November 9, 2004	DEPOMED, INC.

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