Form 10-K
period 2004-12-31
DEPOMED INC
filed 2005-03-16
CIK 1005201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended: December 31, 2004

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

Title of Each Class
Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $124,052,000

The number of outstanding shares of the registrant’s Common Stock on March 4, 2005 was 39,727,190.

Documents Incorporated by Reference

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2005 and to be used in connection with the Annual Meeting of Shareholders expected to be held on or about May 26, 2005 are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2004 FORM 10-K REPORT

TABLE OF CONTENTS

PART I

Item 1.	BUSINESS
Item 2.	PROPERTIES
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES
Item 6.	SELECTED FINANCIAL DATA
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A.	CONTROLS AND PROCEDURES
Item 9B.	OTHER INFORMATION

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.	EXECUTIVE COMPENSATION
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.	EXHIBITS AND REPORTS ON FORM 8-K

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

•  regulatory approval of Glumetza™ (Metformin GR™) and Proquin™ (Ciprofloxacin GR™)

•  results and timing of our clinical trials, including the results of the Furosemide GR™ and Gabapentin GR™ trials and publication of those results;

•  our ability to raise additional capital;

•  our ability to obtain a marketing partner for Proquin or our other product candidates; and

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

PART I

Item 1.       Business

Company Overview

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our collaborative partner has received an approvable letter in response to a New Drug Application (NDA) submitted to the Food and Drug Administration (FDA) for one product we developed and we have submitted an NDA to the FDA for another proprietary product.  In addition, we have two products in Phase II clinical trials.  Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product containing two different drug compounds incorporated in the GR System in preclinical development. The principal patent on our GR System covers the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes nine issued patents and twelve patent applications pending in the United States.

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

Glumetza™ (Metformin GR™ )

In April 2004, our collaborative partner, Biovail Laboratories, submitted an NDA for our internally developed once-daily metformin product for Type II diabetes, Metformin GR, also known as the 500mg strength version of Glumetza.  The FDA accepted the application for review in June 2004.  In February 2005, Biovail received an approvable letter from the FDA requiring certain additional steps be taken prior to approval of the drug.  The earliest that we expect to obtain FDA approval to market Metformin GR is in the second quarter of 2005, if at all.

In May 2002, we entered into an agreement with Biovail Laboratories granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval and royalties on net sales of Metformin GR. Biovail has an option to reduce certain royalties for a one-time payment to us of $35.0 million.  In April 2004, we and Biovail amended the Metformin GR licensing agreement.  Under the amended agreement, we will receive royalties on sales of Biovail’s 1000 mg metformin HC1 tablet in the United States and Canada in exchange for allowing Biovail to use our clinical data for Metformin GR, our 500 mg metformin HC1 tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.  The NDA filed by Biovail was for approval of both Metformin GR and Biovail’s 1000 mg metformin HCl tablet under the brand name of Glumetza™.

In August 2004, we entered into an agreement granting LG Life Sciences, Ltd., a biopharmaceutical company based in Seoul, Korea, an exclusive license to distribute Glumetza (500mg) in the Republic of Korea.  The agreement provides for a $600,000 upfront license fee, $700,000 milestone fee upon approval in Korea and royalties on net sales of Glumetza (500mg).

Proquin™ (Ciprofloxacin GR™ )

In July 2004, we submitted an NDA to the FDA for Proquin, our internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infections.  The FDA accepted the application for review in September 2004.  The earliest that we expect to obtain FDA approval to market Proquin is in the second quarter of 2005, if at all.   We are seeking potential marketing or co-marketing partners for Proquin.

Gabapentin GR™

We have developed Gabapentin GR, an extended release gabapentin product.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®.  A Phase I clinical trial on Gabapentin GR was completed in the first quarter of 2002.  We initiated a Phase II clinical trial for Gabapentin GR in the first quarter of 2005 for post-herpetic neuralgia.

Furosemide GR™

In September 2004, we completed a Phase II clinical trial for Furosemide GR.  Furosemide is a widely prescribed diuretic marketed as an immediate release formulation and sold by Aventis as Lasix®, as well as by several other pharmaceutical companies as a generic.  The results of the Phase II trial in moderate to severe congestive heart failure patients met the primary endpoints, which indicated that patients in the Furosemide GR treatment group experienced excretion of urine and electrolytes comparable to that of the furosemide immediate release treatment group.  However, we are extending the Phase II clinical trial with some of the patients to evaluate the extent to which an improvement in the frequency and urgency of diuresis can be achieved with Furosemide GR in congestive heart failure patients.

Other Research and Development Activities

We are developing other product candidates expected to benefit from incorporation into our drug delivery system. For example, we are collaborating with AVI BioPharma, Inc. on a project for the delivery of large molecules, such as antisense compounds, from the GR System. We have also completed preclinical studies of a combination product comprising our Glumetza (500mg) once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes. Under our agreement with Biovail, Biovail has an exclusive option to license this product from us. We expect that a Phase I clinical trial for this product will commence only if we enter into a development and licensing agreement with Biovail or another third party.

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

In January 2000, we and Elan Corporation, plc formed Depomed Development Ltd. (DDL), a Bermuda limited liability company and joint venture, to develop products using drug delivery technologies of both Elan and Depomed, Inc.   DDL was owned 80.1% by Depomed and 19.9% by Elan.  In August 2002, DDL discontinued all product development activity.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL, which included the termination of Elan’s participation in the management of DDL.  In June 2004, we acquired Elan’s 19.9% interest in DDL for $50,000.

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

•  Rational Drug Combinations.   We believe that the GR System may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By appropriately incorporating different drugs into a GR System we believe that we can provide for the release of each incorporated drug continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs. We believe that future rational drug combination products using the GR System have the potential to simplify drug administration, increase patient compliance, and reduce medical costs. Our Glumetza/sulfonylurea product, currently in development, is an example of such a combination.

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

Product Development Initiatives

In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product. The following table summarizes our principal product development initiatives as of March 2005:

Program	Partner	Potential Indications	Development Status (1)
Glumetza (500mg)	Biovail	Type II diabetes	Approvable letter issued by the FDA
Proquin	In-house	Various bacterial infections	NDA under review by the FDA
Furosemide GR	In-house	Cardiovascular/ antihypertensive diuretic	Extension of Phase II clinical trial underway
Gabapentin GR	In-house	Post-herpetic neuralgia	Phase II clinical trial initiated 1Q-05
Glumetza (500mg) and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential (2)	Preclinical studies underway

(1)    See the section below entitled “Government Regulation” for additional information regarding the phases of drug development.

(2)    The potential indication may not be disclosed pursuant to the terms of the agreement between Depomed and AVI BioPharma, Inc. See “Collaborative Relationships.”

Our estimated research and development expenditures for 2004, 2003 and 2002 are discussed in detail below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Collaborative Relationships

Biovail Laboratories Incorporated.   In May 2002, we entered into an agreement granting Biovail an exclusive license in the United States and Canada to manufacture and market Metformin GR. Under the terms of the agreement, we are responsible for funding and completing the clinical development program and some related regulatory activities in support of Metformin GR. The agreement provides for a $25.0 million milestone payment to us upon FDA approval of the product and further provides for royalties on net sales of Metformin GR. Biovail has an option to reduce certain of the royalties for a one-time payment to us of $35.0 million.  In April 2004, we and Biovail amended the Metformin GR licensing agreement.  Under the amended agreement, we will receive royalties on sales of Biovail’s 1000 mg metformin HC1 tablet in the United States and Canada in exchange for allowing Biovail to use our clinical data for Metformin GR, our 500 mg metformin HC1 tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.  The NDA filed by Biovail was for approval of both Metformin GR and Biovail’s 1000 mg metformin HCl tablet under the brand name of Glumetza.  In February 2005, Biovail received an approvable letter from the FDA requiring certain additional steps be taken prior to approval of the drug.  The earliest that we expect to obtain FDA approval to market Glumetza is in the second quarter of 2005, if at all.

LG Life Sciences, Ltd.   In August 2004, we entered into a license and distribution agreement granting LG Life Sciences an exclusive license to Glumetza (500mg) in the Republic of Korea.  The agreement provides for a $600,000 upfront license fee, $700,000 milestone fee upon approval in Korea and royalties on net sales of Glumetza (500mg).  The upfront license fee will be amortized over a period of eight years, which represents the estimated length of time that we are obligated to provide assistance in development and manufacturing.  For the year ended December 31, 2004, we recognized $31,000 or 15% of our total revenue for the year.

ActivBiotics, Inc.   In October 2002, we signed an agreement with ActivBiotics, Inc. to conduct feasibility studies to develop an extended-release oral tablet to deliver ActivBiotics’ broad spectrum antibiotic, Rifalazil, to the stomach and upper gastrointestinal tract.  In January 2004, we completed the preclinical feasibility studies with a GR formulation of Rifalazil. In June 2004, we gave notice of termination of our agreement with ActivBiotics. For the years ended December 31, 2004, 2003 and 2002 revenues received for work performed for ActivBiotics were $28,000, $476,000 and $230,000, respectively or 14%, 48% and 14% of our total revenues, respectively.

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

Other Collaborative Partner.   In June 2003, we signed an agreement with an undisclosed collaborative partner to conduct feasibility studies for the partner. We recognized revenue of approximately $144,000 and $408,000, or 71% and 42%, of our revenues in 2004 and 2003, respectively, which approximated the costs recognized under the agreement. We do not expect to perform additional product development services under this agreement.

Competition

Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers Squibb, IVAX Corporation, ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., Kos Pharmaceuticals, Inc., XenoPort, Inc., Intec Pharma and Alpharma, Inc., all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Glumetza will compete. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza. IVAX Corporation, Par Pharmaceutical, Inc. and Alpharma, Inc. have received FDA approval for and are selling a controlled-release metformin product.  Flamel Technologies has a controlled-release metformin product in clinical trials.

Bayer Corporation is currently marketing a once-daily ciprofloxacin product for the treatment of urinary tract infections. There may be other companies developing products competitive with Glumetza and Proquin of which we are unaware.

To our knowledge, we are the only company currently developing a sustained release formulation of gabapentin for the United States market.

The competitive situation with respect to Gabapentin GR is complex and uncertain given the current regulatory and intellectual property status of gabapentin, which is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic United States patents relating to Neurontin have expired, and at least seven companies are seeking or have received FDA approval for immediate release formulations of the drug. However, Pfizer has initiated several lawsuits against companies seeking to market formulations of gabapentin that compete with Neurontin, claiming that these formulations of gabapentin infringe Pfizer’s patents. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which will be marketed as an improved version of Neurontin. It received FDA approval in December 2004.

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

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued United States patents and twelve United States patent applications are pending. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products.

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

Manufacturing, Marketing and Sales

Although we have established internal manufacturing facilities to manufacture supplies for our Phase I and Phase II clinical trials, we do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for Phase III clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the GR System may adversely affect our ability to deliver such products on a timely or competitive basis. Although Biovail has made arrangements for the third party manufacture of Glumetza, there may not be sufficient manufacturing capacity available to us when, if ever, we are ready to seek commercial sales of other products using the GR System. The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our revenue will suffer.

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

In 2004, we announced our determination to evolve from a solely product development focused company to an integrated organization with sales and marketing of our own products.  While preliminary staffing for these activities will begin in 2005, we anticipate this process will continue over the next several years.

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

Employees

As of December 31, 2004, we had 86 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

Item 2.       Properties

In February 2000, we entered into a five-year non-cancelable lease of approximately 21,000 square feet of laboratory and office facilities in Menlo Park, California. In May 2003, we renegotiated certain terms of our lease agreement including the lease term, which will now expire in April 2008 with an option to extend the lease for an additional five years. We also entered into a non-cancelable lease agreement to lease a 25,000 square foot facility adjacent to our existing facility in Menlo Park. This agreement also expires in April 2008 with an option to extend the lease for an additional five years. We expect that these facilities will accommodate our growth for the next one to two years.

Item 3.       Legal Proceedings

We are not a party to any material legal proceeding.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Executive and Other Officers

Our executive and other officers of the company and their ages as of December 31, 2004 are as follows:

Name	Age	Position
Executive Officers
John W. Fara, Ph.D.	62	Chairman, President and Chief Executive Officer
Bret Berner, Ph.D.	52	Vice President, Product Development
John F. Hamilton	60	Vice President, Finance and Chief Financial Officer
John N. Shell	51	Vice President, Operations
Other Officers
Daniel M. Dye	57	Vice President, Quality Systems
Thadd M. Vargas	39	Vice President, Business Development

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the Nasdaq SmallCap Market under the symbol “DPMD” on December 1, 1997. On November 9, 1998, our common stock ceased trading on the Nasdaq SmallCap Market and began trading on the American Stock Exchange (AMEX) under the symbol “DMI”. On December 17, 2003 our common stock ceased trading on the AMEX and began trading on the Nasdaq National Market (Nasdaq) under the symbol “DEPO”. The following table sets forth the high and low closing prices of our common stock as reported by the Nasdaq from December 17, 2003 to December 31, 2004 and as reported by the AMEX from January 1, 2003 to December 16, 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$7.83	$6.25	$3.05	$2.00
Second Quarter	$8.87	$4.94	$5.15	$2.01
Third Quarter	$5.43	$3.87	$7.88	$4.83
Fourth Quarter	$5.60	$3.96	$7.60	$5.65

As of March 11, 2005, the number of holders of record of our common stock was 75. We believe that there are approximately 3,000 beneficial holders of our common stock.

We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Further, our equipment financing credit facility precludes us from declaring or paying dividends on our common stock.

Information required by this item regarding our equity compensation plans is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of shareholders.

Item 6.       Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001 (Restated)	2000 (1) (Restated)
Results of Operations
Revenue	$202,569	$981,990	$1,661,186	$3,673,326	$1,776,218
Operating expenses	26,537,341	30,380,445	30,088,624	17,994,753	9,514,415
Loss from operations	(26,334,772)	(29,398,455)	(28,427,438)	(14,321,427)	(7,738,197)
Equity in loss of joint venture (restated)(1)	—	(5,359)	(2,435,667)	(3,173,409)	(14,202,627
Gain from Bristol-Myers Squibb legal settlement	—	—	18,000,000	—	—
Net loss before income taxes	(26,774,637)	(30,015,098)	(13,494,565)	(17,600,039)	(21,717,870)
Provision for income taxes	(99,000)	—	—	—	—
Net loss (restated)(1)(2)	$(26,873,637)	(30,015,098)	(13,494,565)	(17,600,039)	(21,717,870)
Basic and diluted net loss per share (restated)(1)(2)(3)	$(0.78)	$(1.23)	$(0.92)	$(1.72)	$(2.96)
Shares used in computing basic and diluted net loss per share	34,628,825	24,458,259	14,642,745	10,220,223	7,329,876

	December 31,
	2004	2003	2002	2001 (Restated)	2000 (1) (Restated)
Balance Sheet Data
Cash, cash equivalents and securities available-for-sale	$18,104,839	$44,255,260	$20,217,973	$5,150,088	$6,498,879
Total assets	22,868,583	47,692,649	23,179,277	8,746,846	8,732,538
Long-term obligations, less current portion	10,280,591	9,497,845	9,003,937	5,566,686	1,769,009
Series A preferred stock, (restated) (4)	12,015,000	12,015,000	12,015,000	12,015,000	12,015,000
Accumulated deficit	(119,984,625)	(93,110,988)	(63,095,890)	(49,601,325)	(32,001,286)
Shareholders’ equity (net capital deficiency)	8,403,298	34,576,154	(6,413,866)	(13,492,201)	(7,428,835)

(1)    Equity in net loss of joint venture has been restated to record $12,015,000, originally expensed in the year ended December 1999 to the year ended December 31, 2000.  The amounts represented Depomed’s share of DDL’s loss for the acquisition of a license to certain in-process technology.  Upon further analysis, management was no longer able to assert that all the rights and privileges were received by DDL prior to December 31, 1999.  Therefore, such amounts were amended to reflect the associated licenses expenses in the year ended December 31, 2000.

(2)    Net loss and net loss per share decreased in 2002 due to an $18.0 million payment we received in December 2002 from Bristol-Myers Squibb related to the settlement of the patent infringement lawsuit we filed against Bristol-Myers Squibb in January 2002. See Note 8 of the Notes to Consolidated Financial Statements.

(3)    The net loss per common share for 2001 and 2000 has been restated to eliminate the 7% dividend previously accrued on the Series A Preferred Stock.  As the dividends are only convertible into our common stock, the amounts previously recorded as dividend represented adjustments to the conversion price of the Series A Preferred Stock.  See Note 7 of the Notes to Consolidated Financial Statements, Series A Preferred Stock.

(4)    Shareholders’ equity for 2001 and 2000 has been restated to classify the Series A Preferred Stock outside of permanent equity. In September 2003, the joint venture agreements were amended and the exchange right associated with the Series A Preferred Stock was terminated and the Series A Preferred Stock was reclassified to permanent shareholders’ equity. See Note 7 of the Notes to Consolidated Financial Statements, Series A Preferred Stock.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2004, we made substantial progress towards commercialization of our first products. Because of our development and regulatory activities during the year, we are now poised for FDA approvals of our two lead products:  Glumetza, our extended release metformin formulation for treatment of Type II diabetes and Proquin, our extended release formulation of the antibiotic ciprofloxacin.  In addition over the course of 2004, we advanced other products in our pipeline.

Highlights for the year include:

•  Positive Phase III Proquin results

•  Submission of New Drug Application and New Drug Submission seeking approval of Glumetza (500mg) in the US and Canada;

•  Submission of New Drug Application seeking approval of Proquin in the US;

•  Establishment of collaboration with LG Life Sciences to develop and market Glumetza (500mg) in Korea; and

•  Reported preliminary Phase II results for Furosemide GR.

Recent developments in 2005 include:

•  Sold 5,036,000 shares of our common stock in a registered direct public offering for $4.50 per share with net proceeds of approximately $21,075,000; and

•  Received Approvable Letter from the FDA for Glumetza.

In 2004, we reported a net loss of $26.9 million or $0.78 per share, compared to a net loss of $30.0 million or $1.23 per share for the year ended December 31, 2003.  Cash and investment balances at December 31, 2004 were $18.1 million.

Revenues for the year ended December 31, 2004 totaled approximately $203,000 compared with $982,000 for the year ended December 31, 2003. Revenues from collaborative agreements decrease to $171,000 in 2004 from $982,000 in 2003 as a result of decreased development services provided for two collaborative partners. Revenue from licensing agreements increased to $31,000 due to an agreement signed in August 2004 with LG Life Sciences to market Glumetza (500mg) in the Republic of Korea.

Research and development expenses for the year ended December 31, 2004 were $21.4 million compared to $26.4 million for the year ended December 31, 2003. The decrease was primarily due to decreased external expenses such as clinical and manufacturing expenses for our Glumetza (500mg) and Proquin.

We have four products in clinical testing or submitted to the FDA for approval. The current status of each is described in Part I, Item 1.

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

Revenue Recognition

Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred for each contract. We are required to perform research activities as specified in each respective agreement on a best efforts basis, and we are reimbursed based on the costs associated with supplies, other outsourced activities and the hours worked by employees on each specific contract. Our business strategy includes performing additional development work for our partners, which we expect will include milestone payments and license fees. We will recognize nonrefundable milestone payments pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement. License fees are recognized over the period of continuing involvement of a specific contract or, if no continuing involvement exists, such license fees are recognized upon receipt.  Management has made assumptions relating to the period of continuing involvement, which are subject to change.  Changes in these estimates and assumptions could affect the amount of revenues from licenses recorded in any given period.

Accrued Liabilities

We record accrued liabilities for certain contract research activities, including clinical trials, preclinical studies and other external development activities. Some of the accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. If possible, we obtain information regarding the unbilled services directly from the service provider. However, we may be required to estimate these services based on information available to our product development staff. If we underestimate the research activity associated with a study at a given point in time, it would result in understated research and development expense in the period presented and overstated research and development expense in subsequent periods.

Stock-Based Compensation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees.  While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded.  We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options.  However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility.  Because our stock options have characteristics significantly different from those of traded options and changes to the subjective impute assumptions can materially affect the fair value estimate, in management’s opinion, the existing models to not provide a reliable single measure of the fair value of our employee stock options.  We are currently evaluating our option valuation methodologies and assumptions in lights of evolving accounting standards related to employee stock options.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), which requires a variable interest entity (VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated only by companies owning a majority voting interest in the VIE.

We adopted FIN 46 on July 1, 2003, and consolidated DDL, as of that date, as we determined that DDL was a VIE, as defined by FIN 46, and that we determined that we absorbed a majority of its expected losses. Accordingly, we were required to consolidate the assets and liabilities of DDL on July 1, 2003.  The adoption of FIN46 did not have a material impact on our financial position or results of operations. Also, as we had been responsible for 80% of DDL’s losses under the terms of our agreements with Elan, we had been recognizing 80% of DDL’s losses under the equity method of accounting prior to July 1, 2003. Since the inception of DDL through June 30, 2003, we had recognized approximately $19.8 million, or 80% of DDL’s expenses. Upon the adoption of FIN 46, we calculated what the impact would have been on our operations had we consolidated 100% of DDL’s expenses and recorded an offsetting “noncontrolling interest” equal to 20% of DDL’s expenses (the amounts funded by Elan under the arrangement) for the period from DDL’s inception through June 30, 2003, or $19.8 million, and determined that there was no cumulative catch-up charge to record upon the adoption of FIN 46.

Our results of operations include 100% of the operating results of DDL for the six months ended December 31, 2003. The noncontrolling interest for the period was not material, and it has been included as an offset to general and administrative expenses in the consolidated statement of operations. As DDL does not have any revenue, its accounts are reflected entirely in our consolidated operating expenses.  In September 2003, we modified our agreements with Elan that govern the terms of the joint venture and as a result of such modifications, we became responsible for 100% of the funding requirements of DDL. Accordingly, we did not allocate any portion of DDL’s results of operations to the noncontrolling interest.  In June 2004, DDL became our wholly owned subsidiary when we acquired Elan’s 19.9% interest in DDL.

RESULTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

Revenues

Revenues for the years ended December 31, 2004, 2003 and 2002 were approximately $203,000, $982,000 and $1,661,000, respectively. In 2004, revenues consisted of $171,000 recognized under a collaboration with ActivBiotics and another collaborative partner.  We completed product development services for both partners and we do not expect to perform additional product development services for these partners under the respective agreements.  Other revenues in 2004 included $31,000 recorded under a licensing agreement signed with LG Life Sciences in August 2004.  In 2003, revenues consisted of $476,000 recognized under our collaboration with ActivBiotics and $506,000 from small collaborations with undisclosed partners.  In 2002, revenues consisted of $1,221,000 earned for development work performed for DDL and $441,000 recognized under the ActivBiotics collaboration and several small collaborations with undisclosed partners.

Research and Development Expense

Research and development expense for the year ended December 31, 2004 was approximately $21,359,000, compared to approximately $26,416,000 and $24,200,000 during the years ended December 31, 2003 and 2002, respectively. The decrease of $5,058,000 in 2004 was primarily due to a decrease of $8,408,000 in external research and development expenses, including activities to complete clinical trials and reports for Glumetza and Proquin in the fourth quarter of 2003, which were partially offset by $1,839,000 in expense related to the hiring of additional personnel to support the FDA filings and analytical testing of our product candidates.  The increase of $2,216,000 in 2003 was due primarily to $1,676,000 of expense related to the hiring of additional personnel to support the FDA filings and analytical testing for Glumetza and Proquin. Other increases were $405,000 in internal research and development as a result of our internal manufacturing and testing of clinical materials for our Phase I and II clinical trials. Rent expense also increased $219,000 due to the additional space we leased in May 2003. These increases were partially offset by decreased expense of $499,000 for external research and development expense, including manufacturing expense due to the completion in 2002 of manufacturing of clinical trial supplies or drugs for our Glumetza and Proquin Phase III trials. We believe that our research and development expenses will remain relatively flat or increase moderately during 2005, compared to 2004, as we advance our other product candidates into later stage clinical development.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and in development as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore results, generally, in increasing expenditures. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

Our largest cumulative research and development expense over the last three years has been related to the development of Glumetza and Proquin. In 2004, 2003 and 2002, Glumetza, accounted for approximately 10%, 35% and 40%, respectively, of our total research and development costs for that year. In 2004, 2003 and 2002, Proquin accounted for 50%, 45% and 15%, respectively, of our research and development cost for that year. In 2004, Gabapentin GR accounted for approximately 25% of our research and development expense.

Since Glumetza has been licensed to Biovail and submitted to the FDA for approval, we can be reasonably certain of our remaining development and regulatory responsibilities and the associated expenses. Therefore, we are able to estimate that, as of December 2004, the costs to complete our activities related to Glumetza will not exceed $500,000, including costs for regulatory management, analytical testing and support.  Based on the uncertainty of future events related to Proquin, such costs cannot be predicted at this time.

We have incurred research and development expenses of approximately $0.9 million in 2002 and none in 2003 and 2004, related to conducting research and development activities on behalf of our former joint venture, DDL. As of August 2002, DDL has terminated all product development activities and DDL will not perform any future product development. In June 2004, we acquired our partner’s 19.9% interest in DDL.  We will not incur any additional associated expenses and no additional associated revenues will be earned related to research services performed on behalf of DDL.

Our research and development activities can be divided into preclinical stage programs, which include analytical testing, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following:

	2004	2003	2002
Preclinical programs	$666,000	$2,356,000	$2,109,000
Later stage programs	20,693,000	24,060,000	22,091,000
	$21,359,000	$26,416,000	$24,200,000

Our research and development activities can be divided into those related to our internal projects and those related to collaboration arrangements. The costs related to internal projects versus collaboration arrangements approximate the following:

	2004	2003	2002
Internal projects	$19,339,000	$15,922,000	$8,807,000
Collaborative arrangements funded by partners	153,000	1,020,000	713,000
Collaborative arrangements not funded by partners	1,867,000	9,474,000	14,680,000
	$21,359,000	$26,416,000	$24,200,000

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

Program	Partner	Potential Indications	Development Status	Estimated Completion Date of Current Phase
Glumetza (500mg)	Biovail	Type II diabetes	Approvable letter issued by the FDA	Unknown
Proquin	In-house	Various bacterial infections	NDA under review by the FDA	Unknown
Furosemide GR	In-house	Cardiovascular/ antihypertensive	Extension of Phase II clinical trial underway	Expected to be completed in the 1st quarter of 2005
Gabapentin GR	In-house	Post herpetic neuralgia	Phase II clinical trial initiated in the 1st quarter of 2005	Expected to be completed in the 3rd quarter of 2005
Glumetza (500mg) and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential (1)	Preclinical studies underway	Unknown

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

General and Administrative Expense

General and administrative expense for the year ended December 31, 2004 was approximately $5,179,000, compared to approximately $3,964,000 and $5,888,000 for the years ended December 31, 2003 and 2002, respectively. The increase of $1,215,000 in 2004 compared to 2003 was due to $795,000 in legal and accounting expense, $444,000 in increased salaries and $179,000 in consulting expense.  Legal, accounting and consulting expense increases resulted primarily from increased costs related to our compliance with the Sarbanes-Oxley Act of 2002.  Salary expense increased due to increased salaries and the hiring of additional employees, including our director of corporate communications. The decrease in 2003 compared to 2002 was due to a decrease of $2,717,000 in legal expense resulting from the settlement of our lawsuit with Bristol-Myers Squibb in November 2002. The decrease in 2003 was partially offset by an increase of $334,000 related to increased salaries and the hiring of a Vice President of Business Development in December 2002, a newly created position at that time. Other increases in 2003 included $193,000 for increased insurance rates and $125,000 in listing fees related to our move to the Nasdaq National Market from the American Stock Exchange in December 2003 In 2005, we expect general and administrative expense will increase over 2004 levels as we begin building our sales and marketing capabilities to promote our product candidates.  We anticipate this process will evolve over the next several years.

Consolidated Subsidiary

Prior to the adoption of FIN 46 on July 1, 2003, our equity in the loss of DDL was based on 100% of DDL’s losses (since we owned 100% of the DDL voting common stock), less the amounts funded by Elan. For the period from inception to June 30, 2003, we recognized approximately 80.1% of DDL’s loss, or approximately $19,817,000 as equity in the loss of the joint venture in our statement of operations. For the year ended December 31, 2002, we recognized approximately $2,436,000 of DDL’s net loss. In 2003, we recognized approximately $5,000 of DDL’s net loss prior to the adoption of FIN 46 on July 1, 2003.  In June 2004, we acquired the remaining 19.9% interest in DDL for $50,000.  For the year ended December 31, 2004, we consolidated 100% of DDL expenses, or approximately $6,000, included in general and administrative expenses in the consolidated statement of operations.  We expect to consolidate general and administrative expense of approximately $10,000 annually. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

For the year ended December 31, 2004, DDL recognized general and administrative expense and net loss of $6,000. For the year ended December 31, 2003, DDL recognized a loss of $16,000, in general and administrative expense. For the year ended December 31, 2002, DDL recognized a loss of $3,041,000, which included $3,027,000 in research and development expense and $14,000 in general and administrative expense. In August 2002, all research and development work for DDL ceased.  We expect DDL will recognize annual general and administrative expense of approximately $10,000 related to legal fees.

For the period from inception (January 7, 2000) to December 31, 2004, DDL recognized a net loss of approximately $24,756,000. This net loss includes a $15,000,000 payment by DDL to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies. To date, DDL has not recognized any revenue.

Elan made available to us a convertible loan facility to assist us in funding our portion of DDL’s losses up to a principal maximum of $8,010,000. The funding term of the loan expired in September 2002. See “Contractual Obligations” below for additional information on this loan facility.

Interest Expense and Interest Income

Interest expense was approximately $929,000 for the year ended December 31, 2004 compared to interest expense of approximately $910,000 and $733,000 for the years ended December 31, 2003 and 2002, respectively. In 2004 and 2003, interest expense increased year over year due to compounding of accrued interest on the Elan convertible loan facility. In 2003, the increase was also due to $2.4 million in final loan draws which increased the Elan loan balance in the fourth quarter of 2002.

For the year ended December 31, 2004, interest and other income increased to $489,000 from $299,000 and $101,000 in the years ended December 31, 2003 and 2002, respectively. In 2004, the increase was due to our increased investment balances as a result of our public offering in the fourth quarter of 2003.  In 2003, the increase was due to our increased investment balances as a result of our April 2003 private placement and our public offering in the fourth quarter of 2003 which was partially offset by decreasing average interest rates earned in 2003 compared to 2002. Net interest income also includes insignificant losses and gains realized on the sale of certain of our marketable securities prior to the maturities of such instruments.

Income Taxes

Income tax expense for the year ended December 31, 2004 was $99,000 and none in prior periods.  The tax was paid to the Republic of Korea on a license fee we received from LG Life Sciences, Ltd., a Korean company.  All revenue received from LG Life Sciences will require income tax payment to the Republic of Korea.

We have not generated any federal or state taxable income to date. At December 31, 2004, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $106.0 million. Future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2024 if not utilized and federal research and development tax credits of approximately $1.1 million which expire at various dates beginning in 2011 through 2024.  Our net operating loss carryforwards for state income tax purposes were approximately $62.0 million which expire at various dates beginning in 2005 through 2014 and state research and development tax credits of approximately $1.2 million which have no expiration date.  As a result of the annual limitation, anticipated and future losses or changes in ownership of the company, all or a portion of these carryforwards may expire before becoming available to reduce our federal and state income tax liabilities.

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

Series A Preferred Stock and Dividends

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock and dividends are convertible at anytime into our common stock. The original conversion price of the Series A Preferred Stock was $12.00. However, as a result of our March 2002 and October 2003 financing, the conversion price has been adjusted to $9.51 per share. In December 2004, we entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between us and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock (the December 2004 Agreement).  Pursuant to the December 2004 Agreement, among other matters, we agreed to adjust the conversion price to $7.50 per share.  We and the stockholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the December 2004 Agreement, we determined that a significant modification of the preferred stock agreement had occurred, and, therefore, a new commitment date was established for the Series A Preferred Stock.  Further, we determined that the fair value of the modified preferred stock was below the carrying value of such securities as of the date of the modification, therefore, no deemed dividend resulted from this modification.  Also, we determined that although a new commitment date had been established, this change did not result in a beneficial conversion feature subject to recognition pursuant to Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

In conjunction with the Series A Preferred stockholder agreement, we issued a warrant to the Series A Preferred stockholder.  The warrant is exercisable for shares of our common stock during the period between January 2006 and January 2009.  The exercise price of the warrant initially will be equal to the Series A Preferred Stock conversion in effect as of January 20, 2006. The exercise price of the warrant will decrease by approximately 4.8% per year during the exercise period, such that the number of shares of our common stock issuable upon exercise of the warrant will increase by approximately 5.1% per year.  The exercise of the warrant will be satisfied only by surrender of outstanding shares of Series A Preferred Stock.

Stock-Based Compensation Expense

In December 2002, our Board of Directors authorized an increase in the number of shares authorized for issuance under our 1995 Stock Option Plan (the Plan) by 1,306,811 shares. On May 29, 2003, at the 2003 Annual Meeting of Shareholders, our shareholders approved the increase to the Plan. In December 2002 and March 2003, we granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of our common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, we were required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options. In the year ended December 31, 2004, we recognized approximately $251,000 in stock-based compensation expense related to the stock options. We expect to recognize approximately $62,000 in stock-based compensation expense related to these stock options per quarter through the second quarter of 2007.

In December 2003, our Board of Directors approved a stock option which was subject to the optionee’s acceptance of employment which occurred in February 2004.  Since the fair market value of the underlying common stock was greater on the date of the optionee’s employment than on the grant date, we were required to record the difference of approximately $32,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock option.  In the year ended December 31, 2004, we recognized approximately $7,000 in stock-based compensation related to this stock option.  We expect to recognize approximately $2,000 per quarter through the first quarter of 2008 related to this stock option.

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

Common Stock Equivalents

Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans for the three years ended December 31 are shown below:

	2004		2003		2002
	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price
Stock options	4,346,620	$5.01	3,820,898	$4.16	3,299,690	$3.78
Warrants	2,942,404	$2.89	3,211,283	$3.09	1,818,629	$4.56
Convertible preferred shares and accrued dividends	2,251,822	—	1,478,690	—	1,380,373	—
Convertible promissory note and accrued interest	1,338,620	—	1,037,709	—	950,244	—
Biovail Conditional Option	—	—	—	—	821,959	$5.13
Biovail Purchaser’s Option	3,901,961	$8.21	3,871,467	$6.73	210,835	$5.43
	14,781,427		13,420,047		8,481,730

Related Party Transactions

Elan Corporation, plc

In January 2000, DDL was formed to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies. DDL was owned 80.1% by Depomed and 19.9% by Elan until June 2004 when we acquired Elan’s 19.9% interest. (See Note 3 of the Notes to Consolidated Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

AVI BioPharma, Inc.

In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE® antisense agents. Our Chairman, President and Chief Executive Officer, John W. Fara, is currently serving as a director of AVI BioPharma, Inc. No revenues have been received under this agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had approximately $18,105,000 in cash, cash equivalents and marketable securities, working capital of $15,073,000 and accumulated net losses of $119,985,000.  In January 2005, we sold 5,036,000 shares of our common stock in a registered direct public offering for $4.50 per share with net proceeds of approximately $21,075,000.  We expect to continue to incur operating losses for at least the next two years.

Operating Activities

Cash used in operations in the year ended December 31, 2004 was approximately $23,315,000, compared to approximately $33,148,000 and $4,437,000 for the years ended December 31, 2003 and 2002, respectively. In 2004, the change in cash used in operations was due primarily to the net loss and partially offset by adjustments for non-cash items and an increase in deferred revenue from the LG Life Sciences license agreement signed in August 2004.  In 2003, the change in cash used in operations was due primarily to the net loss and decreases in accounts payable due to decreased clinical trial activity by the end of 2003. In 2002, the change in cash used in operations was due primarily to our net loss partially offset by our share of the loss of the joint venture (a non-cash charge in operating activities) and increases in accounts payable due to increased clinical trials activity.

Investing Activities

Cash provided by investing activities in the year ended December 31, 2004 totaled approximately $4,132,000 and consisted primarily of a net decrease in marketable securities of $6,758,000 and was partially offset by $2,626,000 in purchases of capital equipment and leasehold improvements, including approximately $1,936,000 to build out the additional space we leased in May 2003.  Cash used in investing activities in the year ended December 31, 2003 totaled approximately $16,718,000 and consisted primarily of a net increase in marketable securities of $15,589,000 and $1,123,000 of purchases of lab equipment, furniture, computers and leasehold improvements. Marketable securities were increased in 2003 after the completion of our public offering in the fourth quarter. Cash used in investing activities in the year ended December 31, 2002 totaled approximately $12,437,000 and consisted of an increase in marketable securities of $8,691,000 and approximately $3,282,000 related to the investment in our joint venture and $464,000 related to purchases of lab equipment, furniture and computers. Marketable securities were increased in 2002 after we received the $18,000,000 payment from Bristol-Myers related to the settlement of our patent infringement lawsuit in November 2002.  We expect future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices (cGMP) in our laboratories.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2004 was $91,000 and consisted primarily of $419,000 of proceeds from exercises of stock options and warrants partially offset by $328,000 in payments on equipment loans and capital leases.  Cash provided by financing activities for the year ended December 31, 2003 was $58,377,000 and consisted primarily of net proceeds of $18,668,000 received in April 2003 from a private placement of common stock and net proceeds of $38,227,000 received from our public offering of common stock in the fourth quarter. (See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements and Public Offering) Proceeds received were partially offset by $441,000 in payments on equipment loans and capital leases. Cash provided by financing activities for the year ended December 31, 2002 was $23,257,000 and consisted primarily of net proceeds of $8,078,000 received in March 2002 and $12,263,000 received in July 2002 in private placements of common stock. Proceeds of $3,282,000 were received on the convertible loan facility provided by Elan to fund our share of DDL’s expenses (See Note 5 of the Notes to Consolidated Financial Statements, Commitments and Contingencies). Proceeds received were partially offset by $563,000 in payments on the equipment loans and capital lease obligations.

Contractual Obligations and Capital Resources

As of December 31, 2004 and 2003, there was $10,281,000 and $9,412,000, respectively, outstanding related to the convertible loan facility provided by Elan. The outstanding amounts include accrued interest of $2,484,000 and $1,615,000 at December 31, 2004 and 2003, respectively. The funding term of the loan expired on September 30, 2002. The loan and accrued interest are payable in January 2006 in cash or shares of our common stock at the rate of $7.68 per share, with the form of payment at Elan’s option.

Through December 31, 2004, we have invested approximately $7,317,000 in equipment, furniture and leasehold improvements, of which approximately $1,947,000 was financed through long-term debt equipment financing arrangements. As of December 31, 2002, there were no further borrowings available under the financing arrangements. If we do not obtain additional credit arrangements, we will need to spend our own resources for future equipment purchases.

As of December 31, 2004, our aggregate contractual obligations are as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,304,572	$1,000,078	$1,970,536	$333,958	$—
Capital leases	33,159	33,159	—	—	—
Long-term debt	88,652	88,652	—	—	—
Elan convertible loan and accrued interest	11,283,300	—	11,283,300	—	—
	$14,709,683	$1,121,889	$13,253,836	$333,958	$—

We anticipate that our existing capital resources, including the proceeds from our January 2005 financing and exclusive of potential payments from licensing partners, will permit us to meet our capital and operational requirements through at least January 2006.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FAS No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is not longer an alternative.  FAS 123R must be adopted by us no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt FAS 123R on July 1, 2005.

FAS 123R permits public companies to adopt its requirement using one of two methods:  1)  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  We plan to adopt FAS 123R using the modified prospective method.

As permitted by FAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2, to our consolidated financial statements.  FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position).  There is no tax impact related to the prior periods since we are in a net loss position.

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the years ended December 31, 2002, 2003 and 2004, we had total revenues of $1.7 million in 2002 and $1.0 million in 2003 and $203,000 in 2004. For the years ended December 31, 2002, 2003 and 2004, we incurred losses of $13.5 million in 2002 and $30.0 million in 2003 and $26.9 million in 2004. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.  These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

We depend heavily on the successful development and commercialization of our lead product candidates, Glumetza (500mg) and Proquin, each of which is still subject to approval by the FDA, and our other product candidates, which are in early stages of development, and on our core technology platform, the GR System.

To date, we have not commercialized any products.  Two of our product candidates, Glumetza (500mg) and Proquin, each have an NDA filed with the FDA.  Our other product candidates are in earlier stages of clinical or preclinical development.  We anticipate that in the near term our ability to generate revenues will depend principally on the successful commercialization of Glumetza and Proquin.  If we fail to obtain regulatory approval for, or successfully commercialize, Glumetza (500mg) or Proquin, our ability to raise financing and our business, financial condition and results of operations will be materially and adversely affected.  Also, our various product candidates use the GR System.  If it is discovered that the GR System could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We will receive future payments from Biovail related to Glumetza only if Glumetza is approved by the FDA.

In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Glumetza in the United States and Canada.  We were responsible for completing the clinical development of Glumetza.  Biovail will not reimburse us for any of our expenses incurred in connection with the development of Glumetza.  In February 2005, Biovail received an approvable letter from the FDA requiring certain additional steps be taken prior to approval of the drug. Only if we receive FDA approval of Glumetza will Biovail be required to make a $25.0 million milestone payment to us.  We will not receive any other payments from Biovail unless the FDA approves Glumetza for marketing in the United States, which we do not expect to occur prior to the first half of 2005, if at all.  Biovail can sublicense its rights to Glumetza, and has indicated that it plans to do so, in which event we would depend on the sublicensee to commercialize Glumetza.

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

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have a collaboration agreement with Biovail to develop Glumetza. In addition, we have entered into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements and we may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable provisions have not been fully negotiated. Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties.  Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

Any material delay or failure in the governmental approval process and/or the commercialization of our potential products, particularly Glumetza or Proquin XR, would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

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

If we fail to achieve our announced milestones in the timeframes we announce and expect, our business and results of operations may be harmed and the price of our stock may decline.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

Our collaborative partner, Biovail, submitted the NDA to the FDA for Glumetza in April 2004.  The FDA accepted the NDA for review in June 2004.  Because the NDA submitted by Biovail for the Glumetza 500 mg tablet (Metformin GR) also seeks approval for Biovail’s 1000 mg metformin tablet, which has a different extended release technology, any issues that may arise in the FDA review process with respect to the Biovail tablet could delay approval of the 500mg Glumetza tablet.  In February 2005, Biovail received an approvable letter from the FDA requiring certain additional steps be taken prior to approval of the drug.  The earliest that we expect to be able to obtain FDA approval to market Glumetza is in the second quarter of 2005, if at all.

In July 2004, we filed an NDA to the FDA for our internally developed once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infection, called Proquin.  The FDA accepted the NDA for review in September 2004.  The earliest that we expect to be able to obtain FDA approval to market Proquin is in the second quarter of 2005, if at all.

We believe that the application submitted to the FDA for Proquin will be reviewed as a full, stand-alone NDA under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, or FDC Act.  There is the possibility, however, that to the extent that any such application refers to information in the scientific literature, the FDA will deem it to be what is known as a “505(b)(2) NDA,” named after the section of the FDC Act that permits it to be filed.  Section 505(b)(2) of the FDC Act permits the filing of an NDA for which at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  If the FDA deems that an application is a 505(b)(2) NDA, we will be required to identify the listed drug.  The listed drug is the drug for which the FDA has made a finding of safety and effectiveness on which the applicant relies to seek approval of its product.  In addition to identifying the listed drug, we will be required to certify in the application as to whether or not its product may infringe any relevant patents on the listed drug.  In addition, a 505(b)(2) NDA would be subject to any market exclusivity of the listed drug.  If the FDA determines that an application is a 505(b)(2) NDA, and the application is approved, these additional requirements may result in a delay of the effective date of the application approval of the application.

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

Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP). Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

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

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and marketable securities are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2004, the fair value of our cash equivalents and marketable securities would not change by a significant amount.

Foreign Currency Fluctuations

We have not had any significant transactions in foreign currencies, nor did we have any balances that were due or payable in foreign currencies at December 31, 2004. Therefore, a hypothetical 10% change in foreign currency rates would not have an impact on our financial position and results of operations. We do not hedge any of our foreign currency exposure.

Item 8.                    Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-32.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Depomed, Inc.

We have audited management’s assessment, included above in the accompanying Management Report on Internal Control Over Financial Reporting, that Depomed, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Depomed, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, redeemable preferred stock and shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004 and for the period from inception (August 7, 1995) to December 31, 2004 of Depomed, Inc. and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Palo Alto, California
March 15, 2005

Item 9B.            Other Information

None.

PART III

Item 10.             Directors and Executive Officers of the Registrant

The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors, code of ethics, audit committee and audit committee financial experts of the company is incorporated by reference to the information set forth under the caption “Election of Directors” in the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The section entitled “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” appearing in the Proxy Statement for the 2005 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Item 11.             Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.             Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.              Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Financial Statements

(a) 2.   Financial Statement Schedules

All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a) 3.   Exhibits:

3.1(1)	Amended and Restated Articles of Incorporation
3.2(11)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(1)	Bylaws, as amended
4.1(1)	Specimen Common Stock Certificate
4.1(2)	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
4.2(2)	Newco Registration Rights Agreement dated January 21, 2000 among the company Newco and Elan International Services, Ltd.
4.3(2)	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
4.4(3)	Form of Subscription Agreement dated as of November 2, 2000
4.5(3)	Form of Class A Warrant dated as of November 2, 2000
4.6(3)	Form of Class B Warrant dated as of November 2, 2000
4.7(4)	Form of Subscription Agreement dated as of May 2, 2001
4.8(4)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.9(4)	Form of Warrant dated as of June 13, 2001
4.10(6)	Form of Subscription Agreement dated as of March 14, 2002
4.11(6)	Placement Agent Warrant dated as of March 14, 2002
4.12(12)	Form of Warrant dated as of April 21, 2003
10.1(8)	1995 Stock Option Plan, as amended
10.2(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.3(1)	Form of Indemnification Agreement between the company and its directors and executive officers
+10.4(2)	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
+10.5(2)	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.6(2)	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
10.7(5)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
+10.8(11)	Waiver and Termination Agreement dated November 8, 2002 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.9(7)	Amended License and Development Agreement, dated as of April 27, 2004, between the company and Biovail Laboratories Incorporated
+10.10(9)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated

10.11(10)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
10.12(12)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
10.13(13)	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park LLC
10.14(13)	Lease agreement dated April 30, 2003 between the company and Menlo Park Business Park LLC
10.15(14)	Termination Agreement, dated as of September 16, 2003 among the company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. and Depomed Development, Ltd.
10.16(14)	Exclusive License Agreement, dated as of September 18, 2003, between the company and Depomed Development, Ltd.
10.17(15)	2004 Equity Incentive Plan
10.18(15)	2004 Employee Stock Purchase Plan
10.19(16)	Agreement, dated as of December 10, 2004, between the company and Kings Road Investments, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See Page 37)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

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

  (7)       Incorporated by reference to the company’s Form 8-K filed on May 4, 2004

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

(11)       Incorporated by reference to the company’s Form 10-K filed on March 31, 2003

(12)       Incorporated by reference to the company’s Form 8-K filed on April 25, 2003

(13)       Incorporated by reference to the company’s Form 10-Q filed on August 14, 2003

(14)       Incorporated by reference to the company’s Form 10-Q filed on November 14, 2003

(15)       Incorporated by reference to the company’s Form S-8 filed on June 21, 2004

(16)       Incorporated by reference to the company’s Form 8-K filed on December 14, 2004

    +        Confidential treatment granted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 16th day of March, 2005.

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

Signature

/s/ JOHN W. FARA, Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
John W. Fara, Ph.D.

/s/ JOHN F. HAMILTON	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
John F. Hamilton

/s/ G. STEVEN BURRILL	Director	March 16, 2005
G. Steven Burrill

/s/ GERALD T. PROEHL	Director	March 16, 2005
Gerald T. Proehl

/s/ JOHN W. SHELL, Ph.D.	Director	March 16, 2005
John W. Shell, Ph.D.

/s/ CRAIG R. SMITH, M.D.	Director	March 16, 2005
Craig R. Smith, M.D.

/s/ PETER D. STAPLE	Director	March 16, 2005
Peter D. Staple

/s/ JULIAN N. STERN	Director and Secretary	March 16, 2005
Julian N. Stern

DEPOMED, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Depomed, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, redeemable preferred stock and shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004 and for the period from inception (August 7, 1995) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion..

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. (a development stage company) at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period from inception (August 7, 1995) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 of the consolidated financial statements, in 2003 the Company changed its method of accounting for variable interest entities. As described in Note 1 of the consolidated financial statements, the Company has restated its statement of redeemable preferred stock and shareholders’ equity for each of the three years in the period ended December 31, 2001.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Depomed, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 15, 2005

DEPOMED, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$953,295	$20,044,698
Marketable securities	17,151,544	24,210,562
Accounts receivable	—	278,452
Prepaid and other current assets	442,349	692,191
Total current assets	18,547,188	45,225,903
Property and equipment, net	3,941,127	2,140,610
Other assets	380,268	326,136
	$22,868,583	$47,692,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,733,474	$2,024,221
Accrued compensation	910,723	809,509
Other accrued liabilities	556,084	468,981
Capital lease obligation, current portion	32,412	26,384
Long-term debt, current portion	73,008	289,555
Deferred revenue, current portion	75,000	—
Other current liabilities	93,073	—
Total current liabilities	3,473,774	3,618,650
Capital lease obligation, non-current portion	—	12,808
Long-term debt, non-current portion	—	73,012
Promissory note from related party, non-current portion	10,280,591	9,412,025
Deferred revenue, non-current portion	493,750	—
Other long-term liabilities	217,170	—
Commitments
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; Series A convertible preferred stock; 25,000 shares designated, 15,821 and 12,015 shares issued and outstanding at December 31, 2004 and 2003, respectively, with an aggregate liquidation preference of $16,888,665	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 34,691,190 and 34,569,212 shares issued and outstanding at December 31, 2004 and 2003, respectively	117,070,946	116,540,841
Deferred compensation	(621,980)	(863,872)
Deficit accumulated during the development stage	(119,984,625)	(93,110,988)
Accumulated other comprehensive (loss)	(76,043)	(4,827)
Total shareholders’ equity	8,403,298	34,576,154
	$22,868,583	$47,692,649

See accompanying notes.

DEPOMED, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period From Inception (August 7, 1995) to December 31, 2004
	2004	2003	2002
Revenue:
Collaborative agreements	$171,319	$981,990	$440,659	$4,964,332
Contract revenue from joint venture	—	—	1,220,527	5,101,019
License revenue	31,250	—	—	31,250
Total revenue	202,569	981,990	1,661,186	10,096,601
Operating expenses:
Research and development	21,358,802	26,416,425	24,200,321	101,363,069
General and administrative	5,178,539	3,964,020	5,888,303	25,678,070
Purchase of in-process research and development	—	—	—	298,154
Total operating expenses	26,537,341	30,380,445	30,088,624	127,339,293
Loss from operations	(26,334,772)	(29,398,455)	(28,427,438)	(117,242,692)
Other income (expenses):
Equity in loss of joint venture	—	(5,359)	(2,435,667)	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	18,000,000	18,000,000
Interest and other income	489,013	299,140	101,106	2,394,776
Interest expense	(928,878)	(910,424)	(732,566)	(3,220,647)
Total other income (expenses)	(439,865)	(616,643)	14,932,873	(2,642,933)
Net loss before income taxes	(26,774,637)	(30,015,098)	(13,494,565)	(119,885,625)
Provision for income taxes	(99,000)	—	—	(99,000)
Net loss	$(26,873,637)	$(30,015,098)	$(13,494,565)	$(119,984,625)
Basic and diluted net loss per share	$(0.78)	$(1.23)	$(0.92)
Shares used in computing basic and diluted net loss per share	34,628,825	24,458,259	14,642,745

See accompanying notes.

DEPOMED, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK

AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Period from Inception (August 7, 1995) to December 31,2004

(Restated)

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	(Loss)	Deficiency)
Balances at inception (Aug. 7, 1995)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders on Aug. 7, 1995 in exchange for shares held by them in M6 Pharmaceuticals			—	—	2,066,666	—	—	—	—	—
Issuance of common stock for cash to investors at approx. $0.0009 per share on Nov. 15, 1995			—	—	1,196,491	1,000	—	—	—	1,000
Issuance of Series A convertible preferred stock for cash to investors at approx. $0.31 per share on Nov. 15, 1995, net of issuance costs of $67,241			2,447,368	682,759	—	—	—	—	—	682,759
Comprehensive loss and net loss			—	—	—	—	—	(600,668)	—	(600,668)
Balances at Dec. 31, 1995	—	—	2,447,368	682,759	3,263,157	1,000	—	(600,668)	—	83,091
Issuance of common stock for cash at various dates at $0.09 per share to employees and pursuant to stock option agreements.			—	—	91,666	8,250	—	—	—	8,250
Deferred stock-based compensation related to grants of certain stock options			—	—	—	275,000	(275,000)	—	—	—
Comprehensive loss and net loss			—	—	—	—	—	(472,773)	—	(472,773)
Balances at Dec. 31, 1996	—	—	2,447,368	682,759	3,354,823	284,250	(275,000)	(1,073,441)	—	(381,432)
Issuance of Series B convertible preferred stock for cash at $1.00 per share			278,500	278,500	—	—	—	—	—	278,500
Conversion of preferred stock to common stock on Nov. 5, 1997 at a ratio of one share of common for three shares of preferred			(2,725,868)	(961,259)	908,615	961,259	—	—	—	—
Issuance of common stock and warrants for $6.10 per unit on Nov. 5, 1997 in connection with the initial public offering, net of issuance costs of $1,963,889			—	—	1,200,000	5,356,111	—	—	—	5,356,111
Deferred stock-based compensation related to grants of certain stock options			—	—	—	242,050	(242,050)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	116,336	—	—	116,336
Comprehensive loss and net loss			—	—	—	—	—	(1,236,452)	—	(1,236,452)
Balances at Dec. 31, 1997	—	—	—	—	5,463,438	6,843,670	(400,714)	(2,309,893)	—	4,133,063
Issuance of common stock to investors for $8.00 per share on Feb. 23, 1998, net of issuance costs of $507,846			—	—	1,000,000	7,492,154	—	—	—	7,492,154
Deferred stock-based compensation related to grants of certain stock options			—	—	—	430,200	(430,200)	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	320,582	—	—	320,582

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	(Loss)	Deficiency)
Issuance of common stock options to a consultant for services with an exercise price of $11.25 per share on Jun. 18, 1998			—	—	—	26,050	—	—	—	26,050
Comprehensive loss:
Net loss								(2,779,723)	—	(2,779,723)
Unrealized gains on available-for-sale securities			—	—			—	—	13,887	13,887
Comprehensive loss										(2,765,836)
Balances at Dec. 31, 1998	—	—	—	—	6,463,438	14,792,074	(510,332)	(5,089,616)	13,887	9,206,013
Issuance of common stock for cash on Feb. 16, 1999 for $3.00 per share to a consultant pursuant to a stock option agreement			—	—	1,666	4,998	—	—	—	4,998
Net exercise of common stock warrants at $7.63 per share in Jan. and Apr. 1999			—	—	9,973	—	—	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	228,148	—	—	228,148
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(5,193,800)	—	(5,193,800
Unrealized losses on available-for-sale securities			—	—	—	—	—	—	(26,879)	(26,879)
Comprehensive loss, restated										(5,220,679)
Balances at Dec. 31, 1999, as restated	—	—	—	—	6,475,077	14,797,072	(282,184)	(10,283,416)	(12,992)	4,218,480
Issuance of Series A convertible exchangeable preferred stock to Elan Corp. on Jan. 21, 2000 for $1,000 per share net proceeds, restated	12,015	12,015,000
Issuance of common stock to Elan Corp. for $7.00 per share on Jan. 21, 2000, net of issuance costs of $84,817, restated			—	—	714,286	4,915,183	—	—	—	4,915,183
Issuance of common stock options to consultants for services with various exercise prices from $3.31 to $4.75 per share on various dates from Feb. 4 to Dec. 8, 2000			—	—	—	117,692	—	—	—	117,692
Common stock and warrants issued to investors for $100,000 per unit on Nov. 15, 2000, net of issuance costs of $237,668			—	—	1,428,550	4,762,332	—	—	—	4,762,332
Revaluation of common stock option issued to a consultant on Dec. 9, 1999			—	—	—	8,288	—	—	—	8,288
Amortization of deferred stock-based compensation			—	—	—	—	257,440	—	—	257,440
Comprehensive loss:
Net loss, restated			—	—	—	—	—	(21,717,870)	—	(21,717,870)
Unrealized gains on available- for-sale securities			—	—	—	—	—	—	9,620	9,620
Comprehensive loss, restated										(21,708,250)

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	(Loss)	Deficiency)
Balances at Dec. 31, 2000, as restated	12,015	12,015,000	—	—	8,617,913	24,600,567	(24,744)	(32,001,286)	(3,372)	(7,428,835)
Issuance of warrants in connection with a credit facility with an exercise price of $3.98 per share on Mar. 29, 2001			—	—	—	112,400	—	—	—	112,400
Common stock and warrants issued to investors for $8.43 per unit on Jun. 13, 2001, net of issuance costs of $953,715			—	—	2,908,922	11,328,401	—	—	—	11,328,401
Issuance of common stock options to consultants for services with various exercise prices from $3.40 to $5.80 per share on various dates from Apr. 6 to Dec. 17, 2001			—	—	—	57,757	—	—	—	57,757
Issuance of common stock for $3.00 per share on Nov. 16, 2001 to a consultant pursuant to a stock option agreement.			—	—	3,333	9,999	—	—	—	9,999
Amortization of deferred stock-based compensation			—	—	—	—	24,744	—	—	24,744
Comprehensive loss:
Net loss			—	—	—	—	—	(17,600,039)	—	(17,600,039)
Realized gains on available-for-sale securities			—	—	—	—	—	—	3,372	3,372
Comprehensive loss										(17,596,667)
Balances at Dec. 31, 2001, as restated	12,015	12,015,000	—	—	11,530,168	36,109,124	—	(49,601,325)	—	(13,492,201)
Common stock issued to consultants pursuant to stock option agreements at various exercise prices from $1.95 to $4.06 per share in cash on various dates from Jan. 4 to Dec. 30, 2002			—	—	44,712	171,688	—	—	—	171,688
Common stock issued to an investor pursuant to a warrant agreement for $6.00 per share in cash on Jan. 29, 2002			—	—	4,167	25,002	—	—	—	25,002
Common stock issued to investors pursuant to cashless exercise of warrant agreements on Feb. 4, 2002			—	—	98,974	—	—	—	—	—
Issuance of common stock options to a consultant for services with various exercise prices of $1.95 to $5.00 per share on various dates from Mar. 21 to Dec. 11, 2002			—	—	—	31,658	—	—	—	31,658
Common stock and warrants issued to investors for $3.83 per share on Mar. 22, 2002, net of issuance costs of $731,366			—	—	2,300,000	8,077,634	—	—	—	8,077,634
Common stock and options issued to Biovail for $5.00 per share on Jul. 9, 2002, net of issuance costs of $66,708			—	—	2,465,878	12,262,682	—	—	—	12,262,682
Common stock issued to an employee pursuant to a stock option exercise for $0.09 per share on Nov. 6, 2002			—	—	16,667	1,500	—	—	—	1,500

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comprehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	(Loss)	Deficiency)

Comprehensive loss:
Net loss			—	—	—	—	—	(13,494,565)	—	(13,494,565)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	2,736	2,736
Comprehensive loss										(13,491,829)
Balances at Dec. 31, 2002	12,015	12,015,000	—	—	16,460,566	56,679,288	—	(63,095,890)	2,736	(6,413,866)
Common stock and warrants issued to investors for $2.16 per share on Apr. 21, 2003, net of issuance costs of $1,331,590			—	—	9,259,259	18,668,416	—	—	—	18,668,416
Issuance of common stock options to a consultant for services with various exercise prices of $2.70 to $6.76 per share on various dates from Mar. 13 to Dec 18, 2003			—	—	—	28,363	—	—	—	28,363
Deferred stock-based compensation related to grants of certain stock options	—	—	—	—	—	1,015,144	(1,015,144)	—	—	—
Common stock issued to investors pursuant to cashless exercises of warrant agreements on various dates from Sep. 2 to Dec. 4, 2003			—	—	919,155	—	—	—	—	—
Common stock issued to employees pursuant to stock option exercises for various prices from $1.71 to $4.30 per share on various dates from Sep. 11 to Oct. 30, 2003			—	—	6,270	14,606	—	—	—	14,606
Common stock issued to investors for various prices from $4.28 to $4.33 per share pursuant to exercises of warrant agreements on various dates from Sep. 11 to Oct. 30, 2003			—	—	423,962	1,826,481	—	—	—	1,826,481
Common stock issued to a consultant pursuant to a stock option agreement for $3.25 per share on Sep. 18, 2003			—	—	25,000	81,250	—	—	—	81,250
Preferred stock reclassified to permanent shareholders’ equity pursuant to termination of the exchange right on Sep. 16, 2003	(12,015)	(12,015,000)	12,015	12,015,000	—	—	—	—	—	12,015,000
Common stock issued to investors for $5.50 per share on Oct. 28 and Nov. 3, 2003 pursuant to a public offering, net of issuance costs of $2,885,207			—	—	7,475,000	38,227,293	—	—	—	38,227,293
Amortization of deferred stock-based compensation			—	—	—	—	151,272	—	—	151,272

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Deficit Accumulated During Development	Accumulated Other Comp- rehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	(Loss)	Deficiency)
Comprehensive loss:
Net loss			—	—	—	—	—	(30,015,098)	—	(30,015,098)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	(7,563)	(7,563)
Comprehensive loss										(30,022,661)
Balances at Dec. 31, 2003	—	—	12,015	12,015,000	34,569,212	116,540,841	(863,872)	(93,110,988)	(4,827)	34,576,154
Common stock issuance costs related to October 2003 public offering			—	—	—	(935)	—	—	—	(935)
Common stock issued to investors for $4.28 per share in cash pursuant to exercises of warrant agreements on various dates from Jan. 14 to Jun. 11, 2004			—	—	38,544	139,523	—	—	—	139,523
Common stock issued to employees for various prices from $0.09 to $4.44 per share in cash pursuant to exercises of stock option agreements on various dates from Feb. 19 to Nov. 17, 2004			—	—	32,569	92,196	—	—	—	92,196
Common stock issued to a consultant for $0.09 per share pursuant to exercise of a stock option agreement on May 6, 2004			—	—	3,333	300	—	—	—	300
Issuance of common stock options to consultants for services with various exercise prices of $2.70 to $6.76 per share on various dates from Mar. 13 to Dec. 18, 2004			—	—	—	95,165	—	—	—	95,165
Deferred stock-based compensation related to grant and net of reversed deferred compensation related to forfeiture of certain stock options			—	—	—	15,629	(15,629)	—	—	—
Issuance of common stock to employees for $3.96 per share pursuant to the 2004 Employee Stock Purchase Plan on Nov. 30, 2004			—	—	47,532	188,227	—	—	—	188,227
Issuance of preferred stock for accrued dividends on Jun. 9, 2004			3,806	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation			—	—	—	—	257,521	—	—	257,521
Comprehensive loss:
Net loss			—	—	—	—	—	(26,873,637)	—	(26,873,637)
Unrealized gain (loss) on available-for-sale securities			—	—	—	—	—	—	(71,216)	(71,216)
Comprehensive loss										(26,944,853)
Balances at Dec. 31, 2004	—	$—	15,821	$12,015,000	34,691,190	$117,070,946	$(621,980)	$(119,984,625)	$(76,043)	$8,403,298

See accompanying notes.

DEPOMED, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From Inception (August 7, 1995) to December 31, 2004

	Year Ended December 31,
	2004	2003	2002
Operating Activities
Net loss	$(26,873,637)	$(30,015,098)	$(13,494,565)	$(119,984,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	5,359	2,435,667	19,817,062
Depreciation and amortization	1,443,749	893,406	745,144	4,687,015
Accrued interest expense on shareholder notes	868,566	793,308	558,151	2,497,506
Amortization of deferred compensation	257,521	151,272	—	1,356,043
Stock-based compensation issued to consultants	95,165	28,363	31,658	364,973
Purchase of in-process research and development	—	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	278,452	23,417	95,408	—
Receivable from joint venture	—	—	642,793	—
Other current assets	249,842	(157,840)	(336,872)	(442,349)
Other assets	(54,132)	(34,260)	2,158	(380,426)
Accounts payable and other accrued liabilities	(203,644)	(4,910,627)	4,732,781	2,289,558
Accrued compensation	101,214	380,018	(17,024)	843,247
Other current liabilities	—	(305,166)	167,448	—
Deferred revenue	568,750	—	—	568,750
Net cash used in operating activities	(23,268,154)	(33,147,848)	(4,437,253)	(88,085,092)
Investing Activities
Investment in equity joint venture	—	(5,359)	(3,281,512)	(19,817,062)
Expenditures for property and equipment	(2,672,635)	(1,122,950)	(463,772)	(7,613,673)
Purchases of marketable securities	(21,557,673)	(41,368,779)	(8,691,322)	(86,834,840)
Maturities and sales of marketable securities	28,315,848	25,779,485	—	69,309,442
Net cash provided by (used in) investing activities	4,085,540	(16,717,603)	(12,436,606)	(44,956,133)
Financing Activities
Payments on capital lease obligations	(38,541)	(20,373)	(20,671)	(373,903)
Proceeds from equipment loan	—	—	—	1,947,006
Payments on equipment loans	(289,559)	(420,850)	(542,250)	(1,761,598)
Proceeds from issuance of notes payable	—	—	3,281,512	8,846,703
Payments on notes payable	—	—	—	(1,000,000)
Payment on shareholder loans payable	—	—	—	(294,238)
Proceeds from issuance of common stock	419,311	58,818,046	20,538,506	114,615,550
Proceeds from issuance of preferred stock	—	—	—	12,015,000
Net cash provided by financing activities	91,211	58,376,823	23,257,097	133,994,520
Net increase in cash and cash equivalents	(19,091,403)	8,511,372	6,383,238	953,295
Cash and cash equivalents at beginning of period	20,044,698	11,533,326	5,150,088	—
Cash and cash equivalents at end of period	$953,295	$20,044,698	$11,533,326	$953,295

				Period From Inception (August 7, 1995) to December 31, 2004

	Year Ended December 31,
	2004	2003	2002
Supplemental Schedule of Non-Cash Financing and Investing Activities
Value of leasehold improvement allowance	$356,780	$—	$—	$356,780
Deferred compensation related to stock options granted to employees	31,500	1,015,144	—	1,506,643
Value of warrants issued in connection with debt financing	—	—	—	112,400
Acquisition of property and equipment under capital leases	31,761	22,042	39,994	406,315
Assumption of net liabilities of M6 Pharmaceuticals at inception (August 7, 1995)	—	—	—	298,154

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$928,878	$910,424	$732,566	$3,220,647
Taxes	$99,000	$910,424	$732,566	$3,220,647

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

As of December 31, 2004, the Company had approximately $18,105,000 in cash, cash equivalents and marketable securities, working capital of $15,073,000 and accumulated net losses of $119,985,000. In the course of its development activities, the Company expects such losses to continue until at least 2006. Management plans to continue to finance the operations with a combination of equity and debt financing and revenue from corporate alliances and technology licenses. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Restatement of Financial Information

The accompanying statements of redeemable preferred stock and shareholders’ equity as of December 31, 2001 and 2000 have been restated to present the Company’s Series A convertible exchangeable preferred stock (“Series A Preferred Stock”), with a carrying amount of $12,015,000, outside of permanent shareholders’ equity, as a result of the application of Emerging Issues Task Force (EITF) Topic No. D-98, Classification of and Measurement of Redeemable Securities (Topic No. D-98). The Company issued the Series A Preferred Stock in connection with the formation of its joint venture, Depomed Development, Ltd. (DDL), with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan). Shares of the Series A Preferred Stock were exchangeable for a portion of the Company’s investment in DDL. The effect of this restatement was to reduce total shareholders’ equity by $12,015,000. On September 16, 2003 and in connection with the termination and amendment of several of the joint venture agreements, the exchange right was terminated and the Series A Preferred Stock was reclassified as permanent shareholders’ equity (See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Series A Preferred Stock).

The statements of redeemable preferred stock and shareholders’ equity as of December 31, 2000 and 1999 have also been restated to present the Company’s Series A Preferred Stock as issued in 2000 instead of in 1999 when such securities were originally recorded as “issuable securities”. Upon further analysis, the Company’s management is no longer able to assert that the capital stock issuance occurred prior to December 31, 1999, and therefore, such amounts have been amended in the statements of redeemable preferred stock and shareholders’equity to reflect the issuance of the capital stock in the year ended December 31, 2000. This restatement does not affect the Company’s financial position at December 31, 2000, or any year thereafter, or the balance sheets, statements of operations or cash flows for any of the periods presented.

2.      Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2004 and the quarter ended December 31, 2003, include the accounts of the Company and DDL, its subsidiary which was formerly 19.9% owned by Elan. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51. In June 2004, the Company acquired Elan’s 19.9% interest and DDL became a wholly owned and consolidated subsidiary.  Material intercompany accounts and transactions have been eliminated.

Change in Accounting Principle

In January 2003, the FASB issued FIN 46, which requires a variable interest entity (VIE) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE.

The Company adopted FIN 46 on July 1, 2003, and consolidated DDL as of that date, as it was determined that DDL was a VIE, as defined by FIN 46, and that the Company absorbed a majority of DDL’s expected losses. Accordingly, the Company was required to consolidate the assets and liabilities of DDL on July 1, 2003, which did not have a material impact on the Company. Also, as the Company had been responsible for 80% of DDL’s losses under the terms of the joint venture agreements with Elan, the Company had been recognizing 80% of DDL’s losses under the equity method of accounting prior to July 1, 2003. Since the inception of DDL through June 30, 2003, the Company had recognized approximately $19.8 million, or 80% of DDL’s expenses. Upon the adoption of FIN 46, the Company calculated what the impact would have been on its operations had it consolidated 100% of DDL’s expenses and recorded an offsetting “noncontrolling interest” equal to 20% of DDL’s expenses for the period from DDL’s inception through June 30, 2003. As the impact on the Company’s net loss would have been the same as what the Company has recorded as equity in loss of joint venture through June 30, 2003, or $19.8 million, there was no cumulative catch-up charge to record upon the adoption of FIN 46.

The Company’s results of operations include 100% of the operating results of DDL for the six months ended December 31, 2003. The noncontrolling interest for the quarter was not material, and it has been included as an offset to general and administrative expenses in the consolidated statement of operations for the period. In September 2003, the Company modified its agreements with Elan that govern the terms of the joint venture. As of September 16, 2003 and as a result of such modifications, the Company was responsible for 100% of the funding requirements of DDL. Accordingly, subsequent to September 15, 2003, the Company no longer allocated any portion of DDL’s results of operations to the noncontrolling interest.  In June 2004, the Company acquired the remaining 19.9% interest in DDL and DDL became a wholly owned subsidiary.  As DDL does not have any revenues, its accounts are reflected entirely in the Company’s consolidated operating expenses.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. If the fair value of a marketable security is below its carrying value due to a significant adverse event, the impairment is considered to be other-than-temporary and the security is written down to its estimated fair value. Other-than-temporary declines in fair value of all marketable securities would be charged to “other expense”.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  Realized gains or losses have been insignificant and are included in “interest income”.  At December 31, 2004, the individual contractual period for all available-for-sale debt securities is within two years. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity.

Securities classified as available-for-sale as of December 31, 2004 and 2003 are summarized below. Estimated fair value is based on quoted market prices for these investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004:
U.S. debt securities:
Total included in cash and cash equivalents	$—	$—	$—	$—
Total maturing within 1 year and included in marketable securities	15,228,003	—	(60,779)	15,167,224
Total maturing between 1 and 2 years and included in marketable securities	1,999,584	—	(15,264)	1,984,320
Total available-for-sale	$17,227,587	$—	$(76,043)	$17,151,544

December 31, 2003:
U.S. debt securities:
Total included in cash and cash equivalents	$17,993,070	$—	$—	$17,993,070
Total maturing within 1 year and included in marketable securities	16,107,852	1,924	(7,727)	16,102,049
Total maturing between 1 and 2 years and included in marketable securities	8,107,537	2,951	(1,975)	8,108,513
Total available-for-sale	$42,208,459	$4,875	$(9,702)	$42,203,632

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$1,853,070	$(4,559)	$2,515,870	$(3,187)	$4,368,940	$(7,746)
U.S. government debt securities	12,782,604	(68,297)	—	—	12,782,604	(68,297)
Total available-for-sale	$14,635,674	$(72,856)	$2,515,870	$(3,187)	$17,151,544	$(76,043)

The Company’s investment in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. The unrealized losses on the Company’s investments in investment grade corporate bonds and notes were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, and the Company has the intent and ability to hold these instruments until such losses are recovered, which may be at maturity.  The Company considered these unrealized losses to be temporary at December 31, 2004.

The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher. The unrealized losses on the Company’s investments in U.S. government debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

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

Pro forma net loss information using the fair value method accounting for grants of stock options to employees is included in shown below:

	Year Ended December 31,
	2004	2003	2002
Net loss—as reported	$(26,873,637)	$(30,015,098)	$(13,494,565)
Add: Total stock-based employee compensation expense, related to employee stock options, included in the determination of net loss as reported	257,521	151,272	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all employee stock options	(2,097,222)	(1,471,112)	(1,390,686)
Net loss—pro forma	$(28,713,338)	$(31,334,938)	$(14,885,251)
Net loss per share—as reported	$(0.78)	$(1.23)	$(0.92)
Net loss per share—pro forma	$(0.83)	$(1.28)	$(1.02)

Options granted to non-employees are accounted for at fair value using the Black-Scholes Option Valuation Model in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and may be subject to periodic revaluation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company. The weighted-average assumptions used for 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
Employee Stock Options	2004	2003	2002
Risk free interest rate	3.22%	3.23%	4.04%
Expected dividend yield	0	0	0
Expected option life in years	4.82	4.16	4.06
Expected stock price volatility	.71	.80	.85

Employee Stock Purchase Plan Shares (1)	Year Ended December 31, 2004
Risk free interest rate	1.61%
Expected dividend yield	0
Expected option life in years	.48
Expected stock price volatility	.74

(1)          Employee stock purchase plan was approved by shareholders on May 27, 2004.  Prior year plan statistics are not applicable.

The weighted-average estimated fair value of employee stock options was $3.21, $4.03 and $1.51 per share for stock options granted at fair market value in 2004, 2003 and 2002, respectively. The weighted-average estimated fair value of employee stock options was $4.58, $1.62 and $1.09 per share for stock options granted below fair market value in 2004, 2003 and 2002, respectively.  The weighted average estimated fair value of shares granted under the employee stock purchase plan during 2004 was $1.83.

The option valuation models used in 2004, 2003 and 2002, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Revenue Recognition

Revenue relates primarily to research and development services rendered in connection with collaborative arrangement, and to a lesser extent, the achievements of milestones under such arrangement. Revenues related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract. Nonrefundable milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement. The revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the client and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Comprehensive Income

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in shareholders’ equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 has been reflected in the Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity (Net Capital Deficiency).

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

Net Loss Per Common Share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans are not included as their effect is antidilutive. For the three years ended December 31, the following potentially dilutive securities were excluded from the computation of diluted earnings per share:

	2004		2003		2002
	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price
Stock options	4,346,620	$5.01	3,820,898	$4.16	3,299,690	$3.78
Warrants	2,942,404	$2.89	3,211,283	$3.09	1,818,629	$4.56
Convertible preferred shares and accrued interest	2,251,822	—	1,478,690	—	1,380,373	—
Convertible promissory note and accrued interest	1,338,620	—	1,037,709	—	950,244	—
Biovail Conditional Option	—	—	—	—	821,959	$5.13
Biovail Purchaser’s Option	3,901,961	$8.21	3,871,467	$6.73	210,835	$5.43
	14,781,427		13,420,047		8,481,730

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

Reclassification

Certain account reclassifications have been made to the financial statements of the prior years in order to conform to classifications used in the current year.  These changes have no impact on previously stated net losses of the Company.

Recently Issued Accounting Standards

In June 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice.  The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004.  Once the FASB reaches a final decision on the measurement and recognition provision, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 123R, Share-Based Payment (FAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is not longer an alternative.  FAS 123R must be adopted by the Company no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt FAS 123R on July 1, 2005.

FAS 123R permits public companies to adopt its requirement using one of two methods:  1)  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company plans to adopt FAS 123R using the modified prospective method.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2, Stock-Based Compensation, of the Company’s consolidated financial statements.  FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position).  There is no tax impact related to the prior periods since the Company is in a net loss position.

3.      Collaborative Arrangements and Contracts

Elan Corporation, plc

In January 2000, the Company and Elan to formed a joint venture to develop products using drug delivery technologies and expertise of both Elan and Depomed. The joint venture, Depomed Development, Ltd. (DDL), a Bermuda limited liability company was originally owned 80.1% by the Company and 19.9% by Elan. In conjunction with the formation of DDL, Elan purchased 12,015 shares of Depomed Series A Preferred Stock at $1,000 per share.  The Company applied the proceeds of the Series A Preferred Stock to purchase its 80.1% share of DDL.  In January 2000, under the terms of the agreement, DDL paid $15,000,000 to Elan for a license providing DDL non-exclusive rights to use certain Elan in-process drug delivery technologies. The Elan technology rights acquired related to very early stage technology that, in the opinion of management, had not reached technological feasibility and had no future alternative uses. Depomed also licensed certain drug delivery technologies to DDL on a non-exclusive basis. DDL subcontracted research and development efforts to Depomed, Elan and others until August 2002 when all product development ceased. In September 2003, Elan and Depomed amended or terminated several of the contracts governing the operation of DDL. The modifications to the joint venture arrangements included, among other modifications, the termination of Elan’s participation in the management and the board of directors of DDL and the termination of Elan’s license of certain of its technologies to DDL.  In June 2004, Depomed acquired Elan’s 19.9% interest in DDL for $50,000.  Also in June 2004, Elan sold its Depomed Series A Preferred Stock to an unrelated third party.

DDL recognized a net loss of approximately $6,000, $16,000, $3,041,000 and $24,756,000 for the periods ending December 31, 2004, 2003, 2002 and the period from inception (January 7, 2000) to December 31, 2004, respectively. The net loss from inception to December 31, 2004 includes a $15,000,000 payment to Elan for the acquisition of in-process research and development rights related to certain Elan drug delivery technologies used in the development of unproven therapeutic products.

Following the termination of Elan’s participation in the management of DDL, the Company continued to own 80.1% of the outstanding capital stock (and 100% of the outstanding common stock) of DDL and as of September 16, 2003 the Company controlled the management of DDL and was responsible for 100% of the expenses incurred by DDL. Pursuant to the Company’s adoption of FIN No. 46 on July 1, 2003, the Company consolidated the accounts of DDL on July 1, 2003, and consolidated DDL’s operating results, net of noncontrolling interest, for the period from July 1, 2003 through September 15, 2003. Since September 2003, Depomed has recognized 100% of DDL’s operating results.

For the period from July 1, 2003 to September 15, 2003, the Company consolidated approximately $2,000 of DDL expenses, net of noncontrolling interest, which amount is included in general and administrative expenses in the consolidated statement of operations. For the year ending December 31, 2004 and for the period from September 16, 2003 to December 31, 2003, the Company consolidated general and administrative expense of approximately $6,000 and $9,000, respectively, related to DDL. The Company expects to consolidate general and administrative expense of approximately $10,000 annually.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.  The Company has not made a determination as to DDL’s future.

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated (Biovail) an exclusive license in the United States and Canada to manufacture and market Glumetza™ (Metformin GR). Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of Glumetza. In April 2003, Biovail submitted the New Drug Application to the U.S. Food and Drug Administration (FDA) for approval.  The agreement provides for a $25.0 million milestone payment to the Company upon approval by the FDA and further provides for royalties on net sales of Glumetza. Biovail has an option to reduce certain of the royalties for a one-time payment to the Company of $35.0 million.

In July 2002, Biovail purchased approximately 2.5 million shares of Depomed common stock and received two options to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock (See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements).

In April 2004, the Company and Biovail amended the Glumetza licensing agreement.  Under the amended agreement, the Company will receive royalties on sales of Biovail’s 1000 mg metformin HCl tablet in the United States and Canada in exchange for allowing Biovail to use the Company’s clinical data for its Metformin GR, a 500 mg metformin HCl tablet, to support and accelerate regulatory submissions for Biovail’s 1000 mg tablet and to establish equivalence between the two dosage forms.

ActivBiotics, Inc.

In October 2002, the Company signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics’ antibiotic compound, Rifalazil™. Under the agreement, ActivBiotics had funded the Company’s research and development expenses related to the feasibility studies. In June 2004 the Company gave notice of termination of its agreement with ActivBiotics.  The Company recognized revenues of approximately $28,000 and $476,000 during 2004 and 2003, respectively, which approximated the costs recognized under the agreement. At December 31, 2003, the amount receivable under this agreement totaled $59,000.  There was no amount receivable as of December 31, 2004.

Other Collaborative Partner

In June 2003, the Company signed an agreement with an undisclosed collaborative partner to conduct feasibility studies for the partner. As of September 2004, the Company had completed its product development for the partner.  The Company recognized revenue of approximately $144,000 and $408,000 in 2004 and 2003, respectively, which approximated the costs recognized under the agreement. At December 31, 2003, the amount receivable under this agreement totaled $205,000.  No amount was receivable as of December 31, 2004.

LG Life Sciences, Ltd.

In August 2004, the Company entered into a license and distribution agreement granting LG Life Sciences, Ltd. an exclusive license to market and sell Glumetza (500mg) in the Republic of Korea.  The agreement provides for an upfront license fee, milestone fee upon approval in Korea and royalties on net sales of Glumetza (500mg).  The $600,000 upfront license fee will be amortized over a period of eight years, which represents the estimated length of time that the Company is obligated to provide assistance in development and manufacturing. The Company recognized revenue of $31,000 in 2004 related to the amortization of this upfront fee.

4.      Property and Equipment

For the years ended December 31, property and equipment consists of the following:

	2004	2003
Furniture and office equipment	$1,255,802	$919,195
Laboratory equipment	3,563,173	3,114,444
Leasehold improvements	2,854,313	918,502
	7,673,288	4,952,141
Less accumulated depreciation and amortization	(3,732,160)	(2,811,531)
Property and equipment, net	$3,941,128	$2,140,610

Property and equipment includes assets under capitalized leases of $139,000 and $107,000 at December 31, 2004 and 2003, respectively. Accumulated amortization related to assets under capital leases is included in accumulated depreciation and amortization and totals $108,000 and $72,000 at December 31, 2004 and 2003, respectively.  Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1,168,000, $838,000 and $736,000, respectively.

During the year ended December 31, 2004, the Company disposed of office and laboratory equipment with a net carrying value of approximately $30,000.  The Company determined that the equipment was obsolete and had no salvage value.  The carrying value was charged to expense.

5.      Commitments and Contingencies

Convertible Promissory Note

In January 2000, the Company signed an agreement to issue a convertible promissory note to Elan for up to $8,010,000 through September 2002 to fund research and development of DDL, formerly a joint venture with Elan. The note is due in January 2006 and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed and outstanding under the facility. At Elan’s option, the note is convertible into the Company’s common stock. An anti-dilution provision of the note was triggered by the Company’s November 2000, March 2002 and October 2003 financings (See Note 7 of the Notes to Consolidated Financial Statements, Redeemable Preferred Stock and Shareholders’ Equity, Private Placements), which adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $7.68 per share. Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the draws under the loan facility, there was no beneficial conversion feature triggered. As of December 31, 2004 and 2003, there was $10,281,000 and $9,412,000, respectively, outstanding related to the note. The outstanding amounts include accrued interest of $2,484,000 and $1,615,000 at December 31, 2004 and 2003, respectively. The unused portion of the convertible promissory note of $213,000 expired on September 30, 2002.

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

Long-Term Debt

In March 2001, the Company entered into a secured equipment financing credit facility. The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001. The interest rate was recalculated with each draw at 7.5% above the then current thirty-six (36) month US Treasury Note rate. At the end of December 2001, the Company had utilized approximately $1,347,000 of the credit facility. The first draw under the facility, completed in March 2001, was $587,500, at an annual interest rate of 12.0% was repaid as of April 2004.  The second draw under the facility, completed in September 2001, was $567,900, at an annual interest rate of 11.64%. Equal payments of principal and interest of approximately $16,500 are due monthly through March 2005. The third and final draw under the facility, completed in December 2001, was $192,000, at an annual interest rate of 11.65%. Equal payments of principal and interest of approximately $5,600 are due monthly through July 2005. The unused portion of the credit facility of $653,000 expired on December 31, 2001. Loans under the facility were collateralized initially by a security interest in all of the Company’s assets until the Company completed one or more financings of an aggregate of at least $10,000,000. As a result of the financing completed in June 2001, the security interest in the Company’s assets was released in March 2002. The financed equipment will serve as collateral for the remaining duration of the loans.  As of December 31, 2004, the carrying amount of the collateralized equipment totaled approximately $219,000.

In connection with the March 2001 credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company’s common stock at $3.98 per share. The warrants are exercisable until March 2006. The Company valued the warrants using the Black-Scholes Option Valuation Model and treated the resulting value of $112,400 as debt issuance costs. These costs are offset against the debt obligation and will be amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method. During the year, $26,444 of the issuance costs was amortized into interest expense.

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

In 2004, the Company received a leasehold improvement allowance from the landlord of approximately $357,000 which was used to reimburse costs of remodeling the Company's facility.  The Company recorded a corresponding leasehold obligation of $357,000 related to the allowance.  As of December 31, 2004, approximately $47,000 was amortized in offsetting entries to amortization expense and rent expense.

Future minimum payments under the operating leases, capital leases and long-term debt at December 31, 2004, together with the present value of those minimum payments, are as follows:

	Operating Leases	Capital Leases	Long-Term Debt	Convertible Note
Year ending December 31,
2005	$1,000,078	$33,159	$88,652	$—
2006	978,388	—	—	11,283,300
2007	992,148	—	—	—
2008	333,958	—	—	—
	$3,304,572	33,159	88,652	11,283,300
Less amount representing interest		(747)	(2,420)	(1,002,709)
Present value of future lease payments		32,412	86,232	10,280,591
Less current portion		(32,412)	(86,232)	—
Non-current portion		$—	$—	$10,280,591

Rent expense for the years ended December 31, 2004, 2003 and 2002 and for the period from inception to December 31, 2004 was approximately $1,057,000, $884,000, $661,000 and $4,645,000, respectively.

6.      Related Party Transactions

Consulting Agreement

In September 1998, the Company entered into a consulting agreement with Burrill & Co., whereby the Company was required to pay a monthly retainer of $5,000 and other fees related to partnering arrangements. The principal of Burrill & Co., G. Steven Burrill, is a director of the Company. The Company terminated the agreement as of November 30, 2003.  For the years ended December 31, 2003 and 2002, the Company paid a total of $55,000 and $60,000, respectively, in connection with this agreement. The Company terminated the agreement as of November 30, 2003.

Elan Corporation, plc

In January 2000, the Company formed a joint venture, Depomed Development, Ltd. (DDL), with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies.  DDL, a Bermuda limited liability company, was owned 80.1% by Depomed and 19.9% by Elan until the Company acquired Elan’s 19.9% interest in June 2004 (See Note 3 of the Notes to Consolidated Financial Statements, Collaborative Arrangements and Contracts, Elan Corporation, plc).

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

7.      Redeemable Preferred Stock and Shareholders’ Equity

Series A Preferred Stock

The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime between January 2002 and January 2006 into the Company’s common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share.  In December 2004, the Company entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between the Company and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock.  Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share.  The Company and the stockholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a “significant modification” of the agreement had been made, and, therefore, a new “commitment date” for accounting purposes had been established on December 10, 2004.  The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification.  The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends.  The fair value of the underlying common stock on December 10, 2004 was $5.06 per share.  The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect of also providing a deemed dividend to the preferred stockholder.

In conjunction with the agreement, the Company issued a warrant to the Series A Preferred stockholder.  The value of the warrant was considered in determining the value of the modified security.  The warrant is exercisable for shares of the Company’s common stock during the period between January 2006 and January 2009.  The exercise price of the warrant initially will be equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006.  The exercise price of the warrant will decrease by approximately 4.8% per year during the exercise period, such that the number of shares of the Company’s common stock issuable upon exercise of the warrant will increase by approximately 5.1% per year.  The exercise of the warrant will be satisfied only by surrender of outstanding shares of Series A Preferred Stock.

As of December 31, 2004, the Series A Preferred Stock and accrued dividends were convertible into 2,251,822 shares of common stock.

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

In November 2000, the Company completed a private placement of a combination of common stock and warrants, with net proceeds of approximately $4,762,000. The private placement consisted of 50 units, each unit consisting of 28,571 shares of common stock, no par value, and warrants to purchase 7,142 shares of common stock at an exercise price of $5.50 per share.  The Company offered these units to private investors at a price of $100,000 per unit. Additionally, the Company issued 42,856 of the warrants as a commission to a broker. 199,978 unexercised warrants related to this private placement expired on November 14, 2004.

In June 2001, the Company completed a private placement of a combination of 2,908,922 shares of common stock and warrants to purchase 1,672,630 shares of common stock, for net proceeds of $11,331,000. As of December 31, 2003, 883,216 warrants remain outstanding and are exercisable until June 2006 at a weighted-average exercise price of $4.42.

In March 2002, the Company completed a private placement of 2,300,000 shares of common stock for $3.83 per share, with net proceeds of $8,078,000. Additionally, the Company issued warrants as a commission to a broker to purchase 121,981 shares of common stock. As of December 31, 2004, 63,478 warrants remain outstanding and are exercisable until March 2006 at an exercise price of $4.875.

In July 2002, Biovail Laboratories, Inc. purchased 2,465,878 shares of the Company’s common stock at $5.00 per share, with net proceeds of $12,263,000. Additionally, Biovail received a one-year option to purchase up to 821,959 shares of the Company’s common stock at $5.125 per share which expired on July 9, 2003. Biovail also received a three-year option to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock following exercise of the option at an exercise price initially equal to $5.00 per share and increasing at 20% per year, compounded monthly. At December 31, 2004, the three-year option was exercisable for up to 3,901,961 shares at $8.21 per share.

In April 2003, the Company sold 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,668,000. The warrants are exercisable until April 2008 at an exercise price of $2.16. The fair value of the warrants on the date of issuance, using the Black-Scholes Option Valuation Model, was approximately $4.6 million. The value of the warrants has been recorded with offsetting entries in stockholders’ equity as the warrant value is also considered an issuance cost of the financing. As of December 31, 2004, 2,003,183 warrants remain outstanding related to this private placement.

Public Offering

In October 2003, the Company sold 6,500,000 shares of common stock in an underwritten public offering at a public offering price of $5.50 per share with net proceeds of approximately $33,186,000. In November 2003, the Company sold an additional 975,000 shares of its common stock at a public offering price of $5.50 per share with net proceeds of approximately $5,041,000 pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the public offering.

Warrant and Option Exercises

During 2004, investors, consultants and employees exercised 47,473 warrants and 35,902 options for 74,446 shares of the Company’s common stock with net proceeds of approximately $232,000.

As of December 31, 2004, 2,942,404 shares of common stock were reserved for issuance for all outstanding warrants and 3,901,961 shares were reserved for the three-year option issued to Biovail.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has subsequently been amended. The 1995 Plan provides for the granting to employees of the Company, including officers and employee directors, of incentive stock options, and for the granting of nonstatutory stock options to employees, directors and consultants of the Company.

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

A summary of the Company’s 1995 Plan stock option activity and related information for the period from inception (August 7, 1995) to December 31, 2004 follows:

			Outstanding Options
	Shares Available For Grant		Number of Shares	Weighted- Average Exercise Price
Shares authorized	250,000		—	—
Options granted	(120,000)		120,000	$0.09
Balance at December 31, 1995	130,000		120,000	$0.09
Options granted at fair value	(3,334)		3,334	$0.09
Options granted below fair value	(83,333)		83,333	$0.90
Options exercised	—		(91,666)	$0.09
Balance at December 31, 1996	43,333		115,001	$0.68
Shares authorized	750,000		—	—
Options granted at fair value	(369,166)		369,166	$4.12
Options granted below fair value	(153,333)		153,333	$3.00
Options exercised	—		—	—
Balance at December 31, 1997	270,834		637,500	$3.23
Shares authorized	200,000	(1)	—	—
Options granted at fair value	(296,498)		296,498	$8.10
Options granted below fair value	(60,000)		60,000	$5.92
Options forfeited	7,500		(7,500)	$3.75
Balance at December 31, 1998	121,836		986,498	$4.85
Shares authorized	600,000		—	—
Options granted at fair value	(363,551)		363,551	$2.93
Options exercised	—		(1,666)	$3.00
Options forfeited	21,000		(21,000)	$7.29
Balance at December 31, 1999	379,285		1,327,383	$4.29
Shares authorized	600,000		—	—
Options granted at fair value	(485,328)		485,328	$3.90
Options forfeited	4,000		(4,000)	$5.47
Options expired	5,000		(5,000)	$11.25
Balance at December 31, 2000	502,957		1,803,711	$4.16
Shares authorized	500,000	(2)	—	—
Options granted at fair value	(812,714)		812,714	$4.83
Options exercised	—		(3,333)	$3.00
Balance at December 31, 2001	190,243		2,613,092	$4.37
Shares authorized	1,306,811	(3)	—	—
Options granted at fair value	(143,727)		143,727	$2.70
Options granted below fair market value	(636,500)		636,500	$1.71
Options exercised	—		(61,379)	$2.82
Options forfeited	12,250		(12,250)	$4.50
Options expired	20,000		(20,000)	$9.63
Balance at December 31, 2002	749,077		3,299,690	$3.78
Shares authorized	493,189		—	—
Options granted at fair value	(531,951)		531,951	$6.56
Options granted below fair market value	(25,527)		25,527	$2.70
Options exercised	—		(31,270)	$3.07
Options forfeited	5,000		(5,000)	$5.00
Balance at December 31, 2003	689,788		3,820,898	$4.16
Options granted at fair value	(74,490)		74,490	$7.32
Options granted below fair market value	(50,000)		50,000	$6.76
Options exercised	—		(35,902)	$2.58
Options forfeited and retired from pool	—		(120,810)	$5.25
Shares retired from pool	(565,298	)(4)	—	—
Balance at December 31, 2004	—		3,788,676	$4.24

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

(4)          On May 27, 2004, the 1995 Plan was terminated with respect to grants of new stock options.  All shares which were available for grant before May 27, 2004, were subsequently retired from the pool and are no longer available for grant.  In the future, all options which expire or are forfeited will be retired from the pool.

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Plan by 1,306,811 shares. On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company’s shareholders approved this increase to the 1995 Plan. In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options. For the year ended December 31, 2004, the Company recognized approximately $251,000 in stock-based compensation expense related to these stock options.

In December 2003, the Board of Directors approved a stock option which was subject to the optionee’s acceptance of employment which occurred in February 2004.  Since the fair market value of the underlying common stock was greater on the date of the optionee’s employment than on the grant date, the Company was required to record the difference of approximately $32,000 as deferred stock-based compensation expense to be recognized ratable over the vesting period of the related stock option.  In the year ended December 31, 2004, we recognized approximately $7,000 in stock-based compensation related to this stock option.  We expect to recognize approximately $2,000 per quarter through the first quarter of 2008 related to this stock option.

Exercisable options granted under the 1995 Plan at December 31, 2004, totaled 2,946,736. Exercise prices for options outstanding as of December 31, 2004 ranged from $0.09 to $10.25. The following table summarizes information about options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$ 0.09 - 1.95	762,785	$1.62	7.14	446,854	$1.56
$ 2.70 - 3.75	1,305,535	$3.37	4.31	1,279,030	$3.38
$ 4.19 - 5.80	849,720	$4.95	6.11	727,034	$4.92
$ 6.10 - 7.75	823,636	$6.99	7.12	446,818	$7.16
$ 9.50 - 10.25	47,000	$9.70	3.27	47,000	$9.70
	3,788,676			2,946,736

At December 31, 2004, the Company had 3,788,676 common shares reserved for issuance under the 1995 Plan.

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the granting to employees of the Company, including officers, of incentive stock options, and for the granting of nonstatutory stock options to employees, directors and consultants of the Company.

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

A summary of the Company’s 2004 Plan stock option activity and related information for the period from the 2004 Plan approval date (May 27, 2004) to December 31, 2004 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	3,500,000	—	—
Options granted at fair value	(557,944)	557,944	$5.25
Balance at December 31, 2004	2,942,056	557,944	$5.25

Exercisable options granted under the 2004 Plan at December 31, 2004, totaled 27,193. Exercise prices for options outstanding as of December 31, 2004 ranged from $4.91 to $7.78. The following table summarizes information about options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$ 4.91 - 5.08	520,157	$5.07	9.93	22,032	$4.92
$ 7.78	37,787	$7.78	9.29	5,161	$7.78
	557,944			27,193

At December 31, 2004, the Company had 3,500,000 common shares reserved for issuance under the 2004 Plan.

Amendment to Director Stock Option Agreements

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of the Company’s Board of Directors. In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option. A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision. The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefited from this provision with respect to outstanding options. As of December 31, 2004, no expense had been recognized related to these options.

2004 Employee Stock Purchase Plan

In May 2004, the 2004 Employee Stock Purchase Plan (the ESPP) was approved by the shareholders.  The ESPP is qualified under Section 423 of the Internal Revenue Code.  The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions.  The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.  In 2004, the Company sold 47,532 shares of common stock under the ESPP.  At December 31, 2004, the Company had 452,468 common shares reserved for issuance under the ESPP.

Deferred Stock-Based Compensation

For options granted through the initial public offering date, November 5, 1997, the Company recognized an aggregate of $517,000 as deferred stock-based compensation which represents the excess of the fair value of the common stock on the date of grant over the exercise price. The deferred stock-based compensation expense was recognized over the vesting period of the options. Compensation expense relating to the amortization of deferred stock-based compensation recorded in the 2004 and 2003 consolidated statements of operations was $258,000 and $151,000, respectively and none in 2002. Further, the Company recognized expense of $95,000, $28,000 and  $32,000 in 2004, 2003 and 2002, respectively relating to the value of stock options granted to consultants in exchange for services.

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

9.      Income Taxes

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $106,000,000, which expire in the years 2010 through 2024 and federal research and development tax credits of approximately $1,100,000 which expire in the years 2011 through 2024.  Net operating loss carryforwards for state income tax purposes were approximately $62,000,000, which expire in the years 2005 through 2014 and state research and development tax credits were approximately $1,200,000 which have no expiration date.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
Deferred Tax Assets:	2004	2003	2002
Net operating loss carryforwards	$39,500,000	$27,900,000	$17,100,000
Research credit carryforwards	2,000,000	1,100,000	1,200,000
In-process research and development	3,200,000	3,500,000	3,800,000
Capitalized research expenses	1,300,000	2,800,000	1,600,000
Other, net	200,000	200,000	100,000
Total deferred tax assets	46,200,000	35,500,000	23,800,000
Valuation allowance for deferred tax assets	(46,200,000)	(35,500,000)	(23,800,000)
Deferred tax assets, net	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10,700,000, $11,700,000 and $4,800,000 during the years ended December 31, 2004, 2003 and 2002, respectively.  The Company’s tax provision included $99,000 of foreign taxes related to license fee withholdings by the Republic of Korea.

The provision for income taxes is from continuing operations and consists of the following:

	Year Ended December 31,
Current:	2004	2003	2002
Foreign	$99,000	$—	$—

Deferred:
Foreign	—	—	—
Total provision for income taxes	$99,000	$—	$—

The difference between the actual tax rate and the statutory rates is as follows:

	Year Ended December 31,
	2004	2003	2002
Tax at federal statutory rate of 34%	$(9297,000)	$(10,505,000)	$(4,588,000)
State tax, net of federal benefit	—	—	—
Foreign tax	99,000	—	—
Net operating losses not benefited	9,098,0000	10,401,000	4,588,000
Other	199,000	104,000	—
	$99,000	$—	$—

10.   Summarized Quarterly Data (Unaudited)

The following tables set forth certain consolidated statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2003 through the quarter ended December 31, 2004. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2004 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$18,750	$64,094	$—	$119,725
Loss from operations	(5,712,240)	(6,484,649)	(7,537,643)	(6,600,240)
Net loss	(5,859,591)	(6,703,007)	(7,630,094)	(6,680,945)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.22)	$(0.19)

	2003 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$111,814	$364,550	$118,640	$386,986
Loss from operations	(9,378,428)	(6,856,120)	(7,015,788)	(6,148,119)
Net loss	(9,508,183)	(7,036,548)	(7,167,784)	(6,302,583)
Basic and diluted net loss per share	$(0.30)	$(0.27)	$(0.30)	$(0.38)

11.   Subsequent Event

Registered Direct Public Offering

In January 2005, the Company completed a registered direct public offering of 5,036,000 shares of its common stock at $4.50 per share with estimated net proceeds of $21,075,000.  As a result of this financing, the conversion price of the Series A Preferred Stock and the convertible promissory note have been adjusted to $7.12 and $7.30, respectively.

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Articles of Incorporation
3.2(11)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(1)	Bylaws, as amended
4.1(1)	Specimen Common Stock Certificate
4.1(2)	Company Registration Rights Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
4.2(2)	Newco Registration Rights Agreement dated January 21, 2000 among the company Newco and Elan International Services, Ltd.
4.3(2)	Convertible Promissory Note dated January 21, 2000 issued by the company to Elan International Services, Ltd.
4.4(3)	Form of Subscription Agreement dated as of November 2, 2000
4.5(3)	Form of Class A Warrant dated as of November 2, 2000
4.6(3)	Form of Class B Warrant dated as of November 2, 2000
4.7(4)	Form of Subscription Agreement dated as of May 2, 2001
4.8(4)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.9(4)	Form of Warrant dated as of June 13, 2001
4.10(6)	Form of Subscription Agreement dated as of March 14, 2002
4.11(6)	Placement Agent Warrant dated as of March 14, 2002
4.12(12)	Form of Warrant dated as of April 21, 2003
10.1(8)	1995 Stock Option Plan, as amended
10.2(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.3(1)	Form of Indemnification Agreement between the company and its directors and executive officers
+10.4(2)	Securities Purchase Agreement dated January 21, 2000 between the company and Elan International Services, Ltd.
+10.5(2)	Subscription, Joint Development Operating Agreement dated January 21, 2000 among the company, Newco, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.6(2)	Company License Agreement dated January 21, 2000 among the company, Newco and Elan Corporation, plc.
10.7(5)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
+10.8(11)	Waiver and Termination Agreement dated November 8, 2002 among the company, Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd.
+10.9(7)	Amended License and Development Agreement, dated as of April 27, 2004, between the company and Biovail Laboratories Incorporated
+10.10(9)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.11(10)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
10.12(12)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
10.13(13)	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park LLC
10.14(13)	Lease agreement dated April 30, 2003 between the company and Menlo Park Business Park LLC
10.15(14)	Termination Agreement, dated as of September 16, 2003 among the company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. and Depomed Development, Ltd.
10.16(14)	Exclusive License Agreement, dated as of September 18, 2003, between the company and Depomed Development, Ltd.
10.17(15)	2004 Equity Incentive Plan
10.18(15)	2004 Employee Stock Purchase Plan
10.19(16)	Agreement, dated as of December 10, 2004, between the company and Kings Road Investments, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See Page 37)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(1)	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
(3)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-53486) filed on January 10, 2001
(4)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001
(5)	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
(6)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002
(7)	Incorporated by reference to the company’s Form 8-K filed on May 4, 2004
(8)	Incorporated by reference to the company’s registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002
(9)	Incorporated by reference to the company’s Form 8-K/A dated May 28, 2002 and filed on December 23, 2002
(10)	Incorporated by reference to the company’s Form 8-K/A dated November 22, 2002 and filed on December 23, 2002
(11)	Incorporated by reference to the company’s Form 10-K filed on March 31, 2003
(12)	Incorporated by reference to the company’s Form 8-K filed on April 25, 2003
(13)	Incorporated by reference to the company’s Form 10-Q filed on August 14, 2003
(14)	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2003
(15)	Incorporated by reference to the company’s Form S-8 filed on June 21, 2004
(16)	Incorporated by reference to the company’s Form 8-K filed on December 14, 2004
+	Confidential treatment granted