Form 10-Q
period 2005-03-31
DEPOMED INC
filed 2005-05-10
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 6, 2005 was 39,732,701.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2005 and 2004, and for the period from inception (August 7, 1995) to March 31, 2005

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004, and for the period from inception (August 7, 1995) to March 31, 2005

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 6. Exhibits

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,324,872	$953,295
Marketable securities	22,147,070	17,151,544
Prepaid and other current assets	674,352	442,349
Total current assets	33,146,294	18,547,188
Property and equipment, net	3,694,148	3,941,127
Other assets	325,858	380,268
	$37,166,300	$22,868,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,557,034	$1,733,474
Accrued compensation	655,918	910,723
Other accrued liabilities	712,423	556,084
Capital lease obligation, current portion	13,497	32,412
Long-term debt, current portion	15,183	73,008
Deferred revenue, current portion	75,000	75,000
Other current liabilities	93,073	93,073
Promissory note, current	10,504,635	—
Total current liabilities	13,626,763	3,473,774
Promissory note, non-current	—	10,280,591
Deferred revenue, non-current portion	475,000	493,750
Other long-term liabilities	193,903	217,170
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 15,821 shares issued and outstanding at March 31, 2005 and December 31, 2004	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 39,732,701 and 34,691,190 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	138,273,654	117,070,946
Deferred compensation	(557,947)	(621,980)
Deficit accumulated during the development stage	(126,760,062)	(119,984,625)
Accumulated other comprehensive loss	(100,011)	(76,043)
Total shareholders’ equity:	22,870,634	8,403,298
	$37,166,300	$22,868,583

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period From Inception (August 7, 1995) to March 31, 2005

	Three Months Ended March 31,
	2005	2004
Revenue:
Collaborative agreements	$—	$119,725	$4,964,332
Collaborative agreements with affiliates	—	—	5,101,019
License revenue	18,750	—	50,000
Total revenue	18,750	119,725	10,115,351

Operating expenses:
Research and development	5,016,858	5,577,215	106,379,927
General and administrative	1,716,064	1,142,750	27,394,134
Purchase of in-process research and development	—	—	298,154
Total operating expenses	6,732,922	6,719,965	134,072,215

Loss from operations	(6,714,172)	(6,600,240)	(123,956,864)

Other income (expenses):
Equity in loss of joint venture	—	—	(19,817,062)
Gain from Bristol-Myers legal settlement	—	—	18,000,000
Interest and other income	171,874	145,997	2,566,650
Interest expense	(233,139)	(226,702)	(3,453,786)
Total other income (expenses)	(61,265)	(80,705)	(2,704,198)

Net loss before income taxes	(6,775,437)	(6,680,945)	(126,661,062)

Provision for income taxes	—	—	(99,000)

Net loss	(6,775,437)	(6,680,945)	(126,760,062)

Deemed dividend on preferred stock	(193,657)	—	(193,657)

Net loss applicable to common shareholders	$(6,969,094)	$(6,680,945)	$(126,953,719)

Basic and diluted net loss per common share	$(0.18)	$(0.19)

Shares used in computing basic and diluted net loss per common share	39,056,213	34,584,997

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period From Inception (August 7, 1995) to
	2005	2004	March 31, 2005
Operating Activities
Net loss	$(6,775,437)	$(6,680,945)	$(126,760,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	—	19,817,062
Depreciation and amortization	352,580	417,489	5,039,595
Amortization of deferred compensation	199,058	64,103	1,555,101
Stock-based compensation issued to consultants	4,990	22,655	369,963
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	—	99,787	—
Prepaid and other current assets	(232,003)	(65,603)	(674,352)
Other assets	54,410	(123,370)	(326,016)
Accounts payable and other accrued liabilities	(20,101)	5,160	2,269,457
Accrued compensation	(254,805)	(247,882)	588,442
Accrued interest expense on notes	224,044	207,385	2,721,550
Deferred revenue	(18,750)	—	550,000
Net cash used in operating activities	(6,466,014)	(6,301,221)	(94,551,106)

Investing Activities
Investment in joint venture	—	—	(19,817,062)
Expenditures for property and equipment	(170,904)	(489,338)	(7,784,577)
Purchases of marketable securities	(8,441,442)	(4,747,270)	(95,276,282)
Maturities and sales of marketable securities	3,464,758	3,996,017	72,774,200
Net cash used in investing activities	(5,147,588)	(1,240,591)	(50,103,721)

Financing Activities
Payments on capital lease obligations	(19,689)	(6,086)	(393,592)
Proceeds from equipment loans	—	—	1,947,006
Payments on equipment loans	(57,825)	(107,593)	(1,819,423)
Proceeds from issuance of notes payable	—	—	8,846,703
Payments on notes payable	—	—	(1,000,000)
Payments on shareholder loans payable	—	—	(294,238)
Proceeds on issuance of common stock, net of issuance costs	21,062,693	102,306	135,678,243
Proceeds on issuance of preferred stock	—	—	12,015,000
Net cash provided by (used in) financing activities	20,985,179	(11,373)	154,979,699

Net increase (decrease) in cash and cash equivalents	9,371,577	(7,553,185)	10,324,872
Cash and cash equivalents at beginning of period	953,295	20,044,698	—
Cash and cash equivalents at end of period	$10,324,872	$12,491,513	$10,324,872

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

 (A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended March 31, 2005 are not necessarily indicative of results to be expected for the entire year ending December 31, 2005 or future operating periods.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.  The balance sheet does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

As of March 31, 2005, the Company had approximately $32,472,000 in cash, cash equivalents and marketable securities, working capital of $19,520,000 and accumulated net losses of $126,760,000.  In the course of its development activities, the Company expects such losses to continue for at least the next two years.  Management plans to continue to finance the operations with its existing capital resources, a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Principles of Consolidation

The consolidated financial statements for the quarter ended March 31, 2005, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, “Elan”), which became a wholly owned subsidiary in the second quarter of 2004. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  In June 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000 and DDL became a wholly owned subsidiary of the Company.  Intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees.  Accordingly, the Company accounts for grants of stock options to its employees and directors according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant).  Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

Pro forma net loss information using the fair value method accounting for grants of stock options to employees and directors is included in the table shown below:

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common shareholders—as reported	$(6,969,094)	$(6,680,945)
Add: Total stock-based employee
compensation expense, included in the
determination of net loss as reported,
net of related tax effect	199,058	64,103
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method
for all awards, net of related tax effect	(559,146)	(525,170)
Net loss applicable to common shareholders—pro forma	$(7,329,182)	$(7,142,012)

Net loss per share—as reported	$(0.18)	$(0.19)
Net loss per share—pro forma	$(0.19)	$(0.21)

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

Revenue Recognition

Revenue relates primarily to research and development services rendered in connection with collaborative arrangements, and to a lesser extent, the achievements of milestones under such arrangements.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  The Company is required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement.  The revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the client and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if the Company has no significant continuing involvement under the terms of the arrangement. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 123R, Share-Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R supersedes APB No. 25 and amends Statement No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123. FAS 123R requires all share-based payments to employees and directors including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  In April 2005, the SEC adopted a new rule amending the compliance dates for FAS 123R.  In accordance with the new rule, the Company will adopt FAS 123R on January 1, 2006.

FAS 123R permits public companies to adopt its requirement using one of two methods:  1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees and directors prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company plans to adopt FAS 123R using the modified prospective method.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee and director stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1, Summary of Significant Accounting Policies, Stock-Based Compensation, of the Company’s condensed consolidated financial statements.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced material losses on its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity.  If the fair value of a marketable security is below its carrying value due to a significant adverse event, the impairment is considered to be other-than-temporary and the security is written down to its estimated fair value. Other-than-temporary declines in fair value of all marketable securities would be charged to “other expense”.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  Realized gains or losses have been insignificant and are included in “interest and other income”.  At March 31, 2005, the individual contractual period for all available-for-sale debt securities is within two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$11,199,150	$(25,740)	$—	$—	$11,199,150	$(25,740)
U.S. government debt securities	10,947,920	(74,271)	—	—	10,947,920	(74,271)
Total available-for-sale	$22,147,070	$(100,011)	$—	$—	$22,147,070	$(100,011)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher.  The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, that the severity and duration of the unrealized losses were not significant, and that the Company has the intent and ability to hold these instruments until such losses are recovered, which may be at maturity, the Company considers these unrealized losses to be temporary at March 31, 2005.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior years in order to conform to classifications used in the current year.  These reclassifications have no impact on previously stated net losses of the Company.

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of March 31, 2005 and 2004, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 16,326,931 and 13,837,016, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2005 and 2004 approximates net loss and includes unrealized losses on marketable securities.

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

Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL as of July 1, 2003.  Since September 2003, the Company has recognized 100% of DDL’s operating results.  For the three months ended March 31, 2005 and 2004, the Company consolidated general and administrative expense of approximately $7,000 and $6,000, respectively, related to DDL.  The Company expects to consolidate general and administrative expense of approximately $10,000 annually related to DDL.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.  The Company has not made a determination as to DDL’s future.

6. COMMITMENTS AND CONTINGENCIES

Elan Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The note has a six-year term, is due in January 2006, and bears interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  At Elan’s option, the note is convertible into the Company’s common stock.  An anti-dilution provision of the note was triggered by the Company’s November 2000, March 2002, October 2003 and January 2005 financings, which together adjusted the price at which the amount borrowed under the facility and the accrued interest convert into the Company’s common stock from $10.00 per share to $7.30 per share.  Since the adjusted conversion price was still greater than the fair market value of the common stock on the date of the each draw under the loan facility, there was no beneficial conversion feature.  The funding term of the loan expired in November 2002.  As of March 31, 2005, a total of $10,505,000 was outstanding on the note, including $2,708,000 of accrued interest.

7. SHAREHOLDERS’ EQUITY

Registered Direct Public Offering

In January 2005, the Company completed a registered direct public offering of 5,036,000 shares of its common stock at $4.50 per share with net proceeds of $21,053,000.

Series A Preferred Stock

The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime between January 2002 and January 2009 into the Company’s common stock (including the impact of a warrant issued to the Series A Preferred stockholder in December 2004). The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share.  In December 2004, the Company entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between the Company and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock.  Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share.  The Company and the stockholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a “significant modification” of the agreement had been made, and, therefore, a new “commitment date” for accounting purposes had been established on December 10, 2004.  The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification.  The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends.  The fair value of the underlying common stock on December 10, 2004 was $5.06 per share.  The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect of also providing a deemed dividend to the preferred stockholder.  However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12.

As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  For the period ended March 31, 2005, the Company recognized Series A Preferred Stock deemed dividends of approximately $194,000 attributable to the beneficial conversion feature.  The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or until January 2009.

As of March 31, 2005, the Series A Preferred Stock and accrued dividends were convertible into 2,412,778 shares of common stock.  The aggregate liquidation preference of the Series A Preferred Stock, including accrued dividends, was $17,179,000 as of March 31, 2005.

Warrant and Option Exercises

During the three months ended March 31, 2005, employees exercised options to purchase 5,511 shares of the Company’s common stock with net proceeds to the Company of approximately $9,000.

Stock-Based Compensation

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of the Company’s Board of Directors.  In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option. A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision. The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefited from this provision with respect to outstanding options. During the first quarter of 2005, the Company recognized approximately $135,000 related to these options.

8.  SUBSEQUENT EVENTS

Shareholder Rights Plan

On April 21, 2005, the Company adopted a shareholder rights plan, (the Rights Plan). Under the Rights Plan, the Company distributed one preferred share purchase right for each share of common stock outstanding at the close of business on May 5, 2005. If a person or group acquires 20% or more of the Company’s common stock in a transaction not pre-approved by the Company’s Board of Directors, each right will entitle its holder, other than the acquirer, to buy the Company’s common stock at 50% of its market value for the right’s then current exercise price (initially $35.00). In addition, if an unapproved party acquires more than 20% of the Company’s common stock, and the Company is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to purchase common stock of the merger party or asset buyer with a value of twice the exercise price of the rights.  Each right also becomes exercisable for one one-thousandth of a share of the Company’s Series RP preferred stock at the right’s then current exercise price ten days after an unapproved third party makes, or announces an intention to make, a tender offer or exchange offer that, if completed, would result in the unapproved party acquiring 20% or more of the Company’s common stock. The Board of Directors may redeem the rights for a nominal amount before an event that causes the rights to become exercisable. The rights will expire on April 21, 2015.

 In connection with the Rights Plan, the Company designated 100,000 no par shares of preferred stock to be Series RP preferred stock. These shares, if issued, will be entitled to receive quarterly dividends and liquidation preferences. There are no shares of Series RP preferred stock issued and outstanding and the Company does not anticipate issuing any shares of Series RP preferred stock except as may be required under the Rights Plan.

Collaboration Agreement

In April 2005, the Company entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to begin feasibility studies with an undisclosed drug.  Under the agreement, all research and development work with the partner’s drug will be funded by the partner.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•               regulatory approval of Glumetza™ (Metformin GR™) and Proquin™ (Ciprofloxacin GR™);

•               results and timing of our clinical trials, including the results of the Furosemide GR™ and Gabapentin GR™ trials and publication of those results;

•               our ability to raise additional capital;

•     our ability to obtain a marketing partner for Proquin or our other products; and

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

Gabapentin GR™

 We have developed Gabapentin GR, an extended release gabapentin product.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®.  We initiated a Phase II clinical trial for Gabapentin GR in the first quarter of 2005 for post-herpetic neuralgia, which we expect to complete in the third quarter of 2005.

Furosemide GR™

In September 2004, we completed a Phase II clinical trial for Furosemide GR.  Furosemide is a widely prescribed diuretic marketed as an immediate release formulation and sold by Aventis as Lasix®, as well as by several other pharmaceutical companies as a generic.  The results of the Phase II trial in moderate to severe congestive heart failure patients met the primary endpoints, which indicated that patients in the Furosemide GR treatment group experienced excretion of urine and electrolytes comparable to that of the furosemide immediate release treatment group.  However, we have extended the Phase II clinical trial with some of the patients to evaluate the extent to which an improvement in the frequency and urgency of diuresis can be achieved with Furosemide GR in congestive heart failure patients.  We expect to obtain the results of the clinical trial later in the second quarter of 2005.

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

In April 2005, we entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to begin feasibility studies with an undisclosed pharmaceutical compound.  Under the agreement, all research and development work with the partner’s drug will be funded by the partner.

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

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. We intend to continue investing in the further development of our drug delivery technologies and the GR System. We may need to make additional capital investments in laboratories and related facilities.  However, since NDAs for our two lead products have been submitted to the FDA in the second and third quarters of 2004 and our new product candidates are still in the earlier stages of development, we believe that our research and development expenses will remain relatively flat or decrease slightly during 2005.

We have generated a cumulative net loss of approximately $126,760,000 for the period from inception through March 31, 2005.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies.  There have been no changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2005.  For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three and Three Months Ended March 31, 2005 and 2004

Revenues

Revenue for the three months ended March 31, 2005 and 2004 was $19,000 and $120,000, respectively.  In 2005, revenue from licenses increased to $19,000 due to revenue recognized under a license agreement signed with LG Life Sciences in August 2004.  Pursuant to our agreement with LG Life Sciences, we expect to recognize additional license fees of approximately $19,000 per quarter until 2012.  Revenue from collaborative agreements decreased due to a reduction in product development services performed for ActivBiotics and another collaborative partner.  We completed product development services for these partners in 2004 and we do not expect to perform additional product development services under these respective agreements.

Research and Development Expense

Research and development expense decreased to $5,017,000 in the three months ended March 31, 2005 from $5,577,000 for the same period of 2004.  The net decrease of $560,000 was due to a decrease of $568,000 in expense related to external research and development services, including clinical trial expense as our Glumetza and Proquin Phase III trials, which concluded in the second quarter of 2004.  Other expense decreases of $73,000 for regulatory legal expense related to our FDA filings and $87,000 for computer software upgrades, equipment and office supplies used in research and development, were offset by $152,000 in additional expense related to the depreciation and amortization of lab equipment and leasehold improvements.  Since NDAs for our two lead products have been submitted to the FDA in the second and third quarters of 2004 and our new product candidates are still in earlier stages of development, we believe that our research and development expenses will remain relatively flat or decrease slightly during 2005.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally, results in increasing expenditures until actual product launch.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.  Since Glumetza has been licensed to Biovail and submitted to the FDA for approval, we can be reasonably certain of our remaining development and regulatory responsibilities and the associated expenses. Therefore, we are able to estimate that, as of March 2005, the costs to complete our activities related to Glumetza will not exceed $450,000, including costs for regulatory management, analytical testing and support.  Based on the uncertainty of future events related to Proquin, such costs cannot be predicted at this time.

General and Administrative Expense

General and administrative expense for the first quarter of 2005 and 2004 was $1,716,000 and $1,143,000, respectively.   The increase of $573,000 was due primarily to $325,000 for increased salaries and the hiring of additional employees.  Other increases of $141,000 were for consulting related to increased costs to comply with the Sarbanes-Oxley Act of 2002, and $75,000 related to fees for the recruitment of sales and marketing personnel who will assist us with preparation for the possible launch of Proquin.  We expect that general and administrative expense will continue to increase as personnel are hired in 2005.

Consolidated Subsidiary Expense

In January 2000, we formed Depomed Development Limited (DDL) with Elan to develop products using drug delivery technologies and expertise of both Elan and Depomed.  In August 2002, all product development activities ceased.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL, which included the termination of Elan’s participation in the management of DDL.  Pursuant to our adoption of FIN 46 on July 1, 2003, we consolidated the accounts of DDL for all subsequent periods.  Since September 2003, we have been responsible for 100% of the expenses incurred by DDL. In June 2004, we acquired Elan’s 19.9% interest in DDL for $50,000.

For the three months ended March 31, 2005 and 2004, we consolidated approximately $7,000 and $6,000, respectively, of DDL expenses, which are included in general and administrative expenses in the condensed consolidated statements of operations.  We expect to consolidate general and administrative expense of approximately $10,000 annually related to DDL.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.  We have not made a determination as to DDL’s future.

Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000.  The funding term of the loan expired in September 2002.  (See the Contractual Obligations section below).

Interest Income and Expense

Interest expense was approximately $233,000 and $227,000 for the three months ended March 31, 2005 and 2004, respectively.  The net increase of approximately $6,000 in interest expense for the period was due to increased interest of approximately $17,000 accrued on the Elan convertible loan facility, which was partially offset by a decrease of approximately $10,000 in interest expense on our other loan and lease obligations as they neared the end of their terms.  Interest on the Elan loan facility increased due to compounding of interest on the loan balance.  Interest and other income was approximately $172,000 for the three months ended March 31, 2005 compared to $146,000 in the same period of 2004.  The increase, year over year, was due to higher investment balances in 2005 as a result of our public offering in the first quarter of 2005 and also due to higher interest rates earned on our investment portfolio.  Interest and other income also included immaterial gains and losses realized on some of our marketable securities.

Series A Preferred Stock and Dividends

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share to fund our 80.1% share of the initial capitalization of DDL. The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock and dividends are convertible at anytime between January 2002 and January 2009 into our common stock (including the impact of a warrant issued to the Series A Preferred stockholder in December 2004). The original conversion price of the Series A Preferred Stock was $12.00. However, as a result of our March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share. In December 2004, we entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between us and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock (the December 2004 Agreement).  Pursuant to the December 2004 Agreement, among other matters, we agreed to adjust the conversion price to $7.50 per share.  We and the stockholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the December 2004 Agreement, we determined that a significant modification of the preferred stock agreement had occurred, and, therefore, a new commitment date was established for the Series A Preferred Stock.  Further, we determined that the fair value of the modified preferred stock was below the carrying value of such securities as of the date of the modification, therefore, no deemed dividend resulted from this modification. Also, we determined that although a new commitment date had been established, this change did not result in a beneficial conversion feature subject to recognition pursuant to Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12.  As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5. For the period ended March 31, 2005, we recognized Series A Preferred Stock deemed dividends of approximately $194,000 attributable to the beneficial conversion feature.  We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or until January 2009.

Stock-Based Compensation Expense

In July 2003, our Board of Directors approved an amendment to all stock options granted to non-employee members of our Board of Directors. In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option. A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision. The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefit from this provision with respect to outstanding options. In the first quarter of 2005, we recognized $135,000 in stock-based compensation expense related to these options.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the three months ended March 31, 2005 was approximately $6,466,000, compared to approximately $6,301,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005, the cash used in operations was due primarily to the net loss adjusted for depreciation.  In 2004, the cash used in operations was also due primarily to the net loss adjusted for depreciation.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2005 totaled approximately $5,148,000 and consisted of a $4,977,000 net increase in marketable securities and $171,000 in purchases of leasehold improvements, laboratory and office equipment.  Net cash used in investing activities in the three months ended March 31, 2004 totaled approximately $1,241,000 and consisted primarily of a $751,000 net increase in marketable securities and $489,000 in purchases of leasehold improvements, laboratory and office equipment.  We expect that future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2005 was approximately $20,985,000 compared to $11,000 in cash used in financing activities for the same period of 2004.  In 2005, the amount consisted primarily of $21,053,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005, which was partially offset by $78,000 of payments on our equipment loans and capital lease obligations.  In 2004, the amount consisted of $114,000 of payments on our equipment loans and capital lease obligations, which were partially offset by $102,000 of net proceeds from exercises of stock options and warrants.

Contractual Obligations

As of March 31, 2005, there was $10,505,000 outstanding related to the loan facility provided by Elan.  The outstanding amounts include accrued interest of $2,708,000 at March 31, 2005.  The funding term of the loan expired on September 30, 2002.  The loan and accrued interest are payable in January 2006 in cash or our common stock, at Elan’s option.

As of March 31, 2005, our aggregate contractual obligations for the next four years are as shown in the following table.  We have no contractual obligations with maturities greater than four years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 years
Operating leases	$3,042,213	$980,768	$1,977,955	$83,490
Capital leases	13,650	13,650	—	—
Long-term debt	22,327	22,327	—	—
Elan convertible loan and accrued interest	11,283,300	11,283,300	—	—
	$14,361,490	$12,300,045	$1,977,955	$83,490

Financial Condition

As of March 31, 2005, we had approximately $32,472,000 in cash, cash equivalents and marketable securities, working capital of $19,520,000, and accumulated net losses of $126,760,000.  We expect to continue to incur operating losses for at least the next two years.  We anticipate that our existing capital resources, exclusive of potential payments from licensing partners, will permit us to meet our capital and operational requirements through at least January 2006.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (FAS 123R), which is a revision of FAS 123. FAS 123R supersedes APB No. 25 and amends FAS No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123. FAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R.  In accordance with the new rule, we will adopt FAS 123R on January 1, 2006.

FAS 123R permits public companies to adopt its requirement using one of two methods:  1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees and directors prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  We plan to adopt FAS 123R using the modified prospective method.

As permitted by FAS 123, we currently account for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee and director stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1, Summary of Significant Accounting Policies, Stock-Based Compensation to our condensed consolidated financial statements.

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

        To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the three months ended March 31, 2005, we had total revenues of $19,000 and for the years ended December 31, 2002, 2003 and 2004, we had total revenues of,

$1.7 million in 2002, $1.0 million in 2003 and $200,000 in 2004. For the three months ended March 31, 2005, we incurred net losses of $6.8 million and for the years ended December 31, 2002, 2003 and 2004, we incurred losses of  $13.5 million in 2002, $30.0 million in 2003 and $26.9 million in 2004. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.  These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

We depend heavily on the successful development and commercialization of our lead product candidates, Glumetza (500mg) and Proquin, each of which is still subject to approval by the FDA, and our other product candidates, which are in early stages of development, and on our core technology platform, the GR System.

          To date, we have not commercialized any products.  Two of our product candidates, Glumetza and Proquin, each have an NDA filed with the FDA.  Our other product candidates are in earlier stages of clinical or preclinical development.  We anticipate that in the near term our ability to generate revenues will depend principally on the successful commercialization of Glumetza (500mg) and Proquin.  If we fail to obtain regulatory approval for, or successfully commercialize, Glumetza (500mg) or Proquin, our ability to raise financing and our business, financial condition and results of operations will be materially and adversely affected.  Also, our various product candidates use the GR System.  If it is discovered that the GR System could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We will receive future payments from Biovail related to Glumetza only if Glumetza is approved by the FDA.

          In May 2002, we entered into an exclusive license agreement with Biovail to manufacture and market Glumetza in the United States and Canada.  We were responsible for completing the clinical development of Glumetza.  Biovail will not reimburse us for any of our expenses incurred in connection with the development of Glumetza.  In February 2005, Biovail received an approvable letter from the FDA requiring certain additional steps be taken prior to approval of the drug. Only if we receive FDA approval of Glumetza will Biovail be required to make a $25.0 million milestone payment to us.  We will not receive any other payments from Biovail unless the FDA approves Glumetza for marketing in the United States, which we do not expect to occur until the second quarter of 2005, if at all.  Biovail can sublicense its rights to Glumetza, and has indicated that it plans to do so, in which event we would depend on the sub licensee to commercialize Glumetza.

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

•  decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;

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

•  the status of our compliance with the provisions of the Sarbanes-Oxley Act of 2002.

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

             • obtain regulatory approval from the FDA or foreign regulatory authorities.

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

Any material delay or failure in the governmental approval process and/or the commercialization of our potential products, particularly Glumetza or Proquin, would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

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

We believe that the application submitted to the FDA for Proquin will be reviewed as a full, stand-alone NDA under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, or FDC Act.  There is the possibility, however, that to the extent that any such application refers to information in the scientific literature, the FDA will deem it to be what is known as a “505(b)(2) NDA,” named after the section of the FDC Act that permits it to be filed.  Section 505(b)(2) of the FDC Act permits the filing of an NDA for which at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  If the FDA deems that an application is a 505(b)(2) NDA, we will be required to identify the listed drug.  The listed drug is the drug for which the FDA has made a finding of safety and effectiveness on which the applicant relies to seek approval of its product.  In addition to identifying the listed drug, we will be required to certify in the application as to whether or not its product may infringe any relevant patents on the listed drug.  In addition, a 505(b)(2) NDA would be subject to any market exclusivity of the listed drug.  If the FDA determines that an application is a 505(b)(2) NDA, and the application is approved, these additional requirements may result in a delay of the effective date of the approval of the application.

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

In 2004, we announced our determination to evolve from a solely product development focused company to an integrated organization with sales and marketing of our own products.  While preliminary staffing for these activities has begun in 2005, we anticipate this process will continue over the next several years.

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

We have implemented certain anti-takeover provisions.

      Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.

      We have adopted a shareholder rights plan, commonly known as a “poison pill”. The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting.  Beginning December 31, 2004, we must perform an annual evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation.  If we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

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

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

3.1	Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.2+	Bylaws, as amended
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

+	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 19, 2005

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005                                          DEPOMED, INC.

By:	/s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer

INDEX TO EXHIBITS

3.1	Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.2+	Bylaws, as amended
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

+	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 19, 2005