Form 10-Q
period 2005-06-30
DEPOMED INC
filed 2005-08-09
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 5, 2005 was 39,796,855.

DEPOMED, INC.

PAGE

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2005 and 2004, and for the period from inception (August 7, 1995) to June 30, 2005	4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004, and for the period from inception (August 7, 1995) to June 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6. Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,061,769	$953,295
Marketable securities	15,884,461	17,151,544
Accounts receivable	409,718	—
Prepaid and other current assets	484,728	442,349
Raw materials inventory	105,000	—
Total current assets	17,945,676	18,547,188
Property and equipment, net	3,667,537	3,941,127
Other assets	233,298	380,268
	$21,846,511	$22,868,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,773,346	$1,733,474
Accrued compensation	1,093,305	910,723
Accrued clinical trial expense	302,981	59,942
Other accrued liabilities	501,190	496,142
Capital lease obligation, current portion	—	32,412
Long-term debt, current portion	5,528	73,008
Deferred revenue, current portion	75,000	75,000
Other current liabilities	93,073	93,073
Total current liabilities	4,844,423	3,473,774
Promissory note	—	10,280,591
Deferred revenue, non-current portion	456,250	493,750
Other long-term liabilities	170,635	217,170
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 15,821 shares issued and outstanding at June 30, 2005 and December 31, 2004	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 39,796,585 and 34,691,190 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	138,490,833	117,070,946
Deferred compensation	(493,915)	(621,980)
Deficit accumulated during the development stage	(133,572,101)	(119,984,625)
Accumulated other comprehensive loss	(64,614)	(76,043)
Total shareholders’ equity:	16,375,203	8,403,298
	$21,846,511	$22,868,583

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (August 7, 1995) to June 30,
	2005	2004	2005	2004	2005
Revenue:
Collaborative agreements	$409,718	$—	$409,718	$119,725	$5,374,050
Collaborative agreements with affiliates	—	—	—	—	5,101,019
License revenue	18,750	—	37,500	—	68,750

Total revenue	428,468	—	447,218	119,725	10,543,819

Operating expenses:
Research and development	5,053,603	6,164,977	10,070,461	11,742,192	111,433,530
General and administrative	3,216,391	1,372,666	4,932,455	2,515,416	30,610,525
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	8,269,994	7,537,643	15,002,916	14,257,608	142,342,209

Loss from operations	(7,841,526)	(7,537,643)	(14,555,698)	(14,137,883)	(131,798,390)

Other income (expenses):
Equity in loss of joint venture	—	—	—	—	(19,817,062)
Gain on extinguishment of debt	1,058,935	—	1,058,935	—	1,058,935
Gain from Bristol-Myers legal settlement	—	—	—	—	18,000,000
Interest and other income	197,097	138,659	368,971	284,656	2,763,747
Interest expense	(226,545)	(231,110)	(459,684)	(457,812)	(3,680,331)

Total other income (expenses)	1,029,487	(92,451)	968,222	(173,156)	(1,674,711)

Net loss before income taxes	(6,812,039)	(7,630,094)	(13,587,476)	(14,311,039)	(133,473,101)
Provision for income taxes	—	—	—	—	(99,000)
Net loss	(6,812,039)	(7,630,094)	(13,587,476)	(14,311,039)	(133,572,101)
Deemed dividend on preferred stock	(210,283)	—	(403,940)	—	(403,940)

Net loss applicable to common shareholders	$(7,022,322)	$(7,630,094)	$(13,991,416)	$(14,311,039)	$(133,976,041)

Basic and diluted net loss per common share	$(0.18)	$(0.22)	$(0.36)	$(0.41)

Shares used in computing basic and diluted net loss per common share	39,752,902	34,629,307	39,406,482	34,607,152

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Inception
	Six Months Ended June 30,		(August 7, 1995) to
	2005	2004	June 30, 2005
Operating Activities
Net loss	$(13,587,476)	$(14,311,039)	$(133,572,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	—	19,817,062
Depreciation and amortization	613,062	795,448	5,300,077
Gain on extinguishment of debt	(1,058,935)	—	(1,058,935)
Accrued interest expense on notes	443,344	422,381	2,940,850
Amortization of deferred compensation	263,089	129,055	1,619,132
Stock-based compensation issued to consultants	7,360	44,640	372,333
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(409,718)	158,726	(409,718)
Raw materials inventory	(105,000)	—	(105,000)
Prepaid and other current assets	(42,379)	(52,883)	(484,728)
Other assets	146,970	(208,466)	(233,456)
Accounts payable and other accrued liabilities	1,287,959	1,015,599	3,577,517
Accrued compensation	182,582	(69,446)	1,025,829
Deferred revenue	(37,500)	—	531,250
Net cash used in operating activities	(12,296,642)	(12,075,985)	(100,381,734)

Investing Activities
Investment in joint venture	—	—	(19,817,062)
Expenditures for property and equipment	(537,412)	(1,694,063)	(8,151,085)
Purchases of marketable securities	(12,583,047)	(21,557,673)	(99,417,887)
Maturities and sales of marketable securities	14,013,738	17,232,518	83,323,180
Net cash provided by (used in) investing activities	893,279	(6,019,218)	(44,062,854)

Financing Activities
Payments on capital lease obligations	(33,186)	(15,402)	(407,089)
Proceeds from equipment loans	—	—	1,947,006
Payments on equipment loans	(67,480)	(179,377)	(1,829,078)
Proceeds from issuance of notes payable	—	—	8,846,703
Payments on notes payable	(9,665,000)	—	(10,665,000)
Payments on shareholder loans payable	—	—	(294,238)
Proceeds on issuance of common stock, net of issuance costs	21,277,503	219,291	135,893,053
Proceeds on issuance of preferred stock	—	—	12,015,000
Net cash provided by financing activities	11,511,837	24,512	145,506,357

Net increase (decrease) in cash and cash equivalents	108,474	(18,070,691)	1,061,769
Cash and cash equivalents at beginning of period	953,295	20,044,698	—
Cash and cash equivalents at end of period	$1,061,769	$1,974,007	$1,061,769

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year ending December 31, 2005 or future operating periods.

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

As of June 30, 2005, the Company had approximately $16,946,000 in cash, cash equivalents and marketable securities, working capital of $13,101,000 and accumulated net losses of $133,572,000.  In the course of its development activities, the Company expects such losses to continue for at least the next two years.  Management plans to continue to finance the operations with its existing capital resources, a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Principles of Consolidation

The consolidated financial statements for the quarter ended June 30, 2005, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan), which became a wholly owned subsidiary in the second quarter of 2004. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  In June 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000 and DDL became a wholly owned subsidiary of the Company.  Intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees and directors.  Accordingly, the Company accounts for grants of stock options to its employees and directors according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant).  Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

Pro forma net loss information using the fair value based method of accounting for grants of stock options to employees and directors is included in the table shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common shareholders-as reported	$(7,022,322)	$(7,630,094)	$(13,991,416)	$(14,311,039)
Add: Total stock-based employee compensation expense, included in the determination of net loss as reported	64,032	64,952	263,089	129,055
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(543,561)	(525,076)	(1,102,707)	(1,050,246)
Net loss applicable to common shareholders—pro forma	$(7,501,851)	$(8,090,218)	$(14,831,034)	$(15,232,230)

Net loss per share—as reported	$(0.18)	$(0.22)	$(0.36)	$(0.41)
Net loss per share—pro forma	$(0.19)	$(0.23)	$(0.38)	$(0.44)

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

Revenue Recognition

Revenue relates primarily to research and development services rendered in connection with collaborative arrangements, and to a lesser extent, the achievements of milestones under such arrangements.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  The Company is required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.  The revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the client and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory.  If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.

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

FAS 123R permits public companies to adopt its requirements using one of two methods:  1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees and directors prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company plans to adopt FAS 123R using the modified prospective method.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections (FAS 154). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impractical to do so.  FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s financial statements.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced material losses on its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity.  If the fair value of a marketable security is below its carrying value due to a significant adverse event, the impairment is considered to be other-than-temporary and the security is written down to its estimated fair value. Other-than-temporary declines in fair value of all marketable securities would be charged to “other expense”.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  Realized gains or losses have been insignificant and are included in “interest and other income”.  At June 30, 2005, the individual contractual period for all available-for-sale debt securities is within two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$6,922,641	$(9,820)	$1,003,180	$(1,865)	$7,925,821	$(11,685)
U.S. government debt securities	—	—	7,958,640	(52,929)	7,958,640	(52,929)
Total available-for-sale	$6,922,641	$(9,820)	$8,961,820	$(54,794)	$15,884,461	$(64,614)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher.  The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, that the severity and duration of the unrealized losses were not significant, and that the Company has the intent and ability to hold these instruments until such losses are recovered, which may be at maturity, the Company considers these unrealized losses to be temporary at June 30, 2005.

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of June 30, 2005 and 2004, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 15,092,384 and 18,065,221, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2005 and 2004 approximates net loss and includes unrealized losses on marketable securities.

5. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Elan Corporation, plc

In January 2000, the Company and Elan formed Depomed Development Ltd. (DDL), a Bermuda limited liability company and joint venture, to develop products using drug delivery technologies of both Elan and Depomed, Inc. DDL was owned 80.1% by Depomed and 19.9% by Elan.  In August 2002, DDL discontinued all product development activity.  In September 2003, the joint venture partners amended or terminated the contracts governing the operation of DDL, which included the termination of Elan’s participation in the management of DDL.  In June 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000.

Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL as of July 1, 2003.  Since September 2003, the Company has recognized 100% of DDL’s operating results.  For the three months and six months ended June 30, 2005 and 2004, the Company consolidated general and administrative expense of approximately $7,000 and $6,000, respectively, related to DDL.  The Company expects to consolidate general and administrative expense of approximately $10,000 annually related to DDL.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.  The Company has not made a determination as to DDL’s future.

Collaboration Agreements

In April 2005, the Company entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to begin feasibility studies with an undisclosed drug.  Under the agreement, all research and development work with the partner’s drug will be funded by the partner.

In June 2005, the Company entered into an agreement with New River Pharmaceuticals, Inc. to begin feasibility studies with up to three of New River’s proprietary compounds.  Under the agreement, all research and development work through Phase I clinical trials with New River’s drugs will be funded by New River.  New River may exercise an option to license each product candidate and advance the product into additional clinical trials, which will lead to us receiving milestone payments and royalties on net sales of each product.

6. GAIN ON EXTINGUISHMENT OF DEBT

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The funding term of the loan expired in November 2002.  The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  However, in June 2005, the Company repurchased the promissory note with an outstanding balance of $10,724,000, including $2,927,000 of accrued interest, for $9,665,000 including commissions paid to a financial consultant and legal fees.  A gain on the extinguishment of the debt of $1,059,000 was recorded in other income for the quarter.

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

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a “significant modification” of the agreement had been made, and, therefore, a new “commitment date” for accounting purposes had been established on December 10, 2004.  The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification.  The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends.  The fair value of the underlying common stock on December 10, 2004 was $5.06 per share.  The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect of also providing a deemed dividend to the preferred stockholder.  However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12.  As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  For the three and six months ended June 30, 2005, the Company recognized Series A Preferred Stock deemed dividends of approximately $210,000 and $404,000, respectively, attributable to the beneficial conversion feature.  The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or until January 2009.

As of June 30, 2005, the Series A Preferred Stock and accrued dividends were convertible into 2,454,336 shares of common stock.  The aggregate liquidation preference of the Series A Preferred Stock, including accrued dividends, was $17,475,000 as of June 30, 2005.

Warrant and Option Exercises

During the three months ended June 30, 2005, employees exercised options to purchase 12,823 shares of the Company’s common stock with net proceeds to the Company of approximately $23,000.  During the six months ended June 30, 2005, employees exercised options to purchase 18,334 shares of the Company’s common stock with net proceeds to the Company of approximately $32,000.

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

Shareholder Rights Plan

On April 21, 2005, the Company adopted a shareholder rights plan, (the Rights Plan). Under the Rights Plan, the Company distributed one preferred share purchase right for each share of common stock outstanding at the close of business on May 5, 2005. If a person or group acquires 20% or more of the Company’s common stock in a transaction not pre-approved by the Company’s Board of Directors, each right will entitle its holder, other than the acquirer, to buy additional shares of the Company’s common stock at 50% of its market value, as defined in the Rights Plan. In addition, if an unapproved party acquires more than 20% of the Company’s common stock, and the Company is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to receive upon exercise of the Rights, common stock of the merger party or asset buyer with a value of twice the exercise price of the rights.  Each right also becomes exercisable for one one-thousandth of a share of the Company’s Series RP preferred stock at the right’s then current exercise price ten days after an unapproved third party makes, or announces an intention to make, a tender offer or exchange offer that, if completed, would result in the unapproved party acquiring 20% or more of the Company’s common stock. The Board of Directors may redeem the rights for a nominal amount before an event that causes the rights to become exercisable. The rights will expire on April 21, 2015.

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

Employee Stock Purchase Plan

In May 2005, the Company sold 51,061 shares under the Employee Stock Purchase Plan for $3.76 per share with proceeds of $192,000.  As of June 30, 2005, the Company had 401,407 common shares reserved for issuance under the plan.

9.  SUBSEQUENT EVENTS

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement and amended the agreement in April 2004, granting Biovail Laboratories Incorporated (Biovail) an exclusive license in the United States and Canada to manufacture and market Glumetza™.  In April 2003, Biovail submitted the New Drug Application to the U.S. Food and Drug Administration (FDA) for approval.  In June 2005, the FDA approved Glumetza and in July 2005, in accordance with the agreement, Biovail paid a $25.0 million milestone payment to the Company that will begin to be recognized as revenue in the third quarter of 2005 following collection.

Esprit Pharma, Inc.

In July 2005, the Company entered into an agreement granting Esprit Pharma, Inc. (Esprit) an exclusive license to market Proquin® XR in the U.S. (including its possessions) and Puerto Rico.  The agreement provides for a license fee of $50,000,000.  In July 2005, in accordance with the agreement, the Company received an upfront payment of $5,000,000 for the license fee with remaining payments of $25,000,000, $10,000,000 and $10,000,000 due in August 2005, July 2006 and July 2007, respectively.  In addition, the Company will receive royalties of 15% on the first $20 million of annual sales of Proquin XR by Esprit, 17.5% on the next $20 million of annual net sales, 20% on the next $40 million of annual net sales and 25% on annual net sales in excess of $80 million.  The annual royalty payment is subject to a minimum royalty of $4.6 million in 2006 and $5 million in each subsequent year of the term.  Esprit’s royalty obligation expires upon the last to expire of Depomed’s U.S. patents covering Proquin XR.  Esprit has a right of first refusal to market Proquin XR in Canada.  In connection with the license agreement, the Company and Esprit also entered into a related supply agreement pursuant to which the Company will supply commercial quantities of Proquin XR to Esprit.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the timing of the commercial launches of Proquin® XR and Glumetza™;

•                  market acceptance of Proquin XR and Glumetza;

•                  the efforts of Esprit with respect to the marketing of Proquin XR and the efforts of Biovail with respect to the marketing of Glumetza;

•                  results and timing of our clinical trials, including the results of Gabapentin GR™ trials and publication of those results;

•                  our ability to raise additional capital;

•                  our ability to obtain marketing partners for our products candidates; and

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

ABOUT DEPOMED

We are an emerging specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. Our collaborative partner has received approval from the Food and Drug Administration (FDA) for one product we developed and we have received an approval from the FDA for another proprietary product.  In addition, we have one product in Phase II clinical trials.  Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product in preclinical development containing two different drug compounds incorporated in the GR System. The principal patent on our GR System covers the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes nine issued patents and twelve patent applications pending in the United States.

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

Glumetza™ (Metformin GR™ )

In April 2004, our collaborative partner, Biovail Laboratories, submitted an NDA for our internally developed once-daily metformin product for Type II diabetes, Metformin GR, also known as the 500mg strength version of Glumetza.  The FDA approved the product in June 2005.  In July 2005, in accordance with our license agreement, Biovail paid a $25.0 million milestone payment to us.

Proquin® XR (Ciprofloxacin GR™ )

In July 2004, we submitted an NDA to the FDA for Proquin XR, our internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for urinary tract infections and in May 2005, the FDA approved the product.  In July 2005, we entered into an agreement granting Esprit Pharma, Inc. (Esprit) an exclusive license to market Proquin XR in the U.S. (including its possessions) and Puerto Rico.  The agreement provides for a license fee of $50,000,000.  In July 2005, in accordance with the agreement, the Company received an upfront payment of $5,000,000 for the license fee with remaining payments of $25,000,000, $10,000,000 and $10,000,000 due in August 2005, July 2006 and July 2007, respectively.  The agreement also provides for royalties on net sales of Proquin XR with guaranteed annual minimums.  Esprit has a right of first refusal to market and sell Proquin XR in Canada.  In connection with the license agreement, we also entered into a related supply agreement with Esprit pursuant to which we will supply commercial quantities of Proquin XR to Esprit.

Gabapentin GR™

 We have developed Gabapentin GR, an extended release gabapentin product.  Immediate release gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®.  We initiated a Phase II clinical trial for Gabapentin GR in the first quarter of 2005 for post-herpetic neuralgia. The earliest we expect to complete the trial is in the fourth quarter of 2005.

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

In June 2005, the Company entered into an agreement with New River Pharmaceuticals, Inc. to begin feasibility studies with up to three of New River’s proprietary compounds.  Under the agreement, all research and development work through Phase I clinical trials with New River’s drugs will be funded by New River.  New River may exercise an option to license each product candidate and advance the product into additional clinical trials, which will lead to us receiving milestone payments and royalties on net sales of each product.

In May 2005, we completed an extended Phase II clinical trial for Furosemide GR™, a controlled release formulation of the leading diuretic furosemide, which is used to treat edema in congestive heart failure patients (CHF).  Data from the Phase II clinical trial and additional data from ten patients who underwent additional treatment indicated that Furosemide GR continued to produce comparable diuresis to immediate release furosemide, however with variable urinary urgency and frequency between the two treatment groups.  We concluded that the CHF patients were not a suitable population for this formula of furosemide.  Consequently, resources previously allocated to Furosemide GR will be redirected to grow our pipeline with new programs and support other ongoing product development.

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

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception (August 7, 1995) have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. To date, we have received only limited revenue, all of which has been from these collaborative research and feasibility arrangements. We intend to continue investing in the further development of our drug delivery technologies and the GR System. We may need to make additional capital investments in laboratories and related facilities.  However, since our two lead products were approved by the FDA in the second quarter of 2005 and our new product candidates are still in the earlier stages of development, we believe that our research and development expenses will remain relatively flat or decrease slightly during 2005.

We have generated a cumulative net loss of approximately $133,572,000 for the period from inception through June 30, 2005.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies.  There have been no changes to our critical accounting policies, other than our policy regarding revenue recognition described below, since we filed our 2004 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2005.  For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

Revenue Recognition

Revenue relates primarily to research and development services rendered in connection with collaborative arrangements, and to a lesser extent, the achievements of milestones under such arrangements.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  We are required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and we are reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.  The revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the client and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if we have substantially completed our obligations under the terms of the arrangement and our remaining involvement is inconsequential and perfunctory. If we have significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

Revenues

Revenue for the three and six months ended June 30, 2005 was $428,000 and $447,000 compared to zero and $120,000 in the three and six months ended June 30, 2004, respectively.  In 2005, revenue from collaborative agreements increased due to product development services performed under our agreement with Boehringer Ingelheim Pharmaceuticals.  We expect to continue work under this agreement through 2005.  We expect we will begin feasibility studies and recognize revenue under our agreement with New River beginning in the fourth quarter of 2005.  Revenue from licenses in the three and six months ended June 30, 2005 increased to $19,000 and $38,000 from zero in the same periods of 2004 due to revenue recognized under a license agreement signed with LG Life Sciences in August 2004.  Pursuant to our agreement with LG Life Sciences, we expect to recognize additional license fees of approximately $19,000 per quarter until 2012.  We will begin to recognize revenue in the third quarter of 2005 related to a $25 million milestone payment received from Biovail in July 2005 and a $5 million partial license fee payment received from Esprit in July 2005.

Research and Development Expense

Research and development expense decreased to $5,054,000 and $10,070,000 in the three and six months ended June 30, 2005, respectively, from $6,165,000 and $11,742,000 for the same periods of 2004.  In the three and six month periods ended June 30, 2005, the decreases of $1,111,000 and $1,672,000, respectively, were due primarily to reductions of expenses related to Proquin XR and Glumetza.  Since our two lead products were approved by the FDA in the second quarter of 2005 and our other product candidates are still in earlier stages of development, we believe that our research and development expenses will decrease slightly during 2005.

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

General and Administrative Expense

General and administrative expense for the second quarter of 2005 and 2004 was $3,216,000 and $1,373,000, respectively.  General and administrative expense for the six months ended June 30, 2004 was $4,932,000 compared to $2,515,000 in the same period of 2004.  The increases of approximately $1,844,000 and $2,417,000 in the respective periods were due primarily to setting up commercial manufacturing facilities for Proquin XR and an increase in salary bonuses accrued under the bonus plan approved by the Compensation Committee of the Board of Directors in July 2005.  We expect that general and administrative expense will continue to increase in 2005.

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

For the three and six months ended June 30, 2005 and 2004, we consolidated approximately $7,000 and $6,000, respectively, of DDL expenses, which are included in general and administrative expenses in the condensed consolidated statements of operations.  We expect to consolidate general and administrative expense of approximately $10,000 annually related to DDL.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.  We have not made a determination as to DDL’s future.

Gain on Extinguishment of Debt

In January 2000, Elan made available to us a convertible loan facility to assist us in funding our portion of the joint venture’s losses up to a principal maximum of $8,010,000.  In June 2005, we repurchased the promissory note with a balance of $10,724,000, including $2,927,000 in accrued interest, for $9,665,000 including commissions paid to a financial consultant and legal fees.  A gain on the extinguishment of the debt of $1,059,000 was recorded in the quarter ended June 30, 2005.

Interest Income and Other Income and Interest Expense

Interest expense was approximately $227,000 and $231,000 for the three months ended June 30, 2005 and 2004, respectively.  The decrease was due to the decreased interest accrued on the Elan promissory note due to the repurchase of the promissory note in June 2005.  For the six months ended June 30, 2005 and 2004, interest expense increased year over year to $460,000 from $458,000.  The net increase of approximately $2,000 in interest expense for the period was due to increased interest of approximately $21,000 accrued on the Elan convertible loan facility, which was partially offset by a decrease of approximately $19,000 in interest expense on our other loan and lease obligations as they neared the end of their terms.  Interest on the Elan loan facility increased due to compounding of interest on the loan balance.  Interest and other income was approximately $197,000 for the three months ended June 30, 2005 compared to $139,000 in the same period of 2004.  Interest income for the six months ended June 30, 2005 and 2004 was $369,000 and $285,000, respectively.  The increases, year over year, were due to higher investment balances in 2005 as a result of our public offering in the first quarter of 2005 and also due to higher interest rates earned on our investment portfolio.  Interest and other income also included immaterial gains and losses realized on sales of our marketable securities.

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

However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12.  As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5. For the three and six months ended June 30, 2005, we recognized Series A Preferred Stock deemed dividends of approximately $210,000 and $404,000, respectively, attributable to the beneficial conversion feature.  We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or January 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities in the six months ended June 30, 2005 was approximately $12,297,000, compared to approximately $12,076,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, the cash used in operations was due primarily to the net loss adjusted for depreciation and amortization and the gain on extinguishment of the Elan promissory note, partially offset by increases in accounts payable due to Gabapentin GR Phase III clinical trial material manufacturing expense.  In 2004, the cash used in operations was also due primarily to the net loss adjusted for depreciation, and increases in accounts payable due to leasehold improvements and consulting expense leading up to the regulatory filing of our Proquin XR NDA in July 2004.

Investing Activities

Cash provided by investing activities in the six months ended June 30, 2005 totaled approximately $893,000 and consisted of a $1,431,000 net decrease in marketable securities and $537,000 in purchases of laboratory and office equipment.  Net cash used in investing activities in the six months ended June 30, 2004 totaled approximately $6,019,000 and consisted primarily of a $4,325,000 net increase in marketable securities and $1,694,000 in purchases of leasehold improvements, laboratory and office equipment.  We expect that future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2005 was approximately $11,512,000 compared to $25,000 for the same period of 2004.  In 2005, the amount consisted primarily of $21,053,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005, $192,000 of net proceeds from the sale of 51,061 shares of common stock under our Employee Stock Purchase Plan for $3.76 per share and $32,000 from exercises of stock options, which was partially offset by a $9,665,000 payment upon the extinguishment of the Elan promissory note and $101,000 of payments on our equipment loans and capital lease obligations.  In 2004, the amount consisted of $219,000 of net proceeds from exercises of stock options and warrants, which were partially offset by $195,000 of payments on our equipment loans and capital lease obligations.

Contractual Obligations

As of June 30, 2005, our aggregate contractual obligations for the next three years are as shown in the following table.  We have no contractual obligations with maturities greater than three years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Operating leases	$2,796,565	$980,022	$1,816,543
Long-term debt	5,582	5,582	—
	$2,802,147	$985,604	$1,816,543

Financial Condition

As of June 30, 2005, we had approximately $16,946,000 in cash, cash equivalents and marketable securities, working capital of $13,101,000, and accumulated net losses of $133,572,000.  In July 2005, we received a $25.0 million milestone payment from Biovail for the FDA approval of Glumetza and $5.0 million from Esprit as a partial upfront license fee for Proquin XR.  Esprit is required to pay us additional license fees of $25 million no later than August 20, 2005, $10 million on July 21, 2006 and $10 million on July 21, 2007. We expect to continue to incur operating losses for at least the next two years.  We anticipate that our existing capital resources and the pending $25 million license fee payment from Esprit will permit us to meet our capital and operational requirements through at least June 2007.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R supersedes APB No. 25 and amends FAS No. 95, Statement of Cash Flows.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123. FAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R.  In accordance with the new rule, we will adopt FAS 123R on January 1, 2006.

FAS 123R permits public companies to adopt its requirements using one of two methods:  1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees and directors prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  We plan to adopt FAS 123R using the modified prospective method.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (FAS 154). FAS 154 replaces APB No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impractical to do so. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on our financial statements.

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the six months ended June 30, 2005, we had total revenues of $428,000 and for the years ended December 31, 2002, 2003 and 2004, we had total revenues of, $1.7 million in 2002, $1.0 million in 2003 and $200,000 in 2004. For the six months ended June 30, 2005, we incurred net losses of $13.6 million and for the years ended December 31, 2002, 2003 and 2004, we incurred net losses of  $13.5 million in 2002, $30.0 million in 2003 and $26.9 million in 2004. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.  These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

We depend heavily on our marketing partners for the successful commercialization of our lead products, Proquin XR and Glumetza.

Our two lead products, Proquin XR and the 500 mg strength Glumetza, have been approved by the FDA.  We have licensed exclusive marketing rights to Proquin XR in the United States to Esprit Pharma, and we have granted to Biovail an exclusive license to Glumetza.  Biovail has indicated that it is seeking a third party sublicensee to market Glumetza in the United States.  To date, we have not commercialized any products.  Our other product candidates are in earlier stages of clinical or preclinical development.  We anticipate that in the near term our success will depend on royalties generated from sales of Proquin XR and Glumetza.  If our partners fail to successfully commercialize Proquin XR or Glumetza, our business, financial condition and results of operations will be materially and adversely affected.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

In addition to Proquin XR and Glumetza, we have other product candidates in early stages of development, and we are performing feasibility studies with other compounds in combination with the GR System for collaborative partners.  All of these product candidates are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain.  Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance.  Also, all of our other product candidates use the GR System.  If it is discovered that the GR System could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

Our quarterly operating results may fluctuate and affect our stock price.

The following factors will affect our quarterly operating results and may result in a material adverse effect on our stock price:

•                  the timing of the commercial launches of Proquin XR and Glumetza;

•                  the degree of commercial success of Proquin XR and Glumetza;

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

We currently have collaboration agreements for development of product candidates through the feasibility phase with Boehringer Ingelheim Pharmaceuticals and New River Pharmaceuticals. In addition, we have entered into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements and we may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, or can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties.  Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

The drug development process is costly, time-consuming and subject to unpredictable delays and failures. Before we or others make commercial sales of products using the GR System, other than Glumetza and Proquin XR, we, our current and any future collaborative partners will need to:

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

Even when or if our products obtain regulatory approval, successful commercialization requires:

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals.  These milestones may include our expectations regarding the commercial launch of our products by licensees, the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones.  All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

•                  our available capital resources;

•                  our ability to obtain adequate funding;

•                  the efforts of our licensees with respect to the commercialization of our products;

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

•                  other actions by regulators;

•                  our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and materials for our GR System; and

•                  the costs of ramping up and maintaining manufacturing operations, as necessary.

If we fail to achieve our announced milestones in the timeframes we announce and expect, our business and results of operations may be harmed and the price of our stock may decline.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Significant clinical trial delays would impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP). Failure to comply with manufacturing regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

Pharmaceutical marketing is subject to substantial regulation in the United States.

The marketing activities of our licensees of Proquin XR and Glumetza, and our own marketing activities with respect to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products.  The FDA regulates post-approval promotional labeling and advertising to ensure that they conform with statutory and regulatory requirements.  In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs.  For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid.  In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government.  Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs.  Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payor.  If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

If we or our licensees are unable to obtain acceptable prices or adequate reimbursement for our products from third-party payors, we will be unable to generate significant revenues.

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

If reimbursement is not available for our products or product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payors would have an adverse effect on our revenues. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment.

Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting pricing may also change before many of our product candidates are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop.

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

Bayer Corporation has developed a once-daily ciprofloxacin product for the treatment of urinary tract infections, which is currently marketed by Schering-Plough Corporation. There may be other companies developing products competitive with Glumetza and Proquin XR of which we are unaware.

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

Applicable current Good Manufacturing Practices (cGMP) requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the GR System. We will depend on the manufacturers of products using the GR System to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the GR System to maintain cGMP or comply with applicable foreign standards could delay or prevent their initial or continued commercial sale of our products.

We depend on third parties who are single source suppliers to manufacture Proquin XR.  If these suppliers are unable to continue manufacturing Proquin XR, our business will be harmed.

We are responsible for supplying commercial quantities of Proquin XR to Esprit.  For the manufacturer of Proquin XR tablets, we intend to contract with MOVA Pharmaceuticals, as our sole supplier.  Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to Proquin XR, is also a sole supplier to us.  We obtain the active pharmaceutical ingredient to Proquin XR on a purchase order basis only.  If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or Proquin XR tablets from our contract manufacturers, we may not be able to manufacture Proquin XR in a timely manner, if at all.

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

•                  we may not be able to secure increased coverage of the commercialization of the GR System; or

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards.  As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in and may in the future result in increased general and administrative expenses and a diversion of management time and attention to compliance activities.  We also expect these developments to increase our legal compliance and financial reporting costs.  In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting.  At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation.  If we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 26, 2005 to consider and vote on the following proposals:  (i) election of directors until the next annual meeting of shareholders (Proposal 1); (ii) ratification of Ernst & Young LLP as the Company’s independent auditors (Proposal 2).

Proposal 1  Drs. John W. Fara, John W. Shell and Craig R. Smith and Messrs. G. Steven Burrill, Gerald T. Proehl, Peter D. Staple and Julian N. Stern were elected as directors of the Company to serve until the next annual meeting of the shareholders of Depomed.  Of the 29,352,129 shares voted at the annual meeting, 28,934,566 shares were voted for the election of Dr. Fara with 417,563 shares voting against Dr. Fara; 28,938,387 shares were voted for the election of Dr. Shell, with 413,742 shares voting against Dr. Shell; 29,301,508 shares were voted for the election of Dr. Smith with 50,621 shares voting against Dr. Smith; 26,697,683 shares were voted for the election of Mr. Burrill with 2,654,446 shares voting against Mr. Burrill; 26,694,813 shares were voted for the election of Mr. Proehl with 2,657,316 shares voting against Mr. Proehl; 29,208,794 shares were voted for the election of Mr. Staple with 143,335 shares voting against Mr. Staple; 26,216,935 shares were voted for the election of Mr. Stern with 3,135,194 shares voting against Mr. Stern.

Proposal 2  The shareholders of Depomed approved Proposal 2 with a vote of 29,293,663 for, 36,708 shares against, with 21,758 shares abstaining and 10,380,572 shares not voted.

ITEM 6.  EXHIBITS

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

Date: August 9, 2005	DEPOMED, INC.

	By:	/s/ John F. Hamilton
John F. Hamilton
Vice President and Chief Financial Officer
(Authorized Officer and Principal Accounting and Financial Officer)

	By:	/s/ John W. Fara, Ph.D.
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