Form 10-Q
period 2005-09-30
DEPOMED INC
filed 2005-11-09
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐       No  ☒

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 4, 2005 was 40,546,919.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

PAGE
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005 and 2004, and for the period from inception (August 7, 1995) to September 30, 2005	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004, and for the period from inception (August 7, 1995) to September 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 6. Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,959,340	$953,295
Marketable securities	43,881,590	17,151,544
Accounts receivable	776,282	—
Inventories	621,988	—
Prepaid and other current assets	546,625	442,349
Total current assets	66,785,825	18,547,188
Property and equipment, net	3,377,750	3,941,127
Other assets	228,926	380,268
	$70,392,501	$22,868,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741,580	$1,733,474
Accrued compensation	1,297,216	910,723
Accrued clinical trial expense	1,015,359	59,942
Other accrued liabilities	738,356	496,142
Capital lease obligation, current portion	—	32,412
Long-term debt, current portion	—	73,008
Deferred revenue, current portion	27,118,708	75,000
Other current liabilities	93,073	93,073
Total current liabilities	32,004,292	3,473,774
Promissory note	—	10,280,591
Deferred revenue, non-current portion	28,393,792	493,750
Other long-term liabilities	147,367	217,170
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 17,543 and 15,821 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 40,472,180 and 34,691,190 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	138,856,734	117,070,946
Deferred compensation	(421,412)	(621,980)
Deficit accumulated during the development stage	(140,538,980)	(119,984,625)
Accumulated other comprehensive loss	(64,292)	(76,043)
Total shareholders’ equity	9,847,050	8,403,298
	$70,392,501	$22,868,583

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (August 7, 1995) to September 30,
	2005	2004	2005	2004	2005
Revenue:
Collaborative agreements	$776,282	$51,594	$1,186,000	$171,319	$6,150,332
Collaborative agreements with affiliates	—	—	—	—	5,101,019
License revenue	18,750	12,500	56,250	12,500	87,500

Total revenue	795,032	64,094	1,242,250	183,819	11,338,851

Operating expenses:
Research and development	4,695,833	5,036,348	14,766,294	16,778,540	116,129,363
General and administrative	3,507,974	1,512,395	8,440,429	4,027,811	34,118,499
Purchase of in-process research and development	—	—	—	—	298,154

Total operating expenses	8,203,807	6,548,743	23,206,723	20,806,351	150,546,016

Loss from operations	(7,408,775)	(6,484,649)	(21,964,473)	(20,622,532)	(139,207,165)

Other income (expenses):
Equity in loss of joint venture	—	—	—	—	(19,817,062)
Gain on extinguishment of debt	—	—	1,058,935	—	1,058,935
Gain from Bristol-Myers legal settlement	—	—	—	—	18,000,000
Interest and other income	441,949	113,116	810,920	397,772	3,205,696
Interest expense	(53)	(232,474)	(459,737)	(690,286)	(3,680,384)

Total other income (expenses)	441,896	(119,358)	1,410,118	(292,514)	(1,232,815)

Net loss before income taxes	(6,966,879)	(6,604,007)	(20,554,355)	(20,915,046)	(140,439,980)

Provision for income taxes	—	(99,000)	—	(99,000)	(99,000)
Net loss	(6,966,879)	(6,703,007)	(20,554,355)	(21,014,046)	(140,538,980)

Deemed dividend on preferred stock	(218,289)	—	(622,229)	—	(622,229)

Net loss applicable to common shareholders	$(7,185,168)	$(6,703,007)	$(21,176,584)	$(21,014,046)	$(141,161,209)

Basic and diluted net loss per common share	$(0.18)	$(0.19)	$(0.54)	$(0.61)

Shares used in computing basic and diluted net loss per common share	39,878,759	34,640,596	39,565,638	34,618,381

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Inception
			(August 7, 1995)
			to
	Nine Months Ended September 30,		September 30,
	2005	2004	2005
Operating Activities
Net loss	$(20,554,355)	$(21,014,046)	$(140,538,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	—	19,817,062
Depreciation and amortization	904,642	1,065,004	5,591,657
Gain on extinguishment of debt	(1,058,935)	—	(1,058,935)
Accrued interest expense on notes	443,344	641,347	2,940,850
Amortization of deferred compensation	326,516	193,465	1,682,559
Stock-based compensation issued to consultants	7,360	70,615	372,333
Purchase of in-process research and development	—	—	298,154
Changes in assets and liabilities:
Accounts receivable	(776,282)	250,777	(776,282)
Inventories	(621,988)	—	(621,988)
Prepaid and other current assets	(104,276)	236,456	(546,625)
Other assets	151,342	—	(229,084)
Accounts payable and other accrued liabilities	1,205,737	(461,726)	3,495,295
Accrued compensation	386,493	(66,548)	1,229,740
Deferred revenue	54,943,750	587,500	55,512,500
Net cash provided by (used in) operating activities	35,253,348	(18,497,156)	(52,831,744)

Investing Activities
Investment in joint venture	—	—	(19,817,062)
Expenditures for property and equipment	(637,216)	(2,100,558)	(8,250,889)
Purchases of marketable securities	(43,875,834)	(21,557,673)	(130,710,674)
Maturities and sales of marketable securities	17,384,461	23,403,597	86,693,903
Net cash used in investing activities	(27,128,589)	(254,634)	(72,084,722)

Financing Activities
Payments on capital lease obligations	(33,186)	(25,179)	(407,089)
Proceeds from equipment loans	—	—	1,947,006
Payments on equipment loans	(73,008)	(233,575)	(1,834,606)
Proceeds from issuance of notes payable	—	—	8,846,703
Payments on notes payable	(9,665,000)	—	(10,665,000)
Payments on shareholder loans payable	—	—	(294,238)
Proceeds on issuance of common stock, net of issuance costs	21,652,480	229,703	136,268,030
Proceeds on issuance of preferred stock	—	—	12,015,000
Net cash provided by (used in) financing activities	11,881,286	(29,051)	145,875,806

Net increase (decrease) in cash and cash equivalents	20,006,045	(18,780,841)	20,959,340
Cash and cash equivalents at beginning of period	953,295	20,044,698	—
Cash and cash equivalents at end of period	$20,959,340	$1,263,857	$20,959,340

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.  The results for the interim period ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year ending December 31, 2005 or future operating periods.

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

As of September 30, 2005, the Company had approximately $64,841,000 in cash, cash equivalents and marketable securities, working capital of $34,782,000 and accumulated net losses of $140,539,000.  In the course of its development activities, the Company expects such losses to continue for at least the next two years.  Management plans to continue to finance the operations with its existing capital resources, a combination of equity and debt financing and revenue from corporate alliances and technology licenses.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2005 and 2004, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan), which became a wholly owned subsidiary in the second quarter of 2004. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  In June 2004, the Company acquired Elan’s 19.9% interest in DDL for $50,000 and DDL became a wholly owned subsidiary of the Company.  Intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees and directors.  Accordingly, the Company accounts for grants of stock options to its employees and directors according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant.  The Company records deferred stock-based compensation when the market of the Company’s common stock exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant).  Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

Pro forma net loss information using the fair value based method of accounting for grants of stock options to employees and directors is included in the table shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss applicable to common shareholders—as reported	$(7,185,168)	$(6,703,007)	$(21,176,584)	$(21,014,046)
Add: Total stock-based employee compensation expense, included in the determination of net loss as reported	63,427	64,410	326,516	193,465
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(506,434)	(524,769)	(1,609,141)	(1,575,015)
Net loss applicable to common shareholders—pro forma	$(7,628,175)	$(7,163,366)	$(22,459,209)	$(22,395,596)

Net loss per share—as reported	$(0.18)	$(0.19)	$(0.54)	$(0.61)
Net loss per share—pro forma	$(0.19)	$(0.21)	$(0.57)	$(0.65)

Options granted to non-employees are accounted for at fair value using the Black-Scholes Option Valuation Model in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, and are subject to periodic revaluation over their vesting terms.  The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

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

Revenue recognized relates to research and development services rendered in connection with collaborative arrangements, the achievements of milestones under such arrangements and product licenses.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  The Company is required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory.  If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.  Royalties on product sales are recognized upon receipt.

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

FAS 123R permits public companies to adopt its requirements using one of two methods:  1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123 for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees and directors prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company plans to adopt FAS 123R using the modified prospective method.

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

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with high quality, U.S. financial institutions and, to date, has not experienced material losses on its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value.  All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity.  If the fair value of a marketable security is below its carrying value due to a significant adverse event, the impairment is considered to be other-than-temporary and the security is written down to its estimated fair value. Other-than-temporary declines in fair value of all marketable securities would be charged to “other expense”.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  Realized gains or losses have been insignificant and are included in “interest and other income”.  At September 30, 2005, the individual contractual period for all available-for-sale debt securities is within two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$22,079,950	$(33,621)	$—	$—	$22,079,950	$(33,621)
U.S. government debt securities	7,389,405	(4,953)	7,977,520	(26,201)	15,366,925	(31,154)
Total available-for-sale	$29,469,355	$(38,574)	$7,977,520	$(26,201)	$37,446,875	$(64,775)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher.  The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, that the severity and duration of the unrealized losses were not significant, and that the Company has the intent and ability to hold these instruments until such losses are recovered, which may be at maturity, the Company considers these unrealized losses to be temporary at September 30, 2005.

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding.  Common stock equivalent shares based on the number of shares underlying outstanding stock options, warrants and other convertible securities and convertible loans are not included as their effect is antidilutive.  As of September 30, 2005 and 2004, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 15,013,809 and 17,804,007, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2005 and 2004 approximates net loss and includes unrealized losses on marketable securities.

5. INVENTORIES

Inventories are stated at the lower of cost or market and consist of work-in-process of approximately $327,000 and raw materials of $295,000 used in the manufacture of the Company’s Proquin® XR product.

6. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

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

Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL as of July 1, 2003.  Since September 2003, the Company has recognized 100% of DDL’s operating results.  For the three months and nine months ended September 30, 2005 and 2004, the Company consolidated general and administrative expense of approximately $7,000 and $6,000, respectively, related to DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.  The Company has not made a determination as to DDL’s future.

Boehringer Ingelheim Pharmaceuticals, Inc.

In April 2005, the Company entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to begin feasibility studies with an undisclosed drug.  Under the agreement, all research and development work with the partner’s drug will be funded by the partner.

New River Pharmaceuticals, Inc.

In June 2005, the Company entered into an agreement with New River Pharmaceuticals, Inc. to begin feasibility studies with up to three of New River’s proprietary compounds.  Under the agreement, all research and development work through Phase I clinical trials with New River’s compounds will be funded by New River.  New River may exercise an option to license each product candidate and advance the product into additional clinical trials, which will lead to the Company receiving milestone payments and royalties on net sales of each product.

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement and amended the agreement in April 2004, granting Biovail Laboratories Incorporated (Biovail) an exclusive license in the United States and Canada to manufacture and market Glumetza™.  In April 2003, Biovail submitted the New Drug Application to the U.S. Food and Drug Administration (FDA) for approval.  In June 2005, the FDA approved Glumetza and in July 2005, in accordance with the agreement, Biovail paid a $25.0 million payment to the Company. The Company is in discussions with Biovail concerning this development and license agreement (see Note 9, of the Notes to Financial Statements, Subsequent Events). As the agreement may be amended, the Company does not have persuasive evidence of a final arrangement and a fixed and determinable price for its license.  Therefore, the Company has deferred recognition of any portion of the $25 million payment pending the outcome of the discussions with Biovail.

Esprit Pharma, Inc.

In July 2005, the Company entered into an agreement granting Esprit Pharma, Inc. (Esprit) an exclusive license to market Proquin® XR in the U.S. (including its possessions) and Puerto Rico.  The agreement provides for a license fee of $50,000,000.  In July 2005, in accordance with the agreement, the Company received upfront payments of $30,000,000 for the license fee with remaining payments totaling $20,000,000 due in equal installments in July 2006 and July 2007.  The license fee payments actually received will be recognized ratably beginning in the fourth quarter of 2005, coincident with the first commercial shipment of Proquin XR to Esprit and ending in June 2020, which represents the estimated length of time that the Company is obligated to manufacture Proquin XR for Esprit or its licensees.  In addition, the Company will receive royalties of 15% on the first $20 million of annual sales of Proquin XR by Esprit, 17.5% on the next $20 million of annual net sales, 20% on the next $40 million of annual net sales and 25% on annual net sales in excess of $80 million.  The annual royalty payment is subject to a minimum royalty of $4.6 million in 2006 and $5 million in each subsequent year of the term.  Esprit’s royalty obligation expires upon the last to expire of Depomed’s U.S. patents covering Proquin XR.  Royalty payments will be recognized upon receipt.  Esprit has a right of first refusal to market Proquin XR in Canada.  In connection with the license agreement, the Company and Esprit also entered into a related supply agreement pursuant to which the Company will supply commercial quantities of Proquin XR to Esprit.

7. GAIN ON EXTINGUISHMENT OF DEBT

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support Depomed’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by Depomed to Elan.  The funding term of the loan expired in November 2002.  The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  However, in June 2005, the Company repurchased the promissory note with an outstanding balance of $10,724,000, including $2,927,000 of accrued interest, for $9,665,000 including commissions paid to a financial consultant and legal fees.  A gain on the extinguishment of the debt of $1,059,000 was recorded in other income for the second quarter.

8. SHAREHOLDERS’ EQUITY

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

As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  For the three and nine months ended September 30, 2005, the Company recognized Series A Preferred Stock deemed dividends of approximately $218,000 and $622,000, respectively, attributable to the beneficial conversion feature.  The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or until January 2009.

As of September 30, 2005, the Series A Preferred Stock and accrued dividends were convertible into 2,497,476 shares of common stock.  The aggregate liquidation preference of the Series A Preferred Stock, including accrued dividends, was $17,782,000 as of September 30, 2005.

Warrant and Option Exercises

During the three months ended September 30, 2005, employees exercised options to purchase 56,377 shares of the Company’s common stock with net proceeds to the Company of approximately $121,000.  During the nine months ended September 30, 2005, employees exercised options to purchase 74,711 shares of the Company’s common stock with net proceeds to the Company of approximately $153,000.   Warrant holders exercised 926,399 warrants to purchase 619,218 shares of the Company’s common stock with net proceeds to the Company of approximately $254,000 during the three and nine months ended September 30, 2005.

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

Employee Stock Purchase Plan

In May 2005, the Company sold 51,061 shares under the Employee Stock Purchase Plan for $3.76 per share with proceeds of $192,000.  As of September 30, 2005, the Company had 401,407 common shares reserved for issuance under the plan.

Purchasers’ Option

In July 2002 and in conjunction with a private placement of common stock with Biovail, Biovail received a three-year option to purchase additional shares of the Company’s common stock in an amount sufficient for Biovail to hold 20% of the Company’s common stock following exercise of the option.  In July 2005, Biovail’s three-year option expired.

9.  SUBSEQUENT EVENTS

Biovail Laboratories Incorporated

In October 2005, the Company delivered a notice to Biovail outlining Biovail’s material breach of the parties’ 2002 license agreement, as amended, for Glumetza.  The breach involves the failure of Biovail to make the first commercial sale of the 500 mg strength Glumetza within 120 days of approval in each of Canada and the U.S. as required in the license agreement, and to use diligent efforts in the marketing and selling of the 500mg strength of Glumetza.  The Company is in discussions with Biovail regarding resolution of the issues raised in Depomed’s notice of breach, and accordingly, has deferred recognition of any portion of the $25 million payment received from Biovail in July 2005 pending the outcome of these discussions.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Forward-looking statements include, but are not necessarily limited to, those relating to:

•             the timing of the commercial launch of Glumetza™ in the United States and Canada;

•             our ongoing dispute with Biovail over our license agreement relating to Glumetza;

•             market acceptance of Proquin ®XR and Glumetza;

•             the efforts of Esprit with respect to the marketing of Proquin XR;

•             the efforts of Biovail with respect to the marketing of Glumetza;

•             results and timing of our clinical trials, including the results of Gabapentin GR™ trials and publication of those results;

•             our ability to raise additional capital;

•             our ability to obtain marketing partners for our product candidates; and

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

ABOUT DEPOMED

We are a specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. The United States Food and Drug Administration, or FDA, has approved two products we have developed.  We have another product candidate in Phase II clinical trials.  Our primary oral drug delivery system is our patented Gastric Retention System, or the GR™ System. The GR System is a tablet designed to be retained in the stomach for an extended period of time while it delivers the incorporated drug or drugs on a continuous, controlled-release basis. By incorporation into the GR System, some drugs currently taken two or three times a day may be administered only once a day. We also have a product containing two different drug compounds incorporated in the GR System in preclinical development. The principal patent on our GR System covers the controlled delivery of a broad range of drugs from a gastric retained polymer matrix tablet to maximize therapeutic benefits. Our intellectual property position includes nine issued patents and twelve patent applications pending in the United States.

In this Quarterly Report on Form 10-Q, the “company,” “Depomed,” “we,” “us,” and “our,” refer to Depomed, Inc.

We are developing our own proprietary products and are also developing products utilizing our GR technology in collaboration with other pharmaceutical and biotechnology companies.  Regarding our collaborative programs, we apply our proprietary technology to the partner’s compound and from these collaborations we generally expect we will receive research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials.  Upon the completion of Phase II clinical trials, we evaluate, on a case-by-case basis, the feasibility of retaining marketing or co-marketing rights to our product candidates in the United States, taking into account such factors as the marketing and sales efforts required for each of the product candidates, the potential collaborative partners and the proposed terms of any such collaboration. If we fund development through Phase III, we will again evaluate the feasibility of retaining marketing or co-marketing rights. When we license marketing rights to a collaborative partner, we generally expect the partner to fund the completion of the clinical trials, as appropriate, and to pay us license fees, milestones and royalties on sales of the product.

Glumetza™ (Metformin GR®)

In June 2004, our collaborative partner, Biovail Laboratories Incorporated, or Biovail, received approval from the FDA to market in the United States our internally developed once-daily metformin product for Type II diabetes, Metformin GR, also known as the 500mg strength version of Glumetza.  In May 2005, the Therapeutic Products Directorate Canada, or TPD, issued a Notice of Compliance for 500mg and 1000mg Glumetza, which Biovail Pharmaceuticals Canada, the sales and marketing division of Biovail, intends to commercialize in Canada.  In October 2005, we delivered a notice of breach to Biovail in respect of our license agreement with Biovail, related to the failure of Biovail to make the first commercial sale of the 500 mg strength Glumetza within 120 days of approval in each of Canada and the United States as required in the license agreement, and to use diligent efforts in the marketing and selling of the 500 mg strength of Glumetza.  The resolution of this matter is uncertain.

Proquin®XR (Ciprofloxacin GR™)

In July 2004, we submitted an NDA to the FDA for Proquin XR, our internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for uncomplicated urinary tract infections.  In May 2005, we received FDA approval to market Proquin XR in the United States. In July 2005, we entered into a license agreement with Esprit Pharma, Inc. to market and distribute Proquin XR in the United States and Puerto Rico.  Under the terms of the license agreement, Esprit Pharma also has right of first refusal for the sales and marketing of Proquin XR for the Canadian market. Esprit Pharma has agreed to pay us a $50 million license fee, of which $30 million has been paid with an additional $10 million due in July 2006 and the remaining $10 million due in July 2007.  Also under the agreement, Esprit will pay us 15 percent to 25 percent royalties on net sales of Proquin XR, based on escalating product sales. In November 2005, Esprit launched Proquin XR in the United States.

Gabapentin GR™

We have developed Gabapentin GR, an extended release gabapentin product.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the label Neurontin®.  We initiated a Phase II clinical trial for Gabapentin GR in the first quarter of 2005 for the treatment of post-herpetic neuralgia.  The trial was fully enrolled as of October 2005.  We expect to complete the trial in the fourth quarter of 2005 and announce the results of the trial in the first quarter of 2006.

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

In June 2005, we entered into a development and license agreement with New River Pharmaceuticals Inc. to develop through the feasibility phase up to three proprietary New River compounds in combination with the GR System.  Pursuant to the agreement, new River will fund research and development under the agreement, and New River may acquire worldwide rights to use the GR System in the product candidates for agreed-upon milestone payments and royalties.  New River has proposed an initial product candidate for development, and we are collaborating with New River on the work plan for the feasibility program.

Future clinical progress of our products depends primarily on the results of each ongoing study. There can be no assurance that a feasibility study or clinical trial will be successful or that the product will gain regulatory approval.  For a more complete discussion of the risks and uncertainties associated with completing development of a potential product, see the section entitled “Additional Factors that May Affect Future Results” and elsewhere in this Form 10-Q.

In addition to research and development conducted on our own behalf and through collaborations with pharmaceutical partners, our activities since inception on August 7, 1995 have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital.   In the third quarter of 2005, we received $30 million in payments from Esprit Pharma, Inc. for the license of Proquin XR and a $25 million milestone payment from Biovail based on the FDA’s approval of Glumetza.  Those payments will be recognized as revenue over time.  Substantially all of our prior revenue, which was received from collaborative research and feasibility arrangements, has been limited.  We intend to continue investing in the further development of our drug delivery technologies and the GR System.

We have generated a cumulative net loss of approximately $140,539,000 for the period from inception through September 30, 2005.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made.  We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies.  There have been no changes to our critical accounting policies, other than our policy regarding revenue recognition described below, since we filed our 2004 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2005.  For a description of our critical accounting policies other than revenue recognition, please refer to our 2004 Annual Report on Form 10-K.

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

Revenue recognized relates to research and development services rendered in connection with collaborative arrangements, the achievements of milestones under such arrangements and product licenses.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  We are required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and we are reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectability is reasonably assured.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if we have substantially completed our obligations under the terms of the arrangement and our remaining involvement is inconsequential and perfunctory. If we have significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.  Royalties on product sales are recognized upon receipt.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Revenue for the three and nine months ended September 30, 2005 was $795,000 and $1,242,000 compared to $64,000 and $184,000 in the three and nine months ended September 30, 2004, respectively.  In 2005, revenue from collaborative agreements increased due to product development services performed under our agreement with Boehringer Ingelheim Pharmaceuticals.  We expect to continue work under this agreement at least through the first quarter of 2006.  We expect we will begin feasibility studies and recognize revenue under our agreement with New River beginning in the first quarter of 2006.  Revenue from licenses in the three and nine months ended September 30, 2005 increased to $19,000 and $56,000 from $13,000 in the same periods of 2004 due to revenue recognized under our license agreement with LG Life Sciences signed in August 2004.  We expect to begin to recognize revenue from the Esprit license and supply agreements beginning in the fourth quarter of 2005 and additional license fees under our agreement with LG Life Sciences of approximately $19,000 per quarter until 2012.  We are in discussions with Biovail regarding matters raised in the notice of breach we sent to Biovail related to the Glumetza license agreement and, accordingly, we have deferred recognition of any portion of the $25 million payment received in July 2005 pending the outcome of these discussions.

Research and Development Expense

Research and development expense decreased to $4,696,000 and $14,766,000 in the three and nine months ended September 30, 2005, respectively, from $5,036,000 and $16,779,000 for the same periods of 2004.  In the three months ended September 30, 2005 the decrease of $341,000 was primarily due to reductions of $1.3 million related to Proquin XR and Glumetza which were partially offset by $1.1 million in expenses related to other projects including our Phase II clinical trial for Gabapentin GR.  In the nine months ended September 30, 2005, the decrease of $2,012,000 was due primarily to reductions of expenses related to Proquin XR and Glumetza.  Since our two lead products were approved by the FDA in the second quarter of 2005 and our other product candidates are still in earlier stages of development, we believe that our research and development expenses will continue to decrease slightly during 2005.

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities.  The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners.  As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step.  Success in development therefore, generally results in increasing expenditures until actual product launch.  Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners.  Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted.

General and Administrative Expense

General and administrative expense for the third quarter of 2005 and 2004 was $3,508,000 and $1,512,000, respectively.   General and administrative expense for the nine months ended September 30, 2005 was $8,440,000 compared to $4,028,000 in the same period of 2004.  The increase of approximately $1,996,000 in the three-month period was due to approximately $1,309,000 in expense primarily related to planning and organization of commercial manufacturing activities at our contract manufacturer for Proquin XR, increased consulting fees of $284,000 primarily related to the execution of our Proquin license agreement and $271,000 in expense related to salary bonuses accrued under the bonus plan approved by the Compensation Committee of the Board of Directors in July 2005.  The increase of approximately $4,413,000 in the nine-month periods was due to $2,609,000 in expense related primarily to planning and organization of contract commercial manufacturing activities for Proquin XR, an increase of $866,000 related to salary bonuses accrued under the bonus plan and $544,000 in expenses related to Proquin XR marketing incurred prior to the licensing of Proquin XR and during the transition of marketing activities to Esprit. We expect that general and administrative expense will continue to increase in 2005 as we continue to work towards becoming an integrated organization with sales and marketing of our own products.

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

For the three and nine months ended September 30, 2005, we consolidated approximately $7,000 and $6,000, respectively, of DDL expenses, which are included in general and administrative expenses in the condensed consolidated statements of operations.  For the three and nine months ended September 30, 2004, we consolidated approximately $7,000 and $6,000, respectively, of DDL expenses.  We expect to consolidate general and administrative expense of approximately $10,000 annually related to DDL.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.  We have not made a determination as to DDL’s future.

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

Interest and Other Income and Interest Expense

Interest expense was approximately zero and $232,000 for the three months ended September 30, 2005 and 2004, respectively.  The decrease was due to $219,000 in decreased interest accrued on the Elan promissory note due to the repurchase of the promissory note in June 2005 and $13,000 in decreased interest on our equipment loan, which was fully repaid as of July 2005.  For the nine months ended September 30, 2005 and 2004, interest expense decreased year over year to $460,000 from $690,000.  The decrease of approximately $230,000 in interest expense for the nine-month period was due to decreased interest of approximately $198,000 on the Elan convertible loan facility and an approximate $32,000 decrease in interest expense on our other loan and lease obligations.  Interest and other income was approximately $442,000 for the three months ended September 30, 2005 compared to $113,000 in the same period of 2004.  Interest income for the nine months ended September 30, 2005 and 2004 was $811,000 and $398,000, respectively.  The increases, year over year, were due to higher investment balances in 2005 as a result of our receipt of license fees from Esprit and Biovail in the third quarter of 2005 and also due to higher interest rates earned on our investment portfolio.  Interest and other income also included immaterial gains and losses realized on sales of our marketable securities.

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

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the December 2004 Agreement, we determined that a significant modification of the preferred stock agreement had occurred, and, therefore, a new commitment date was established for the Series A Preferred Stock.  Further, we determined that the fair value of the modified preferred stock was below the carrying value of such securities as of the date of the modification, therefore, no deemed dividend resulted from this modification. Also, we determined that although a new commitment date had been established, this change did not result in a beneficial conversion feature subject to recognition pursuant to Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12.  As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5. For the three and nine months ended September 30, 2005, we recognized Series A Preferred Stock deemed dividends of approximately $218,000 and $622,000, respectively, attributable to the beneficial conversion feature.  We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or January 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2005 was approximately $35,253,000, compared to cash used in operating activities of approximately $18,497,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the cash provided by operations was due primarily to increases in deferred revenue of $54,944,000 related to the Biovail and Esprit license payments, partially offset by the net loss.  In 2004, the cash used in operations was due primarily to the net loss as adjusted for depreciation expense.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2005 totaled approximately $27,129,000 and consisted of a $26,491,000 net increase in marketable securities due to the investment of funds received from our license agreements and $637,000 in purchases of laboratory and office equipment.  Net cash used in investing activities in the nine months ended September 30, 2004 totaled approximately $255,000 and consisted of $2,101,000 in purchases of leasehold improvements and lab and office equipment which were partially offset by a $1,846,000 net decrease in marketable securities.  We expect that future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2005 was approximately $11,881,000 compared to cash used in financing activities of approximately $29,000 for the same period of 2004.  In 2005, the amount consisted primarily of $21,053,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005, $192,000 of net proceeds from the sale of 51,061 shares of common stock under our Employee Stock Purchase Plan for $3.76 per share and $599,000 from exercises of stock options and warrants during the period, which was partially offset by a $9,665,000 payment upon the extinguishment of the Elan promissory note and $106,000 of payments on our equipment loans and capital lease obligations.  In 2004, the amount consisted of $230,000 of net proceeds from exercises of stock options and warrants, which were partially offset by $259,000 of payments on our equipment loans and capital lease obligations.

Contractual Obligations

As of September 30, 2005, our aggregate contractual obligations for the next three years are as shown in the following table.  We have no contractual obligations with maturities greater than three years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Operating leases	$2,550,918	$981,636	$1,569,282
	$2,550,918	$981,636	$1,569,282

Financial Condition

As of September 30, 2005, we had approximately $64,841,000 in cash, cash equivalents and marketable securities, working capital of $35,889,000, and accumulated net losses of $140,539,000.  In July 2005, we received a $25.0 million payment from Biovail for the FDA approval of Glumetza and $30.0 million from Esprit as upfront license fees for Proquin XR.  Esprit is required to pay us additional license fees totaling $20 million, in equal installments, on July 21, 2006 and July 21, 2007. We expect to continue to incur operating losses for at least the next two years.  We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least June 2007.  However, we base this expectation on our current operating plan, which may change as a result of many factors.  Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•             results of research and development efforts;

•             financial terms of definitive license agreements or other commercial agreements we enter into, if any;

•             relationships with collaborative partners;

•             resolution of any disputes with collaborative partners;

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

FAS 123R permits public companies to adopt its requirements using one of two methods:  1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees and directors prior to the effective date of FAS 123R that remain unvested on the effective date; or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  We plan to adopt FAS 123R using the modified prospective method.

As permitted by FAS 123, we currently account for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee and director stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1, Summary of Significant Accounting Policies, Stock-Based Compensation to our condensed consolidated financial statements.

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

To date, we have had no revenues from product sales and only minimal revenues from our collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2005, we had total revenues of $1.2 million and for the years ended December 31, 2002, 2003 and 2004, we had total revenues of, $1.7 million in 2002, $1.0 million in 2003 and $200,000 in 2004. For the nine months ended September 30,

2005, we incurred net losses of $20.6 million and for the years ended December 31, 2002, 2003 and 2004, we incurred net losses of  $13.5 million in 2002, $30.0 million in 2003 and $26.9 million in 2004. As we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will continue to incur substantial operating losses for at least the next two years. Therefore, we expect our cumulative losses to increase.  These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

We depend heavily on our marketing partners for the successful commercialization of our lead products, Proquin XR and Glumetza.  We are involved in a dispute with our marketing partner for Glumetza.

Our two lead products, Proquin XR and the 500 mg strength Glumetza, have been approved by the FDA.  Our other product candidates are in earlier stages of clinical or preclinical development.  We anticipate that in the near term our success will depend on royalties generated from sales of Proquin XR and Glumetza.

We have licensed exclusive marketing rights to Proquin XR in the United States to Esprit Pharma, Inc.  Esprit launched Proquin XR in November 2005.  If Esprit fails to successfully commercialize Proquin XR, our business, financial condition and results of operations will be materially and adversely affected.

We have granted to Biovail an exclusive license to Glumetza.  In October 2005, we delivered a notice of breach to Biovail in respect of our license agreement with Biovail.  The notice relates to the failure of Biovail to make the first commercial sale of the 500 mg strength Glumetza within 120 days of approval in each of Canada and the United States as required in the license agreement, and to use diligent efforts in the marketing and selling of the 500mg strength of Glumetza.  Biovail has indicated that it is seeking a third party sublicensee to market Glumetza in the United States.  However, Biovail has not informed us that it has entered into a sublicensing arrangement for Glumetza in the United States.  In addition, although Biovail has informed us that it intends to launch Glumetza in Canada in the fourth quarter of 2005, that launch has not yet occurred.  The resolution of this matter and the timing of the commercial launch of Glumetza in the United States are uncertain.  There can be no assurance that our dispute with Biovail will be resolved in a timely manner, if at all.  Any additional delay in the commercial launch of Glumetza in the United States may adversely affect our business and results of operations.

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

The following factors will affect our quarterly operating results and may result in a material adverse effect on our stock price:

•  the timing of the commercial launch of Glumetza in the United States and Canada;

•  the resolution of our dispute with Biovail over our license agreement with Biovail;

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies seeking to market formulations of gabapentin that compete with Neurontin, claiming that these formulations of gabapentin infringe Pfizer’s patents. The results of this litigation could adversely impact our ability to commercialize Gabapentin GR. Also, we are aware that patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents.  If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.  Such a license may not be available on acceptable terms, or at all.  Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.  In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

If reimbursement is not available for our products or product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payors would have an adverse effect on our future revenues. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment.

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

Other companies that have oral drug delivery technologies competitive with the GR System include Bristol-Myers Squibb, IVAX Corporation, ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., Kos Pharmaceuticals, Inc., Intec Pharma and Alpharma, Inc., all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Glumetza will compete. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza. Several other companies, including IVAX Corporation, Barr Pharmaceuticals, Inc., Mylon Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd. have received FDA approval for and are selling a controlled-release metformin product.  Flamel Technologies has a controlled-release metformin product in clinical trials.

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

Although we have established internal manufacturing facilities to manufacture supplies for our Phase I and Phase II clinical trials, we do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for Phase III clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the GR System may adversely affect our ability to deliver such products on a timely or competitive basis.  The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our future revenue will suffer.

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

We are responsible for supplying commercial quantities of Proquin XR to Esprit.  For the manufacturer of Proquin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier.  Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to Proquin XR, is also a sole supplier to us.  We obtain the active pharmaceutical ingredient to Proquin XR on a purchase order basis only.  If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or Proquin XR tablets from our contract manufacturers, we may not be able to manufacture Proquin XR in a timely manner, if at all.

We could become subject to product liability litigation and may not have adequate insurance to cover product liability claims.

Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2006 sales of our products, but:

• we may not be able to obtain product liability insurance for future trials;

• we may not be able to maintain product liability insurance on acceptable terms;

• we may not be able to secure future coverage of the commercialization of the GR System; or

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

If we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.

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

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)	Exhibits
	10.1*	Exclusive License and Marketing Agreement between the Company and Esprit Pharma, Inc. dated July 21, 2005
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W.
Fara, Ph.D.
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F.
Hamilton
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

* Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	DEPOMED, INC.

By: /s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

By: /s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer

INDEX TO EXHIBITS

10.1*	Exclusive License and Marketing Agreement between the Company and Esprit Pharma, Inc. dated July 21, 2005
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

* Confidential treatment requested