Form 10-K
period 2005-12-31
DEPOMED INC
filed 2006-03-16
CIK 1005201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended: December 31, 2005

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

Title of Each Class

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $109,810,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 40,987,126 shares of the registrant’s common stock issued and outstanding as of March 13, 2006.

Documents Incorporated by Reference

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2006 and to be used in connection with the Annual Meeting of Shareholders expected to be held on or about June 9, 2006 are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2005 FORM 10-K REPORT

i

Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•       the timing of the commercial launch of Glumetza™;

•       market acceptance of ProQuin® XR and Glumetza;

•       the efforts of Esprit Pharma, Inc. with respect to the marketing of ProQuin XR;

•       the efforts of Biovail Corporation with respect to the marketing of Glumetza in Canada;

•       results and timing of our clinical trials, including the results of the Gabapentin GR™ trials and publication of those results;

•       our ability to raise additional capital;

•       our ability to obtain marketing partners for our product candidates; and

•       our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “RISK FACTORS” section and elsewhere in this Annual Report on Form 10-K. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

PART I

Item 1.                    Business

Company Overview

We are a specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. The United States Food and Drug Administration, or FDA, has approved two products we have developed. One of these products is also approved in Canada. We have out-licensed one of those products, which is now being sold in the U.S. We have out-licensed the other of these products in Canada, where it is now being sold and we plan to begin marketing it in the United States in 2006. We also plan to initiate a Phase III clinical trial with one of our product candidates in 2006.  Our primary oral drug delivery system is our patented AcuForm™ drug delivery technology. The AcuForm technology is a proprietary polymer-based drug delivery platform developed by Depomed that provides targeted drug delivery solutions for a wide range of compounds. The technology embraces diffusional, erosional, bilayer and multi-drug systems that can optimize oral drug delivery for both soluble and insoluble drugs. One application of the technology allows standard-sized tablets to be retained in the stomach for 6 to 8 hours after administration, thereby extending the time of drug delivery to the small intestine. The AcuForm delivery system can provide controlled and prolonged release of drug, which enables reduced frequency of dosing and reduced risk of adverse side effects with equivalent efficacy relative to immediate release drugs.

We are developing our own proprietary products and are also developing products utilizing our AcuForm technology in collaboration with other pharmaceutical and biotechnology companies.  In our collaborative programs, we generally apply our proprietary technology to the partner’s compound in exchange for research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase II clinical trials.  Upon the completion of Phase II clinical trials, we evaluate, on a case-by-case basis, the feasibility of retaining marketing or co-marketing rights to our product candidates in the United States, taking into account such factors as the marketing and sales efforts required for each of the product candidates, potential collaborative partners and the proposed terms of any such collaboration. If we fund development through Phase III, we will again evaluate the feasibility of retaining marketing or co-marketing rights. When we license marketing rights to a collaborative partner, we generally expect the partner to fund the completion of the clinical trials, as appropriate, and to pay us license fees, milestones and royalties on sales of the product.

Our intellectual property position includes nine issued patents and twelve patent applications pending in the United States.

Glumetza™

In May 2005, our collaborative partner, Biovail Laboratories International, or Biovail, received a Notice of Compliance for the 500mg and 1000mg strength of Glumetza from the Therapeutic Products Directorate Canada, or TPD. The 500mg Glumetza is our internally developed once-daily metformin product for Type II diabetes. The 1000mg Glumetza was developed by Biovail utilizing a Biovail drug delivery technology. In June 2005, Biovail received FDA approval to market the 500mg and 1000mg Glumetza in the United States, and in July 2005, in accordance with our license agreement, Biovail paid us a $25.0 million license payment. Biovail is in the process of reformulating the 1000mg Glumetza in order to reduce the manufacturing cost. The new formulation is targeted for commercial availability in the first half of 2007 and Biovail does not intend to commercialize the original formulation of the 1000mg Glumetza.

In October 2005, we delivered a notice of breach to Biovail and subsequently filed suit in respect of our license agreement with Biovail. The notice of breach and lawsuit primarily related to Biovail’s commercial launch and marketing obligations under the license agreement with respect to the 500mg strength of Glumetza. In December 2005, we resolved the dispute with Biovail and entered into an amended license agreement whereby Biovail’s exclusive license to the 500mg Glumetza is limited to Canada, and we have the right to manufacture and market the 500mg Glumetza in the U.S. and internationally with the exception of Canada. Under the agreement, Biovail will pay us royalties of 6 percent on Canadian net sales of the 500mg Glumetza and 1 percent on Canadian net sales of the 1000mg Glumetza. We are currently developing the U.S. commercial launch strategy for the 500mg Glumetza, which we expect to implement in the third quarter of 2006. We will pay Biovail a 1 percent royalty on U.S. net sales of the 500mg Glumetza.

Also in connection with the resolution of the dispute with Biovail, we entered into a supply agreement and a manufacturing transfer agreement with Biovail related to the development, manufacturing, supply and marketing of the new formulation of 1000mg Glumetza. Under the agreements, Biovail transferred the NDA covering the 500mg Glumetza to us, granted us an exclusive license to market the new formulation of the 1000mg Glumetza in the U.S., agreed to perform development and certain other tasks associated with the completion of the development of the new formulation of the 1000mg Glumetza, and to assist us with the preparation and submission of a supplement to the Glumetza NDA covering the new formulation of the 1000mg Glumetza. Biovail also agreed to perform certain additional limited development if the supplemental NDA is not approved by the FDA. We will purchase the new formulation of the 1000mg Glumetza for specified supply prices, and subject to our back-up manufacturing rights under the supply agreement, Biovail will be our exclusive supplier of the new formulation of the 1000mg Glumetza.

ProQuin®XR

In May 2005, we received FDA approval to market ProQuin XR, our internally developed once daily formulation of the antibiotic drug ciprofloxacin, for uncomplicated urinary tract infections. In July 2005, we exclusively licensed to Esprit Pharma, Inc. U.S. marketing and distribution rights to ProQuin XR. Esprit has agreed to pay us a $50 million license fee, of which $30 million has been paid with an additional $10 million due in July 2006 and the remaining $10 million due in July 2007. Also under the agreement, Esprit will pay us 15 percent to 25 percent escalating royalties based on increasing product sales. In November 2005, Esprit launched ProQuin XR in the United States.

In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form.

Gabapentin GR™

We have developed Gabapentin GR, an extended release form of gabapentin.  Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the trade name Neurontin®.  It is also marketed by a number of other companies as a generic, immediate release drug. We initiated a Phase II double-blind, placebo-controlled clinical trial of Gabapentin GR in the first quarter of 2005 for the treatment of post-herpetic neuralgia, a long-lasting pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. In January 2006, we announced statistically significant safety and efficacy improvements relative to placebo of twice-daily Gabapentin GR based on the Phase II trial data, which measured average daily pain scores from week two to the end of treatment based on the Likert pain scale. Once-daily Gabapentin GR also showed a trend in pain improvement. These trial results have given us valuable information which will be used in the design of our Phase III program, especially in light of the high and variable nature of placebo responses often seen in pain clinical trials. We expect to initiate a Phase III clinical trial on Gabapentin GR in the second quarter of 2006.

Other Research and Development Activities

We are applying our AcuForm technology to other compounds in an effort to enhance the safety, efficacy and/or dosing compliance of the innovator product. For example, we have completed preclinical studies of a combination product comprising our 500mg Glumetza once-daily formulation of metformin with a once-daily sulfonylurea for Type II diabetes. Under our amended agreement with Biovail, Biovail no longer has an exclusive option to license this product from us. We expect that a Phase I clinical trial for this product will commence only if our ongoing commercial assessment warrants further development or if we enter into a licensing agreement related to the product with a third party.

The AcuForm technology can also be applied to address drug dosing and absorption challenges that companies face as they develop New Chemical Entities, or NCEs. We are currently collaborating with AVI BioPharma, Inc. on a project for the delivery of large antisense compounds, utilizing the AcuForm technology.

In April 2005, we entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to conduct feasibility studies with an undisclosed pharmaceutical compound and in December 2005, we completed the studies and delivered the agreed feasibility results. All research and development work with the partner’s drug was funded by the partner. We do not expect that we will be requested to perform additional work that we will be requested to perform on this pharmaceutical compound.

In May 2005, we completed an extended Phase II clinical trial for Furosemide GR™, a controlled release formulation of the leading diuretic furosemide, which is used to treat edema in congestive heart failure, or CHF, patients. Data from the Phase II clinical trial and additional data from ten patients who underwent additional treatment indicated that Furosemide GR continued to produce comparable diuresis to immediate release furosemide, however with variable urinary urgency and frequency in both of the two treatment groups. We concluded that the CHF patients were not a suitable population for this formulation of furosemide. Consequently, resources previously allocated to Furosemide GR have been redirected to grow our pipeline with new programs and support other ongoing product development.

In June 2005, we entered into a development and license agreement with New River Pharmaceuticals, Inc. to apply the AcuForm technology to up to three proprietary New River compounds. New River will fund research and development under the agreement, and New River may acquire worldwide rights to use the AcuForm technology in the product candidates for agreed-upon milestone payments and royalties. New River has proposed an initial product candidate for development, and we are collaborating with New River on the work plan for the feasibility program and expect to begin development work on the product in the second quarter of 2006.

In addition to internal and partnered research and development programs, our activities since inception on August 7, 1995 have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy and raising capital. In the third quarter of 2005, we received $30 million in payments from Esprit for the license of ProQuin XR and a $25 million license payment from Biovail based on the FDA’s approval of Glumetza. Those payments will be recognized as revenue over time. Substantially all of our prior revenue, which was received from collaborative research and feasibility arrangements, has been limited. We intend to continue investing in the further development of our drug delivery technologies and the AcuForm technology.

The Drug Delivery Industry

Drug delivery companies apply proprietary technologies to create new pharmaceutical products utilizing compounds developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits, including better control of drug concentration in the blood, improved safety and efficacy, improved patient compliance, ease of use and an improved side effect profile. We believe that drug delivery technologies can provide pharmaceutical companies with a means of developing new or improved products as well as extending existing patent franchises.

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

The AcuForm Drug Delivery Technology

The AcuForm technology is based on our proprietary oral drug delivery technologies and is designed to include formulations of drug-containing polymeric tablets that allow multi-hour delivery of an incorporated drug. Although our formulations are proprietary, the polymers utilized in the AcuForm technology are commonly used in the food and drug industries and are included in the list of inert substances approved by the FDA for use in oral pharmaceuticals. By using different formulations of the polymers, we believe that the AcuForm technology is able to provide continuous, controlled delivery of drugs of varying molecular complexity and solubility. With the use of different polymers and polymers of varying molecular weight, our AcuForm tablet technology can deliver drugs by diffusion, tablet erosion, or from a bi-layer matrix. In addition, our technology allows for the delivery of more than one drug from a single tablet. If taken with a meal, these polymeric tablets remain in the stomach for an extended period of time to provide continuous, controlled delivery of an incorporated drug. The AcuForm technology’s design is based in part on principles of human gastric emptying and gastrointestinal transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger undigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed in the stomach and/or upper small intestine. The drug-containing polymeric tablets of the AcuForm technology are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets attain a size after ingestion sufficient to be retained in the stomach for multiple hours during the digestive process while delivering the drug content at a controlled rate. After drug delivery is complete, the polymeric tablet dissolves and becomes a watery gel, which is eliminated through the intestine.

The AcuForm technology is designed to address certain limitations of drug delivery and to provide for orally administered, conveniently dosed, cost-effective drug therapy that provides continuous, controlled delivery of a drug over a multi-hour period. We believe that the AcuForm technology can provide one or more of the following advantages over conventional methods of drug administration:

•       Greater Patient and Caregiver Convenience.   We believe that the AcuForm technology may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Such less frequent dosing promotes compliance with dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payors may reduce unnecessary expenditures and improve therapeutic outcomes.

•       Enhanced Safety and Efficacy through Controlled Delivery.   We believe that the AcuForm technology may improve the ratio of therapeutic effect to toxicity by decreasing the initial peak concentrations of a drug associated with toxicity, while maintaining levels of the drug at therapeutic, subtoxic concentrations for an extended period of time. Many drugs demonstrate optimal efficacy when concentrations are maintained at therapeutic levels over an extended period of time. When a drug is administered intermittently, the therapeutic concentration is often exceeded for some period after which concentrations fall below therapeutic levels. Excessively high concentrations are a major cause of side effects and subtherapeutic concentrations are ineffective.

•       Expansion of Types of Drugs Capable of Oral Delivery.   Some drugs, including certain proteins, peptides and oligonucleotides (antisense molecules), because of their large molecular size and susceptibility to degradation in the gastrointestinal tract, must currently be administered by injection or by continuous infusion, which is typically done in a hospital or other clinical setting. We believe that the AcuForm technology may be able to make the oral delivery of some of these drugs therapeutically effective.

•       Proprietary Reformulation of Generic Products.   We believe that the AcuForm technology may offer the potential to produce improved formulations of off-patent drugs. These proprietary formulations may be differentiated from existing generic products by virtue of reduced dosing requirements, improved efficacy, decreased toxicity or additional indications.

•       More Efficient Gastrointestinal Drug Absorption.   We believe that the AcuForm technology can be used for improved oral administration of drugs that are inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the AcuForm technology is designed to be retained in the stomach, allowing for constant multi-hour flow of drugs to these regions of the gastrointestinal tract. Accordingly, for such drugs, we believe that the AcuForm technology offers a significantly enhanced opportunity for increased absorption. Unlike some insoluble drug delivery systems, the polymer comprising the AcuForm technology dissolves at the end of its useful life and is passed through the gastrointestinal tract and eliminated.

•       Gastric Delivery for Local Therapy and Absorption.   We believe that the AcuForm technology can be used to deliver drugs which can efficiently eradicate gastrointestinal-dwelling microorganisms, such as H. pylori, the bacterium which is a cause of most peptic ulcers.

•       Rational Drug Combinations.   We believe that the AcuForm technology may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By appropriately incorporating different drugs into a AcuForm technology we believe that we can provide for the release of each incorporated drug continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs. We believe that future rational drug combination products using the AcuForm technology have the potential to simplify drug administration, increase patient compliance, and reduce medical costs. Our Glumetza/sulfonylurea product, currently in development, is an example of such a combination.

•       Potential for Oral Delivery of Peptides, Proteins and Antisense Molecules.   Based on laboratory studies, we believe that the AcuForm technology can protect drugs from enzymes and acidity effects prior to their delivery in the stomach. This feature, coupled with gastric retention, could allow for continuous delivery of peptides and proteins (i.e., labile drugs) into the upper portion of the small intestine, the most likely site of possible absorption for many such drugs. We believe that this mechanism will allow effective oral delivery of some drugs that currently require administration by injection. In addition, we believe that the AcuForm technology can be formulated to provide for continuous, controlled delivery of insoluble or particulate matter, including protein, antigen-laden vesicles or oligonucleotides such as antisense molecules, liposomes, and microspheres or nanoparticles. We are collaborating with AVI BioPharma, Inc. on a project to develop the AcuForm technology for the delivery of large antisense molecules.

Product Development Initiatives

In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product. The following table summarizes our principal product development initiatives as of March 2006:

Program	Partner	Potential Indications	Development Status (1)
Gabapentin GR	In-house	Post-herpetic neuralgia	Phase III clinical trial expected to be initiated in 2Q-06
Undisclosed compound	New River Pharmaceuticals Inc.	Confidential (2)	Preclinical studies expected to be initiated by 2Q-06
Glumetza (500mg) and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed; commercial assessment underway
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential (3)	Preclinical studies underway

(1)    See the section below entitled “Government Regulation” for additional information regarding the phases of drug development.

(2)    The potential indication may not be disclosed pursuant to the terms of the agreement between Depomed and New River Pharmaceuticals Inc. See “Collaborative Relationships.”

(3)    The potential indication may not be disclosed pursuant to the terms of the agreement between Depomed and AVI BioPharma, Inc. See “Collaborative Relationships.”

Our research and development expenses for 2005, 2004 and 2003 are discussed in detail below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Collaborative Relationships

Esprit Pharma, Inc. In July 2005, we entered into a license agreement with Esprit Pharma, Inc. to market and distribute ProQuin XR in the United States and Puerto Rico. Under the terms of the license agreement, Esprit also has right of first refusal for the sale and marketing of ProQuin XR for the Canadian market. Esprit has agreed to pay us a $50 million license fee, of which $30 million has been paid with an additional $10 million due in July 2006 and the remaining $10 million due in July 2007. Also under the agreement, Esprit will pay us 15 percent to 25 percent escalating royalties based on increasing sales of ProQuin XR. In connection with the license agreement, we also entered into a related supply agreement with Esprit, pursuant to which we will supply commercial quantities of ProQuin XR to Esprit. In November 2005, Esprit launched ProQuin XR in the United States. In 2005, we recognized approximately $2,024,000, or 46% of our total revenue for the year, under our agreements with Esprit. To date, all of our revenues from product sales and royalties have come from Esprit under our supply agreement with Esprit and our exclusive license and marketing agreement with Esprit.  If our agreements with Esprit related to ProQuin XR were to be terminated, whether due to a breach of those agreements by us, by Esprit, or otherwise, our business, results of operations and financial condition would be adversely affected.

Madaus S.r.l. In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with privately owned specialty pharmaceutical company Madaus S.r.l. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. Madaus will pay us at a pre-specified percent of Madaus’ wholesale ex-factory price, net of packaging costs. In January 2006, Madaus paid us a $200,000 license fee. An advance payment against future product sales of $300,000 will be due within 30 days of the first European regulatory approval. No revenue was recognized under the agreement in 2005.

New River Pharmaceuticals, Inc. In June 2005, we entered into a development and license agreement with New River Pharmaceuticals Inc. to develop through the feasibility phase up to three proprietary New River compounds in combination with the AcuForm technology. Pursuant to the agreement, New River will fund research and development under the agreement, and New River may acquire worldwide rights to use the AcuForm technology in the product candidates for agreed-upon milestone payments and royalties. New River has proposed an initial product candidate for development, and we are collaborating with New River on the work plan for the feasibility program and expect to begin development work on the product in the second quarter of 2006. No revenue was recognized under the agreement in 2005.

Boehringer Ingelheim Pharmaceuticals, Inc. In April 2005, we entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to conduct feasibility studies with an undisclosed pharmaceutical compound and in December 2005, we completed the studies and delivered the agreed feasibility results. All research and development work with the partner’s drug was funded by the partner. We are not aware of any additional work that we will be requested to perform on this pharmaceutical compound. For the year ending December 31, 2005, we recognized $2,231,000 or 51% of our total revenue for the year, which approximated the costs under the agreement related to this collaboration.

LG Life Sciences, Ltd.   In August 2004, we entered into a license and distribution agreement granting LG Life Sciences an exclusive license to the 500mg Glumetza in the Republic of Korea. Upon signing of the agreement, LG paid us a $600,000 upfront license fee. The agreement also provides for a $700,000 milestone fee upon approval in Korea and royalties on net sales of the 500mg Glumetza. The upfront license fee will be amortized over a period of eight years, which represents the estimated length of time that we are obligated to provide assistance in development and manufacturing. For the years ended December 31, 2005 and 2004, we recognized $75,000 and $31,000 or 2% and 15%, respectively, of our total revenue for the years related to this collaboration.

Biovail Laboratories International. In December 2005, we and Biovail entered into an Amended and Restated License Agreement relating to Glumetza.  The Amended and Restated License Agreement supersedes our April 27, 2004 Amended License and Development Agreement with Biovail.

Pursuant to the Amended and Restated License Agreement:  (i) we granted Biovail an exclusive license in Canada to manufacture and market the 500mg formulation of Glumetza, and a non-exclusive license to manufacture the 500mg Glumetza in the United States for export to Canada; (ii) Biovail will pay us royalties of six percent of net sales of the 500mg Glumetza in Canada; and (iii) Biovail will pay us royalties of one percent of net sales of the 1000mg new formulation of Glumetza in Canada.  The royalty payable by Biovail on net sales of the 500mg Glumetza may be increased to ten percent if U.S. regulatory approval of the 1000mg new formulation of Glumetza is not obtained by June 30, 2007 (provided that we have complied with our obligations related to obtaining such regulatory approval).

In connection with the Amended and Restated License Agreement, we also entered into a Manufacturing Transfer Agreement related to the 1000mg aqueous formulation of Glumetza.  Pursuant to the Manufacturing Transfer Agreement:  (i) Biovail granted us a license to manufacture the 1000mg Glumetza in the United States from and after the time, if any, that we obtain back-up manufacturing rights under the Supply Agreement with Biovail described below; (ii) Biovail granted us an exclusive license to market the 1000mg Glumetza in the United States; (iii) Biovail granted us an exclusive license to the “Glumetza” trademark in the United States for the purpose of marketing Glumetza; (iv) Biovail has transferred to us the New Drug Application covering the 500mg Glumetza; (v) Biovail will assist us with manufacturing technology transfer to enable the commercial scale manufacturing of the 500mg Glumetza by or for us; (vi) we will pay Biovail royalties of six percent of net sales of the 1000mg Glumetza in the United States from and after any United States regulatory approval of the 1000mg Glumetza (or, if less, thirty percent of royalties and other similar payments from our licensees) with respect to any sales of the 1000mg Glumetza not purchased pursuant to the Supply Agreement described below; and (vii) we will pay Biovail royalties of one percent of net sales of the 500mg Glumetza in the United States (or, if less, five percent of royalties and other similar payments from our licensees).

Also in connection with the Amended and Restated License Agreement, we entered into a Supply Agreement with Biovail related to the development, manufacturing and supply of the 1000mg new formulation of Glumetza.  Pursuant to the Supply Agreement:  (i) Biovail will perform development and certain other tasks associated with the completion of the development of the 1000mg Glumetza, and will assist us with the preparation and submission of a supplement to the NDA covering the 1000mg Glumetza; (ii) we and Biovail may perform certain additional limited development if the supplement to the Glumetza NDA is not approved by the FDA; (iii) we will purchase the 1000mg Glumetza from Biovail for specified supply prices and, subject to our back-up manufacturing rights, Biovail will be our exclusive supplier of the 1000mg Glumetza; (iv) Biovail may supply us with the 500mg formulation of Glumetza through December 31, 2006; and (v) Biovail granted us certain back-up manufacturing rights in the event of its inability to supply us with the 1000mg Glumetza.

No cash payments were made by either party in connection with their entry into the above-described agreements.

In November 2005, Biovail Pharmaceuticals Canada, the sales and marketing division of Biovail, launched the 500mg Glumetza in Canada. We are currently developing the U.S. commercial launch strategy for the 500mg Glumetza which we expect to implement in the third quarter of 2006. For the year ending December 31, 2005, license revenue recognized under our agreements with Biovail was $76,000 or 2% of our total revenues. No revenues were received from Biovail in 2004 and 2003.

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

Other Collaborations.   In October 2002, we signed an agreement with ActivBiotics, Inc. to conduct feasibility studies on a proprietary ActivBiotics’ antibiotic. We terminated the agreement in June 2004. For the years ended December 31, 2004 and 2003, revenues received for work performed for ActivBiotics were $28,000 and $476,000, respectively, or 14% and 48% of our total revenues, respectively. In June 2003, we signed an agreement with an undisclosed collaborative partner to conduct feasibility studies for the partner. We recognized revenue of approximately $144,000 and $408,000, or 71% and 42%, of our revenues in 2004 and 2003, respectively related to this agreement.

Competition

Other companies that have oral drug delivery technologies competitive with the AcuForm technology include Bristol-Myers Squibb, IVAX Corporation, ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., Kos Pharmaceuticals, Inc., Intec Pharma and Alpharma, Inc., all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Glumetza competes. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza. Several other companies, including IVAX Corporation, Barr Pharmaceuticals, Inc., Mylan Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd. have received FDA approval for and are selling a controlled-release metformin product. Flamel Technologies has a controlled-release microparticle-based formulation of metformin product in Phase II clinical trials.

Bayer Corporation developed a once-daily ciprofloxacin product for the treatment of urinary tract infections, which is currently marketed by Schering-Plough Corporation. There may be other companies developing products competitive with Glumetza and ProQuin XR of which we are unaware.

To our knowledge, we are the only company currently in clinical trials with a sustained release formulation of gabapentin for the U. S. market.

Gabapentin is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and at least seven companies have received approval to market generic versions of the immediate release product. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the U.S. and the European Union (EU).

Competition in pharmaceutical products and drug delivery systems is intense. We expect competition to increase. Competing technologies or products developed in the future may prove superior to the AcuForm technology or products using the AcuForm technology, either generally or in particular market segments. These developments could make the AcuForm technology or products using the AcuForm technology noncompetitive or obsolete.

Most of our principal competitors have substantially greater financial, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued U.S. patents and twelve U.S. patent applications are pending. In addition, we are preparing patent applications relating to our expanding technology for filing in the U.S. and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies marketing generic gabapentin products, claiming that these products infringe Pfizer’s patents. The results of this litigation could adversely impact the commercialization of any generic gabapentin product. Also, we are aware that patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

In January 2006, we filed a complaint against IVAX Corporation in federal court for infringement of two of our U.S. patents related to the AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet. Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will be successful in any litigation against IVAX.

Manufacturing

Although we have established internal manufacturing facilities to manufacture supplies for our Phase I and Phase II clinical trials, we do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for Phase III clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the AcuForm technology may adversely affect our ability to deliver such products on a timely or competitive basis. The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our future revenue will suffer.

Applicable current Good Manufacturing Practices (cGMP) requirements and other rules and regulations prescribed by foreign regulatory authorities will apply to the manufacture of products using the AcuForm technology. We will depend on the manufacturers of products using the AcuForm technology to comply with cGMP and applicable foreign standards. Any failure by a manufacturer of products using the AcuForm technology to maintain cGMP or comply with applicable foreign standards could delay or prevent the initial or continued commercial sale of our products.

We are responsible for supplying commercial quantities of ProQuin XR to Esprit. For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier. Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to ProQuin XR, is also a sole supplier to us. We obtain the active pharmaceutical ingredient to ProQuin XR on a purchase order basis only. With respect to the 500mg strength of Glumetza, we are currently negotiating a supply arrangement with a tablet manufacturer, and we plan to purchase the active ingredient for 500mg Glumetza on a purchase order basis. If 1000mg Glumetza is approved, we will rely on Biovail as our sole supplier. Although we have obtained clinical batches of Gabapentin GR from a contract manufacturer, we currently have no long-term supply arrangement with respect to Gabapentin GR.

If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or ProQuin XR tablets from our contract manufacturers, we may not be able to manufacture ProQuin XR in a timely manner, if at all. Likewise, we will be unable to manufacture Glumetza in a timely manner, if at all, if we are unable to obtain Glumetza 500mg tablets or active ingredient from contract manufacturers, or Glumetza 1000mg tablets from Biovail.

Marketing and Sales

In 2004, we announced our determination to evolve from a solely product development focused company to an integrated organization with sales and marketing of our own products. While preliminary staffing for these activities began in 2005, we anticipate this process will continue over the next several years.

The marketing activities of our licensees of ProQuin XR and Glumetza, and our own marketing activities with respect to Glumetza or any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform with statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

Government Regulation

Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products using the AcuForm technology and the manufacture and marketing of products using the AcuForm technology prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. If new products using the AcuForm technology do not receive the required regulatory approvals or if such approvals are delayed, our business would be materially adversely affected. There can be no assurance that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

In the United States, the FDA rigorously regulates pharmaceutical products, including any drugs using the AcuForm technology. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls and total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commercialization. An NDA requires that our products are compliant with cGMP. Failure to achieve or maintain cGMP standards for products using the AcuForm technology would adversely impact their marketability. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the AcuForm technology would have a material adverse effect on the company.

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

•  we may not be able to obtain product liability insurance for future products;

•  we may not be able to maintain product liability insurance on acceptable terms;

•  we may not be able to secure increased coverage as the commercialization of the AcuForm technology proceeds; or

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

Employees

As of December 31, 2005, we had 90 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., our Chairman, President and Chief Executive Officer, Carl Pelzel, our Executive Vice President and Chief Operating Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara, Mr. Pelzel or any of our other executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

Additional Information

The address of our Internet website is http://www.depomedinc.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Item 1A.            Risk Factors

In addition to other information in this report, the following factors should be considered carefully in evaluating our company. We believe the following risks, along with the risks described elsewhere in this Form 10-K, including the risks described above under “BUSINESS – Competition, – Patents and Proprietary Rights, – Manufacturing, – Marketing and Sales, – Government Regulation, – Product Liability, and –Employees”, are the material risks we face at the present time. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

We depend heavily on our marketing partners for the successful commercialization of our lead products, ProQuin XR and Glumetza.

Our two lead products, ProQuin XR and the 500mg strength Glumetza, have been approved by the FDA. Our other product candidates are in earlier stages of clinical or preclinical development. We anticipate that in the near term our success will depend on royalties generated from sales of ProQuin XR and sales of Glumetza.

We have licensed exclusive marketing rights to ProQuin XR in the United States to Esprit Pharma, Inc. Esprit launched ProQuin XR in November 2005. If Esprit fails to successfully commercialize ProQuin XR, our business, financial condition and results of operations will be materially and adversely affected.

We have licensed exclusive marketing rights to the 500mg Glumetza in Canada to Biovail. Biovail launched the 500mg Glumetza in Canada in November 2005. If Biovail fails to successfully commercialize Glumetza, our business and future revenues will be materially and adversely affected.

If we fail to enhance our marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for Glumetza in the United States.

Currently, we have limited sales and marketing staff, and no distribution capabilities. In order to generate sales of Glumetza or any other product candidates that receive regulatory approval that we choose to market or co-market, we must substantially enhance our internal marketing and sales force with technical expertise and with supporting distribution capabilities, or make arrangements with third parties to perform these services for us. The development of a sales and distribution infrastructure requires substantial resources, which may divert the attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to fully develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

We are expecting operating losses in the future.

To date, we have had limited revenues from license fees, product sales, collaborative research and development arrangements and feasibility studies, although we have received $55 million in license fees from Biovail and Esprit in 2005. For the year ended December 31, 2005, we had total revenues of $4.4 million and for the years ended December 31, 2004 and 2003, we had total revenues of $200,000 and $1.0 million, respectively. For the year ended December 31, 2005, we incurred net losses of $24.5 million and for the years ended December 31, 2004 and 2003, we incurred net losses of $26.9 million and $30.0 million, respectively. As we continue our research and development efforts, preclinical testing and clinical trial activities, and expand our sales and marketing organization, we anticipate that we will continue to incur substantial operating losses for at least the next year. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

We are preparing for a Phase III clinical trial of Gabapentin GR, and we have another product candidate in earlier stages of development. In addition, Biovail is assisting us with the preparation of a supplemental NDA filing for the new 1000mg formulation of Glumetza, and we expect to begin performing feasibility studies by the second quarter of 2006 with another compound in combination with the AcuForm technology for a collaborative partner. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, all of our product candidates, other than the 1000mg formulation of Glumetza, use the AcuForm technology. If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

Our quarterly operating results may fluctuate and affect our stock price.

The following factors will affect our quarterly operating results and may result in a material adverse effect on our stock price:

•  the timing of the commercial launch of Glumetza in the United States;

•  the degree of commercial success of ProQuin XR and Glumetza;

•  variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

•  decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;

•  market acceptance of the AcuForm technology;

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

We currently have a collaboration agreement for development of product candidates through the feasibility phase with New River Pharmaceuticals. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

We may not be able to enter into future collaborative arrangements on acceptable terms, which would harm our ability to develop and commercialize our current and potential future products.. Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and commercialize products using the AcuForm technology. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

•  any parallel development by a collaborative partner of competitive technologies or products;

•  arrangements with collaborative partners that limit or preclude us from developing products or technologies;

•  premature termination of a collaboration agreement; or

•       failure by a collaborative partner to devote sufficient resources to the development and commercial sales of products using the AcuForm technology.

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

The drug development process is costly, time-consuming and subject to unpredictable delays and failures. Before we or others make commercial sales of products using the AcuForm technology, other than Glumetza and ProQuin XR, we, our current and any future collaborative partners will need to:

•  conduct preclinical and clinical tests showing that these products are safe and effective; and

•  obtain regulatory approval from the FDA or foreign regulatory authorities.

We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

•  the AcuForm technology has unintended or undesirable side effects; or

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals. These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones, such as the commercial launch of the 500mg strength of Glumetza in the United States or the commencement of the Phase III clinical trial of Gabapentin GR. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

To market any of our products outside of the United States, we and our collaborative partners, including Madaus and LG Life Sciences, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

If we or our licensees are unable to obtain acceptable prices or adequate reimbursement for our products from third-party payers, we will be unable to generate significant revenues.

In both domestic and foreign markets, sales of our product candidates will depend in part on the availability of adequate reimbursement from third-party payers such as:

•       government health administration authorities;

•       private health insurers;

•       health maintenance organizations;

•       pharmacy benefit management companies; and

•       other healthcare-related organizations.

If reimbursement is not available for our products or product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payers would have an adverse effect on our future revenues. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment.

Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting pricing may also change before many of our product candidates are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop.

We depend on third parties who are single source suppliers to manufacture ProQuin XR, Glumetza and our later stage product candidates. If these suppliers are unable to manufacture ProQuin XR, Glumetza or our product candidates, our business will be harmed.

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

We are currently negotiating a supply arrangement with a tablet manufacturer for the 500mg strength of Glumetza, and we plan to purchase the active ingredient for the 500mg Glumetza on a purchase order basis. If the new formulation of 1000mg Glumetza is approved, we will rely on Biovail as our sole supplier. We will be unable to manufacture Glumetza in a timely manner if we are unable to obtain Glumetza 500mg tablets from contract manufacturers or active pharmaceutical ingredient from suppliers, or Glumetza 1000mg tablets from Biovail.

Although we have obtained clinical batches of Gabapentin GR from a contract manufacturer, we currently have no long-term supply arrangement with respect to Gabapentin GR.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or such investment. We do not know if we would be able to successfully complete any acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we were to be unable to integrate any acquired businesses, products or technologies effectively, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our operating results.

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

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. In particular, our corporate headquarters are located in the San Francisco Bay area, which has a history of seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Item 1B.           Unresolved Staff Comments

None.

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

Item 3.                    Legal Proceedings

We are involved in legal proceedings relating to some of our intellectual property rights.  In January 2006, Depomed filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which are owned by Depomed. The patents relate our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive and Other Officers

Our executive and other officers of the company and their ages as of December 31, 2005 are as follows:

Name	Age	Position
Executive Officers
John W. Fara, Ph.D.	63	Chairman, President and Chief Executive Officer
Carl A. Pelzel	55	Executive Vice President and Chief Operating Officer
Bret Berner, Ph.D.	53	Vice President, Product Development and Chief Scientific Officer
John F. Hamilton	61	Vice President, Finance and Chief Financial Officer
John N. Shell	52	Vice President, Operations
Other Officers
Jeff P. Miller	53	Vice President, Regulatory and Quality Assurance
Thadd M. Vargas	40	Vice President, Business Development

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

Carl A. Pelzel joined Depomed in June 2005 as Vice President, Marketing and Commercial Development; he was appointed to the position of Executive Vice President and Chief Operating Officer in September 2005. Before joining Depomed, Mr. Pelzel was senior vice president, Global Commercial Operations at Chiron Corporation. Under his leadership, Chiron Biopharmaceuticals generated sales on a global basis through operations in North America and Europe as well as a network of international distributors. Prior to joining Chiron, Mr. Pelzel was President and Chief Executive Officer of Invenux Inc., a privately-held biopharmaceutical company. Mr. Pelzel also spent 11 years with GlaxoSmithKline in senior-level sales, marketing and international operational positions, including Country Manager of Hong Kong and China. He spent 13 years with American Home Products, focused primarily on their antibiotics business. During his career, he directed the launch of five major pharmaceutical products, many on a global basis. Mr. Pelzel has a B.A. from Hartwick College of Oneonta, New York.

Bret Berner, Ph.D. has served as the company’s Vice President, Product Development since December 1998. In February 2006, Dr. Berner was appointed to the position of Chief Scientific Officer. Before joining the company, Dr. Berner served as Vice President of Development at Cygnus, Inc. for four years, where he was responsible for formulation, analytical chemistry, toxicology, project management, and new drug delivery technology. From 1984 through 1994, Dr. Berner acted as the Director of Basic Pharmaceutics Research at Ciba-Geigy. Prior to 1984, he also held the position of Staff Scientist at The Procter & Gamble Company. Dr. Berner holds 18 patents, has authored more than 70 publications and edited two books on controlled drug delivery. He received his B.A. degree from the University of Rochester and a Ph.D. degree from the University of California, Los Angeles.

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

John N. Shell served as Director of Operations for the company from its inception in August 1995 until December 1996, when he was named Vice President of Operations. From May 1994 to August 1995, Mr. Shell served in a similar capacity at the Depomed Division of M6. Mr. Shell served as a director of the company from its inception until November 2003. Prior to 1994, Mr. Shell served as Materials Manager for Ebara International Corporation, a multi-national semiconductor equipment manufacturer, and as Materials Manager for ILC Technology, an electro-optics and electronics manufacturer. Mr. Shell received his B.A. degree from the University of California, Berkeley.

Jeff P. Miller has served as Vice President of Regulatory Affairs and Quality Assurance for Depomed since November, 2005. Before joining Depomed, he was Vice President, Regulatory Affairs and Quality for the Drug Development Division of ICON (formerly, GloboMax), a worldwide clinical and regulatory consulting firm. From 2001 to 2003, Mr. Miller was Executive Director, Regulatory Affairs and Compliance for DURECT Corporation, a drug delivery technology company. His career also includes several senior level positions at biotechnology companies, including Clingenix/Research Services Inc., from 1999 to 2001, CV Therapeutics, Inc., from 1997 to 1999 and, from 1993 to 1997, Matrix Pharmaceutical, Inc., where he helped to establish the regulatory and compliance functions in-house to support clinical trials and commercial registration and supply. Earlier in his career, Mr. Miller spent 17 years at Syntex Research, Inc. in basic research, then Human Pharmaceutical Regulatory Affairs and Compliance. Mr. Miller holds a B.A. in Biological Sciences from the University of California, Santa Barbara.

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

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the Nasdaq SmallCap Market under the symbol “DPMD” on December 1, 1997. On November 9, 1998, our common stock ceased trading on the Nasdaq SmallCap Market and began trading on the American Stock Exchange (AMEX) under the symbol “DMI”. On December 17, 2003 our common stock ceased trading on the AMEX and began trading on the Nasdaq National Market (Nasdaq) under the symbol “DEPO”. The following table sets forth the high and low closing prices of our common stock as reported by the Nasdaq from January 1, 2004 to December 31, 2005.

	2005		2004
	High	Low	High	Low
First Quarter	$5.40	$3.88	$7.83	$6.25
Second Quarter	$4.72	$3.46	$8.87	$4.94
Third Quarter	$6.70	$4.40	$5.43	$3.87
Fourth Quarter	$6.50	$4.83	$5.60	$3.96

As of December 31, 2005, there were approximately 66 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We believe that there are approximately 3,000 beneficial holders of our common stock.

We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Information required by this item regarding our equity compensation plans is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of shareholders.

Item 6.                     Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Results of Operations
Revenue	$4,405,329	$202,569	$981,990	$1,661,186	$3,673,326
Operating costs and expenses	30,916,856	26,537,341	30,380,445	30,088,624	17,994,753
Loss from operations	(26,511,527)	(26,334,772)	(29,398,455)	(28,427,438)	(14,321,427)
Equity in loss of joint venture	—	—	(5,359)	(2,435,667)	(3,173,409)
Gain from Bristol-Myers Squibb legal settlement	—	—	—	18,000,000	—
Gain from extinguishment of debt	1,058,935	—	—	—	—
Net loss before income taxes	(24,467,272)	(26,774,637)	(30,015,098)	(13,494,565)	(17,600,039)
Provision for income taxes	—	(99,000)	—	—	—
Net loss (1)	(24,467,272)	(26,873,637)	(30,015,098)	(13,494,565)	(17,600,039)
Deemed dividend on preferred stock	(842,202)	—	—	—	—
Net loss applicable to common stock shareholders	(25,309,474)	(26,873,637)	(30,015,098)	(13,494,565)	(17,600,039)
Basic and diluted net loss per share applicable to common stock shareholders (1)(2)	$(0.64)	$(0.78)	$(1.23)	$(0.92)	$(1.72)
Shares used in computing basic and diluted net loss per share	39,821,182	34,628,825	24,458,259	14,642,745	10,220,223

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash, cash equivalents and securities available-for-sale	$59,073,065	$18,104,839	$44,255,260	$20,217,973	$5,150,088
Total assets	66,377,514	22,868,583	47,692,649	23,179,277	8,746,846
Deferred revenue, less current portion	51,421,263	493,750	—	—	—
Long-term obligations, less current portion	—	10,280,591	9,497,845	9,003,937	5,566,686
Series A Preferred Stock (3)	12,015,000	12,015,000	12,015,000	12,015,000	12,015,000
Accumulated deficit	(144,451,897)	(119,984,625)	(93,110,988)	(63,095,890)	(49,601,325)
Total shareholders’ equity (net capital deficiency) (3)	6,760,999	8,403,298	34,576,154	(6,413,866)	(13,492,201)

(1)             Net loss, net loss applicable to common stock shareholders and net loss per share decreased in 2002 due to an $18.0 million payment we received in December 2002 from Bristol-Myers Squibb related to the settlement of the patent infringement lawsuit we filed against Bristol-Myers Squibb in January 2002.

(2)             The net loss per common share for 2001 has been restated from amounts originally reported to eliminate the 7% dividend previously accrued on the Series A Preferred Stock. As the dividends were only convertible into our common stock, the amounts previously recorded as dividend represented adjustments to the conversion price of the Series A Preferred Stock. See Note 7 of the Notes to Consolidated Financial Statements, Series A Preferred Stock.

(3)             Shareholders’ equity for 2001 has been restated to classify the Series A Preferred Stock outside of permanent equity. In September 2003, the joint venture agreements were amended and the exchange right associated with the Series A Preferred Stock was terminated and the Series A Preferred Stock was reclassified to permanent shareholders’ equity. See Note 7 of the Notes to Consolidated Financial Statements, Series A Preferred Stock.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2005, we received FDA and Canadian regulatory approval of Glumetza, our extended release metformin formulation for treatment of Type II diabetes and FDA approval of ProQuin XR, our extended release formulation of the antibiotic ciprofloxacin. In July 2005, we entered into a license agreement with Esprit Pharma, Inc. to market and distribute ProQuin XR in the U.S. and Puerto Rico with a right of first refusal to rights in Canada. Esprit agreed to pay us a $50 million license fee and 15 percent to 25 percent escalating royalties based on increasing product sales. Esprit launched ProQuin XR in the U.S. in November 2005. In December 2005, we settled a dispute with Biovail related to the commercialization of Glumetza which resulted in the establishment of our right to manufacture and market the 500mg formulation of Glumetza in the U.S. and all international markets with the exception of Canada and our gaining an exclusive right to market the 1000mg Glumetza in the U.S. In November 2005, Biovail launched the 500mg Glumetza in Canada. In 2005, we entered into agreements with New River Pharmaceuticals Inc. and Boehringer Ingelheim Pharmaceuticals, Inc. to conduct feasibility studies on their compounds using our AcuForm technology.

In 2005, we reported a net loss of $24.5 million or $0.64 per share, compared to a net loss of $26.9 million or $0.78 per share for the year ended December 31, 2004. Cash and investment balances at December 31, 2005 were $59.1 million.

Revenues for the year ended December 31, 2005 totaled approximately $4.4 million compared with $203,000 for the year ended December 31, 2004. Collaborative revenue increased to $2.2 million in 2005 from $171,000 in 2004 as a result of increased development services provided for Boehringer Ingelheim. License revenue increased to $575,000 from $31,000 due to revenue recognized under license agreements with Esprit and

Biovail. Royalty revenue was $669,000 in 2005 as a result of our royalty on net sales of ProQuin XR by Esprit. Product sales revenue was $931,000 in 2005 as a result of sales of ProQuin XR under our supply agreement with Esprit. In 2004, there were no revenues recognized related to royalties or product sales.

Research and development expenses for the year ended December 31, 2005 were $18.3 million compared to $21.4 million for the year ended December 31, 2004. The decrease was primarily due to decreased external expenses such as clinical and manufacturing expenses for our 500mg Glumetza and ProQuin XR as the products proceeded from development to commercialization.

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

Revenue Recognition

Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred for each contract. We are required to perform research activities as specified in each respective agreement on a best efforts basis, and we are reimbursed based on the costs associated with supplies, other outsourced activities and the hours worked by employees on each specific contract. Our business strategy includes performing additional development work for our partners, which we expect will generate milestone payments and license fees. We will recognize nonrefundable substantive milestone payments pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement and when collectibility is reasonable assured. Non-refundable license fees are recognized over the period of continuing involvement of a specific contract or, if no continuing involvement exists, such license fees are recognized upon receipt. Management has made assumptions relating to the period of continuing involvement, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses recorded in any given period. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under our agreement with Esprit will initially be recognized based on Esprit’s cash receipts due to our inability to estimate returns and potential bad debt related to underlying sales following the initial commercialization of ProQuin XR. Esprit royalty revenue, therefore, is not reflective of Esprit’s actual product sales in the respective period. Product sales revenue related to our supply agreement with Esprit is recognized after a 30-day right of return has expired.

Accrued Liabilities

We record accrued liabilities for certain contract research activities, including clinical trials, preclinical studies and other corporate activities. Some of the accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. If possible, we obtain information regarding the unbilled services directly from the service provider. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate the activity associated with a study or service at a given point in time, it would result in understated expense in the period presented and overstated expense in subsequent periods. Historically, our estimated accrued liabilities have approximated actual expense incurred.

Stock-Based Compensation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees and directors. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective imputed assumptions can materially affect the fair value estimate, in management’s opinion, the existing models to not provide a reliable single measure of the fair value of our employee and director stock options. Option valuation models require the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. There is limited historical information available to support our estimate of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to take advantage of market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee and director stock option exercises, the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods.

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

We adopted FIN 46 on July 1, 2003, and consolidated DDL, as of that date, as we determined that DDL was a VIE, as defined by FIN 46, and that we absorbed a majority of its expected losses. Accordingly, we were required to consolidate the assets and liabilities of DDL on July 1, 2003. The adoption of FIN46 did not have a material impact on our financial position or results of operations. Also, as we had been responsible for 80% of DDL’s losses under the terms of our agreements with Elan, we had been recognizing 80% of DDL’s losses under the equity method of accounting prior to July 1, 2003. Since the inception of DDL through June 30, 2003, we had recognized approximately $19.8 million, or 80% of DDL’s expenses. Upon the adoption of FIN 46, we calculated what the impact would have been on our operations had we consolidated 100% of DDL’s expenses and recorded an offsetting “noncontrolling interest” equal to 20% of DDL’s expenses (the amounts funded by Elan under the arrangement) for the period from DDL’s inception through June 30, 2003, or $19.8 million, and determined that there was no cumulative catch-up charge to record upon the adoption of FIN 46.

Our results of operations include 100% of the operating results of DDL for the six months ended December 31, 2003. The noncontrolling interest for the period was not material, and it has been included as an offset to general and administrative expenses in the consolidated statement of operations. As DDL does not have any revenue, its accounts are reflected entirely in our consolidated operating expenses. In September 2003, we modified our agreements with Elan that govern the terms of the joint venture and as a result of such modifications, we became responsible for 100% of the funding requirements of DDL. Accordingly, subsequent to September 2003, we did not allocate any portion of DDL’s results of operations to the noncontrolling interest. In June 2004, DDL became our wholly owned subsidiary when we acquired Elan’s 19.9% interest in DDL.

RESULTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

Revenues

Revenues for the years ended December 31, 2005, 2004 and 2003 were approximately $4,405,000, $203,000 and $982,000, respectively. In 2005, collaborative revenue consisted of $2,231,000 recognized under a collaboration with Boehringer Ingelheim. We do not expect to perform additional product development services for Boehringer Ingelheim under this collaboration agreement in 2006. License revenue was $575,000 and resulted from revenue recognized under license agreements with Esprit, Biovail and LG Life Sciences. We expect we will recognize license revenue of approximately $3.6 million in 2006 related to license fee payments received in, or prior to, 2005. In 2005, royalty revenue related to Esprit’s sales of ProQuin XR was $669,000 and product sales revenue was $931,000 and related to sales under our supply agreement with Esprit. In 2004, revenues consisted of $171,000 recognized under a collaboration with ActivBiotics and another collaborative partner. We completed product development services for both partners and we do not expect to perform additional product development services for these partners under the respective agreements. Other revenues in 2004 included $31,000 recorded under the license agreement with LG Life Sciences. In 2003, revenues consisted of $476,000 recognized under our collaboration with ActivBiotics and $506,000 from small collaborations with undisclosed partners.

Cost of Sales

Cost of sales for the year ended December 31, 2005 was approximately $909,000, or approximately 98% of product sales. However, cost of sales did not include the costs of certain material previously expensed. Prior to commercialization, materials that we purchased were expensed to research and development. We were able to use some of this material in our products sold. If we were to include the costs that were previously expensed to research and development but then used in our products sold, our cost of sales would have been approximately $169,000 greater than the reported amounts or 116% of product sales for the year ended December 31, 2005. Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal labor related to the manufacturing process and shipping costs.

Research and Development Expense

Research and development expense for the year ended December 31, 2005 was approximately $18,369,000 compared to approximately $21,359,000 and $26,416,000 during the years ended December 31, 2004 and 2003, respectively. The decrease of $2,990,000 was due primarily to reductions of $3.5 million in expense related to ProQuin XR and Glumetza which were partially offset by increased depreciation of $218,000 related primarily to leasehold improvements completed in the fourth quarter of 2004. Since our two lead products were approved by the FDA in the second quarter of 2005 and our other product candidates are still in earlier stages of development, we believe that our research and development expenses will remain relatively flat during 2006 as we advance our other product candidates into later stage clinical development. The decrease of $5,058,000 in research and development expense in 2004 was primarily due to a decrease of $8,408,000 in external research and development expenses, including activities to complete clinical trials and reports for Glumetza and ProQuin in the fourth quarter of 2003, which were partially offset by $1,839,000 in expense related to the hiring of additional personnel to support the FDA filings and analytical testing of our product candidates.

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

Our largest cumulative research and development expense over the last three years has been related to the development of Gabapentin GR, ProQuin XR and Glumetza. In 2005 and 2004, Gabapentin GR accounted for approximately 60% and 25%, respectively, of our research and development expenses for that year and none in 2003. In 2005, 2004 and 2003, ProQuin XR accounted for 10%, 50% and 45%, respectively, of our research and development expenses for that year. In 2005, 2004 and 2003, Glumetza, accounted for approximately 0%, 10% and 35%, respectively, of our total research and development expenses for that year.

Our research and development activities can be divided into preclinical stage programs, which include analytical testing, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following:

	2005	2004	2003
Preclinical programs	$3,098,000	$666,000	$2,356,000
Later stage programs	15,271,000	20,693,000	24,060,000
	$18,369,000	$21,359,000	$26,416,000

Our research and development activities can be divided into those related to our internal projects and those related to collaboration arrangements. The costs related to internal projects versus collaboration arrangements approximate the following:

	2005	2004	2003
Internal projects	$16,704,000	$19,339,000	$15,922,000
Collaborative arrangements funded by partners	1,484,000	153,000	1,020,000
Collaborative arrangements not funded by partners	181,000	1,867,000	9,474,000
	$18,369,000	$21,359,000	$26,416,000

The following table summarizes our principal product development initiatives and the related stages of development for each product in development. The information in the column labeled “Estimated Completion Date of Current Phase” contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see Item 1A. Risk Factors and elsewhere in this Form 10-K. In addition to the products listed below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product.

Program	Partner	Potential Indications	Development Status	Estimated Completion Date of Current Phase
Gabapentin GR	In-house	Post herpetic neuralgia	Protocol for Phase III clinical trial in preparation	2nd quarter of 2006
Undisclosed compound (1)	New River Pharmaceuticals Inc.	Confidential (1)	Preclinical studies expected to be initiated in the 2nd quarter of 2006	4th quarter of 2006
Glumetza (500mg) and sulfonylurea	In-house	Type II diabetes	Preclinical studies completed; commercial assessment underway	3rd quarter of 2006
Undisclosed NEUGENE® antisense compound	AVI BioPharma, Inc.	Confidential (2)	Preclinical studies underway	Unknown— Dependent upon AVI’s decision to proceed to clinical trials

(1)             The product and potential indication may not be disclosed pursuant to the terms of the agreement between the company and New River Pharmaceuticals Inc. See “Collaborative Relationships.”

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

The most significant expenses associated with clinical development derive from the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have two products that have completed Phase III.

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

General and Administrative Expense

General and administrative expense for the year ended December 31, 2005 was approximately $11,639,000, compared to approximately $5,179,000 for the year ended December 31, 2004. The increase of $6.5 million in 2005 was due to approximately $3,455,000 in expense related to the planning and organization of commercial manufacturing activities at our contract manufacturer for ProQuin XR, increased salary expense of $1,252,000 related to salary bonuses accrued under the bonus plan approved by the Compensation Committee of the Board of Directors in July 2005 and marketing expense of $828,000 primarily related to ProQuin XR marketing incurred prior to the licensing of ProQuin XR and during the transition of marketing activities to Esprit. General and administrative expense for the year ended December 31, 2004 was approximately $5,179,000, compared to approximately $3,964,000 for the year ended December 31, 2003. The increase of $1,215,000 in 2004 compared to 2003 was due to $795,000 in legal and accounting expense, $444,000 in increased salaries and $179,000 in consulting expense. Legal, accounting and consulting expense increases resulted primarily from increased costs related to our compliance with the Sarbanes-Oxley Act of 2002. Salary expense increased due to increased salaries and the hiring of additional employees, including our director of corporate communications. In 2006, we expect general and administrative expense will increase over 2005 levels as we continue building our sales and marketing capabilities to promote our product candidates.

Consolidated Subsidiary

 Prior to the adoption of FIN 46 on July 1, 2003, our equity in the loss of DDL was based on 100% of DDL’s losses (since we owned 100% of the DDL voting common stock), less the amounts funded by Elan. For the period from inception to June 30, 2003, we recognized approximately 80.1% of DDL’s loss, or approximately $19,817,000 as equity in the loss of the joint venture in our statement of operations. In 2003, we recognized approximately $5,000 of DDL’s net loss prior to the adoption of FIN 46 on July 1, 2003. In June 2004, we acquired the remaining 19.9% interest in DDL for $50,000. For the year ended December 31, 2005 and 2004, we consolidated 100% of DDL expenses, or approximately $7,000 and $6,000, respectively, included in general and administrative expenses in the consolidated statement of operations. We expect to consolidate general and administrative expense of approximately $8,000 in 2006 to dissolve DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development.

For the year ended December 31, 2005 and 2004, DDL recognized general and administrative expense and net loss of $7,000 and $6,000, respectively. For the year ended December 31, 2003, DDL recognized a loss of $16,000, in general and administrative expense. In August 2002, all research and development work for DDL ceased.

Interest Expense and Interest Income

Interest expense was approximately $460,000 for the year ended December 31, 2005 compared to interest expense of approximately $929,000 and $910,000 for the years ended December 31, 2004 and 2003, respectively. In 2005, interest expense decreased due to the repurchase of the Elan promissory note in June 2005 and also the payoff of our equipment loan and leasehold obligations in May 2005 and July 2005, respectively. In 2004, interest expense increased over 2003 due to compounding of accrued interest on the Elan convertible loan facility.

For the year ended December 31, 2005, interest and other income increased to $1,445,000 from $489,000 and $299,000 in the years ended December 31, 2004 and 2003, respectively. In 2005, the increase was due to our increased investment balances as a result of $55.0 million in license fees received from Esprit and Biovail in the third quarter of 2005. In 2004, the increase was due to our increased investment balances as a result of our public offering in the fourth quarter of 2003. Increasing average interest rates earned in 2005 and 2004 also contributed to increased interest year over year.

Gain from Extinguishment of Debt

In connection with the formation of DDL, Elan made a loan facility available to us for up to $8,010,000 in principal to support our 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by us to Elan. The funding term of the loan expired in November 2002. The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. However, in June 2005, we repurchased the promissory note with an outstanding balance of $10,724,000, including $2,927,000 of accrued interest, for $9,665,000 including commissions paid to a financial consultant and legal fees. A gain on the extinguishment of the debt of $1,059,000 was recorded in other income for the second quarter of 2005.

Income Taxes

Income tax expense for the year ended December 31, 2004 was $99,000 and none in 2005 and 2003. The tax was paid to the Republic of Korea on a license fee we received from LG Life Sciences, Ltd., a Korean company. All revenue received from LG Life Sciences will require income tax payment to the Republic of Korea.

We have not generated any federal or state taxable income to date. At December 31, 2005, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $108.0 million. Future utilization of carryforwards may be limited in any fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2010 through 2025 if not utilized and federal research and development tax credits of approximately $1.8 million expire at various dates beginning in 2011 through 2025. Our net operating loss carryforwards for state income tax purposes were approximately $68.0 million which expire at various dates beginning in 2006 through 2015 and state research and development tax credits of approximately $1.8 million have no expiration date. As a result of the annual limitation, anticipated and future losses or changes in ownership of the company, all or a portion of these carryforwards may expire before becoming available to reduce our federal and state income tax liabilities.

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

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the December 2004 Agreement, we determined that a significant modification of the preferred stock agreement had occurred, and, therefore, a new commitment date was established for the Series A Preferred Stock. Further, we determined that the fair value of the modified preferred stock was below the carrying value of such securities as of the date of the modification, therefore, no deemed dividend resulted from this modification. Also, we determined that although a new commitment date had been established, this change did not result in a beneficial conversion feature subject to recognition pursuant to Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12. As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5. For the year ended December 31, 2005, we recognized Series A Preferred Stock deemed dividends of approximately $842,000 attributable to the beneficial conversion feature. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or January 2009.

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

Stock-Based Compensation Expense

In December 2002, our Board of Directors authorized an increase in the number of shares authorized for issuance under our 1995 Stock Option Plan (the Plan) by 1,306,811 shares. On May 29, 2003, at the 2003 Annual Meeting of Shareholders, our shareholders approved the increase to the Plan. In December 2002 and March 2003, we granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase of common stock at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of our common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, we were required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options. In the year ended December 31, 2005, we recognized approximately $243,000 in stock-based compensation expense related to the stock options.

Common Stock Equivalents

Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans as of December 31 are shown below:

	2005		2004		2003
	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price
Stock options	4,371,964	$4.44	4,346,620	$4.37	3,820,898	$4.16
Warrants	2,010,071	$3.16	2,942,404	$2.89	3,211,283	$3.09
Convertible preferred shares and accrued dividends	2,540,949		2,251,822		1,478,690	—
Convertible promissory note and accrued interest	—		1,338,620		1,037,709	—
Biovail Purchaser’s Option			3,901,961	$8.21	3,871,467	$6.73
	8,922,984		14,781,427		13,420,047

Related Party Transactions

Consulting Agreement

In September 1998, we entered into a consulting agreement with Burrill & Company, whereby we were required to pay a monthly retainer of $5,000 and other fees related to partnering arrangements. The principal of Burrill & Company, G. Steven Burrill is a director of Depomed. We terminated the agreement as of November 30, 2003. For the year ended December 31, 2003, we paid a total of $55,000 in connection with this agreement.

AVI BioPharma, Inc.

In June 2000, we entered into a joint collaboration to investigate the feasibility of controlled oral delivery of AVI’s proprietary NEUGENE® antisense agents. Our Chairman, President and Chief Executive Officer, John W. Fara, is currently serving as a director of AVI BioPharma, Inc. No revenues have been received under this agreement.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operations in the year ended December 31, 2005 was approximately $28,817,000, compared to cash used in operations of approximately $23,268,000 and $33,148,000 for the years ended December 31, 2004 and 2003, respectively. In 2005, the change in cash used in operations was due primarily to increases in deferred revenue related to license payments received under our agreements with Esprit and Biovail, partially offset by the net loss. In 2004, the change in cash used in operations was due primarily to the net loss and movements in working capital.

Investing Activities

Cash used in investing activities in the year ended December 31, 2005 totaled approximately $34,822,000 and consisted of a net increase in marketable securities of $34,031,000 resulting from investment of license fees received under our agreements with Esprit and Biovail in the third quarter of 2005 and $791,000 in purchases of lab and office equipment. Cash provided by investing activities in the year ended December 31, 2004 totaled approximately $4,086,000 and consisted primarily of a net decrease in marketable securities of $6,758,000 that was partially offset by $2,626,000 in purchases of capital equipment and leasehold improvements, including approximately $1,936,000 to build out the additional space we leased in May 2003. Cash used in investing activities in the year ended December 31, 2003 totaled approximately $16,718,000 and consisted primarily of a net increase in marketable securities of $15,589,000 and $1,123,000 of purchases of lab equipment, furniture, computers and leasehold improvements. Marketable securities were increased in 2003 after the completion of our public offering in the fourth quarter. We expect future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices (cGMP) in our laboratories.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2005 was $12,618,000 and consisted primarily of $21,019,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005 and $1,370,000 in proceeds from the exercise of stock options, warrants and purchases of common stock under our employee stock purchase plan, which were partially offset by the repayment of the Elan promissory note of $9,665,000 and $106,000 in payments on equipment loans and capital lease obligations. Cash provided by financing activities for the year ended December 31, 2004 was $91,000 and consisted primarily of $419,000 of proceeds from exercises of stock options and warrants partially offset by $328,000 in payments on equipment loans and capital leases. Cash provided by financing activities for the year ended December 31, 2003 was $58,377,000 and consisted primarily of net proceeds of $18,668,000 received in April 2003 from a private placement of common stock and net proceeds of $38,227,000 received from our public offering of common stock in the fourth quarter. Proceeds received in 2003 were partially offset by $441,000 in payments on equipment loans and capital leases.

Contractual Obligations and Capital Resources

Through December 31, 2005, we have invested approximately $8,405,000 in equipment, furniture and leasehold improvements, of which approximately $1,947,000 was financed through long-term debt equipment financing arrangements. As of December 31, 2002, there were no further borrowings available under the financing arrangements. If we do not obtain additional credit arrangements, we will need to spend our own resources for future equipment purchases.

As of December 31, 2005, our aggregate contractual obligations for the next three years are as shown in the following table. We have no contractual obligations with maturities greater than three years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Operating leases	$2,305,270	$979,162	$1,326,108
Purchase orders	91,144	91,144	—
	$2,396,414	$1,070,306	$1,326,108

As of December 31, 2005, we had approximately $59,073,000 in cash, cash equivalents and marketable securities, working capital of $54,931,000, and accumulated net losses of $144,452,000. In July 2005, we received a $25.0 million payment from Biovail for the FDA approval of Glumetza and $30.0 million from Esprit as upfront license fees for ProQuin XR. Esprit is required to pay us additional license fees totaling $20 million, in equal installments, on July 21, 2006 and July 21, 2007. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least December 2007. However, we base this expectation on our current operating plan, which may change as a result of many factors. Our cash needs may vary materially from our current expectations because of numerous factors, including:

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

As permitted by FAS 123, we currently account for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee and director stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1, Summary of Significant Accounting Policies, Stock-Based Compensation to our Notes to Consolidated Financial Statements. We estimate that stock options granted prior to December 31, 2005 are expected to result in expense of approximately $1.7 million in 2006.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and marketable securities are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2005, the fair value of our cash equivalents and marketable securities would not change by a significant amount.

Foreign Currency Fluctuations

We have not had any significant transactions in foreign currencies, nor did we have any balances that were due or payable in foreign currencies at December 31, 2005. Therefore, a hypothetical 10% change in foreign currency rates would not have an impact on our financial position and results of operations. We do not hedge any of our foreign currency exposure.

Item 8.                    Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 through F-27.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

We have audited management’s assessment, included above in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Depomed, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Depomed, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable preferred stock and shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2005 of Depomed, Inc. and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Palo Alto, California

March 15, 2006

Item 9B.            Other Information

On February 6, 2006, the compensation committee of Depomed’s board of directors approved the payment of bonuses to executive officers pursuant to Depomed’s bonus plan, and increases in the executive officers’ base salaries retroactive to January 1, 2006.  On February 10, 2006, Depomed’s executive officers received discretionary stock option grants under Depomed’s 2004 Equity Incentive Plan.  The bonus payments, base salary increases, and stock option grants are set forth in the table below.  The exercise price for each stock option is $6.29, the fair market value of Depomed’s common stock determined in accordance with the 2004 Equity Incentive Plan.  Each option vests in equal monthly installments over 48 months, with the exception of Mr. Pelzel’s option which is subject to a four-month cliff period followed by 44 months of equal monthly vesting.

Officer	Bonus Amount ($ )	Base Salary & Increase % ($ / %)	Stock Options Granted (#)
John W. Fara, Ph.D. Chairman, President and Chief Executive Officer	267,000	500,000 / 5.8	200,250
Carl A. Pelzel Executive Vice President and Chief Operating Officer	62,000	325,000 / 10.2	23,250
John F. Hamilton Vice President, Finance and Chief Financial Officer	113,000	294,000 / 5.0	84,750
Bret Berner, Ph.D. Vice President, Product Development and Chief Scientific Officer	112,000	275,000 / 5.8	84,000
John N. Shell Vice President, Operations	60,000	262,000 / 5.3	45,000

PART III

Item 10.             Directors and Executive Officers of the Registrant

The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors, code of ethics, audit committee and audit committee financial experts of the company is incorporated by reference to the information set forth under the caption “Election of Directors” in the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The section entitled “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” appearing in the Proxy Statement for the 2006 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Item 11.             Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.             Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.              Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Redeemable Preferred Stock and Shareholders’ Equity (Net Capital Deficiency)
Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules

All schedules have been omitted because the required information is not present or because the information required is included in the financial statements, including the notes thereto.

(a) 3.   Exhibits:

3.1(1)	Amended and Restated Articles of Incorporation
3.2 (9)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(15)	Bylaws, as amended
3.5(17)	Certificate of Determination of Series RP Preferred Stock of the company
4.1(3)	Form of Subscription Agreement dated as of May 2, 2001
4.2(3)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.3(3)	Form of Warrant dated as of June 13, 2001
4.4(5)	Form of Subscription Agreement dated as of March 14, 2002
4.5(5)	Placement Agent Warrant dated as of March 14, 2002
4.6(10)	Form of Warrant dated as of April 21, 2003
10.1(6)	1995 Stock Option Plan, as amended
10.2(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.3(1)	Form of Indemnification Agreement between the company and its directors and executive officers
10.4(4)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
+10.5(7)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.6(8)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
10.7(10)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
10.8(11)	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park LLC
10.9(11)	Lease agreement dated April 30, 2003 between the company and Menlo Park Business Park LLC
10.10(12)	Termination Agreement, dated as of September 16, 2003 among the company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. and Depomed Development, Ltd.
10.11(12)	Exclusive License Agreement, dated as of September 18, 2003, between the company and Depomed Development, Ltd.
10.12(13)	2004 Equity Incentive Plan
10.13(13)	2004 Employee Stock Purchase Plan
10.14(14)	Agreement, dated as of December 10, 2004, between the company and Kings Road Investments, Ltd.
10.15(16)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent
10.16(18)	Offer Letter dated June 14, 2005 between the Company and Carl Pelzel
10.17(19)	Convertible Note Repurchase Agreement, dated as of June 24, 2005, between the company and Elan Pharma International Limited
10.18(20)	Bonus Plan
+10.19(21)	Exclusive License and Marketing Agreement dated July 21, 2005 between the company and Esprit Pharma
*10.20	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the company and MOVA Pharmaceutical Corporation
*10.21	Amended and Restated License Agreement dated December 13, 2005 between the company and Biovail Laboratories International SRL
*10.22	Supply Agreement dated December 13, 2005 between the company and Biovail Laboratories International SRL
*10.23	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See Page 37)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(1)	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
(3)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001
(4)	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
(5)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

(6)	Incorporated by reference to the company’s registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002
(7)	Incorporated by reference to the company’s Form 8-K/A dated May 28, 2002 and filed on December 23, 2002
(8)	Incorporated by reference to the company’s Form 8-K/A dated November 22, 2002 and filed on December 23, 2002
(9)	Incorporated by reference to the company’s Form 10-K filed on March 31, 2003
(10)	Incorporated by reference to the company’s Form 8-K filed on April 25, 2003
(11)	Incorporated by reference to the company’s Form 10-Q filed on August 14, 2003
(12)	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2003
(13)	Incorporated by reference to the company’s Form S-8 filed on June 21, 2004
(14)	Incorporated by reference to the company’s Form 8-K filed on December 14, 2004
(15)	Incorporated by reference to the company’s Form 8-K filed on April 19, 2005
(16)	Incorporated by reference to the company’s Form 8-A filed on April 22, 2005
(17)	Incorporated by reference to the company’s Form 10-Q filed on May 10, 2005
(18)	Incorporated by reference to the company’s Form 8-K filed on June 17, 2005
(19)	Incorporated by reference to the company’s Form 8-K filed on June 29, 2005
(20)	Incorporated by reference to the company’s Form 8-K filed on July 15, 2005
(21)	Incorporated by reference to the company’s Form 10-Q filed on November 9, 2005
+	Confidential treatment granted
*	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 16th day of March, 2006.

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

Signature

/s/ JOHN W. FARA, Ph.D.	Chairman, President and Chief Executive	March 16, 2006
John W. Fara, Ph.D.	Officer (Principal Executive Officer)

/s/ JOHN F. HAMILTON	Vice President, Finance and Chief	March 16, 2006
John F. Hamilton	Financial Officer (Principal Financial Officer)

/s/ G. STEVEN BURRILL	Director	March 16, 2006
G. Steven Burrill

/s/ GERALD T. PROEHL	Director	March 16, 2006
Gerald T. Proehl

/s/ JOHN W. SHELL, Ph.D.	Director	March 16, 2006
John W. Shell, Ph.D.

/s/ CRAIG R. SMITH, M.D.	Director	March 16, 2006
Craig R. Smith, M.D.

/s/ PETER D. STAPLE	Director	March 16, 2006
Peter D. Staple

/s/ JULIAN N. STERN	Director and Secretary	March 16, 2006
Julian N. Stern

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Depomed, Inc.

We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable preferred stock and shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 of the consolidated financial statements, in 2003 the Company changed its method of accounting for variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Depomed, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Palo Alto, California

March 15, 2006

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,565,556	$953,295
Marketable securities	51,507,509	17,151,544
Accounts receivable	1,094,840	—
Unbilled accounts receivable	861,576	—
Inventories	864,786	—
Prepaid and other current assets	1,107,710	442,349
Total current assets	63,001,977	18,547,188
Property and equipment, net	3,146,611	3,941,127
Other assets	228,926	380,268
	$66,377,514	$22,868,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,588,999	$1,733,474
Accrued compensation	1,989,606	910,723
Other accrued liabilities	781,793	556,084
Deferred margin	45,486	—
Capital lease obligation, current portion	—	32,412
Long-term debt, current portion	—	73,008
Deferred revenue, current portion	3,572,196	75,000
Other current liabilities	93,073	93,073
Total current liabilities	8,071,153	3,473,774
Promissory note from related party	—	10,280,591
Deferred revenue, non-current portion	51,421,263	493,750
Other long-term liabilities	124,099	217,170
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 17,543 and 15,821 shares issued and outstanding at December 31, 2005 and 2004, respectively, with an aggregate liquidation preference of $18,091,559	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 40,689,369 and 34,691,190 shares issued and outstanding at December 31, 2005 and 2004, respectively	139,640,599	117,070,946
Deferred compensation	(337,049)	(621,980)
Accumulated deficit	(144,451,897)	(119,984,625)
Accumulated other comprehensive (loss)	(105,654)	(76,043)
Total shareholders’ equity	6,760,999	8,403,298
	$66,377,514	$22,868,583

See accompanying notes.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenue:
Collaborative revenue	$2,230,625	$171,319	$981,990
License revenue	575,291	31,250	—
Royalties	668,789	—	—
Product sales	930,624	—	—
Total revenue	4,405,329	202,569	981,990

Costs and expenses:
Cost of sales	908,521	—	—
Research and development	18,369,217	21,358,802	26,416,425
General and administrative	11,639,118	5,178,539	3,964,020

Total operating expenses	30,916,856	26,537,341	30,380,445

Loss from operations	(26,511,527)	(26,334,772)	(29,398,455)

Other income (expenses):
Equity in loss of joint venture	—	—	(5,359)
Gain from extinguishment of debt	1,058,935	—	—
Interest and other income	1,445,057	489,013	299,140
Interest expense	(459,737)	(928,878)	(910,424)
Total other income (expenses)	2,044,255	(439,865)	(616,643)

Net loss before income taxes	(24,467,272)	(26,774,637)	(30,015,098)

Provision for income taxes	—	(99,000)	—

Net loss	(24,467,272)	(26,873,637)	(30,015,098)

Deemed dividend on preferred stock	(842,202)	—	—

Net loss applicable to common stock shareholders	$(25,309,474)	$(26,873,637)	$(30,015,098)

Basic and diluted net loss applicable to common stock shareholders per share	$(0.64)	$(0.78)	$(1.23)

Shares used in computing basic and diluted net loss per share	39,821,182	34,628,825	24,458,259

See accompanying notes.

DEPOMED, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK

AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Period from December 31, 2002 to December 31, 2005

	Convertible Exchangeable Preferred Stock		Preferred Stock		Common Stock		Deferred Stock-Based	Accumulated	Accumulated Other Comp- rehensive Income	Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Deficit	(Loss)	Deficiency)
Balances at December 31, 2002	12,015	$12,015,000	—	$—	16,460,566	$56,679,288	$—	$(63,095,890)	$2,736	$(6,413,866)
Issuance of common stock, net of issuance costs	—	—	—	—	16,734,259	56,895,709	—	—	—	56,895,709
Issuance of common stock upon exercise of options	—	—	—	—	31,270	95,856	—	—	—	95,856
Issuance of common stock upon exercise of warrants	—	—	—	—	1,343,117	1,826,481	—	—	—	1,826,481
Stock-based compensation	—	—	—	—	—	1,043,507	(1,015,144)	—	—	28,363
Amortization of deferred stock-based compensation	—	—	—	—	—	—	151,272	—	—	151,272
Issuance of preferred stock	(12,015)	(12,015,000)	12,015	12,015,000	—	—	—	—	—	12,015,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(30,015,098)	—	(30,015,098)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(7,563)	(7,563)
Comprehensive loss										(30,022,661)
Balances at Dec. 31, 2003	—	—	12,015	12,015,000	34,569,212	116,540,841	(863,872)	(93,110,988)	(4,827)	34,576,154
Common stock issuance costs	—	—	—	—	—	(935)	—	—	—	(935)
Issuance of common stock upon exercise of options	—	—	—	—	35,902	92,496	—	—	—	92,496
Issuance of common stock upon exercise of warrants	—	—	—	—	38,544	139,523	—	—	—	139,523
Issuance of common stock under employee stock purchase plan	—	—	—	—	47,532	188,227	—	—	—	188,227
Stock-based compensation	—	—	—	—	—	110,794	(15,629)	—	—	95,165
Amortization of deferred stock-based compensation	—	—	—	—	—	—	257,521	—	—	257,521
Issuance of preferred stock	—	—	3,806	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,873,637)	—	(26,873,637)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(71,216)	(71,216)
Comprehensive loss										(26,944,853)
Balances at Dec. 31, 2004	—	—	15,821	12,015,000	34,691,190	117,070,946	(621,980)	(119,984,625)	(76,043)	8,403,298
Issuance of common stock, net of issuance costs	—	—	—	—	5,036,000	21,019,267	—	—	—	21,019,267
Issuance of common stock upon exercise of options	—	—	—	—	234,468	709,059	—	—	—	709,059
Issuance of common stock upon exercise of warrants	—	—	—	—	625,152	279,732	—	—	—	279,732
Issuance of common stock under employee stock purchase plan	—	—	—	—	102,559	381,005	—	—	—	381,005
Stock-based compensation	—	—	—	—	—	214,585	—	—	—	214,585
Amortization of deferred stock-based compensation	—	—	—	—	—	(33,995)	284,931	—	—	250,936
Issuance of preferred stock	—	—	1,722	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,467,272)	—	(24,467,272)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(29,611)	(29,611)
Comprehensive loss										(24,496,883)
Balances at Dec. 31, 2005	—	$—	17,543	$12,015,000	40,689,369	$139,640,599	$(337,049)	$(144,451,897)	$(105,654)	$6,760,999

See accompanying notes.

DEPOMED, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net loss	$(24,467,272)	$(26,873,637)	$(30,015,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	—	—	5,359
Depreciation and amortization	1,138,912	1,443,749	893,406
Gain on extinguishment of debt	(1,058,935)	—	—
Accrued interest expense on shareholder notes	443,344	868,566	793,308
Employee and director stock-based compensation	385,960	257,521	151,272
Stock-based compensation issued to consultants	79,560	95,165	28,363
Changes in assets and liabilities:
Accounts receivable	(1,956,416)	278,452	23,417
Inventories	(864,786)	—	—
Other current assets	(665,361)	249,842	(157,840)
Other assets	151,342	(54,132)	(34,260)
Accounts payable and other accrued liabilities	81,234	(203,644)	(4,910,627)
Accrued compensation	1,078,883	101,214	380,018
Other current liabilities	—	—	(305,166)
Deferred revenue	54,424,709	568,750	—
Deferred margin	45,486	—	—
Net cash provided by (used in) operating activities	28,816,660	(23,268,154)	(33,147,848)
Investing Activities
Investment in equity joint venture	—	—	(5,359)
Expenditures for property and equipment	(791,247)	(2,672,635)	(1,122,950)
Purchases of marketable securities	(64,197,066)	(21,557,673)	(41,368,779)
Maturities of marketable securities	26,069,548	12,061,752	12,592,424
Sales of marketable securities	4,096,496	16,254,096	13,187,061
Net cash (used in) provided by investing activities	(34,822,269)	4,085,540	(16,717,603)
Financing Activities
Payments on capital lease obligations	(33,186)	(38,541)	(20,373)
Payments on equipment loans	(73,008)	(289,559)	(420,850)
Payment of promissory note from related party	(9,665,000)	—	—
Proceeds from issuance of common stock	22,389,064	419,311	58,818,046
Net cash provided by financing activities	12,617,870	91,211	58,376,823
Net increase in cash and cash equivalents	6,612,261	(19,091,403)	8,511,372
Cash and cash equivalents at beginning of year	953,295	20,044,698	11,533,326
Cash and cash equivalents at end of year	$7,565,556	$953,295	$20,044,698

Supplemental Schedule of Non-Cash Financing and Investing Activities
Value of leasehold improvement allowance	$—	$356,780	$—
Deferred compensation related to stock options granted to employees and consultants	$—	$31,500	$1,015,144
Acquisition of property and equipment under capital leases	$774	$31,761	$22,042

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$459,737	$928,878	$910,424
Taxes	$—	$99,000	$—

See accompanying notes.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Organization

Depomed, Inc. (the “Company” or “Depomed”) is a specialty pharmaceutical company engaged in the development of pharmaceutical products based on the Company’s proprietary oral drug delivery technologies.  The Company was incorporated in the State of California on August 7, 1995.  Since the Company’s inception, it has devoted its resources primarily to fund research and development programs. In the fourth quarter of 2005, the Company transitioned from a development-stage organization to a commercial entity.

In 2005, the United States Food and Drug Administration approved two products developed by the Company.  In July 2005, the Company licensed its ProQuin XR, a once-daily formulation of the antibiotic drug ciprofloxacin for uncomplicated urinary tract infections, to Esprit Pharma, Inc. (Esprit).  In November 2005, Esprit commercially launched ProQuin XR in the United States.  The Company licensed manufacturing and marketing rights for Canada to its second product, 500mg Glumetza, a once-daily metformin product for Type II diabetes, to Biovail Corporation (Biovail).  In November 2005, Biovail launched the 500mg Glumetza in Canada.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2005 and 2004, include the accounts of the Company and DDL, its subsidiary which was formerly 19.9% owned by Elan. On July 1, 2003, the Company consolidated DDL, a variable interest entity in which the Company is the primary beneficiary, pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51. In June 2004, the Company acquired Elan’s 19.9% interest and DDL became a wholly owned and consolidated subsidiary.  Material intercompany accounts and transactions have been eliminated.  In the fourth quarter of 2005, the Company’s Board of Directors approved the dissolution of DDL.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable.  These securities are carried at fair value, which is based on highly available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity.  If the fair value of a marketable security is below its carrying value due to a significant adverse event, the impairment is considered to be other-than-temporary and the security is written down to its estimated fair value. Other-than-temporary declines in fair value of all marketable securities would be charged to “interest expense”.  The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities.  Realized gains or losses have been insignificant and are included in “interest and other income”.  At December 31, 2005, the individual contractual period for all available-for-sale debt securities is within two years.

Securities classified as available-for-sale as of December 31, 2005 and 2004 are summarized below. Estimated fair value is based on quoted market prices for these investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005:
U.S. debt securities:
Total included in cash and cash equivalents	$4,488,518	$—	$—	$4,488,518
Total maturing within 1 year and included in marketable securities
U.S. corporate debt securities	25,152,443	—	—	25,152,443
U.S. government debt securities	21,996,005	744	(90,696)	21,906,053
Total maturing between 1 and 2 years and included in marketable securities
U.S. corporate debt securities	2,464,715	—	—	2,464,715
U.S. government debt securities	2,000,000	—	(15,702)	1,984,298
Total available-for-sale	$56,101,681	$744	$(106,398)	$55,996,027

December 31, 2004:
U.S. debt securities:
Total included in cash and cash equivalents	$—	$—	$—	$—
Total maturing within 1 year and included in marketable securities	15,228,003	—	(60,779)	15,167,224
Total maturing between 1 and 2 years and included in marketable securities	1,999,584	—	(15,264)	1,984,320
Total available-for-sale	$17,227,587	$—	$(76,043)	$17,151,544

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$26,069,487	$(50,215)	$—	$—	$26,069,487	$(50,215)
U.S. government debt securities	21,954,462	(41,645)	1,985,360	(14,538)	23,939,822	(56,183)

Total available-for-sale	$48,023,949	$(91,860)	$1,985,360	$(14,538)	$50,009,309	$(106,398)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher.  The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases.  An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the amortized cost basis, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company considers these unrealized losses to be temporary at December 31, 2005.

To date, the Company has not recorded any impairment charges on investments related to other-than-temporary declines in market value.

Concentration of Risk Related to Manufacturing and Sources of Supply

The Company relies on a single third-party manufacturer located outside of the U.S. to manufacture ProQuin XR. The Company also relies on a single third-party supplier located outside of the U.S. for the supply of ciprofloxacin hcl, which is the active pharmaceutical ingredient in ProQuin XR.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 4 of the Notes to Consolidated Financial Statements). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (or FAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (or APB) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees and directors. Accordingly, the Company accounts for grants of stock options and common stock purchase rights to its employees and directors according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant). Any such deferred stock-based compensation is amortized ratably using the straight-line method over the vesting period of the individual options.

Pro forma net loss information using the fair value method accounting for grants of stock options to employees and directors is included in shown below:

	Year Ended December 31,
	2005	2004	2003
Net loss applicable to common stock shareholders—as reported	$(25,309,474)	$(26,873,637)	$(30,015,098)
Add: Total stock-based compensation expense, related to employee and director stock options, included in the determination of net loss as reported	385,960	257,521	151,272
Deduct: Total stock-based compensation expense determined under the fair value based method for all employee and director stock options	(2,122,504)	(2,097,222)	(1,471,112)
Net loss applicable to common stock shareholders—pro forma	$(27,046,018)	$(28,713,338)	$(31,334,938)
Net loss applicable to common stock shareholders per share—as reported	$(0.64)	$(0.78)	$(1.23)
Net loss applicable to common stock shareholders per share—pro forma	$(0.68)	$(0.83)	$(1.28)

Options granted to non-employees are accounted for at fair value using the Black-Scholes Option Valuation Model in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and may be subject to periodic revaluation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company. The weighted-average assumptions used for 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
Employee and Director Stock Options	2005	2004	2003
Risk free interest rate	4.07%	3.22%	3.23%
Expected dividend yield	0	0	0
Expected option life in years	4.0	4.82	4.16
Expected stock price volatility	.66	.71	.80

	Year Ended December 31,
Employee Stock Purchase Plan Shares (1)	2005	2004
Risk free interest rate	3.49%	1.61%
Expected dividend yield	0	0
Expected option life in years	1.24	.48
Expected stock price volatility	.51	.74

(1)   Employee stock purchase plan was approved by shareholders on May 27, 2004.  2003 plan statistics are not applicable.

The weighted-average estimated fair value of employee and director stock options was $2.66, $3.21 and $4.03 per share for stock options granted at fair market value in 2005, 2004 and 2003, respectively. The weighted-average estimated fair value of employee and director stock options was $4.58 and $1.62 per share for stock options granted below fair market value in 2004 and 2003, respectively.  There were no stock options granted below fair market value in 2005.  The weighted-average estimated fair value of shares granted under the employee stock purchase plan during 2005 and 2004 was $1.64 and $1.83, respectively.

The option valuation models used in 2005, 2004 and 2003, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

Revenue Recognition

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Collaborative revenue recognized relates to research and development services rendered in connection with collaborative arrangements, the achievements of milestones under such arrangements and product licenses.  Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract.  The Company is required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract.  Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory.  If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period.  Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured.  Royalties received under the Company’s agreement with Esprit will initially be recognized based on Esprit’s cash receipts due to the Company’s inability to estimate returns and potential bad debt related to underlying sales following the initial commercialization of ProQuin XR.  Royalties received under the Company’s agreement with Biovail will be recognized when the royalty payments are received.

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, when title has passed and the right of return has expired, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable. Product sales revenue related to the Company’s supply agreement with Esprit is recognized after a 30-day right of return has expired.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in Cost of Sales in the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in shareholders’ equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 has been reflected in the Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity (Net Capital Deficiency).

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

Inventories

Inventories are stated at the lower of cost or market and as of December 31, 2005 consist of approximately $418,000 of work-in-process and $447,000 of raw materials used in the manufacture of the Company’s ProQuin XR. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs.  Costs are accounted for by specific manufactured lot and are removed from inventory upon sale of such lot. The Company writes-off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments.  There were no such write-offs recorded as of December 31, 2005.

Net Loss Per Common Share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans are not included as their effect is antidilutive. As of December 31, the following potentially dilutive securities were excluded from the computation of diluted earnings per share:

	2005		2004		2003
	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price
Stock options	4,371,964	$4.44	4,346,620	$4.37	3,820,898	$4.16
Warrants	2,010,071	$3.16	2,942,404	$2.89	3,211,283	$3.09
Convertible preferred shares and accrued interest	2,540,949	—	2,251,822	—	1,478,690	—
Convertible promissory note and accrued interest	—	—	1,338,620	—	1,037,709	—
Biovail Conditional Option	—	—	—	—	—	—
Biovail Purchaser’s Option	—	—	3,901,961	$8.21	3,871,467	$6.73
	8,922,984		14,781,427		13,420,047

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

Segment Information

The Company follows FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. FAS No. 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment and has operations solely in the United States.  To date, all of the Company’s revenues from product sales and royalties are related to U.S. sales of ProQuin XR under the Company’s supply agreement with Esprit and its exclusive license and marketing agreement with Esprit. The Company has recognized revenue from license agreements in the territories of the U.S., Canada and Korea.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 123R, Share-Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R supersedes APB No. 25.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123. FAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  In April

2005, the SEC adopted a new rule amending the compliance dates for FAS 123R.  In accordance with the new rule, the Company will adopt FAS 123R on January 1, 2006.

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

As permitted by FAS 123, the Company currently accounts for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee and director stock options where the exercise price equals the fair market value of the underlying common shares on the measurement date.  Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1, Summary of Significant Accounting Policies, Stock-Based Compensation, of the these Notes to Consolidated Financial Statements.  The Company estimates that stock options granted prior to December 31, 2005 are expected to result in expense of approximately $1.7 million in 2006.

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

In November 2004, the FASB issued FAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. FAS 151 amends the guidance in ARB, No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are to be recognized as current-period charges. FAS 151 is effective for fiscal years beginning after June 15, 2005.  FAS 151 did not have a material impact on the Company’s financial statements.

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

Pursuant to the Company’s adoption of FIN 46 on July 1, 2003, the Company consolidated the accounts of DDL as of July 1, 2003.  Since September 2003, the Company has recognized 100% of DDL’s operating results.  For the period from July 1, 2003 to September 15, 2003, the Company consolidated approximately $2,000 of DDL expenses, net of noncontrolling interest, which amount is included in general and administrative expenses in the consolidated statement of operations. For the years ending December 31, 2005 and 2004, the Company consolidated general and administrative expense of approximately $7,000 and $6,000, respectively, related to DDL.  DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity.  The Company expects it will dissolve DDL in 2006.

DDL recognized a net loss of approximately $7,000, $6,000 and $16,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Biovail Laboratories Incorporated

In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated (Biovail) an exclusive license in the United States and Canada to manufacture and market Glumetza™. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg Glumetza. In April 2003, Biovail submitted a New Drug Application to the U.S. Food and Drug Administration (FDA) for approval and in July 2005, Biovail received FDA approval to market Glumetza in the US.  In accordance with the license agreement, Biovail paid a $25.0 million license fee payment to the Company.

In April 2004, the Company and Biovail amended the Glumetza licensing agreement.  Under the amended agreement, the Company would receive royalties on sales of Biovail’s 1000mg metformin HCl tablet in the United States and Canada in exchange for allowing Biovail to use the Company’s clinical data for its Metformin GR, a 500mg metformin HCl tablet, to support and accelerate regulatory submissions for Biovail’s 1000mg tablet and to establish equivalence between the two dosage forms.  In May 2005, Biovail received a Notice of Compliance for the 500mg and 1000mg strengths of Glumetza from the Therapeutic Products Directorate Canada to market the products in Canada.

In October 2005, the Company delivered a notice of breach to Biovail and subsequently filed suit in respect of its license agreement with Biovail, related to the failure of Biovail to make the first commercial sale of the 500mg strength Glumetza within 120 days of approval in each of Canada and the U.S. as required in the license agreement.  In December 2005, the Company settled its dispute with Biovail and entered into an amended license agreement whereby the Company granted to Biovail an exclusive license in Canada to manufacture and market the 500mg formulation of Glumetza and the Company established its right to manufacture and market the 500mg Glumetza in the U.S. and internationally with the exception of Canada.  Under the agreement, Biovail will pay the Company royalties of 6 percent on net sales of the 500mg Glumetza and 1 percent on Canadian net sales of the 1000mg Glumetza.  As part of the same settlement, Biovail granted the Company an exclusive license to market the 1000mg Glumetza in the U.S.  The Company will pay Biovail royalties of 6 percent and 1 percent on net sales in the U.S. of the 1000mg Glumetza and the 500mg Glumetza products, respectively.  In November 2005, Biovail Pharmaceuticals Canada, the sales and marketing division of Biovail, launched Glumetza 500mg in Canada.  The Company will recognize the $25.0 million license fee payment over the life of the patents covering the 1000mg Glumetza, approximately 17 years.  In the year ended December 31, 2005, the Company recognized license revenue of approximately $76,000 related to the $25.0 million license fee payment received in the third quarter of 2005.

ActivBiotics, Inc.

In October 2002, the Company signed an agreement with ActivBiotics, Inc. to begin feasibility studies with ActivBiotics’ antibiotic compound, Rifalazil™. Under the agreement, ActivBiotics had funded the Company’s research and development expenses related to the feasibility studies. In June 2004 the Company gave notice of termination of its agreement with ActivBiotics.  The Company recognized collaborative revenue of approximately $28,000 during 2004, which approximated the costs recognized under the agreement.  There was no amount receivable as of December 31, 2004.

Other Collaborative Partner

In June 2003, the Company signed an agreement with an undisclosed collaborative partner to conduct feasibility studies for the partner. As of September 2004, the Company had completed its product development for the partner.  The Company recognized collaborative revenue of approximately $144,000 in 2004, which approximated the costs recognized under the agreement in 2004.  No amount was receivable as of December 31, 2004.

LG Life Sciences, Ltd.

In August 2004, the Company entered into a license and distribution agreement granting LG Life Sciences, Ltd. an exclusive license to market and sell Glumetza (500mg) in the Republic of Korea.  The agreement provides for an upfront license fee, a milestone fee upon approval in Korea and royalties on net sales of Glumetza (500mg).  The $600,000 upfront license fee will be amortized over a period of eight years, which represents the estimated length of time that the Company is obligated to provide assistance in development and manufacturing. The Company recognized license revenue of $75,000 and $31,000 in 2005 and 2004, respectively, related to the amortization of this upfront fee.

Boehringer Ingelheim Pharmaceuticals, Inc.

In April 2005, the Company entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to conduct feasibility studies with an undisclosed drug and in December 2005, the Company completed the studies.  Under the agreement, all research and development work with the partner’s drug was funded by the partner.  The Company recognized collaborative revenue of $2,231,000 in 2005 which approximated the costs recognized under the agreement.  At December 31, 2005, the amount receivable under this agreement totaled $845,000.

New River Pharmaceuticals, Inc.

In June 2005, the Company entered into an agreement with New River Pharmaceuticals, Inc. to begin feasibility studies with up to three of New River’s proprietary compounds.  Under the agreement, all research and development work through Phase I clinical trials with New River’s compounds will be funded by New River.  New River may exercise an option to license each product candidate and advance the product into additional clinical trials, which will lead to the Company receiving milestone payments and royalties on any net sales of each product.  No revenue was recorded under the agreement in 2005 and there was no amount receivable as of December 31, 2005.

Esprit Pharma, Inc.

In July 2005, the Company entered into an agreement granting Esprit Pharma, Inc. (Esprit) an exclusive license to market ProQuin® XR in the U.S. (including its possessions) and Puerto Rico.  The agreement provides for a license fee of $50,000,000.  In July 2005, in accordance with the agreement, the Company received upfront payments of $30,000,000 for the license fee with remaining payments totaling $20,000,000 due in equal installments in July 2006 and July 2007.  The license fee payments actually received are being recognized ratably beginning in the fourth quarter of 2005, coincident with the first commercial shipment of ProQuin XR to Esprit and ending in June 2020, which represents the estimated length of time that the Company is obligated to manufacture ProQuin XR for Esprit or its licensees.  The Company recognized collaborative and license revenue of $425,000 in 2005 related to the amortization of these upfront fees.  In addition, the Company will receive royalties of 15% on the first $20 million of annual sales of ProQuin XR by Esprit, 17.5% on the next $20 million of annual net sales, 20% on the next $40 million of annual net sales and 25% on annual net sales in excess of $80 million.  The annual royalty payment is subject to a minimum royalty of $4.6 million in 2006 and $5.0 million in each subsequent year of the term.  Esprit’s royalty obligation expires upon the last to expire of the Company’s U.S. patents covering ProQuin XR.  Royalties received under the Company’s agreement with Esprit will initially be recognized based on Esprit’s cash receipts due to the Company’s inability to estimate returns and potential bad debt related to underlying sales following the initial commercialization of ProQuin XR.   The Company recorded $669,000 in royalty revenue related to Esprit’s sales of ProQuin XR in 2005.  Esprit has a right of first refusal to market ProQuin XR in Canada.  In connection with the license agreement, the Company and Esprit also entered into a related supply agreement pursuant to which the Company will supply commercial quantities of ProQuin XR to Esprit.  In 2005, the Company recognized $931,000 related to the sales of ProQuin XR to Esprit.  The amount receivable under all agreements with Esprit as of December 31, 2005 is $1,111,000.

4.   Property and Equipment

As of December 31, property and equipment consists of the following:

	2005	2004
Furniture and office equipment	$1,334,230	$1,255,802
Laboratory equipment	4,071,695	3,563,173
Leasehold improvements	2,874,972	2,854,313
	8,280,897	7,673,288
Less accumulated depreciation and amortization	(5,134,286)	(3,732,161)
Property and equipment, net	$3,146,611	$3,941,127

There was no property and equipment included under capitalized leases as of December 31, 2005.  Property and equipment includes assets under capitalized leases of $139,000 at December 31, 2004.  Accumulated amortization related to assets under capital leases is included in accumulated depreciation and amortization and totals $30,000 and $108,000 at December 31, 2005 and 2004, respectively. Laboratory equipment includes approximately $47,000 of construction in process as of December 31, 2005.

During the years ended December 31, 2005 and 2004, the Company disposed of office and laboratory equipment with a net carrying value of approximately $18,000 and $30,000, respectively.  The Company determined that the equipment was obsolete and had no salvage value.  The carrying value was charged to expense.

5.   Commitments and Contingencies

Convertible Promissory Note

In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support the Company’s 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by the Company to Elan.  The funding term of the loan expired in November 2002.  The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility.  However, in June 2005, the

Company repurchased the promissory note with an outstanding balance of $10,724,000, including $2,927,000 of accrued interest, for $9,665,000 including commissions paid to a financial consultant and legal fees.  A gain on the extinguishment of the debt of $1,059,000 was recorded in other income for the year ended December 31, 2005.

Long-Term Debt

In March 2001, the Company entered into a secured equipment financing credit facility. The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001. The interest rate was recalculated with each draw at 7.5% above the then current thirty-six (36) month US Treasury Note rate. At the end of December 2001, the Company had utilized approximately $1,347,000 of the credit facility. The first draw under the facility, completed in March 2001, was $587,500, at an annual interest rate of 12.0% and was repaid as of April 2004.  The second draw under the facility, completed in September 2001, was $567,900, at an annual interest rate of 11.64% and was repaid as of March 2005. The third and final draw under the facility, completed in December 2001, was $192,000, at an annual interest rate of 11.65% and was repaid as of July 2005. The unused portion of the credit facility of $653,000 expired on December 31, 2001. The financed equipment served as collateral for the loans until the respective loans were repaid.

In connection with the March 2001 credit facility, the Company issued warrants to the lender to purchase 40,000 shares of the Company’s common stock at $3.98 per share. The warrants are exercisable until March 2006. The Company valued the warrants using the Black-Scholes Option Valuation Model and treated the resulting value of $112,400 as debt issuance costs. These costs were offset against the debt obligation and were amortized to interest expense over approximately four years, the term of the borrowing arrangement, using the effective interest method. During 2005, approximately $13,000 of the issuance costs was amortized into interest expense.

Leases

The Company leases its facilities under a non-cancelable operating lease that was to expire in March 2005. In May 2003, the Company renegotiated certain terms of its current lease including the lease term, which will now expire in April 2008 with an option to extend the lease term for an additional five years. In May 2003, the Company also entered into an agreement to lease a 25,000 square foot facility adjacent to its current facility in Menlo Park. The new facility is leased under a non-cancelable agreement that expires in April 2008, with an option to extend the lease for an additional five years. The Company’s leases are subject to annual rent increases on the anniversary of the commencement dates.

In 2004, the Company received a leasehold improvement allowance from the landlord of approximately $357,000 which was used to reimburse costs of remodeling the Company’s facility.  The Company recorded a corresponding leasehold obligation of $357,000 related to the allowance. During 2005 and 2004, approximately $93,000 and $47,000, respectively, was amortized to expense.

Future minimum payments under the operating leases and a purchase order for laboratory equipment at December 31, 2005, are as follows:

	Operating Leases	Purchase Order	Total
Year ending December 31,
2006	$979,162	$91,144	$1,070,306
2007	992,149	—	992,149
2008	333,959	—	333,959
	$2,305,270	$91,144	$2,396,414

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1,058,000, $1,057,000 and $884,000, respectively.

6.   Related Party Transactions

Consulting Agreement

In September 1998, the Company entered into a consulting agreement with Burrill & Co., whereby the Company was required to pay a monthly retainer of $5,000 and other fees related to partnering arrangements. The principal of Burrill & Co., G. Steven Burrill, is a director of the Company. The Company terminated the agreement as of November 30, 2003.  For the year ended December 31, 2003, the Company paid a total of $55,000 in connection with this agreement.

Elan Corporation, plc

In January 2000, the Company formed a joint venture, Depomed Development, Ltd. (DDL), with Elan to develop a series of undisclosed proprietary products using drug delivery technologies and expertise of both companies.  DDL, a Bermuda limited liability company, was owned 80.1% by Depomed and 19.9% by Elan until the Company acquired Elan’s 19.9% interest in June 2004.  Also in 2004, Elan sold its Depomed Series A Preferred Stock to an unrelated third party.

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

7.   Redeemable Preferred Stock and Shareholders’ Equity

Series A Preferred Stock

The Series A Preferred Stock accrues a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at anytime between January 2002 and January 2006 into the Company’s common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share.  In December 2004, the Company entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between the Company and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock.  Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share.  The Company and the stockholder also agreed to binding interpretations of certain other terms related to the Series A Preferred Stock conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a “significant modification” of the agreement had been made, and, therefore, a new “commitment date” for accounting purposes had been established on December 10, 2004.  The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification.  The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends.  The fair value of the underlying common stock on December 10, 2004 was $5.06 per share.  The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect of also providing a deemed dividend to the preferred stockholder.  However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12.  As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.  For the year ended December 31, 2005, the Company recognized Series A Preferred Stock deemed dividends of approximately $842,000 attributable to the beneficial conversion feature.  The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is converted to common stock or until January 2009.

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

As of December 31, 2005, the Series A Preferred Stock and accrued dividends were convertible into 2,540,949 shares of common stock.  The aggregate liquidation preference of the Series A Preferred Stock, including accrued dividends, was approximately $18,092,000 as of December 31, 2005.

Private Placements

In April 2003, the Company sold 9,259,259 shares of common stock and warrants to purchase 3,240,745 shares of common stock with net proceeds of approximately $18,668,000. The warrants are exercisable until April 2008 at an exercise price of $2.16. The fair value of the warrants on the date of issuance, using the Black-Scholes Option Valuation Model, was approximately $4.6 million. The value of the warrants has been recorded with offsetting entries in stockholders’ equity as the warrant value is also considered an issuance cost of the financing. As of December 31, 2005, warrants to purchase 1,136,284 shares of common stock remain outstanding related to this private placement.

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

Registered Direct Public Offering

In January 2005, the Company completed a registered direct public offering of 5,036,000 shares of its common stock at $4.50 per share with net proceeds of $21,019,000.  As a result of this financing, the conversion price of the Series A Preferred Stock has been adjusted to $7.12.

Warrant and Option Exercises

During 2005, investors, consultants and employees exercised 932,333 warrants and 234,468 options for 859,620 shares of the Company’s common stock with net proceeds of approximately $989,000.

As of December 31, 2005, 2,010,071 shares of common stock were reserved for issuance for all outstanding warrants.

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

Generally, the exercise price of all incentive stock options and nonstatutory stock options granted under the 1995 Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of an incentive and nonstatutory stock option may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

A summary of the Company’s 1995 Plan stock option activity and related information for the period from December 31, 2002 to December 31, 2005 follows:

			Outstanding Options
	Shares Available For Grant		Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2002	749,077		3,299,690	$3.78
Shares authorized	493,189		—	—
Options granted at fair market value	(531,951)		531,951	$6.56
Options granted below fair market value	(25,527)		25,527	$2.70
Options exercised	—		(31,270)	$3.07
Options forfeited	5,000		(5,000)	$5.00
Balance at December 31, 2003	689,788		3,820,898	$4.16
Options granted at fair market value	(74,490)		74,490	$7.32
Options granted below fair market value	(50,000)		50,000	$6.76
Options exercised	—		(35,902)	$2.58
Options forfeited and retired from pool	—		(120,810)	$5.25
Shares retired from pool	(565,298	)(1)	—	—
Balance at December 31, 2004	—		3,788,676	$4.24
Options exercised	—		(221,438)	$2.91
Options forfeited and retired from pool	—		(156,744)	$6.48
Options expired and retired from pool	—		(4,940)	$4.36
Balance at December 31, 2005	—		3,405,554	$4.22

(1)    On May 27, 2004, the 1995 Plan was terminated with respect to grants of new stock options.  All shares which were available for grant before May 27, 2004, were subsequently retired from the pool and are no longer available for grant.  After May 27, 2004, all options which expire or are forfeited will be retired from the pool.

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Plan by 1,306,811 shares. On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company’s shareholders approved this increase to the 1995 Plan. In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options. For the year ended December 31, 2005, the Company recognized approximately $243,000 in stock-based compensation expense related to these stock options.

In December 2003, the Board of Directors approved a stock option which was subject to the optionee’s acceptance of employment which occurred in February 2004.  Since the fair market value of the underlying common stock was greater on the date of the optionee’s employment than on the grant date, the Company was required to record the difference of approximately $32,000 as deferred stock-based compensation expense to be recognized ratable over the vesting period of the related stock option.  In the year ended December 31, 2005, we recognized approximately $8,000 in stock-based compensation related to this stock option.

Exercisable options granted under the 1995 Plan at December 31, 2005, 2004 and 2003, totaled 3,055,265, 2,946,736 and 2,405,865, respectively. Exercise prices for options outstanding as of December 31, 2005 ranged from $0.90 to $10.25. The following table summarizes information about options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$0.90 - 1.95	666,401	$1.63	6.10	519,883	$1.61
$2.70 - 3.75	1,213,320	$3.38	3.22	1,203,255	$3.39
$4.19 - 5.80	777,747	$4.97	5.20	777,192	$4.97
$6.10 - 7.75	718,086	$7.01	5.92	524,935	$7.10
$9.50 - 10.25	30,000	$9.70	2.22	30,000	$9.70
	3,405,554			3,055,265

At December 31, 2005, the Company had 3,405,554 common shares reserved for issuance under the 1995 Plan.

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the granting to employees of the Company, including officers, of incentive stock options, and for the granting of nonstatutory stock options to employees, directors and consultants of the Company.

Generally, the exercise price of all incentive stock options and nonstatutory stock options granted under the Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of incentive and nonstatutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

A summary of the Company’s 2004 Plan stock option activity and related information for the period from the 2004 Plan approval date (May 27, 2004) to December 31, 2005 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	3,500,000	—	—
Options granted at fair market value	(557,944)	557,944	$5.25
Balance at December 31, 2004	2,942,056	557,944	$5.25
Options granted at fair market value	(471,738)	471,738	$5.08
Options exercised	—	(13,030)	$4.98
Options forfeited or expired	50,242	(50,242)	$5.01
Balance at December 31, 2005	2,520,560	966,410	$5.18

Exercisable options granted under the 2004 Plan at December 31, 2005 and 2004, totaled 222,598 and 27,193, respectively. Exercise prices for options outstanding as of December 31, 2005 ranged from $4.04 to $7.78. The following table summarizes information about options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Number of Options	Weighted- Average Exercise Price
$4.04 - 4.91	227,935	$4.29	9.22	24,355	$4.61
$5.03 - 5.85	591,688	$5.18	9.11	162,749	$5.06
$6.18 - 7.78	146,787	$6.59	8.83	35,494	$6.88
	966,410			222,598

At December 31, 2005, the Company had 3,486,970 common shares reserved for issuance under the 2004 Plan.

Amendment to Director Stock Option Agreements

In July 2003, the Board of Directors approved an amendment to all stock options granted to non-employee members of the Company’s Board of Directors. In the case of the death of a non-employee director, the amendment provides for the director’s beneficiary to exercise the director’s stock options at anytime over the remaining life of the stock option. A non-cash compensation expense related to the amended stock options will be recognized if and when a director’s beneficiary benefits from this modified provision. The maximum stock-based compensation expense would be $369,000 if all non-employee directors benefited from this provision with respect to outstanding options. As of December 31, 2005, expense of $135,000 had been recognized related to these options.

2004 Employee Stock Purchase Plan

In May 2004, the 2004 Employee Stock Purchase Plan (the ESPP) was approved by the shareholders.  The ESPP is qualified under Section 423 of the Internal Revenue Code.  The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions.  The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.  In 2005, the Company sold 102,559 shares of common stock under the ESPP.  At December 31, 2005, the Company had 349,909 common shares reserved for issuance under the ESPP.

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

Stock-Based Compensation

Stock-based compensation expense relating to employee and director stock options recorded in the 2005, 2004 and 2003 in the consolidated statements of operations was $386,000, $258,000 and $151,000, respectively. Further, the Company recognized expense of $80,000, $95,000 and $28,000 in 2005, 2004 and 2003, respectively relating to the value of stock options granted to consultants in exchange for services.

8.   Income Taxes

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $108,000,000, which expire in the years 2010 through 2025 and federal research and development tax credits of approximately $1,800,000 which expire in the years 2011 through 2025.  Net operating loss carryforwards for state income tax purposes were approximately $68,000,000, which expire in the years 2006 through 2015 and state research and development tax credits were approximately $1,800,000 which have no expiration date.

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

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
Deferred Tax Assets:	2005	2004	2003
Net operating loss carryforwards	$40,400,000	$39,500,000	$27,900,000
Research credit carryforwards	3,000,000	2,000,000	1,100,000
In-process research and development	3,900,000	3,200,000	3,500,000
Capitalized research expenses	2,200,000	1,300,000	2,800,000
Other, net	10,400,000	200,000	200,000
Total deferred tax assets	59,900,000	46,200,000	35,500,000
Valuation allowance for deferred tax assets	(59,900,000)	(46,200,000)	(35,500,000)
Deferred tax assets, net	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13,700,000, $10,700,000 and $11,700,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Due to the Company’s history of operating losses, no provision for income taxes has been recorded for the years ended December 31, 2005 and 2003. The Company’s tax provision for the year ended December 31, 2004 included $99,000 of foreign taxes related to license fee withholdings by the Republic of Korea.

The provision for income taxes is from continuing operations and consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
Foreign	$—	$99,000	$—

Deferred:
Foreign	—	—	—
Total provision for income taxes	$—	$99,000	$—

The difference between the actual tax rate and the statutory rates is as follows:

	Year Ended December 31,
	2005	2004	2003
Tax at federal statutory rate of 34%	$(8,319,000)	$(9,297,000)	$(10,505,000)
State tax, net of federal benefit	—	—	—
Foreign tax	—	99,000	—
Net operating losses not benefited	8,250,0000	9,098,0000	10,401,000
Other	69,000	199,000	104,000
	$—	$99,000	$—

9.   Summarized Quarterly Data (Unaudited)

The following tables set forth certain consolidated statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2004 through the quarter ended December 31, 2005. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2005 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$3,163,079	$795,032	$428,468	$18,750
Loss from operations	(4,547,054)	(7,408,775)	(7,841,526)	(6,714,172)
Net loss	(3,912,917)	(6,966,879)	(6,812,039)	(6,775,437)
Net loss applicable to common stock shareholders	(4,132,890)	(7,185,168)	(7,022,322)	(6,969,094)
Basic and diluted net loss per share	$(0.10)	$(0.18)	$(0.18)	$(0.18)

	2004 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenue	$18,750	$64,094	$—	$119,725
Loss from operations	(5,712,240)	(6,484,649)	(7,537,643)	(6,600,240)
Net loss	(5,859,591)	(6,703,007)	(7,630,094)	(6,680,945)
Net loss applicable to common stock shareholders	(5,859,591)	(6,703,007)	(7,630,094)	(6,680,945)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.22)	$(0.19)

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Articles of Incorporation
3.2 (9)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(2)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4(15)	Bylaws, as amended
3.5(17)	Certificate of Determination of Series RP Preferred Stock of the company
4.1(3)	Form of Subscription Agreement dated as of May 2, 2001
4.2(3)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.3(3)	Form of Warrant dated as of June 13, 2001
4.4(5)	Form of Subscription Agreement dated as of March 14, 2002
4.5(5)	Placement Agent Warrant dated as of March 14, 2002
4.6(10)	Form of Warrant dated as of April 21, 2003
10.1(6)	1995 Stock Option Plan, as amended
10.2(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.3(1)	Form of Indemnification Agreement between the company and its directors and executive officers
10.4(4)	Loan agreement dated March 29, 2001 between the company and GATX Ventures, Inc.
+10.5(7)	Stock Purchase Agreement, dated as of May 28, 2002, between the company and Biovail Laboratories Incorporated
10.6(8)	Settlement and Release Agreement, dated as of November 22, 2002, between the company and Bristol-Myers Squibb Company
10.7(10)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
10.8(11)	Lease extension agreement dated April 30, 2003 between the company and Menlo Business Park LLC
10.9(11)	Lease agreement dated April 30, 2003 between the company and Menlo Park Business Park LLC
10.10(12)	Termination Agreement, dated as of September 16, 2003 among the company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. and Depomed Development, Ltd.
10.11(12)	Exclusive License Agreement, dated as of September 18, 2003, between the company and Depomed Development, Ltd.
10.12(13)	2004 Equity Incentive Plan
10.13(13)	2004 Employee Stock Purchase Plan
10.14(14)	Agreement, dated as of December 10, 2004, between the company and Kings Road Investments, Ltd.
10.15(16)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent
10.16(18)	Offer Letter dated June 14, 2005 between the Company and Carl Pelzel
10.17(19)	Convertible Note Repurchase Agreement, dated as of June 24, 2005, between the company and Elan Pharma International Limited
10.18(20)	Bonus Plan
+10.19(21)	Exclusive License and Marketing Agreement dated July 21, 2005 between the company and Esprit Pharma
*10.20	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the company and MOVA Pharmaceutical Corporation
*10.21	Amended and Restated License Agreement dated December 13, 2005 between the company and Biovail Laboratories International SRL
*10.22	Supply Agreement dated December 13, 2005 between the company and Biovail Laboratories International SRL
*10.23	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See Page 42)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(1)	Incorporated by reference to the company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the company’s Form 8-K filed on February 18, 2000
(3)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001
(4)	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2001
(5)	Incorporated by reference to the company’s registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

(6)	Incorporated by reference to the company’s registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002
(7)	Incorporated by reference to the company’s Form 8-K/A dated May 28, 2002 and filed on December 23, 2002
(8)	Incorporated by reference to the company’s Form 8-K/A dated November 22, 2002 and filed on December 23, 2002
(9)	Incorporated by reference to the company’s Form 10-K filed on March 31, 2003
(10)	Incorporated by reference to the company’s Form 8-K filed on April 25, 2003
(11)	Incorporated by reference to the company’s Form 10-Q filed on August 14, 2003
(12)	Incorporated by reference to the company’s Form 10-Q filed on November 14, 2003
(13)	Incorporated by reference to the company’s Form S-8 filed on June 21, 2004
(14)	Incorporated by reference to the company’s Form 8-K filed on December 14, 2004
(15)	Incorporated by reference to the company’s Form 8-K filed on April 19, 2005
(16)	Incorporated by reference to the company’s Form 8-A filed on April 22, 2005
(17)	Incorporated by reference to the company’s Form 10-Q filed on May 10, 2005
(18)	Incorporated by reference to the company’s Form 8-K filed on June 17, 2005
(19)	Incorporated by reference to the company’s Form 8-K filed on June 29, 2005
(20)	Incorporated by reference to the company’s Form 8-K filed on July 15, 2005
(21)	Incorporated by reference to the company’s Form 10-Q filed on November 9, 2005
+	Confidential treatment granted
*	Confidential treatment requested