Form 10-Q
period 2006-03-31
DEPOMED INC
filed 2006-05-10
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 5, 2006 was 41,366,713.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,194,868	$7,565,556
Marketable securities	46,467,605	51,507,509
Accounts receivable	957,537	1,094,840
Unbilled accounts receivable	772,682	861,576
Inventories	714,178	864,786
Prepaid and other current assets	1,216,997	1,107,710
Total current assets	58,323,867	63,001,977
Property and equipment, net	2,994,514	3,146,611
Other assets	228,926	228,926
	$61,547,307	$66,377,514
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,106,226	$1,588,999
Accrued compensation	1,012,749	1,989,606
Other accrued liabilities	1,914,334	781,793
Royalty advances	697,198	—
Deferred margin	85,953	45,486
Deferred revenue, current portion	3,772,196	3,572,196
Other current liabilities	93,073	93,073
Total current liabilities	9,681,729	8,071,153
Deferred revenue, non-current portion	50,528,098	51,421,263
Other long-term liabilities	100,831	124,099
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,159 and 17,543 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively, with an aggregate liquidation preference of $18,158,848	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 41,348,818 and 40,689,369 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	141,532,149	139,640,599
Deferred compensation	—	(337,049)
Accumulated deficit	(152,204,607)	(144,451,897)
Accumulated other comprehensive loss	(105,893)	(105,654)
Total shareholders’ equity	1,236,649	6,760,999
	$61,547,307	$66,377,514

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
License revenue	$893,165	$18,750
Royalties	349,321	—
Product sales	99,673	—
Total revenue	1,342,159	18,750

Costs and expenses:
Cost of sales	74,353	—
Research and development	5,684,082	5,016,858
General and administrative	3,931,293	1,716,064

Total costs and expenses	9,689,728	6,732,922

Loss from operations	(8,347,569)	(6,714,172)

Other income (expenses):
Interest and other income	594,859	171,874
Interest expense	—	(233,139)
Total other income (expenses)	594,859	(61,265)

Net loss	(7,752,710)	(6,775,437)

Deemed dividend on preferred stock	(172,632)	(193,657)

Net loss applicable to common stock shareholders	$(7,925,342)	$(6,969,094)

Basic and diluted net loss applicable to common stock shareholders per common share	$(0.19)	$(0.18)

Shares used in computing basic and diluted net loss per common share	40,843,512	39,056,213

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net loss	$(7,752,710)	$(6,775,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377,103	352,580
Accrued interest expense on shareholder notes	—	224,044
Employee and director stock-based compensation	548,313	199,058
Stock-based compensation related to consultants	—	4,990
Changes in assets and liabilities:
Accounts receivable	226,197	—
Inventories	150,608	—
Prepaid and other current assets	(109,287)	(232,003)
Other assets	—	54,410
Accounts payable and other accrued liabilities	1,649,768	(20,101)
Accrued compensation	(976,857)	(254,805)
Royalty advances	697,198	—
Deferred revenue	(693,165)	(18,750)
Deferred margin	40,467	—
Net cash (used in) operating activities	(5,842,365)	(6,466,014)

Investing Activities
Expenditures for property and equipment	(228,453)	(170,904)
Purchases of marketable securities	(8,524,040)	(8,441,442)
Maturities of marketable securities	12,046,674	1,906,122
Sales of marketable securities	1,497,210	1,558,636
Net cash provided by (used in) investing activities	4,791,391	(5,147,588)

Financing Activities
Payments on capital lease obligations	—	(19,689)
Payments on equipment loans	—	(57,825)
Proceeds from issuance of common stock	1,680,286	21,062,693
Net cash provided by financing activities	1,680,286	20,985,179

Net increase in cash and cash equivalents	629,312	9,371,577
Cash and cash equivalents at beginning of year	7,565,556	953,295
Cash and cash equivalents at end of year	$8,194,868	$10,324,872

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2006 are not necessarily indicative of results to be expected for the entire year ending December 31, 2006 or future operating periods.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The balance sheet does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2006 and 2005, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan), which became a wholly owned subsidiary in the second quarter of 2004. For each of the three months ended March 31, 2006 and 2005, the Company consolidated general and administrative expense of approximately $7,000 related to DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated. In the fourth quarter of 2005, the Company’s Board of Directors approved the dissolution of DDL.

Stock-Based Compensation

Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations as pro forma disclosure is no longer an alternative. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and stock issued under its employee purchase plan after January 1, 2006. Compensation expense for stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimated forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma disclosures required under FAS 123 included forfeitures as they occurred. Under the modified prospective transition method of implementation, no restatement of prior periods has been made. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

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

Collaborative revenue recognized relates to research and development services rendered in connection with collaborative arrangements and the achievements of milestones under such arrangements. Revenue related to collaborative research agreements with corporate partners is recognized as the expenses are incurred under each contract. The Company is required to perform research activities as specified in each respective agreement on a best or commercially reasonable efforts basis, and the Company is reimbursed based on the costs associated with supplies and the hours worked by employees on each specific contract. Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

Revenue from license arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. License fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under the Company’s agreement with Esprit are recognized based on Esprit’s sales, net of any estimated returns, discounts, rebates and charge backs. Royalties received under the Company’s agreement with Biovail are recognized when the royalty payments are received. Royalty payments received in excess of amounts earned are classified as royalty advances until earned.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

 The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income”. At March 31, 2006, the individual contractual period for all available-for-sale debt securities is within two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$21,973,906	$(47,609)	$—	$—	$21,973,906	$(47,609)
U.S. government debt securities	22,496,899	(55,108)	1,996,800	(3,176)	24,493,699	(58,284)
Total available-for-sale	$44,470,805	$(102,717)	$1,996,800	$(3,176)	$46,467,605	$(105,893)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher. The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases. An impairment charge is recognized when the decline in the fair value of a security below its carrying amount basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the carrying amount, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company considers these unrealized losses to be temporary at March 31, 2006. To date, the Company has not recorded any impairment charges on investments related to other-than-temporary declines in market value.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares based on the number of shares underlying outstanding stock options, warrants and other convertible securities are not included as their effect is antidilutive. As of March 31, 2006 and 2005, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 9,098,968 and 16,326,931, respectively.

NOTE 4. STOCK-BASED COMPENSATION

The Company adopted FAS 123(R) on January 1, 2006 as described in Note 1 of the Notes to Condensed Consolidated Financial Statements. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as assumptions which include the Company’s expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award.

The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and therefore, as of January 1, 2006, estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on US Treasury zero-coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The Company used the following assumptions to calculate the fair value of option grants for the quarter ended March 31, 2006:

Three Months Ended
March 31, 2006
Employee and Director Stock Options
Risk free interest rate	4.59 - 4.73%
Dividend yield	None
Expected option term (in years)	6.06
Expected stock price volatility	62.2%

No shares were issued under the ESPP during the three months ended March 31, 2006.

Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations for the quarter ended March 31, 2006 related to stock options and the ESPP was $548,000, which consisted of $238,000 in research and development expense and $310,000 in general and administrative expense. As a result of adopting FAS 123(R), Depomed’s net loss for the quarter ended March 31, 2006 was increased by $490,000. The implementation of FAS 123(R) increased basic and diluted net loss applicable to common stock shareholders per share by $0.01 for the first fiscal quarter of 2006. The implementation of FAS 123(R) did not have an impact on the Company’s cash flow for the quarter ended March 31, 2006.

The weighted-average grant date fair value of options granted during the quarter ended March 31, 2006 was $3.86. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $55,000. The total fair value of options that vested during the quarter ended March 31, 2006 was $493,000. At March 31, 2006, Depomed had $5.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.5 years. Cash received from stock option exercises was $88,000 during the quarter ended March 31, 2006.

Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. In accordance with the provisions of FAS 123(R), on January 1, 2006, we eliminated the balance of the deferred compensation calculated under APB No. 25 to the common stock account. For the three months ended March 31, 2005, the Company recognized $199,000 of stock-based compensation expense under APB No. 25.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, Depomed followed the disclosure provisions of FAS 123. The following table illustrates the effect on net loss and net loss per share for the first quarter of 2005 if the fair value recognition provisions of FAS 123 had been applied to options granted and ESPP shares purchased under Depomed’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the awards is recognized over the vesting periods.

Three Months Ended
March 31, 2005

Net loss applicable to common stock shareholders—as reported	$(6,969,094)
Add: Total stock-based employee and director compensation expense, included in the determination of net loss as reported	199,058
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards	(559,146)
Net loss applicable to common stock shareholders—pro forma	$(7,329,182)

Net loss per common share—as reported	$(0.18)
Net loss per common share—pro forma	$(0.19)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

Three Months Ended
March 31, 2005
Employee and Director Stock Options
Risk-free interest rate	4.17%
Dividend yield	None
Expected option term (in years)	4.0
Expected stock price volatility	67.0%

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of employee and director stock option grants was $2.17 for the three months ended March 31, 2005. No shares were issued under the employee stock purchase plan during the three months ended March 31, 2005.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at March 31, 2006. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

Generally, the exercise price of all incentive stock options and nonstatutory stock options granted under the 1995 Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of incentive and nonstatutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

The following table summarizes the activity for the three months ended March 31, 2006 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,405,554	$4.22
Options granted	—	—
Options exercised	(16,950)	3.86
Options forfeited	(9,673)	5.48
Options expired	(6,877)	6.90
Options outstanding at March 31, 2006	3,372,054	$4.22	4.61	$8,258,087

Options exercisable and expected to become exercisable at March 31, 2006	3,367,158	$4.21	4.61	$8,252,432

Options exercisable at March 31, 2006	3,094,242	$4.17	4.37	$7,713,264

Information regarding the stock options outstanding under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 - $1.95	658,801	5.90	$1.63	550,958	$1.61
$2.70 - $3.75	1,209,820	3.08	3.38	1,202,695	3.38
$4.19 - $5.80	769,247	5.02	4.96	769,091	4.97
$6.10 - $7.75	704,186	5.70	7.02	541,498	7.09
$9.50 - $10.25	30,000	2.08	9.70	30,000	9.70
	3,372,054	4.61	$4.22	3,094,242	$4.17

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan is 3,500,000 shares, of which 1,637,060 are available for future issuance at March 31, 2006.

Generally, the exercise price of all incentive stock options and nonstatutory stock options granted under the 2004 Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of incentive and nonstatutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

The following table summarizes the activity for the three months ended March 31, 2006 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	966,410	$5.18
Options granted	888,250	6.28
Options exercised	(4,478)	5.08
Options forfeited	(4,750)	4.86
Options expired	—	—
Options outstanding at March 31, 2006	1,845,432	$5.71	9.35	$1,554,470

Options exercisable and expected to become exercisable at March 31, 2006	1,778,780	$5.71	8.70	$1,507,916

Options exercisable at March 31, 2006	283,253	$5.39	8.38	$345,366

Information regarding the stock options outstanding under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.04 - $4.91	226,935	8.99	$4.29	30,265	$4.53
$5.03 - $5.85	584,960	8.90	5.18	183,282	5.07
$6.18 - $7.78	1,033,537	9.69	6.33	69,706	6.62
	1,845,432	9.35	$5.71	283,253	$5.39

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of March 31, 2006 is 500,000, of which 349,909 shares were available for future issuance.

NOTE 5. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2006 and 2005 approximates net loss and includes unrealized losses on marketable securities.

NOTE 6. INVENTORIES

Inventories relate to the manufacture of the Company’s ProQuin® XR product. Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$457,590	$446,397
Work-in-process	190,405	418,389
Finished goods	66,183	—
Total	$714,178	$864,786

NOTE 7. SHAREHOLDERS’ EQUITY

Series A Preferred Stock

The Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at anytime between January 2002 and January 2006 into the Company’s common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share. In December 2004, the Company entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between the Company and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock. Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share. The Company and the stockholder also agreed to binding interpretations of certain other terms related to the Series A Preferred Stock conversion price.

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

In conjunction with the modification of the agreement, the Company issued a warrant to the Series A Preferred stockholder. The value of the warrant was considered in determining the value of the modified security. The warrant is convertible into shares of the Company’s common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreases by approximately 4.8% per year during the conversion period, such that the number of shares of the Company’s common stock issuable upon conversion of the warrant will increase by approximately 5.1% per year. The conversion of the warrant will be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three months ended March 31, 2006 and 2005, the Company recognized Series A Preferred Stock deemed dividends of approximately $173,000 and $194,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of March 31, 2006, there were 18,159 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,575,066 shares of the Company’s common stock at a conversion price of $7.05 as of March 31, 2006.

Warrant and Option Exercises

During the three months ended March 31, 2006, warrant holders exercised 708,539 warrants to purchase 638,021 shares of the Company’s common stock with net proceeds to the Company of approximately $1,596,000. Employees and consultants exercised options to purchase 21,428 shares of the Company’s common stock with net proceeds of $88,000 during the first quarter of 2006.

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

•    the timing of the commercial launch of Glumetza™ in the United States;

•    market acceptance of ProQuin ®XR and Glumetza;

•    the efforts of Esprit Pharma, Inc. with respect to the marketing of ProQuin XR;

•    the efforts of Biovail with respect to the marketing of Glumetza in Canada;

•    results and timing of our clinical trials, including the results of Gabapentin GR™ trials and publication of those results;

•    our ability to raise additional capital;

•    our ability to obtain marketing partners for our product candidates; and

•    our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ABOUT DEPOMED

We are a specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technologies. The United States Food and Drug Administration, or FDA, has approved two products we have developed. One of these products is also approved in Canada. We have out-licensed one of these products, which is now being sold in the U.S. We have out-licensed the other of these products in Canada, where it is now being sold and we plan to begin marketing it in the United States in 2006. We also plan to initiate a Phase III clinical trial with one of our product candidates in the second quarter of 2006. Our primary oral drug delivery system is our patented AcuForm™ drug delivery technology. The AcuForm technology is a proprietary polymer-based drug delivery platform developed by Depomed that provides targeted drug delivery solutions for a wide range of compounds. The technology embraces diffusional, erosional, bilayer and multi-drug systems that can optimize oral drug delivery for both soluble and insoluble drugs. One application of the technology allows standard-sized tablets to be retained in the stomach for 6 to 8 hours after administration, thereby extending the time of drug delivery to the small intestine. The AcuForm delivery system can provide controlled and prolonged release of drug, which enables reduced frequency of dosing and reduced risk of adverse side effects with equivalent efficacy relative to immediate release drugs.

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

Highlights for the First Quarter Ended March 31, 2006

•    In January 2006, we announced statistically significant safety and benefits of twice-daily Gabapentin GR based on the Phase II trial data, which measured average daily pain scores from week two to the end of treatment based on the Likert pain scale. Once-daily Gabapentin GR also showed a trend in pain improvement;

•    In March 2006, Madaus filed a Marketing Authorization Application (MAA) for ProQuin XR with the Medical Products Agency in Sweden;

•    Revenue for the three months ended March 31, 2006 was $1,342,000 compared to $19,000 for the three months ended March 31, 2005;

•    Operating expenses for the three months ended March 31, 2006 were $9.6 million compared to $6.7 million for the three months ended March 31, 2005;

•    Cash, cash equivalents and marketable securities was $54.7 million as of March 31, 2006, compared to $59.1 million as of December 31, 2005.

Our primary current products, product candidates, collaborative relationships, and research and development programs include the following:

Glumetza™

In May 2005, our collaborative partner, Biovail Laboratories International, or Biovail, received a Notice of Compliance for the 500mg strength of Glumetza from the Therapeutic Products Directorate Canada, or TPD. The 500mg Glumetza is our internally developed once-daily metformin product for Type II diabetes. In June 2005, the FDA approved the NDA to market the 500mg Glumetza in the United States, and in July 2005, in accordance with our license agreement, Biovail paid us a $25.0 million license payment. The TPD and the FDA also approved a 1000mg strength of Glumetza utilizing a Biovail drug delivery technology. Biovail does not intend to commercialize the original formulation of the 1000mg Glumetza, and is in the process of reformulating it in order to reduce the manufacturing cost. The new formulation is targeted for commercial availability in the first half of 2007.

Pursuant to our agreements with Biovail related to Glumetza entered into in December 2005, Biovail’s exclusive license to the 500mg Glumetza is limited to Canada, and we have the right to manufacture and market the 500mg Glumetza in the U.S. and internationally with the exception of Canada. In December 2005, Biovail launched the 500mg Glumetza in Canada. We are currently developing the U.S. commercial launch strategy for the 500mg Glumetza, which we expect to implement in the third quarter of 2006.

We also have a supply agreement and a manufacturing transfer agreement with Biovail related to the new formulation of 1000mg Glumetza. Under the agreements, we have an exclusive license to market 1000mg Glumetza in the U.S., Biovail will be our exclusive supplier of 1000mg Glumetza, Biovail has agreed to perform development and certain other tasks associated with the completion of the development of the new formulation of 1000mg Glumetza, and will assist us with the preparation and submission of a supplement to the Glumetza NDA covering the new formulation of the 1000mg Glumetza. Biovail also agreed to perform certain additional limited development if the supplemental NDA related to this product is not approved by the FDA.

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

In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. In March 2006, Madaus filed a Marketing Authorization Application (MAA) for ProQuin XR with the Medical Products Agency in Sweden.

Gabapentin GR™

We have developed Gabapentin GR, an extended release form of gabapentin. Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the trade name Neurontin®. It is also marketed by a number of other companies as a generic, immediate release drug. We initiated a Phase II double-blind, placebo-controlled clinical trial of Gabapentin GR in the first quarter of 2005 for the treatment of post-herpetic neuralgia, a long-lasting pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. In January 2006, we announced statistically significant safety and benefits of twice-daily Gabapentin GR based on the Phase II trial data, which measured average daily pain scores from week two to the end of treatment based on the Likert pain scale. Once-daily Gabapentin GR also showed a trend in pain improvement. These trial results have given us valuable information which will be used in the design of our Phase III program, especially in light of the high and variable nature of placebo responses often seen in pain clinical trials. We expect to initiate a Phase III clinical trial on Gabapentin GR in the second quarter of 2006.

Other Research and Development Activities

We are applying our AcuForm technology to other compounds in an effort to enhance the safety, efficacy and/or dosing compliance of the innovator product. For example, we have completed preclinical studies of a combination product comprising our 500mg Glumetza once-daily formulation of metformin with a once-daily sulfonylurea for the treatment of Type II diabetes. We expect that a Phase I clinical trial for this product will commence only if our ongoing commercial assessment warrants further development or if we enter into a licensing agreement related to the product with a third party.

The AcuForm technology can also be applied to address drug dosing and absorption challenges that companies face as they develop New Chemical Entities, or NCEs. We are currently collaborating with AVI BioPharma, Inc. on a project for the delivery of large antisense compounds, utilizing the AcuForm technology.

In June 2005, we entered into a development and license agreement with New River Pharmaceuticals, Inc. to apply the AcuForm technology to up to three proprietary New River compounds. New River will fund research and development under the agreement, and New River may acquire worldwide rights to use the AcuForm technology in the product candidates for agreed-upon milestone payments and royalties. New River has proposed an initial product candidate for development, and we are collaborating with New River on the work plan for the feasibility program and expect to begin development work on the product in the third quarter of 2006.

In addition to internal and partnered research and development programs, our activities since inception on August 7, 1995 have included establishing our offices and research facilities, recruiting personnel, filing patent applications, developing a business strategy, establishing collaborations and raising capital. In the fourth quarter of 2005, we transitioned from a development-stage organization to a commercial entity, following our receipt of $30 million in payments from Esprit for the license of ProQuin XR, receipt of a $25 million license payment from Biovail based on the FDA’s approval of Glumetza and recognition of royalty revenue on sales of ProQuin XR by Esprit. The license payments will be recognized as revenue over time. Substantially all of our prior revenue, which was received from collaborative research and feasibility arrangements, has been limited. We intend to continue investing in the further development of our drug delivery technologies and the AcuForm technology.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies, other than our policy regarding stock-based compensation described below, since we filed our 2005 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2006. For a description of our critical accounting policies other than stock-based compensation, please refer to our 2005 Annual Report on Form 10-K.

Beginning January 1, 2006, we began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS123(R)), using the modified prospective transition method. We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. There is limited historical information available to support our estimate of certain assumptions required to value stock options. For our volatility assumption, we use the historical volatility of our common stock over the expected term of the options. We have concluded that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and therefore, as of January 1, 2006, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107 (SAB 107). As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. FAS 123(R) requires that employee and director stock-based compensation costs be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations for the quarter ended March 31, 2006 related to stock options and the ESPP was $548,000, which consisted of $238,000 in research and development expense and $310,000 in general and administrative expense. As a result of adopting FAS 123(R), our net loss for the quarter ended March 31, 2006 was increased by $490,000. The implementation of FAS 123(R) increased basic and diluted net loss applicable to common stock shareholders per share by $0.01 for the first fiscal quarter of 2006. The implementation of FAS 123(R) did not have an impact on our cash flows for the quarter ended March 31, 2006.

Prior to the implementation of FAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and made pro forma footnote disclosures as required by FAS 123, Accounting for Stock-Based Compensation (FAS 123). Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. For the three months ended March 31, 2005, we recognized $199,000 of stock-based compensation under APB No. 25.

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma information required under FAS 123 included forfeitures as they occurred.

At March 31, 2006, we had $5.8 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the average vesting period of 2.5 years.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Revenue

Revenue for the three months ended March 31, 2006 was $1,342,000 compared to $19,000 in the three months ended March 31, 2005. License revenue in the three months ended March 31, 2006 increased to $893,000 from $19,000 in the same period of 2005 due to revenue recognized under our license agreements with Esprit and Biovail. For the three months ended March 31, 2006, royalty revenue related to Esprit’s sales of ProQuin XR was $260,000 and product revenue related to our supply agreement with Esprit was $100,000. For the three months ended March 31, 2006, royalty revenue related to Biovail’s sales of Glumetza in Canada was $89,000.

Cost of Sales

Cost of sales for the three months ended March 31, 2006 was $74,000, or approximately 74% of product sales. However, cost of sales did not include the costs of certain material previously expensed. Prior to commercialization, materials that were purchased were expensed to research and development. If we were able to use some of this material in our products sold, our cost of sales would have been approximately $42,000 greater than the reported amount or 116% of product sales for the quarter ended March 31, 2006. Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal labor related to the manufacturing process and shipping costs.

Research and Development Expense

Research and development expense increased to $5,684,000 in the three months ended March 31, 2006, from $5,017,000 in the first quarter of 2005. In the three months ended March 31, 2006 the increase of $667,000 was primarily due to a $1.2 million increase in external research and development services primarily related to the completion of our Phase II and plan and preparation of our Phase III clinical trials for Gabapentin GR. This increase was partially offset by a general decrease in research and development costs for the three months ended March 31, 2006 resulting from the commercialization of ProQuin XR and Glumetza, whose related development costs were included in research and development expense during the three months ended March 31, 2005. As we expect to initiate a Phase III clinical trial for Gabapentin GR in the second quarter of 2006, our research and development expense may increase during 2006.

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

General and Administrative Expense

General and administrative expense for the first quarter of 2006 and 2005 was $3,931,000 and $1,716,000, respectively. The increase of approximately $2,215,000 over the prior year was primarily related to approximately $1.3 million in expenses related to ProQuin XR and Glumetza, including costs relating to the planning and organization of commercial manufacturing activities at our contract manufacturer, costs related to transition of the rights of Glumetza in the United States from Biovail to us and pre-commercialization marketing costs for Glumetza. Employee related costs increased by $482,000 over the prior year due to increased salaries, stock-based compensation expense and the hiring of additional employees, including our Chief Operating Officer, Director of Marketing, and Director of Business Development. We expect that general and administrative expense will continue to increase in 2006 as we continue building our sales and marketing capabilities to promote Glumetza and our product candidates.

Interest and Other Income and Interest Expense

Interest and other income was approximately $595,000 for the three months ended March 31, 2006 compared to $172,000 in the same period of 2005. The increase, year over year, was due to higher investment balances in the first quarter of 2006 as a result of our receipt of license fees from Esprit and Biovail in 2005 and also due to higher interest rates earned on our investment portfolio.

Interest expense was zero and approximately $233,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease was due to $224,000 in decreased interest accrued on the Elan promissory note due to the repurchase of the promissory note in June 2005 and $9,000 in decreased interest on our equipment loan and capital lease obligations, which were fully repaid in 2005.

Series A Preferred Stock and Deemed Dividends

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock and dividends was convertible at anytime between January 2002 and January 2006 into our common stock. The original conversion price of the Series A Preferred Stock was $12.00. However, as a result of our March 2002 and October 2003 financings, the conversion price was adjusted to $9.51 per share. In December 2004, we entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between us and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock (the December 2004 Agreement). Pursuant to the December 2004 Agreement, among other matters, we agreed to adjust the conversion price to $7.50 per share. We and the stockholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

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

In conjunction with the modification of the agreement, we issued a warrant to the Series A Preferred stockholder. The value of the warrant was considered in determining the value of the modified security. The warrant is convertible into shares of our common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreases by approximately 4.8% per year during the conversion period, such that the number of shares of our common stock issuable upon conversion of the warrant will increase by approximately 5.1% per year. The conversion of the warrant may be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

The Series A Preferred Stock accrued dividends through January 20, 2006, the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three months ended March 31, 2006 and 2005, we recognized Series A Preferred Stock deemed dividends of approximately $173,000 and $194,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of March 31, 2006, there were 18,159 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,575,066 shares of our common stock at a conversion price of $7.05 as of March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities for the three months ended March 31, 2006 was approximately $5,842,000, compared to cash used in operating activities of approximately $6,466,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, cash used in operating activities was primarily due to our net loss for the quarter adjusted for stock-based compensation, depreciation expense and movements in working capital. During the three months ended March 31, 2005, cash used in operating activities was primarily due to our net loss for the quarter adjusted for depreciation expense.

Investing Activities

Cash provided by investing activities in the three months ended March 31, 2006 totaled approximately $4,791,000 and consisted of a $5,020,000 net decrease in marketable securities partially offset by $229,000 in purchases of laboratory and office equipment. Net cash used in investing activities in the three months ended March 31, 2005 totaled approximately $5,148,000 and consisted of a $4,977,000 net increase in marketable securities and $171,000 in purchases of leasehold improvements and lab and office equipment. We expect that future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2006 was approximately $1,680,000 compared to cash provided by financing activities of approximately $20,985,000 for the same period in 2005. In 2006, the amount consisted of cash proceeds from exercises of warrants and stock options. In 2005, the amount consisted primarily of $21,053,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005, which was partially offset by $78,000 of payments on our equipment loans and capital lease obligations.

Contractual Obligations

As of March 31, 2006, our aggregate contractual obligations for the next three years are as shown in the following table. We have no contractual obligations with maturities greater than three years.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years
Operating leases	$2,060,082	$977,148	$1,082,934
	$2,060,082	$977,148	$1,082,934

Financial Condition

As of March 31, 2006, we had approximately $54,662,000 in cash, cash equivalents and marketable securities, working capital of $48,642,000, and accumulated net losses of $152,205,000. In July 2005, we received a $25.0 million payment from Biovail for the FDA approval of Glumetza and $30.0 million from Esprit as upfront license fees for ProQuin XR. Esprit is required to pay us additional license fees totaling $20 million, in equal installments, on July 21, 2006 and July 21, 2007. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least December 2007. However, we base this expectation on our current operating plan, which may change as a result of many factors. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

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

•    conduct preclinical and clinical testing; and

•    manufacture (or have manufactured) and market (or have marketed) potential products using the AcuForm technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights. In January 2006, Depomed filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which are owned by Depomed. The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating Depomed. We believe the following are the material risks and uncertainties we face at the present time. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The risk factors set forth below contain no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See also “Forward-Looking Information.”

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

We have licensed exclusive marketing rights to ProQuin XR in the United States to Esprit Pharma, Inc. Esprit launched ProQuin XR in November 2005. Esprit has a limited operating history and, while its management team is very experienced, Esprit has not yet established a proven track record of successfully commercializing its products. In addition, Esprit has limited financial resources relative to large pharmaceutical companies. Any difficulties experienced by Esprit in the promotion of its other products may adversely affect the ProQuin XR commercialization effort. If Esprit fails to successfully commercialize ProQuin XR, our business, financial condition and results of operations will be materially and adversely affected.

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

Currently, we have limited marketing and sales staff, and no distribution capabilities. In order to generate sales of Glumetza or any other product candidates that receive regulatory approval that we choose to market or co-market, we must substantially enhance our internal marketing and sales force with technical expertise and with supporting distribution capabilities, or make arrangements with third parties to perform these services for us. The development of a sales and distribution infrastructure requires substantial resources, which may divert the attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to fully develop marketing, sales and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

We are expecting operating losses in the future.

To date, we have recorded limited revenues from license fees, royalties, product sales, collaborative research and development arrangements and feasibility studies, although we have received $55 million in license fees from Biovail and Esprit in 2005. For the three months ended March 31, 2006, we recorded total revenues of $1.3 million, and for the years ended December 31, 2005, 2004 and 2003, we recorded total revenue of $4.4 million, $200,000 and $1.0 million, respectively. For the three months ended March 31, 2006, we incurred a net loss of $7.8 million, and for the years ended December 31, 2005, 2004 and 2003 we incurred net losses of $24.5 million, $26.9 million and $30.0 million, respectively. As we continue our research and development efforts, preclinical testing and clinical trial activities, and expand our sales and marketing organization, we anticipate that we will continue to incur substantial operating losses for at least the next year. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

We are preparing for a Phase III clinical trial of Gabapentin GR, and we have another product candidate in earlier stages of development. In addition, Biovail is assisting us with the preparation of a supplemental NDA filing for the new 1000mg formulation of Glumetza, and we expect to begin performing feasibility studies by the third quarter of 2006 with another compound in combination with the AcuForm technology for a collaborative partner. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, all of our product candidates, other than the 1000mg formulation of Glumetza, use the AcuForm technology. If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

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

We may not be able to enter into future collaborative arrangements on acceptable terms, which would harm our ability to develop and commercialize our current and potential future products. Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and commercialize products using the AcuForm technology. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

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

•   other actions by regulators;

•   our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and materials for our AcuForm technology; and

•   the costs of ramping up and maintaining manufacturing operations, as necessary.

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

The marketing activities of our licensees of ProQuin XR and Glumetza, and our own marketing activities with respect to Glumetza or any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

To our knowledge, we are the only company currently in clinical trials with a sustained release formulation of gabapentin for the U.S. market.

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

Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug delivery systems and technologies.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation. If material weaknesses were found in our internal controls in the future, if we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued 638,021 shares of our common stock to warrant holders with net proceeds to us of approximately $1,596,000. Warrants to purchase an additional 70,518 shares of our common stock were surrendered in connection with the cashless exercise feature of the exercised warrants. The weighted average exercise price of the warrants was $2.68. The warrants were issued to accredited investors in June 2001, March 2002 and April 2003 in previously disclosed private placement transactions exempt from registration under the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The resale of the shares issued upon exercise of the warrants has been registered on effective Form S-3 registration statements we have filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1+	Non-employee Director Compensation Policy
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

+  Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	DEPOMED, INC.

By: /s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

By: /s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer

INDEX TO EXHIBITS

10.1+	Non-employee Director Compensation Policy
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

+  Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 29, 2006.