Form 10-Q
period 2006-06-30
DEPOMED INC
filed 2006-08-07
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 2, 2006 was 41,774,427.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,894,750	$7,565,556
Marketable securities	40,447,327	51,507,509
Accounts receivable	364,247	1,094,840
Unbilled accounts receivable	410,247	861,576
Inventories	1,221,095	864,786
Prepaid and other current assets	2,273,407	1,107,710
Total current assets	49,611,073	63,001,977
Property and equipment, net	2,822,718	3,146,611
Other assets	181,485	228,926
	$52,615,276	$66,377,514
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,091,804	$1,588,999
Accrued compensation	1,477,647	1,989,606
Other accrued liabilities	1,143,784	781,793
Royalty advances	625,959	—
Deferred margin	—	45,486
Deferred revenue, current portion	3,772,196	3,572,196
Other current liabilities	93,073	93,073
Total current liabilities	10,204,463	8,071,153
Deferred revenue, non-current portion	49,634,933	51,421,263
Other long-term liabilities	77,563	124,099
Commitments
Shareholders’ (deficit) equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,159 and 17,543 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively, with an aggregate liquidation preference of $18,158,848	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 41,774,427 and 40,689,369 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	142,954,295	139,640,599
Deferred compensation	—	(337,049)
Accumulated deficit	(162,122,015)	(144,451,897)
Accumulated other comprehensive loss	(148,963)	(105,654)
Total shareholders’ (deficit) equity	(7,301,683)	6,760,999
	$52,615,276	$66,377,514

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License revenue	$893,165	$18,750	$1,786,330	$37,500
Collaborative revenue	74,750	409,718	74,750	409,718
Royalties	80,146	—	429,467	—
Product sales	1,165,304	—	1,264,977	—
Total revenue	2,213,365	428,468	3,555,524	447,218

Costs and expenses:
Cost of sales	1,050,836	—	1,125,189	—
Research and development	6,767,852	5,053,603	12,451,934	10,070,461
General and administrative	4,898,162	3,216,391	8,829,455	4,932,455

Total costs and expenses	12,716,850	8,269,994	22,406,578	15,002,916

Loss from operations	(10,503,485)	(7,841,526)	(18,851,054)	(14,555,698)

Other income (expenses):
Gain on extinguishment of debt	—	1,058,935	—	1,058,935
Interest and other income	586,077	197,097	1,180,936	368,971
Interest expense	—	(226,545)	—	(459,684)
Total other income	586,077	1,029,487	1,180,936	968,222

Net loss	(9,917,408)	(6,812,039)	(17,670,118)	(13,587,476)

Deemed dividend on preferred stock	(162,188)	(210,283)	(334,820)	(403,940)

Net loss applicable to common stock shareholders	$(10,079,596)	$(7,022,322)	$(18,004,938)	$(13,991,416)

Basic and diluted net loss applicable to common stock shareholders per common share	$(0.24)	$(0.18)	$(0.44)	$(0.36)

Shares used in computing basic and diluted net loss per common share	41,517,862	39,752,902	41,182,550	39,406,482

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net loss	$(17,670,118)	$(13,587,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864,361	613,062
Gain on extinguishment of debt	—	(1,058,935)
Accrued interest expense on shareholder notes	—	443,344
Employee and director stock-based compensation	1,217,203	263,089
Stock-based compensation related to consultants	—	7,360
Changes in assets and liabilities:
Accounts receivable	1,181,922	(409,718)
Inventories	(356,309)	(105,000)
Prepaid and other current assets	(1,165,697)	(42,379)
Other assets	47,441	146,970
Accounts payable and other accrued liabilities	1,864,796	1,287,959
Accrued compensation	(511,959)	182,582
Royalty advances	625,959	—
Deferred revenue	(1,586,330)	(37,500)
Deferred margin	(45,486)	—
Net cash used in operating activities	(15,534,217)	(12,296,642)

Investing Activities
Purchases of property and equipment	(428,575)	(537,412)
Purchases of marketable securities	(20,072,113)	(12,583,047)
Maturities of marketable securities	29,433,347	9,917,242
Sales of marketable securities	1,497,210	4,096,496
Net cash provided by investing activities	10,429,869	893,279

Financing Activities
Payments on capital lease obligations	—	(33,186)
Payments on equipment loans	—	(67,480)
Payments on notes payable	—	(9,665,000)
Proceeds from issuance of common stock	2,433,542	21,277,503
Net cash provided by financing activities	2,433,542	11,511,837

Net (decrease) increase in cash and cash equivalents	(2,670,806)	108,474
Cash and cash equivalents at beginning of period	7,565,556	953,295
Cash and cash equivalents at end of period	$4,894,750	$1,061,769

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the “Company” or “Depomed”) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2006 are not necessarily indicative of results to be expected for the entire year ending December 31, 2006 or future operating periods.

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2006 and 2005, include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan), which became a wholly owned subsidiary of the Company in the second quarter of 2004. For the three and six months ended June 30, 2006, the Company consolidated general and administrative expense of approximately $0 and $7,000, respectively, related to DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated. In the fourth quarter of 2005, the Company’s Board of Directors approved the dissolution of DDL.

Stock-Based Compensation

Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations as pro forma disclosure is no longer an alternative. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and stock issued under its employee purchase plan after January 1, 2006. Compensation expense for stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimates forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma disclosures required under FAS 123 included forfeitures as they occurred. Under the modified prospective transition method of implementation, no restatement of prior periods has been made. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

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

Collaborative revenue recognized relates to services rendered in connection with collaborative arrangements and the achievements of milestones under such arrangements. Revenue related to collaborative agreements with corporate partners is recognized as the expenses are incurred under each contract. The Company is required to perform services as specified in each respective agreement on a best or commercially reasonable efforts basis, and the Company is reimbursed based on the costs incurred on each specific contract. Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

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

Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under the Company’s agreement with Esprit are recognized based on Esprit’s sales, net of any estimated returns, discounts, rebates and chargebacks. Royalties received under the Company’s agreement with Biovail are recognized when the royalty payments are received. Royalty payments received in excess of amounts earned are classified as royalty advances until earned.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

 The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income”. At June 30, 2006, the individual contractual period for all available-for-sale debt securities is within two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$20,691,988	$(67,381)	$—	$—	$20,691,988	$(67,381)
U.S. government debt securities	19,755,339	(81,582)	—	—	19,755,339	(81,582)
Total available-for-sale	$40,447,327	$(148,963)	$—	$—	$40,447,327	$(148,963)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher. The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases. An impairment charge is recognized when the decline in the fair value of a security below its carrying amount basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the carrying amount, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company considers these unrealized losses to be temporary at June 30, 2006. To date, the Company has not recorded any impairment charges on investments related to other-than-temporary declines in market value.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares, which is based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive. As of June 30, 2006 and 2005, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 8,399,008 and 15,092,384, respectively.

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

The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and therefore, as of January 1, 2006, estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The Company used the following assumptions to calculate the fair value of option grants for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Employee and Director Stock Options
Risk-free interest rate	4.95 – 5.23%	4.59 – 5.23%
Dividend yield	None	None
Expected option term (in years)	6.06	6.06
Expected stock price volatility	59.5 – 61.7%	59.5 – 62.2%

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the three and six months ended June 30, 2006.

Three and Six Months Ended June 30, 2006
Employee Stock Purchase Program
Risk-free interest rate	5.04 – 5.06%
Dividend yield	None
Expected option term (in years)	0.5 to 2.0
Expected stock price volatility	33.5 – 56.1%

Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 related to stock options and the ESPP was $669,000 and $1,217,000, respectively.  Stock-based compensation expense for the three months ended June 30, 2006 consisted of $251,000 in research and development expense and $418,000 in general and administrative expense. Stock-based compensation expense for the six months ended June 30, 2006 consisted of $489,000 in research and development expense and $728,000 in general and administrative expense. As a result of adopting FAS 123(R), Depomed’s net loss for the three and six months ended June 30, 2006 was $611,000 and $1,100,000 higher, respectively, than if the Company continued to account for stock-based compensation under APB 25 as it did in comparable prior year periods. Accordingly, basic and diluted net loss applicable to common stock shareholders per share for the three and six months ended June 30, 2006 was $0.01 and $0.03 higher, respectively, than if the Company continued to account for stock-based compensation under APB 25. The implementation of FAS 123(R) did not have an impact on the Company’s cash flow for the six months ended June 30, 2006.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $3.76 and $3.85, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the three and six months ended June 30, 2006 was $2.20. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $66,000 and $120,000, respectively. The total fair value of options that vested during the three and six months ended June 30, 2006 was $634,000 and $1,127,000, respectively. At June 30, 2006, Depomed had $5.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.3 years. Cash received from stock option exercises was $91,000 and $179,000 during the three and six months ended June 30, 2006.

Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. In accordance with the provisions of FAS 123(R), we eliminated the balance of the deferred compensation calculated under APB No. 25 to the common stock account on January 1, 2006. For the three and six months ended June 30, 2005, the Company recognized approximately $64,000 and $263,000, respectively, of stock-based compensation expense under APB No. 25.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, Depomed followed the disclosure provisions of FAS 123. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if the fair value recognition provisions of FAS 123 had been applied to options granted and ESPP shares purchased under Depomed’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the awards is recognized over the vesting periods.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss applicable to common stock shareholders—as reported	$(7,022,322)	$(13,991,416)
Add: Total stock-based employee and director compensation expense, included in the determination of net loss as reported	64,032	263,089
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards	(543,561)	(1,102,707)
Net loss applicable to common stock shareholders—pro forma	$(7,501,851)	$(14,831,034)

Net loss per common share—as reported	$(0.18)	$(0.36)
Net loss per common share—pro forma	$(0.19)	$(0.38)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Employee and Director Stock Options
Risk-free interest rate	3.77 – 3.85%	3.77 – 4.17%
Dividend yield	None	None
Expected option term (in years)	4.0	4.0
Expected stock price volatility	65.4%	65.4 – 67.0%

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of options granted was $2.27 and $2.25 for the three and six months ended June 30, 2005.

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the three and six months ended June 30, 2005.

Three and Six Months Ended
June 30, 2005
Employee Stock Purchase Program
Risk-free interest rate	3.22 – 4.33%
Dividend yield	None
Expected option term (in years)	0.5
Expected stock price volatility	43.3 – 47.0%

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of purchase rights granted under the ESPP was $1.75 for the three and six months ended June 30, 2005.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at June 30, 2006. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

The following table summarizes the activity for the six months ended June 30, 2006 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,405,554	$4.22
Options granted	—	—
Options exercised	(39,494)	3.56
Options forfeited	(23,609)	6.03
Options expired	—	—
Options outstanding at June 30, 2006	3,342,451	$4.22	4.37	$6,439,684

Options exercisable and expected to become exercisable at June 30, 2006	3,339,216	$4.22	4.37	$6,437,461

Options exercisable at June 30, 2006	3,130,243	$4.16	4.18	$6,132,658

Information regarding the stock options outstanding under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 - $1.95	654,128	5.64	$1.63	582,306	$1.62
$2.70 - $3.75	1,200,910	2.82	3.39	1,197,745	3.39
$4.19 - $5.80	758,827	4.83	4.97	758,827	4.97
$6.10 - $7.75	698,586	5.43	7.02	561,365	7.08
$9.50 - $10.25	30,000	1.83	9.70	30,000	9.70
	3,342,451	4.37	$4.22	3,130,243	$4.16

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at June 30, 2006 was 3,500,000 shares, of which 1,530,143 were available for future issuance.

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

The following table summarizes the activity for the six months ended June 30, 2006 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	966,410	$5.18
Options granted	1,004,250	6.27
Options exercised	(7,561)	5.09
Options forfeited	(13,833)	5.48
Options expired	—	—
Options outstanding at June 30, 2006	1,949,266	$5.74	9.16	$756,078

Options exercisable and expected to become exercisable at June 30, 2006	1,886,143	$5.74	9.15	$738,737

Options exercisable at June 30, 2006	436,514	$5.44	8.51	$273,841

Information regarding the stock options outstanding under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.04 - $4.91	226,685	8.74	$4.29	72,401	$4.37
$5.03 - $5.63	506,043	8.57	5.09	204,987	5.07
$5.73 - $6.20	370,000	9.35	6.12	71,545	6.13
$6.29 - $7.78	846,538	9.53	6.36	87,581	6.63
	1,949,266	9.16	$5.74	436,514	$5.44

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of June 30, 2006 was 500,000, of which 292,719 shares were available for future issuance.

NOTE 5. COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2006 and 2005 approximates net loss and includes unrealized losses on marketable securities.

NOTE 6.  KING PROMOTION AGREEMENT

In June 2006, the Company entered into a promotion agreement with King Pharmaceuticals, Inc., or King, pursuant to which King was granted the co-exclusive right to promote Glumetza in the United States. Under the agreement, King is required to promote Glumetza to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of Glumetza, King will receive a promotion fee equal to fifty percent of gross margin, which is defined in the agreement as sales of Glumetza, net of returns, discounts, rebates and chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to the 500mg Glumetza tablet.  The Company is entitled to promote Glumetza to physicians to whom King does not make detail calls, or does not make detail calls with sufficient regularity.  Incremental sales generated by physicians called on by the Company, over a baseline established prior to promotion by the Company, are excluded from net sales for purposes of calculating gross margin.  Out-of-pocket marketing expenses will be shared by the Company and King at an agreed-upon ratio.  The 1000mg formulation of Glumetza to which the Company has rights from Biovail Laboratories International will also be subject to the agreement with King, if that formulation is approved for sale in the United States. The agreement also provides for a six-month option in favor of King to negotiate with the Company the terms of an exclusive license in the United States to the Company’s AcuForm drug delivery technology in combination with metformin hydrochloride and any other active pharmaceutical ingredient. The term of the promotion agreement is five years, with additional one year renewal periods if agreed upon by the parties. There were no sales of Glumetza in the United States in the second quarter of 2006.

NOTE 7. INVENTORIES

Inventories relate to the manufacture of the Company’s ProQuin® XR and Glumetza products. Inventories are stated at the lower of cost or market and consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$782,270	$446,397
Work-in-process	372,641	418,389
Finished goods	66,184	—
Total	$1,221,095	$864,786

NOTE 8. SHAREHOLDERS’ EQUITY

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

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three and six months ended June 30, 2006, the Company recognized Series A Preferred Stock deemed dividends of approximately $162,000 and $335,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of June 30, 2006, there were 18,159 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,607,119 shares of the Company’s common stock at a conversion price of $6.97 as of June 30, 2006.

Warrant and Option Exercises

During the three and six months ended June 30, 2006, the Company issued 342,792 and 980,813 shares of common stock to warrant holders with net proceeds to the Company of approximately $450,000 and $2,045,000, respectively.  Warrants to purchase an additional 455,767 and 526,285 shares of our common stock were surrendered in connection with a cashless exercise feature of the exercised warrants during the three and six months ended June 30, 2006, respectively. The weighted average exercise price of the warrants exercised during the three and six months ended June 30, 2006 was $4.04 and $3.48, respectively.

 Employees and consultants exercised options to purchase 25,627 and 47,055 shares of the Company’s common stock with net proceeds of $91,000 and $179,000 during the three and six months ended June 30, 2006, respectively.

Employee Stock Purchase Plan

 In May 2006, the Company sold 57,190 shares under the Employee Stock Purchase Plan. The shares were purchased at a weighted average purchase price of $3.74 with proceeds of approximately $214,000.

NOTE 9. SUBSEQUENT EVENTS

Esprit Pharma, Inc.

In July 2006, the Company entered into a co-promotion agreement and amended its July 2005 license agreement with Esprit Pharma, Inc., or Esprit, for the marketing of ProQuin XR in the United States. Under the terms of the co-promotion agreement with Esprit, the Company has been granted rights to co-promote ProQuin XR in the United States to certain physicians not called upon by Esprit.  The agreement does not obligate the Company to promote ProQuin XR and permits Depomed to co-promote ProQuin XR directly to or through third parties. If the Company exercises its co-promotion rights, it will receive a co-promotion fee of 18% on net sales generated by physicians called upon by the Company.  The co-promotion agreement has a four-year term.

Under the terms of the original license agreement, Esprit is required to pay $50 million in license fees, of which $30 million has been paid to date and the remaining amount to be paid in two $10 million installments. The amended license agreement has extended the due date on the first $10 million payment from July 2006 to December 2006.  The second $10 million payment remains due in July 2007. The amended license agreement also provides for royalties paid to the Company for ProQuin XR sales in the fourth quarter of 2005 to be credited towards Esprit’s $4.6 million minimum royalty obligation for 2006. Esprit’s minimum royalty obligation in subsequent years remains at $5 million.

Patheon, Inc.

In August 2006, the Company entered into a collaboration agreement with Patheon, Inc., or Patheon, related to Depomed’s proprietary AcuForm drug delivery technology.  Under the agreement, Depomed has granted Patheon access to Depomed’s AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of Depomed’s own internal programs for Patheon’s clients and collaborative partners.  A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with Depomed’s own internal programs. Patheon will assume primary responsibility for initial feasibility work with technical assistance from Depomed.  For product candidates that advance beyond feasibility, Depomed, Patheon and any respective third party will negotiate a license agreement, and Depomed and Patheon will share any associated license fees, milestone payments and royalties.

Lease Agreements

In August 2006, the Company renegotiated certain terms of its existing non-cancelable leases of laboratory and office facilities in Menlo Park, California, including the lease terms, which will now expire in June 2009 and include options to extend the leases for an additional five years. The Company also entered into a non-cancelable lease agreement to lease an additional 9,000 square feet in a facility adjacent to its existing facilities in Menlo Park, with a lease term through July 2009 and an option to extend the lease for an additional five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•             the timing and success of the commercial launch of Glumetza™ in the United States;

•             the success of our collaborative arrangement with King Pharmaceuticals with respect to Glumetza;

•             market acceptance of ProQuin® XR and Glumetza;

•             the efforts of Esprit Pharma with respect to the marketing of ProQuin XR;

•             the efforts of Biovail with respect to the marketing of Glumetza in Canada;

•             our collaborative partners’ compliance or non-compliance with their obligations under our agreements with them;

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

ABOUT DEPOMED

We are a specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technology. The United States Food and Drug Administration, or FDA, has approved two products we have developed, Glumetza and ProQuin XR. Glumetza is also approved in Canada.  We plan to begin marketing Glumetza in the United States in the third quarter of 2006 and have out-licensed the commercial rights to Glumetza in Canada, where it is now being sold. We have out-licensed certain commercial rights to ProQuin XR, which is now being sold in the United States. We also initiated a Phase III clinical trial for Gabapentin GR in May 2006. Our primary oral drug delivery system is our patented AcuForm™ drug delivery technology. The AcuForm technology is a proprietary polymer-based drug delivery platform developed by Depomed that provides targeted drug delivery solutions for a wide range of compounds. The technology embraces diffusional, erosional, bilayer and multi-drug systems that can optimize oral drug delivery for both soluble and insoluble drugs. One application of the technology allows standard-sized tablets to be retained in the stomach for 6 to 8 hours after administration, thereby extending the time of drug delivery to the small intestine. The AcuForm delivery system can provide controlled and prolonged release of drug, which enables reduced frequency of dosing and reduced risk of adverse side effects with equivalent efficacy relative to immediate release drugs.

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

Highlights for the Quarter Ended June 30, 2006

•             In June 2006, we entered into a promotion agreement with King Pharmaceuticals, Inc., or King, and granted King a co-exclusive right to promote Glumetza in the United States;

•             In May 2006, we initiated a Phase III clinical trial for Gabapentin GR;

•             In June 2006, we announced the appointment of Matthew Gosling as Vice President, Legal and General Counsel;

•             Revenue for the three months ended June 30, 2006 was $2,213,000 compared to $428,000 for the three months ended June 30, 2005;

•             Operating expenses for the three months ended June 30, 2006 were $11.7 million compared to $8.3 million for the three months ended June 30, 2005;

•             Cash, cash equivalents and marketable securities was $45.3 million as of June 30, 2006, compared to $59.1 million as of December 31, 2005.

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

In June 2006, we entered into a promotion agreement with King Pharmaceuticals, Inc., or King, pursuant to which King was granted the co-exclusive right to promote Glumetza in the United States. Under the agreement, King is required to promote Glumetza to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of Glumetza, King will receive a promotion fee equal to fifty percent of gross margin, which is defined in the agreement as sales of Glumetza, net of returns, discounts, rebates and chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to the 500 mg Glumetza tablet. We are entitled to promote Glumetza to physicians to whom King does not make detail calls, or does not make detail calls with sufficient regularity. Incremental sales generated by physicians called upon by us, over a baseline established prior to our promotion, are excluded from net sales for purposes of calculating gross margin. We will share out-of-pocket marketing expenses with King at an agreed-upon ratio. The 1000mg formulation of Glumetza to which we have rights from Biovail Laboratories International will also be subject to the agreement, if that formulation is approved for sale in the United States. The agreement also provides for a six-month option in favor of King to negotiate with us the terms of an exclusive license in the United States to our AcuForm drug delivery technology in combination with metformin hydrochloride and any other active pharmaceutical ingredient. The term of the promotion agreement is five years, with additional one year renewal periods if agreed upon by the parties.

Pursuant to our December 2005 agreements with Biovail related to Glumetza, Biovail’s exclusive license to the 500mg Glumetza is limited to Canada. In December 2005, Biovail launched the 500mg Glumetza in Canada.

We also have a supply agreement and a manufacturing transfer agreement with Biovail related to the new formulation of the 1000mg Glumetza. Under the agreements, we have an exclusive license to market the 1000mg Glumetza in the United States, Biovail will be our exclusive supplier of the 1000mg Glumetza, Biovail has agreed to perform development and certain other tasks associated with the completion of the development of the new formulation of the 1000mg Glumetza, and will assist us with the preparation and submission of a supplement to the Glumetza NDA covering the new formulation of the 1000mg Glumetza. Biovail also agreed to perform certain additional limited development if the supplemental NDA related to this product is not approved by the FDA.

ProQuin® XR

In May 2005, we received FDA approval to market ProQuin XR, our internally developed once-daily formulation of the antibiotic drug ciprofloxacin, for uncomplicated urinary tract infections. In July 2005, we exclusively licensed to Esprit Pharma, Inc. marketing and distribution rights to ProQuin XR in the United States. We amended the license agreement in July 2006. The agreement obligates Esprit to pay us $50 million in license fees, of which $30 million has been paid. An additional $10 million is due in December 2006, and the remaining $10 million is due in July 2007. The agreement also provides for royalty payments to us of 15 percent to 25 percent of ProQuin XR net sales, based on escalating net sales. In November 2005, Esprit launched ProQuin XR in the United States.

In July 2006, we entered into a co-promotion agreement with Esprit in which we obtained co-promotion rights to market ProQuin XR. Under the terms of the co-promotion agreement, we have the right, but not the obligation, to promote ProQuin XR in the United States to up to 40,000 physicians, other than urologists and obstetricians/gynecologists, not called upon by Esprit. The agreement permits us to co-promote ProQuin XR directly or through third parties. If we exercise our co-promotion rights, we will receive a co-promotion fee of 18% on net sales generated by physicians called upon by us. The co-promotion agreement has a four-year term.

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

Gabapentin GR™

We have developed Gabapentin GR, an extended release form of gabapentin. Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the trade name Neurontin®. It is also marketed by a number of other companies as a generic, immediate release drug. We initiated a Phase II double-blind, placebo-controlled clinical trial of Gabapentin GR in the first quarter of 2005 for the treatment of post-herpetic neuralgia, a long-lasting pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. In January 2006, we announced statistically significant safety and efficacy benefits of twice-daily Gabapentin GR based on the Phase II trial data, which measured average daily pain scores from week two to the end of treatment based on the Likert pain scale. Once-daily Gabapentin GR also showed a trend in pain improvement. In May 2006, we initiated a Phase III clinical trial for Gabapentin GR for the treatment of post-herpetic neuralgia.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies, other than our policies regarding revenue recognition and stock-based compensation described below, since we filed our 2005 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2006. For a description of our critical accounting policies other than revenue recognition or stock-based compensation, please refer to our 2005 Annual Report on Form 10-K.

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

Revenue related to collaborative agreements with corporate partners is recognized as the expenses are incurred for each contract. We are required to perform services as specified in each respective agreement on a best efforts basis, and we are reimbursed based on the costs incurred on each specific contract. Our business strategy includes performing additional development work for our partners, which we expect will generate milestone payments and license fees. We will recognize nonrefundable substantive milestone payments pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that provision of the arrangement and when collectibility is reasonable assured. Non-refundable license fees are recognized over the period of continuing involvement of a specific contract or, if no continuing involvement exists, such license fees are recognized upon receipt. Management has made assumptions relating to the period of continuing involvement, which are subject to change. Changes in these estimates and assumptions could affect the amount of revenues from licenses recorded in any given period.

Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under our agreement with Esprit are recognized based on Esprit’s sales, net of estimated returns, discounts, rebates and chargebacks.  We rely on information from Esprit to assist us in determining these estimates, which takes into consideration industry and historical return patterns of this product and Esprit’s other products and product specific information provided by customers. We believe this information provides a reasonable and reliable basis regarding estimates of returns, discounts, rebates and chargebacks. Royalties received in excess of amounts earned are classified as royalty advances until earned. Royalties received under our agreement with Biovail are recognized when the royalty payments are received. Product sales revenue related to our supply agreement with Esprit is recognized after a 30-day right of return has expired.

Stock Based Compensation

Beginning January 1, 2006, we began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS123(R)), using the modified prospective transition method. We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. There is limited historical information available to support our estimate of certain assumptions required to value stock options. For our volatility assumption, we use the historical volatility of our common stock over the expected term of the options. We have concluded that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and therefore, as of January 1, 2006, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107 (SAB 107). As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. FAS 123(R) requires that employee and director stock-based compensation costs be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 related to stock options and the ESPP was $669,000 and $1,217,000, respectively. For the three months ended June 30, 2006, stock-based compensation expense consisted of  $251,000 in research and development expense and $418,000 in general and administrative expense. For the six months ended June 30, 2006, stock-based compensation expense consisted of $489,000 in research and development expense and $728,000 in general and administrative expense. As a result of adopting FAS 123(R), our net loss for the three and six months ended June 30, 2006 was $611,000 and $1,100,000 higher, respectively, than if we continued to account for stock-based compensation under APB 25 as we did in comparable prior year periods. Accordingly, basic and diluted net loss applicable to common stock shareholders per share for the three and six months ended June 30, 2006 was $0.01 and $0.03 higher, respectively, than if we continued to account for stock-based compensation under APB 25. The implementation of FAS 123(R) did not have an impact on our cash flows for the six months ended June 30, 2006.

Prior to the implementation of FAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and made pro forma footnote disclosures as required by FAS 123, Accounting for Stock-Based Compensation (FAS 123). Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. For the three and six months ended June 30, 2005, we recognized $64,000 and $263,000 of stock-based compensation, respectively, under APB No. 25.

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma information required under FAS 123 included forfeitures as they occurred.

At June 30, 2006, we had $5.6 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the average vesting period of 2.3 years.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

Revenue

Revenue for the three and six months ended June 30, 2006 was $2,213,000 and $3,556,000 compared to $428,000 and $447,000 for the three and six months ended June 30, 2005, respectively. In 2006, the increase in revenue is primarily due to revenue recognized under our license agreements with Esprit and Biovail and product sales related to our supply agreement with Esprit for ProQuin XR.

License revenue in the three and six months ended June 30, 2006 increased to $893,000 and $1,786,000, respectively, from $19,000 and $38,000 in the same periods of 2005 due to revenue recognized under our license agreements with Esprit and Biovail.  Product revenue related to our supply agreement with Esprit was $1,165,000 and $1,265,000, for the three and six months ended June 30, 2006, respectively, compared to zero in the same periods of 2005. Royalty revenue included Esprit’s sales of ProQuin XR in the United States and Biovail’s sales of Glumetza in Canada and for the three and six months ended June 30, 2006 was $80,000 and $429,000, respectively, compared to zero in the same periods of 2005. Revenue from collaborative agreements decreased to $75,000 for the three and six months ended June 30, 2006 from $409,000 for the three and six months ended June 30, 2005.  The decrease in collaborative revenue was a result of services performed in 2005 under our agreement with Boehringer Ingelheim Pharmaceuticals which were completed in December 2005.

Cost of Sales

Cost of sales for the three and six months ended June 30, 2006 was $1,051,000 and $1,125,000, or approximately 90% and 89% of product sales, respectively. However, cost of sales did not include the costs of certain material previously expensed. Prior to commercialization, materials that were purchased were expensed to research and development. If we would have accounted for this material in cost of sales, our cost of sales would have been approximately $42,000 greater than the reported amount or 92% of product sales for the six months ended June 30, 2006. Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal employee costs related to the manufacturing process and shipping costs.

Research and Development Expense

Research and development expense increased to $6,768,000 and $12,452,000 in the three and six months ended June 30, 2006, respectively, from $5,054,000 and $10,070,000 for the same periods of 2005.  In the three and six months ended June 30, 2006, the increases of $1,714,000 and $2,382,000, respectively, were primarily related to the completion of our Phase II and commencement of our Phase III clinical trials for Gabapentin GR.  Our research and development expense may increase in the second half of 2006 as a result of the Phase III clinical trial for Gabapentin GR.

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

General and Administrative Expense

General and administrative expense increased to $4,898,000 and $8,829,000 in the three and six months ended June 30, 2006, respectively, from $3,216,000 and $4,932,000 for the same periods in 2005. In the three and six months ended June 30, 2006, the increases of $1,682,000 and $3,897,000 were primarily due to pre-commercialization marketing costs for Glumetza, the hiring of additional employees including our Chief Operating Officer, legal costs related to defending our intellectual property, costs relating to the planning and organization of commercial manufacturing activities at our contract manufacturer, and costs related to transition of the rights of Glumetza in the United States from Biovail to us. Our general and administrative expense may continue to increase in the second half of 2006 as we continue building our sales and marketing capabilities and commercially launch Glumetza.

Interest and Other Income and Interest Expense

Interest and other income was approximately $586,000 and $1,181,000 for the three and six months ended June 30, 2006, respectively, compared to $197,000 and $369,000 for the same periods in 2005. The increase, year over year, was due to higher investment balances in 2006 as a result of our receipt of license fees from Esprit and Biovail in 2005 and also due to higher interest rates earned on our investment portfolio.

Interest expense was zero for the three and six months ended June 30, 2006 and $227,000 and $460,000 for the three and six months ended June 30, 2005, respectively. The interest expense in 2005 was mainly due to interest on the Elan promissory note, which was fully repaid in June 2005.

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

The Series A Preferred Stock accrued dividends through January 20, 2006, the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three and six months ended June 30, 2006, we recognized Series A Preferred Stock deemed dividends of approximately $162,000 and $335,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of June 30, 2006, there were 18,159 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,607,119 shares of our common stock at a conversion price of $6.97 as of June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities for the six months ended June 30, 2006 was approximately $15,534,000, compared to cash used in operating activities of approximately $12,297,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, cash used in operating activities was primarily due to our net loss for the quarter adjusted for stock-based compensation, depreciation expense and movements in working capital. During the six months ended June 30, 2005, cash used in operating activities was primarily due to our net loss for the period adjusted for depreciation, the gain on extinguishment of the Elan promissory note, and partially offset by an increase in accounts payable.

Investing Activities

Cash provided by investing activities in the six months ended June 30, 2006 totaled approximately $10,430,000 and consisted of a $10,859,000 net decrease in marketable securities partially offset by $429,000 in purchases of laboratory and office equipment. Net cash provided by investing activities in the six months ended June 30, 2005 totaled approximately $893,000 and consisted of a $1,430,000 net decrease in marketable securities partially offset by $537,000 in purchases of laboratory and office equipment. We expect that future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2006 was approximately $2,433,000 compared to cash provided by financing activities of approximately $11,512,000 for the same period in 2005. In 2006, the amount consisted of cash proceeds from exercises of warrants, exercises of stock options and purchase of shares under the ESPP. In 2005, the amount consisted primarily of $21,053,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005, which was partially offset by a $9,665,000 payment upon extinguishment of the Elan promissory note.

Contractual Obligations

As of June 30, 2006, our aggregate contractual obligations are as shown in the following table.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	Greater than 3 years
Operating leases	$1,878,033	$993,945	$859,492	$24,596

In August 2006, we renegotiated certain terms of its existing non-cancelable leases of laboratory and office facilities in Menlo Park, California, including the lease terms, which will now expire in June 2009 and include options to extend the leases for an additional five years. We also entered into a non-cancelable lease agreement to lease an additional 9,000 square feet in a facility adjacent to its existing facilities in Menlo Park, with a lease term through July 2009 and an option to extend the lease for an additional five years.

Financial Condition

As of June 30, 2006, we had approximately $45,342,000 in cash, cash equivalents and marketable securities, working capital of $39,407,000, and accumulated net losses of $162,122,000. In July 2005, we received a $25.0 million payment from Biovail for the FDA approval of Glumetza and $30.0 million from Esprit as upfront license fees for ProQuin XR. Esprit is required to pay us additional license fees totaling $20 million, in equal installments, in December 2006 and July 2007. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least December 2007. However, we base this expectation on our current operating plan, which may change as a result of many factors. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•          expenditures related to our commercialization effort;

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

The inability to raise additional capital would have a material adverse effect on our company.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating Depomed. We believe the following are the material risks and uncertainties we face at the present time. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following risk factors set forth below contain material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

•                  We depend heavily on King Pharmaceuticals for the successful commercialization of Glumetza in the United States.;

•                  We are responsible for the distribution of Glumetza, and we have limited experience with distribution of pharmaceutical products.;

•                  We have limited internal sales and marketing resources, which we will require in order to successfully co-promote Glumetza and ProQuin XR through our own sales force.;

•                  We depend on Esprit Pharma for the successful commercialization of ProQuin XR in the United States, and on Biovail for the successful commercialization of Glumetza in Canada.; and

•                  We depend on third parties who are single source suppliers to manufacture ProQuin XR, Glumetza and our later stage product candidates. If these suppliers are unable to manufacture ProQuin XR, Glumetza or our product candidates, our business will be harmed.

See also “Forward-Looking Information.”

We depend heavily on King Pharmaceuticals for the successful commercialization of Glumetza in the United States.

We recently entered into a promotion agreement with King Pharmaceuticals pursuant to which King will promote Glumetza in the United States through its sales force.  Under the agreement, in exchange for promotion fees, King is required to promote Glumetza to physicians in the United States, to deliver a minimum number of annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size.  Although we have retained rights to promote Glumetza to certain physicians and to retain revenues from incremental sales generated by physicians we call upon, we have not yet established a sales force, or contracted with a third party to act as our sales force, and we do not have immediate plans to do so.  Accordingly, the success of the initial commercialization of Glumetza will depend in large part on the efforts of King’s sales force in the promotion of the product.  Factors that may affect the success of our promotion arrangement with King include the following:

•                  King may acquire or develop alternative products;

•                  King may pursue higher-priority programs, or change the focus of its marketing programs;

•                  King may in the future choose to devote fewer resources to Glumetza;

•                  Glumetza may fail to achieve market acceptance; and

•                  King may fail to comply with its obligations under our promotion agreement.

Any of the preceding factors could affect King’s commitment to the collaboration, which, in turn, could adversely affect the commercial success of Glumetza.  Any failure to successfully commercialize Glumetza could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

We are responsible for the distribution of Glumetza, and we have limited experience with distribution of pharmaceutical products.

We are responsible for the distribution of Glumetza, which is the first product that we will distribute ourselves.  Although we have enhanced our internal commercial operations and distribution capabilities in anticipation of the commercial launch of Glumetza, our internal resources remain somewhat limited.  In addition, we have entered into distribution arrangements with third parties related to Glumetza, and we will depend on them to ensure that Glumetza is widely available to support the commercial launch of Glumetza, and thereafter.  To continue to support our commercialization effort related to Glumetza and any other product we choose to market and distribute, we must enhance our internal commercial infrastructure, and continue to contract with capable third parties to assist us in our commercialization efforts.  The development of that infrastructure will also require substantial resources, which may divert the attention of our management and key personnel.  The efforts of third parties with whom we contract may not be successful.  Any failure on our part to successfully develop distribution capabilities could cause delays in product sales and incur increased costs.

We have limited internal sales and marketing resources, which we will require in order to successfully co-promote Glumetza and ProQuin XR through our own sales force.

Although we have the right to co-promote Glumetza and ProQuin XR through our own sales force, or through third parties, we have no sales force and limited marketing and sales staff.  The success of our own promotion efforts for Glumetza, ProQuin XR and any other product candidates that receive regulatory approval that we choose to market or co-market will require that we substantially enhance our internal marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us.  The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others.  These efforts may not be successful.  If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues and product sales may suffer.

We depend on Esprit Pharma for the successful commercialization of ProQuin XR in the United States, and on Biovail for the successful commercialization of Glumetza in Canada.

Esprit has certain exclusive marketing rights to ProQuin XR in the United States. Esprit launched ProQuin XR in November 2005.  Esprit is a private company with a limited operating history and has not yet established a proven track record of successfully commercializing its products.  In addition, Esprit has limited financial resources relative to many other pharmaceutical companies.  Any financial difficulties experienced by Esprit, or complications in the promotion of its other products or execution of its business plan, may adversely affect the ProQuin XR commercialization effort and Esprit’s ability to comply with its obligations to us under our license agreement.  If Esprit fails to successfully commercialize ProQuin XR, or to comply with its obligations under our license agreement, our business, financial condition and results of operations may be materially and adversely affected.

We have licensed exclusive marketing rights to the 500mg Glumetza in Canada to Biovail. Biovail launched the 500mg Glumetza in Canada in November 2005. If Biovail fails to successfully commercialize Glumetza, our business and future revenues may be materially and adversely affected.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

We have initiated a Phase III clinical trial of Gabapentin GR, and have other product candidates in earlier stages of development. In addition, Biovail is assisting us with the preparation of a supplemental NDA filing for the new 1000mg formulation of Glumetza. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain.  Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, all of our product candidates, other than the 1000mg formulation of Glumetza, use the AcuForm technology.  If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We are expecting operating losses in the future.

To date, we have recorded limited revenues from license fees, royalties, product sales, collaborative research and development arrangements and feasibility studies, although we received $55 million in license fees from Biovail and Esprit in 2005.  For the six months ended June 30, 2006, we recorded total revenues of $3.6 million, and for the years ended December 31, 2005, 2004 and 2003, we recorded total revenue of $4.4 million, $200,000 and $1.0 million, respectively. For the six months ended June, 2006, we incurred a net loss of $17.7 million, and for the years ended December 31, 2005, 2004 and 2003 we incurred net losses of $24.5 million, $26.9 million and $30.0 million, respectively. As we incur expenses related to the commercial launch of Glumetza, continue our research and development efforts, preclinical testing and clinical trial activities, and expand our sales and marketing organization, we anticipate that we will continue to incur substantial operating losses for at least the next year. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

•                  our collaborative partners’ compliance or non-compliance with their obligations under our agreements with them;

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

•                  results of litigation;

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

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued patents and twelve patent applications are pending in the United States. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. For example, in January 2006, we filed a complaint against IVAX Corporation in federal court for infringement of two of our U.S. patents related to the AcuForm delivery technology. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals. These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones, such as the commercial launch of the 500mg strength of Glumetza in the United States.  All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

•                  our available capital resources;

•                  the efforts of our marketing partners with respect to the commercialization of our products;

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

•                  other actions by regulators;

•                  our ability to access sufficient, reliable and affordable supplies needed for the manufacture of our products and product candidates, including insulin and materials for our AcuForm technology; and

•                  the costs of ramping up and maintaining manufacturing operations, as necessary.

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

The marketing activities of our marketing partners of ProQuin XR and Glumetza, and our own marketing activities with respect to Glumetza or any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

The approval process outside the United States is uncertain and may limit our ability to develop, manufacture and sell our products internationally.

To market any of our products outside of the United States, we and our collaborative partners, including Biovail, Madaus and LG Life Sciences, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

If we or our marketing partners are unable to obtain acceptable prices or adequate reimbursement for our products from third-party payers, we will be unable to generate significant revenues.

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

We are also responsible for the supply and distribution of Glumetza, and MOVA Pharmaceuticals is also our sole supplier for tablets of the 500mg strength of Glumetza. We currently purchase the active ingredient for the 500mg Glumetza on a purchase order basis. If the new formulation of 1000mg Glumetza is approved, we will rely on Biovail as our sole supplier. We will be unable to manufacture Glumetza in a timely manner if we are unable to obtain Glumetza 500mg tablets from our contract manufacturer or active pharmaceutical ingredient from suppliers, or Glumetza 1000mg tablets from Biovail.

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

Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., our Chairman, President and Chief Executive Officer, Carl A. Pelzel, our Executive Vice President and Chief Operating Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara, Mr. Pelzel or any of our other executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2006, the Company issued 342,792 and 980,813 shares of common stock to warrant holders with net proceeds to the Company of approximately $450,000 and $2,045,000, respectively.  Warrants to purchase an additional 455,767 and 526,285 of our common stock were surrendered in connection with a cashless exercise feature of the exercised warrants during the three and six months ended June 30, 2006, respectively. The weighted average exercise price of the warrants exercised during the three and six months ended June 30, 2006 was $4.04 and $3.48, respectively. The warrants were issued to accredited investors in June 2001, March 2002 and April 2003 in previously disclosed private placement transactions exempt from registration under the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The resale of the shares issued upon exercise of the warrants has been registered on effective Form S-3 registration statements we have filed with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 9, 2006 to consider and vote on the following proposals: (i) election of directors until the next annual meeting of shareholders (Proposal 1); and (ii) ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006 (Proposal 2).

Proposal 1:   The shareholders of Depomed elected seven directors to serve until the next annual meeting of shareholders.  The votes regarding the election of directors were as follows:

	Shares Voted For	Votes Withheld
John W. Fara, Ph.D.	37,895,812	879,001
G. Steven Burrill	37,940,405	834,408
Gerald T. Proehl	33,640,902	5,133,911
John W. Shell, Ph.D.	38,353,292	421,521
Craig R. Smith, M.D.	37,958,705	816,108
Peter D. Staple	37,938,605	836,208
Julian N. Stern	31,536,612	7,238,201

Proposal 2:  The shareholders of Depomed approved the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006 with the following votes:

For	38,665,524
Against	90,648
Abstain	18,641

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1(1)	Bonus Plan, as amended
	10.2(2)	Management Continuity Agreement
	10.3*	Promotion Agreement with King Pharmaceuticals, Inc.
	10.4(3)	Offer Letter dated June 14, 2006 between the Company and Matthew Gosling
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(1)  Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 12, 2006.

(2)  Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 19, 2006.

(3)  Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 30, 2006.

* Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006	DEPOMED, INC.

	By:	/s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

	By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer

INDEX TO EXHIBITS

10.1(1)	Bonus Plan, as amended
10.2(2)	Management Continuity Agreement
10.3*	Promotion Agreement with King Pharmaceuticals, Inc.
10.4(3)	Offer Letter dated June 14, 2006 between the Company and Matthew Gosling
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(1)  Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 12, 2006.

(2)  Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 19, 2006.

(3)  Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 30, 2006.

* Confidential treatment requested