Form 10-Q
period 2006-09-30
DEPOMED INC
filed 2006-11-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Yes  ☐    No  ☒

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 3, 2006 was 41,881,215.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,748,260	$7,565,556
Marketable securities	30,862,566	51,507,509
Accounts receivable	6,136,729	1,094,840
Unbilled accounts receivable	667,098	861,576
Inventories	2,380,797	901,348
Prepaid and other current assets	2,633,003	1,107,710
Total current assets	45,428,453	63,038,539
Marketable securities	1,998,760	—
Property and equipment, net	2,738,048	3,146,611
Other assets	197,218	228,926
	$50,362,479	$66,414,076
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,106,775	$1,588,999
Accrued compensation	1,927,981	1,989,606
Accrued clinical trial expense	1,064,056	63,005
Other accrued liabilities	3,461,724	718,788
Royalty advances	619,454	—
Deferred revenue	9,396,488	3,654,244
Other current liabilities	55,845	93,073
Total current liabilities	20,632,323	8,107,715
Deferred revenue, non-current portion	48,741,768	51,421,263
Other long-term liabilities	100,249	124,099
Commitments
Shareholders’ (deficit) equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,159 and 17,543 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively, with an aggregate liquidation preference of $18,158,848	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 41,784,733 and 40,689,369 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	143,662,517	139,640,599
Deferred compensation	—	(337,049)
Accumulated deficit	(174,755,134)	(144,451,897)
Accumulated other comprehensive loss	(34,244)	(105,654)
Total shareholders’ (deficit) equity	(19,111,861)	6,760,999
	$50,362,479	$66,414,076

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License revenue	$893,165	$18,750	$2,679,495	$56,250
Collaborative revenue	—	776,282	74,750	1,186,000
Royalties	65,619	—	495,086	—
Product sales	—	—	1,264,977	—
Total revenue	958,784	795,032	4,514,308	1,242,250

Costs and expenses:
Cost of sales	320,417	—	1,445,606	—
Research and development	6,436,158	4,695,833	18,888,092	14,766,294
Selling, general and administrative	7,327,242	3,507,974	16,156,697	8,440,429

Total costs and expenses	14,083,817	8,203,807	36,490,395	23,206,723

Loss from operations	(13,125,033)	(7,408,775)	(31,976,087)	(21,964,473)

Other income (expenses):
Gain on extinguishment of debt	—	—	—	1,058,935
Interest and other income	491,914	441,949	1,672,850	810,920
Interest expense	—	(53)	—	(459,737)
Total other income	491,914	441,896	1,672,850	1,410,118

Net loss	(12,633,119)	(6,966,879)	(30,303,237)	(20,554,355)

Deemed dividend on preferred stock	(165,118)	(218,289)	(499,938)	(622,229)

Net loss applicable to common stock shareholders	$(12,798,237)	$(7,185,168)	$(30,803,175)	$(21,176,584)

Basic and diluted net loss applicable to common stock shareholders per common share	$(0.31)	$(0.18)	$(0.74)	$(0.54)

Shares used in computing basic and diluted net loss per common share	41,776,362	39,878,759	41,382,662	39,565,638

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net loss	$(30,303,237)	$(20,554,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,068,640	904,642
Gain on extinguishment of debt	—	(1,058,935)
Accrued interest expense on shareholder notes	—	443,344
Employee and director stock-based compensation	1,896,285	326,516
Stock-based compensation related to consultants	—	7,360
Changes in assets and liabilities:
Accounts receivable	(4,847,411)	(776,282)
Inventories	(1,479,449)	(621,988)
Prepaid and other current assets	(1,525,293)	(104,276)
Other assets	31,708	151,342
Accounts payable and other accrued liabilities	6,261,763	1,205,737
Accrued compensation	(61,625)	386,493
Royalty advances	619,454	—
Deferred revenue	3,062,749	54,943,750
Net cash (used in) provided by operating activities	(25,276,416)	35,253,348

Investing Activities
Purchases of property and equipment	(668,996)	(637,216)
Purchases of marketable securities	(20,072,113)	(43,875,834)
Maturities of marketable securities	37,240,337	13,287,965
Sales of marketable securities	1,497,210	4,096,496
Net cash provided by (used in) investing activities	17,996,438	(27,128,589)

Financing Activities
Payments on capital lease obligations	—	(33,186)
Payments on equipment loans	—	(73,008)
Payments on notes payable	—	(9,665,000)
Proceeds from issuance of common stock	2,462,682	21,652,480
Net cash provided by financing activities	2,462,682	11,881,286

Net (decrease) increase in cash and cash equivalents	(4,817,296)	20,006,045
Cash and cash equivalents at beginning of period	7,565,556	953,295
Cash and cash equivalents at end of period	$2,748,260	$20,959,340

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2006 are not necessarily indicative of results to be expected for the entire year ending December 31, 2006 or future operating periods.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2005 balance sheet in order to conform to the Company’s current presentation.  The Company has removed the line item previously titled “deferred margin” which was associated with the net balance of deferred revenue and deferred costs on product sales and classified those amounts separately within deferred revenue and inventory, respectively.

Principles of Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan), which became a wholly-owned subsidiary of the Company in the second quarter of 2004. For the three and nine months ended September 30, 2006, the Company consolidated selling, general and administrative expense of approximately $0 and $7,000, respectively, related to DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated. In the fourth quarter of 2005, the Company’s Board of Directors approved the dissolution of DDL.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations as pro forma disclosure is no longer an alternative. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and purchase rights issued under its employee purchase plan after January 1, 2006. Compensation expense for stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimates forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma disclosures required under FAS 123 included forfeitures as they occurred. Under the modified prospective transition method of implementation, no restatement of prior periods has been made. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

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

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

The Company sells Glumetza product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the limited sales history of Glumetza and return privileges associated with the product launch, the Company currently cannot reliably estimate expected returns of the product at the time of shipment.  As a result, the Company has deferred recognition of revenue on all Glumetza product shipments and recorded $5.6 million as deferred revenue, which is net of stocking allowances, cash discounts and wholesaler fees as of September 30, 2006.  In addition, the costs of manufacturing Glumetza associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Product sales revenue related to the Company’s supply agreement with Esprit is recognized after the expiration of a 30-day period in which Esprit may reject product that does not meet agreed-upon specifications.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations. At September 30, 2006, the individual contractual period for all available-for-sale debt securities is less than two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
U.S. Debt Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government debt securities	$16,555,335	$(21,451)	$—	$—	$16,555,335	$(21,451)
U.S. corporate debt securities	15,310,360	(15,534)	—	—	15,310,360	(15,534)
Total available-for-sale	$31,865,695	$(36,985)	$—	$—	$31,865,695	$(36,985)

The Company’s investment in U.S. corporate debt securities consists primarily of investments in investment grade corporate bonds and notes. The Company’s investment in U.S. government debt securities consists of low risk government agency bonds typically with a rating of A or higher. The unrealized losses on the Company’s investments in U.S. corporate debt and U.S. government debt securities were caused by interest rate increases. An impairment charge is recognized when the decline in the fair value of a security below its carrying amount basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than the carrying amount, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company considers these unrealized losses to be temporary at September 30, 2006. To date, the Company has not recorded any impairment charges on investments related to other-than-temporary declines in market value.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive. At September 30, 2006 and 2005, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 8,506,337 and 15,013,809, respectively.

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

The Company used the following assumptions to calculate the fair value of option grants for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Employee and Director Stock Options
Risk-free interest rate	4.60 – 5.03%	4.59 – 5.23%
Dividend yield	None	None
Expected option term (in years)	6.06	6.06
Expected stock price volatility	59.5 – 60.2%	59.5 – 62.2%

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the nine months ended September 30, 2006. There were no purchase rights granted under the ESPP during the three months ended September 30, 2006.

Nine Months Ended
September 30, 2006
Employee Stock Purchase Plan
Risk-free interest rate	5.04 – 5.06%
Dividend yield	None
Expected option term (in years)	0.5 to 2.0
Expected stock price volatility	33.5 – 56.1%

Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 related to stock options and the ESPP was $679,000 and $1,896,000, respectively.  Stock-based compensation expense for the three months ended September 30, 2006 consisted of $239,000 in research and development expense, $437,000 in selling, general and administrative expense and $3,000 in cost of sales. Stock-based compensation expense for the nine months ended September 30, 2006 consisted of $728,000 in research and development expense, $1,165,000 in selling, general and administrative expense and $3,000 in cost of sales. As a result of adopting FAS 123(R), Depomed’s net loss for the three and nine months ended September 30, 2006 was $621,000 and $1,721,000 higher, respectively, than if the Company continued to account for stock-based compensation under APB 25 as it did in comparable prior year periods. Accordingly, basic and diluted net loss applicable to common stock shareholders per share for the three and nine months ended September 30, 2006 was $0.01 and $0.04 higher, respectively, than if the Company continued to account for stock-based compensation under APB 25. The implementation of FAS 123(R) did not have an impact on the Company’s cash flow for the nine months ended September 30, 2006.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $2.84 and $3.75, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the nine months ended September 30, 2006 was $2.20. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $19,000 and $139,000, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2006 was $632,000 and $1,677,000, respectively. At September 30, 2006, Depomed had $5.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.1 years. Cash received from stock option exercises was $29,000 and $208,000 during the three and nine months ended September 30, 2006.

Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. In accordance with the provisions of FAS 123(R), we eliminated the balance of the deferred compensation calculated under APB No. 25 to the common stock account on January 1, 2006. For the three and nine months ended September 30, 2005, the Company recognized approximately $63,000 and $327,000, respectively, of stock-based compensation expense under APB No. 25.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, Depomed followed the disclosure provisions of FAS 123. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 if the fair value recognition provisions of FAS 123 had been applied to options granted and ESPP shares purchased under Depomed’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the awards is recognized over the vesting periods.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss applicable to common stock shareholders—as reported	$(7,185,168)	$(21,176,584)
Add: Total stock-based employee and director compensation expense, included in the determination of net loss as reported	63,427	326,516
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards	(506,434)	(1,609,141)
Net loss applicable to common stock shareholders—pro forma	$(7,628,175)	$(22,459,209)

Net loss per common share—as reported	$(0.18)	$(0.54)
Net loss per common share—pro forma	$(0.19)	$(0.57)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Employee and Director Stock Options
Risk-free interest rate	4.03 – 4.12%	3.77 – 4.17%
Dividend yield	None	None
Expected option term (in years)	4.0	4.0
Expected stock price volatility	65.7%	65.4 – 67.0%

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of options granted was $2.99 and $2.47 for the three and nine months ended September 30, 2005.

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the nine months ended September 30, 2005. There were no purchase rights granted under the ESPP during the three months ended September 30, 2005.

Nine Months Ended
September 30, 2005
Employee Stock Purchase Plan
Risk-free interest rate	3.22 – 4.33%
Dividend yield	None
Expected option term (in years)	0.5
Expected stock price volatility	43.3 – 47.0%

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of purchase rights granted under the ESPP was $1.75 for the nine months ended September 30, 2005.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at September 30, 2006. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

The following table summarizes the activity for the nine months ended September 30, 2006 under the 1995 Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Options outstanding at December 31, 2005	3,405,554	$4.22
Options granted	—	—
Options exercised	(49,800)	3.40
Options forfeited	(32,974)	6.02
Options expired	—	—
Options outstanding at September 30, 2006	3,322,780	$4.22	4.11	$2,423,791

Options exercisable and expected to become exercisable at September 30, 2006	3,320,812	$4.22	4.11	$2,423,458

Options exercisable at September 30, 2006	3,174,452	$4.16	3.98	$2,338,401

Information regarding the stock options outstanding under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 - $1.95	650,478	5.39	$1.63	614,878	$1.62
$2.70 - $3.75	1,194,389	2.58	3.39	1,192,764	3.39
$4.19 - $5.80	755,127	4.57	4.97	755,127	4.97
$6.10 - $7.75	692,786	5.16	7.02	581,683	7.07
$9.50 - $10.25	30,000	1.58	9.70	30,000	9.70
	3,322,780	4.11	$4.22	3,174,452	$4.16

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at September 30, 2006 was 3,500,000 shares, of which 1,435,775 were available for future issuance.

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

The following table summarizes the activity for the nine months ended September 30, 2006 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	966,410	$5.18
Options granted	1,121,250	6.11
Options exercised	(7,561)	5.09
Options forfeited	(36,465)	6.11
Options expired	—	—
Options outstanding at September 30, 2006	2,043,634	$5.67	8.97	$1,362

Options exercisable and expected to become exercisable at September 30, 2006	1,948,324	$5.67	8.96	$1,338

Options exercisable at September 30, 2006	557,191	$5.52	8.42	$582

Information regarding the stock options outstanding under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.04 - $4.91	341,977	8.98	$4.43	85,682	$4.35
$5.03 - $5.63	505,293	8.33	5.09	229,594	5.07
$5.73 - $6.20	360,139	9.10	6.12	102,191	6.12
$6.29 - $7.78	836,225	9.29	6.35	139,724	6.52
	2,043,634	8.97	$5.67	557,191	$5.52

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of September 30, 2006 was 500,000, of which 292,719 shares were available for future issuance.

NOTE 5. COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 approximates net loss and includes unrealized losses on marketable securities.

NOTE 6.  COLLABORATIVE ARRANGEMENTS AND CONTRACTS

King Pharmaceuticals, Inc.

In June 2006, the Company entered into a promotion agreement with King Pharmaceuticals, Inc. (King), pursuant to which King was granted the co-exclusive right to promote Glumetza in the United States. Under the agreement, King is required to promote Glumetza to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size. In consideration for King’s promotion of Glumetza, the Company is required to pay King a promotion fee equal to fifty percent of gross margin, which is defined in the agreement as sales of Glumetza, net of actual returns, estimated discounts, estimated rebates and estimated chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to sales of the 500mg Glumetza tablet in the United States.  In September 2006, the Company launched the 500mg Glumetza in the United States and for the quarter ended September 30, 2006, the Company recognized approximately $26,000 of promotion fee expense, which is classified in selling, general & administrative expense.  Out-of-pocket marketing expenses are shared by the Company and King at an agreed-upon ratio.

Under the promotion agreement, the Company is entitled to promote Glumetza to physicians to whom King does not make detail calls, or does not make detail calls with sufficient regularity.  Incremental sales generated by physicians called on by the Company, over a baseline established prior to promotion by the Company, are excluded from net sales for purposes of calculating the promotion fee due to King.

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

Esprit Pharma, Inc.

In July 2006, the Company entered into a co-promotion agreement and amended its July 2005 license agreement with Esprit Pharma, Inc. (Esprit), for the marketing of ProQuin XR in the United States. Under the terms of the co-promotion agreement with Esprit, the Company has been granted rights to co-promote ProQuin XR in the United States to certain physicians not called upon by Esprit.  The agreement does not obligate the Company to promote ProQuin XR and permits Depomed to co-promote ProQuin XR directly or through third parties. If the Company exercises its co-promotion rights, it will receive a co-promotion fee of 18% on net sales generated by physicians called upon by the Company.  The co-promotion agreement has a four-year term.

Under the terms of the original license agreement, Esprit is required to pay the Company $50 million in license fees, of which $30 million has been paid to date and the remaining amount is to be paid in two $10 million installments. The amended license agreement has extended the due date on the first $10 million payment from July 2006 to December 2006.  The second $10 million payment remains due in July 2007. The amended license agreement also provides for royalties paid to the Company for ProQuin XR sales in the fourth quarter of 2005 to be credited towards Esprit’s $4.6 million minimum royalty obligation to the Company for 2006. Esprit’s minimum royalty obligation in subsequent years remains at $5 million per year, subject to annual increases based on increases in the consumer price index beginning in 2008.

Patheon, Inc.

In August 2006, the Company entered into a collaboration agreement with Patheon, Inc. (Patheon), related to Depomed’s proprietary AcuForm drug delivery technology.  Under the agreement, Depomed has granted Patheon access to Depomed’s AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of Depomed’s own internal programs for Patheon’s clients and collaborative partners. A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with Depomed’s own internal programs.  Patheon will assume primary responsibility for initial feasibility work with technical assistance from Depomed.  For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties.

Supernus Pharmaceuticals, Inc.

In September 2006, the Company entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. (Supernus) to develop through a Phase 1 study a product candidate leveraging the Company’s AcuForm drug delivery technology.  The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. Costs associated with the program were not material for the quarter ended September 30, 2006.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreements

In August 2006, the Company renegotiated certain terms of its existing non-cancelable leases of laboratory and office facilities in Menlo Park, California, including the lease terms, which will now expire in June 2009 and include options to extend the leases for an additional five years. The Company also entered into a non-cancelable lease agreement to lease an additional 9,000 square feet in a facility adjacent to its existing facilities in Menlo Park, with a lease term through June 2009 and an option to extend the lease for an additional five years.

Indemnification Agreements

In September 2006, the Company entered into indemnification agreements with each of its officers and directors.  As permitted under California law and in accordance with its Bylaws, the Company indemnifies its officers and directors for certain events or occurrences.  The Company’s director and officer insurance policy limits its our exposure and may enable the Company to recover a portion of any future amounts paid, if any.  Accordingly, the Company believes the fair value of these indemnification agreements is minimal and has not recorded any liabilities for these agreements as of September 30, 2006.

NOTE 8. INVENTORIES

Inventories relate to the manufacture of the Company’s ProQuin XR and Glumetza products. Inventories are stated at the lower of cost or market and consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$851,001	$446,397
Work-in-process	363,567	418,389
Finished goods	270,412	—
Deferred costs	895,817	36,562
Total	$2,380,797	$901,348

Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

NOTE 9. SHAREHOLDERS’ EQUITY

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

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three and nine months ended September 30, 2006, the Company recognized Series A Preferred Stock deemed dividends of approximately $165,000 and $500,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of September 30, 2006, there were 18,159 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,639,751 shares of the Company’s common stock at a conversion price of $6.88 as of September 30, 2006.

Warrant and Option Exercises

During the nine months ended September 30, 2006, the Company issued 980,813 shares of common stock to warrant holders with net proceeds to the Company of approximately $2,045,000.  Warrants to purchase an additional 526,285 shares of our common stock were surrendered in connection with a cashless exercise feature of the exercised warrants during the nine months ended September 30, 2006. The weighted average exercise price of the warrants exercised during the nine months ended September 30, 2006 was $3.48.  There were no warrant exercises during the three months ended September 30, 2006.

 Employees and consultants exercised options to purchase 10,306 and 57,361 shares of the Company’s common stock with net proceeds to the Company of $29,000 and $208,000 during the three and nine months ended September 30, 2006, respectively.

Employee Stock Purchase Plan

 In May 2006, the Company sold 57,190 shares of the Company’s common stock under the Employee Stock Purchase Plan. The shares were purchased at a weighted average purchase price of $3.74 with proceeds of approximately $214,000.

NOTE 10. SUBSEQUENT EVENTS

PharmaNova, Inc

In October 2006, the Company entered into a sublicense agreement with PharmaNova, Inc. (PharmaNova).  Pursuant to the agreement, PharmaNova has granted the Company an exclusive sublicense, under a patent in the United States held by the University of Rochester, to develop and commercialize a product in the United States containing the compound gabapentin as its active pharmaceutical ingredient which is indicated for the treatment of hot flashes associated with menopause in women.

The Company paid PharmaNova an upfront license fee of $500,000 under the agreement, and is required to pay PharmaNova an additional $500,000 upon dosing of the first patient in any Phase 3 trial for the product, $1,000,000 upon submission to the FDA of a New Drug Application (NDA) for the product, and $2,000,000 upon FDA approval of an NDA. The agreement provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds.  The Company is also required to pay PharmaNova consultancy fees of $300,000 over approximately ten months beginning in November 2006.

LG Life Sciences, Ltd.

In November 2006, the Company amended its license and distribution agreement with LG Life Sciences, Ltd. (LG) related to LG’s exclusive license of the 500mg Glumetza in the Republic of Korea.  The amendment provides for a $500,000 milestone payment from LG in respect of LG’s approval to market Glumetza in the Republic of Korea, rather than a $700,000 payment, as reflected in the original agreement.  Depomed received the $500,000 payment in November 2006, net of applicable Korean withholding taxes.  The product, known as Novamet GR, was launched in Korea earlier this year.  The parties are currently in negotiations to further amend the license and distribution agreement to formally grant LG a license to manufacture the 500mg Glumetza in exchange for royalties on net sales of Glumetza in the Republic of Korea, and to remove the provisions of the original agreement providing for the supply of 500mg Glumetza tablets by Depomed to LG.

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

•             the success of Glumetza™ in the United States;

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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q. We disclaim any intent to update or revise these forward-looking statements to reflect new events or circumstances.

ABOUT DEPOMED

We are a specialty pharmaceutical company engaged in the development of pharmaceutical products based on our proprietary oral drug delivery technology. The United States Food and Drug Administration, or FDA, has approved two products we have developed, Glumetza and ProQuin XR. Glumetza is once-daily metformin product for the treatment of Type 2 diabetes.  We began marketing Glumetza with a co-promotion partner in the United States in September 2006 and have out-licensed the commercial rights to Glumetza in Canada, where it is also approved and currently being sold. We have out-licensed certain commercial rights to ProQuin XR, a once-daily ciprofloxacin product for the treatment of uncomplicated urinary tract infections, which is now being sold in the United States. We currently have an ongoing Phase 3 clinical trial for Gabapentin GR, an extended release form of gabapentin, for the treatment of postherpetic neuralgia and a Phase 2 clinical trial for Gabapentin GR for the treatment of diabetic peripheral neuropathy. We have also obtained an exclusive license covering the use of gabapentin for the treatment of menopausal hot flashes. In August 2006, we completed a Phase 1 clinical trial of a product candidate for the treatment of gastroesophageal reflux disease (GERD).  Our primary oral drug delivery system is our patented AcuForm™ drug delivery technology. The AcuForm technology is a proprietary polymer-based drug delivery platform developed by Depomed that provides targeted drug delivery solutions for a wide range of compounds. The technology embraces diffusional, erosional, bilayer and multi-drug systems that can optimize oral drug delivery for both soluble and insoluble drugs. One application of the technology allows standard-sized tablets to be retained in the stomach for 6 to 8 hours after administration, thereby extending the time of drug delivery to the small intestine. The AcuForm delivery system can provide controlled and prolonged release of drug, which enables reduced frequency of dosing and reduced risk of adverse side effects with equivalent efficacy relative to immediate release drugs.

In this Quarterly Report on Form 10-Q, the “company,” “Depomed,” “we,” “us,” and “our,” refer to Depomed, Inc.

We are developing our own proprietary products and are also developing products utilizing our AcuForm technology in collaboration with other pharmaceutical and biotechnology companies. In our collaborative programs, we generally apply our proprietary technology to the partner’s compound in exchange for research and development funding, milestone payments, license fees and royalties. For our internal development programs, we apply our proprietary technology to existing drugs and typically fund development at least through Phase 2 clinical trials. Upon the completion of Phase 2 clinical trials, we evaluate, on a case-by-case basis, the feasibility of retaining marketing or co-marketing rights to our product candidates in the United States, taking into account such factors as the marketing and sales efforts required for each of the product candidates, potential collaborative partners and the proposed terms of any such collaboration. If we fund development through Phase 3, we will again evaluate the feasibility of retaining marketing or co-marketing rights. When we license marketing rights to a collaborative partner, we generally expect the partner to fund the completion of the clinical trials, as appropriate, and to pay us license fees, milestones and royalties on sales of the product.

Our intellectual property position includes nine issued patents and seventeen patent applications pending in the United States.

Highlights for the Quarter Ended September 30, 2006

•             In September 2006, we launched Glumetza in the United States for the treatment of Type 2 diabetes;

•             In August 2006, we announced the completion of a Phase 1 clinical trial of a product candidate for the treatment of gastroesophageal reflux disease (GERD);

•             In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. (formerly Shire Laboratories, Inc.) to develop a product candidate leveraging our AcuForm drug delivery technology through a Phase 1 study in which we share in the costs and commercial opportunities equally;

•             Revenue for the three months ended September 30, 2006 was $959,000 compared to $795,000 for the three months ended September 30, 2005;

•             Operating expenses for the three months ended September 30, 2006 were $13.8 million compared to $8.2 million for the three months ended September 30, 2005;

•             Cash, cash equivalents and marketable securities were $35.6 million as of September 30, 2006, compared to $59.1 million as of December 31, 2005.

Our primary current products, product candidates, collaborative relationships, and research and development programs include the following:

Glumetza™

In May 2005, our collaborative partner, Biovail Laboratories International, or Biovail, received a Notice of Compliance for the 500mg strength of Glumetza from the Therapeutic Products Directorate Canada, or TPD. The 500mg Glumetza is our internally developed once-daily metformin product for Type 2 diabetes. In June 2005, the FDA approved the NDA to market the 500mg Glumetza in the United States, and in July 2005, in accordance with our license agreement, Biovail paid us a $25.0 million license payment. The TPD and the FDA also approved a 1000mg strength of Glumetza utilizing a Biovail drug delivery technology. Biovail does not intend to commercialize the original formulation of the 1000mg Glumetza, and is in the process of reformulating it. If approved, the new formulation may be commercially available in 2007.

In June 2006, we entered into a promotion agreement with King Pharmaceuticals, Inc., or King, pursuant to which King was granted the co-exclusive right to promote Glumetza in the United States. Under the agreement, King is required to promote Glumetza to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of Glumetza, King receives a promotion fee equal to fifty percent of gross margin, which is defined in the agreement as sales of Glumetza, net of returns, discounts, rebates and chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to the 500mg Glumetza tablet. We are entitled to promote Glumetza to physicians to whom King does not make detail calls, or does not make detail calls with sufficient regularity. Incremental sales generated by physicians called upon by us, over a baseline established prior to our promotion, are excluded from net sales for purposes of calculating the promotion fee. We share out-of-pocket marketing expenses with King at an agreed-upon ratio. The 1000mg formulation of Glumetza to which we have rights to in the United States from Biovail Laboratories International will also be subject to the agreement, if that formulation is approved for sale. The agreement also provides for a six-month option in favor of King to negotiate with us the terms of an exclusive license in the United States to our AcuForm drug delivery technology in combination with metformin hydrochloride and any other active pharmaceutical ingredient. The term of the promotion agreement is five years, with additional one year renewal periods if agreed upon by the parties. In September 2006, we launched the 500mg Glumetza in the United States.

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

In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. In March 2006, Madaus filed a Marketing Authorization Application (MAA) for ProQuin XR with the Medical Products Agency in Sweden, which is currently still pending.

Gabapentin GR™

We have developed Gabapentin GR, an extended release form of gabapentin. Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the trade name Neurontin®. It is also marketed by a number of other companies as a generic, immediate release drug.

We initiated a Phase 2 double-blind, placebo-controlled clinical trial of Gabapentin GR in the first quarter of 2005 for the treatment of postherpetic neuralgia, a long-lasting pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. In January 2006, we announced statistically significant safety and efficacy benefits of twice-daily Gabapentin GR based on the Phase 2 trial data, which measured average daily pain scores from week two to the end of treatment based on the Likert pain scale. Once-daily Gabapentin GR also showed a trend in pain improvement. In May 2006, we initiated a Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia.

In October 2006, we completed enrollment in a Phase 2 double-blind, placebo-controlled clinical trial of Gabapentin GR for the treatment of diabetic peripheral neuropathy, a peripheral nerve disorder caused by diabetes.

We entered into a sublicense agreement with PharmaNova, Inc. in October 2006 pursuant to the which PharmaNova has granted us an exclusive sublicense under a patent in the United States held by the University of Rochester, to develop and commercialize a product in the United States containing the compound gabapentin as its active pharmaceutical ingredient that is indicated for the treatment of hot flashes associated with menopause in women.

Other Research and Development Activities

We are applying our AcuForm technology to other compounds in an effort to enhance the safety, efficacy and/or dosing compliance of the innovator product. For example, we have completed preclinical studies of a combination product comprising our 500mg Glumetza once-daily formulation of metformin with a once-daily sulfonylurea for the treatment of Type 2 diabetes. We expect that a Phase 1 clinical trial for this product will commence only if our ongoing commercial assessment warrants further development or if we enter into a licensing agreement related to the product with a third party.  The AcuForm technology can also be applied to address drug dosing and absorption challenges that companies face as they develop New Chemical Entities, or NCEs.

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

In August 2006, we entered into a collaboration agreement with Patheon, Inc., or Patheon, related to our proprietary AcuForm drug delivery technology.  Under the agreement, we have granted Patheon access to our AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon’s clients and collaborative partners. A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with our own internal programs.  Patheon will assume primary responsibility for initial feasibility work with technical assistance from us.  For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties.

In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging our AcuForm drug delivery technology.  The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate.

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

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable.

We sell Glumetza product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the limited sales history of Glumetza and return privileges associated with the product launch, we currently cannot reliably estimate expected returns of the product at the time of shipment.  As a result, we have deferred recognition of revenue on all Glumetza product shipments and recorded $5.6 million as deferred revenue, which is net of stocking allowances, cash discounts and wholesaler fees as of September 30, 2006.  In addition, the costs of manufacturing Glumetza associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Product sales revenue related to our supply agreement with Esprit is recognized after the expiration of a 30-day period in which Esprit may reject product that does not meet agreed-upon specifications.

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

Stock-Based Compensation

Beginning January 1, 2006, we began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS123(R)), using the modified prospective transition method. We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. There is limited historical information available to support our estimate of certain assumptions required to value stock options. For our volatility assumption, we use the historical volatility of our common stock over the expected term of the options. We have concluded that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and therefore, as of January 1, 2006, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107 (SAB 107). As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. FAS 123(R) requires that employee and director stock-based compensation costs be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 related to stock options and the ESPP was $679,000 and $1,896,000, respectively. For the three months ended September 30, 2006, stock-based compensation expense consisted of $437,000 in selling, general and administrative expense, $239,000 in research and development expense and $3,000 in cost of sales. For the nine months ended September 30, 2006, stock-based compensation expense consisted of $1,165,000 in selling, general and administrative expense, $728,000 in research and development expense and $3,000 in cost of sales. As a result of adopting FAS 123(R), our net loss for the three and nine months ended September 30, 2006 was $621,000 and $1,721,000 higher, respectively, than if we continued to account for stock-based compensation under APB 25 as we did in comparable prior year periods. Accordingly, basic and diluted net loss applicable to common stock shareholders per share for the three and nine months ended September 30, 2006 was $0.01 and $0.04 higher, respectively, than if we continued to account for stock-based compensation under APB 25. The implementation of FAS 123(R) did not have an impact on our cash flows for the nine months ended September 30, 2006.

Prior to the implementation of FAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and made pro forma footnote disclosures as required by FAS 123, Accounting for Stock-Based Compensation (FAS 123). Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. For the three and nine months ended September 30, 2005, we recognized $63,000 and $327,000 of stock-based compensation, respectively, under APB No. 25.

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma information required under FAS 123 included forfeitures as they occurred.

At September 30, 2006, we had $5.3 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the weighted-average vesting period of 2.1 years.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

Revenue

Revenue for the three and nine months ended September 30, 2006 was $959,000 and $4,514,000 compared to $795,000 and $1,242,000 for the three and nine months ended September 30, 2005, respectively. In 2006, the increase in revenue is primarily due to revenue recognized under our license agreements with Esprit and Biovail and product sales related to our supply agreement with Esprit for ProQuin XR.

License revenue in the three and nine months ended September 30, 2006 increased to $893,000 and $2,679,000, respectively, from $19,000 and $56,000 in the same periods of 2005 due to revenue recognized under our license agreements with Esprit and Biovail.  Product revenue related to our supply agreement with Esprit was zero and $1,265,000 for the three and nine months ended September 30, 2006, respectively, compared to zero in the same periods of 2005. Royalty revenue included Esprit’s sales of ProQuin XR in the United States and Biovail’s sales of Glumetza in Canada and for the three and nine months ended September 30, 2006 was $66,000 and $495,000, respectively, compared to zero in the same periods of 2005. Revenue from collaborative agreements decreased to zero and $75,000 for the three and nine months ended September 30, 2006 from $776,000 and $1,186,000 for the three and nine months ended September 30, 2005, respectively.  The decrease in collaborative revenue was a result of services performed in 2005 under our agreement with Boehringer Ingelheim Pharmaceuticals which were completed in December 2005.

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2006 was $320,000 and $1,446,000, respectively. However, cost of sales did not include the costs of certain material previously expensed. Prior to commercialization, materials that were purchased were expensed to research and development. If we would have accounted for this material in cost of sales, our cost of sales would have been approximately $42,000 greater for the nine months ended September 30, 2006. Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs.

Research and Development Expense

Research and development expense increased to $6,436,000 and $18,888,000 in the three and nine months ended September 30, 2006, respectively, from $4,696,000 and $14,766,000 for the same periods of 2005.  In the three and nine months ended September 30, 2006, the increases of $1,740,000 and $4,122,000, respectively, were primarily related to the completion of our Phase 2 and commencement of our Phase 3 clinical trials for Gabapentin GR for the treatment of postherpetic neuralgia and Phase 2 clinical trial for the treatment of diabetic peripheral neuropathy.  Our research and development expense may increase in the fourth quarter of 2006 as a result of our ongoing clinical trials for Gabapentin GR.

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

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $7,327,000 and $16,157,000 in the three and nine months ended September 30, 2006, respectively, from $3,508,000 and $8,440,000 for the same periods in 2005. In the three and nine months ended September 30, 2006, the increases of $3,819,000 and $7,717,000 were primarily due to marketing costs for Glumetza, the hiring of additional employees to support our commercialization efforts, legal costs related to defending our intellectual property, costs relating to the planning and organization of commercial manufacturing activities at our contract manufacturer, and costs related to transition of the rights of Glumetza in the United States from Biovail to us. We expect our selling, general and administrative expense to decrease in the fourth quarter of 2006 as we anticipate our share of marketing costs under our promotion agreement with King to decrease for the quarter.

Interest and Other Income and Interest Expense

Interest and other income was approximately $492,000 and $1,673,000 for the three and nine months ended September 30, 2006, respectively, compared to $442,000 and $811,000 for the same periods in 2005. The increase, year over year, was due to higher investment balances in 2006 as a result of our receipt of license fees from Esprit and Biovail in 2005 and also due to higher interest rates earned on our investment portfolio.

Interest expense was zero for the three and nine months ended September 30, 2006 and zero and $460,000 for the three and nine months ended September 30, 2005, respectively. The interest expense in 2005 was mainly due to interest on the Elan promissory note, which was fully repaid in June 2005.

Series A Preferred Stock and Deemed Dividends

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at anytime between January 2002 and January 2006 into our common stock. The original conversion price of the Series A Preferred Stock was $12.00. However, as a result of our March 2002 and October 2003 financings, the conversion price was adjusted to $9.51 per share. In December 2004, we entered into an agreement with the Series A Preferred stockholder to resolve a misunderstanding between us and the stockholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock (the December 2004 Agreement). Pursuant to the December 2004 Agreement, among other matters, we agreed to adjust the conversion price to $7.50 per share. We and the stockholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

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

The Series A Preferred Stock accrued dividends through January 20, 2006, the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three and nine months ended September 30, 2006, we recognized Series A Preferred Stock deemed dividends of approximately $165,000 and $500,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of September 30, 2006, there were 18,159 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,639,751 shares of our common stock at a conversion price of $6.88 as of September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2006 was approximately $25,276,000, compared to cash provided by operating activities of approximately $35,253,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, cash used in operating activities was primarily due to our net loss for the quarter adjusted for stock-based compensation, depreciation expense and movements in working capital. During the nine months ended September 30, 2005, cash provided by operating activities was primarily due to the receipt of $30 million in license fees from Esprit and $25 million in license fees from Biovail, offset by the net loss for the period.

Investing Activities

Cash provided by investing activities in the nine months ended September 30, 2006 totaled approximately $17,996,000 and consisted of an $18,665,000 net decrease in marketable securities partially offset by $669,000 in purchases of laboratory and office equipment. Net cash used in investing activities in the nine months ended September 30, 2005 totaled approximately $27,129,000 and consisted of a $26,492,000 net increase in marketable securities and $637,000 in purchases of laboratory and office equipment. We expect that future capital expenditures will include additional product development and quality control laboratory equipment to maintain current Good Manufacturing Practices in our laboratories.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2006 was approximately $2,463,000 compared to cash provided by financing activities of approximately $11,881,000 for the same period in 2005. In 2006, the amount consisted of cash proceeds from exercises of warrants, exercises of stock options and purchase of shares under the ESPP. In 2005, the amount consisted primarily of $21,053,000 of net proceeds from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005 and $791,000 of cash proceeds from exercises of warrants, exercises of stock options and purchase of shares under the ESPP, which was partially offset by a $9,665,000 payment upon extinguishment of the Elan promissory note.

Contractual Obligations

As of September 30, 2006, our aggregate contractual obligations are as shown in the following table.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	Greater than 3 years
Operating leases	$3,735,167	$1,220,753	$2,492,893	$21,521

In August 2006, we renegotiated certain terms of our existing non-cancelable leases of laboratory and office facilities in Menlo Park, California, including the lease terms, which will now expire in June 2009 and include options to extend the leases for an additional five years. We also entered into a non-cancelable lease agreement to lease an additional 9,000 square feet in a facility adjacent to our existing facilities in Menlo Park, with a lease term through June 2009 and an option to extend the lease for an additional five years.

Financial Condition

As of September 30, 2006, we had approximately $35,610,000 in cash, cash equivalents and marketable securities, working capital of $24,796,000, and accumulated net losses of $174,755,000. In July 2005, we received a $25.0 million payment from Biovail upon FDA approval of Glumetza and $30.0 million from Esprit as upfront license fees for ProQuin XR. Esprit is required to pay us additional license fees totaling $20 million, in equal installments, in December 2006 and July 2007. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources and contractual amounts due to us will permit us to meet our capital and operational requirements through at least December 2007. However, we base this expectation on our current operating plan, which may change as a result of many factors. Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•          expenditures related to our commercialization effort;

•          results of research and development efforts;

•          financial terms of definitive license agreements or other commercial agreements we enter into, if any;

•          receipt of payments due to us under our contracts with collaborative partners;

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights. In January 2006, we filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which are owned by us. The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating Depomed. We believe the following are the material risks and uncertainties we face at the present time. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following risk factors set forth below contain material changes to the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

•                  We depend heavily on King Pharmaceuticals for the successful commercialization of Glumetza in the United States.;

•                  We are responsible for the distribution of Glumetza, and we have limited experience with distribution of pharmaceutical products.;

•                  We have limited in-house sales and marketing resources, which we will require in order to successfully co-promote Glumetza and ProQuin XR through our own sales force.;

•                  We depend on Esprit Pharma for the successful commercialization of ProQuin XR in the United States, and on Biovail for the successful commercialization of Glumetza in Canada.;

•                  Our licensed patent covering the use of gabapentin to treat hot flashes associated with menopause is a method of use patent rather than a composition of matter patent, which increases the risk that physicians will prescribe, or pharmacists will dispense, another manufacturer’s gabapentin for the treatment of hot flashes associated with menopause rather than Gabapentin GR.;

•                  We depend on third parties who are single source suppliers to manufacture ProQuin XR, Glumetza and our later stage product candidates. If these suppliers are unable to manufacture ProQuin XR, Glumetza or our product candidates, our business will be harmed.;

•                  We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.; and

•                  If we lose our key personnel or are unable to attract and retain key management and operating personnel, we may be unable to pursue our product development and commercialization efforts.

See also “Forward-Looking Information.”

We depend heavily on King Pharmaceuticals for the successful commercialization of Glumetza in the United States.

In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which King promotes Glumetza in the United States through its sales force.  Under the agreement, in exchange for promotion fees, King is required to promote Glumetza to physicians in the United States, to deliver a minimum number of annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size.  Although we have retained rights to promote Glumetza to certain physicians and to retain revenues from incremental sales generated by physicians we call upon, we have not yet established a sales force, or contracted with a third party to act as our sales force, and we do not have immediate plans to do so.  Accordingly, the success of the initial commercialization of Glumetza will depend in large part on the efforts of King’s sales force in the promotion of the product.  Factors that may affect the success of our promotion arrangement with King include the following:

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

We are responsible for the distribution of Glumetza, which is the first product that we have distributed ourselves.  Although we have enhanced our in-house commercial operations and distribution capabilities in connection with the commercial launch of Glumetza, our internal resources remain limited.  In addition, we have entered into distribution arrangements with third parties related to Glumetza, including Cardinal Health, AmeriSourceBergen and McKesson, and we will depend on them to ensure that Glumetza is widely available to support its commercial availability.  To continue to support our commercialization effort related to Glumetza and any other product we choose to market and distribute, we must continue to enhance our internal commercial infrastructure, and continue to contract with capable third parties to assist us in our commercialization efforts.  The development of that infrastructure will also require substantial resources, which may divert the attention of our management and key personnel.  The efforts of third parties with whom we contract for distribution of our products may not be successful.  Any failure on our part to successfully develop distribution capabilities could cause delays in product sales and incur increased costs.

We have limited in-house sales and marketing resources, which we will require in order to successfully co-promote Glumetza and ProQuin XR through our own sales force.

Although we have the right to co-promote Glumetza and ProQuin XR through our own sales force, or through third parties, we have no sales force and limited marketing and sales staff.  The success of our own promotion efforts for Glumetza, ProQuin XR and any other product candidates that receive regulatory approval that we choose to market or co-market will require that we substantially enhance our in-house marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us.  The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others.  These efforts may not be successful.  If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues may suffer.

We depend on Esprit Pharma for the successful commercialization of ProQuin XR in the United States, and on Biovail for the successful commercialization of Glumetza in Canada.

Esprit has certain exclusive marketing rights to ProQuin XR in the United States. Esprit launched ProQuin XR in November 2005.  Esprit is a private company with a limited operating history and has not yet established a proven track record of successfully commercializing its products.  In addition, although Esprit announced in March 2006 that it had secured a $50 million debt facility, and in August 2006 announced that it completed an equity financing in excess of $90 million, Esprit has limited financial resources relative to many other pharmaceutical companies.  Any financial difficulties experienced by Esprit, or complications in the promotion of ProQuin XR or Esprit’s other products, or execution of its business plan, may adversely affect the ProQuin XR commercialization effort and Esprit’s ability to comply with its obligations to us under our license agreement.  If Esprit fails to successfully commercialize ProQuin XR, or to comply with its obligations under our license agreement, including its license fee and minimum royalty obligations, our business, financial condition and results of operations may be materially and adversely affected.

We have licensed exclusive marketing rights to the 500mg Glumetza in Canada to Biovail. Biovail launched the 500mg Glumetza in Canada in November 2005. If Biovail fails to successfully commercialize Glumetza in Canada, our business and future revenues may be adversely affected.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

We have initiated a Phase 3 clinical trial of Gabapentin GR for the treatment of postherpetic neuralgia, and a Phase 2 trial of Gabapentin GR for diabetic neuropathy, and we expect to initiate a clinical development program for Gabapentin GR for the treatment of hot flashes associated with menopause in 2007.  Biovail is assisting us with the preparation of a supplemental NDA filing for the new 1000mg formulation of Glumetza for which we have an exclusive license in the United States.  We have other product candidates in earlier stages of development.  Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain.  Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, all of our product candidates, other than the 1000mg formulation of Glumetza, use the AcuForm technology.  If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We are expecting operating losses in the future.

To date, we have recorded limited revenues from license fees, royalties, product sales, collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2006, we recorded total revenues of $4.5 million, and for the years ended December 31, 2005, 2004 and 2003, we recorded total revenue of $4.4 million, $200,000 and $1.0 million, respectively. For the nine months ended September 30, 2006, we incurred a net loss of $30.8 million, and for the years ended December 31, 2005, 2004 and 2003 we incurred net losses of $24.5 million, $26.9 million and $30.0 million, respectively. As we incur expenses related to the commercialization of Glumetza, continue our research and development efforts, preclinical testing and clinical trial activities, and expand our sales and marketing organization, we anticipate that we will continue to incur substantial operating losses for at least the next year. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our quarterly operating results may fluctuate and affect our stock price.

The following factors among others, are expected to affect our quarterly operating results and may result in a material adverse effect on our stock price:

•                  the degree of commercial success of ProQuin XR and Glumetza;

•                  our collaborative partners’ compliance or non-compliance with their obligations under our agreements with them;

•                  results of clinical trials for our product candidates;

•                  results of litigation;

•                  variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

•                  decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;

•                  market acceptance of the AcuForm technology;

•                  regulatory actions;

•                  adoption of new technologies by us or our competitors;

•                  developments concerning proprietary rights, including patents, infringement allegations and litigation matters, including our pending litigation against IVAX Corporation;

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

We currently have a collaboration agreement for development of product candidates through the feasibility phase with New River Pharmaceuticals, and we have a collaboration arrangement with Patheon, Inc. related to the potential development of product candidates for third parties.  We also have a collaboration agreement with Supernus, Inc. providing for the development of a product candidate through feasibility, with the possibility to enter into a definitive agreement providing for the further development of the product candidate, by either or both parties.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

Our licensed patent covering the use of gabapentin to treat hot flashes associated with menopause is a method of use patent, which increases the risk that prescriptions for gabapentin to treat hot flashes in menopausal women could be written for, or filled with, generic gabapentin.

We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause in women.  Because a method of use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin.  Accordingly, physicians could prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women rather than Gabapentin GR, or pharmacists could seek to fill prescriptions for Gabapentin GR with another manufacturer’s gabapentin.  Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

If PharmaNova were to terminate our sublicense due to a breach of the sublicense on our part, we would not be able to commercialize Gabapentin GR for the treatment of hot flashes associated with menopause.

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

We will have to curtail, redirect or eliminate our product development programs if we or our collaborative partners find that:

•                  the AcuForm technology has unintended or undesirable side effects; or

•                  product candidates that appear promising in preclinical or early-stage clinical studies do not demonstrate efficacy in later-stage, larger scale clinical trials.

Even when or if our products obtain regulatory approval, successful commercialization requires:

•                  market acceptance;

•                  cost-effective commercial scale production; and

•                  reimbursement under private or governmental health plans.

Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products, particularly Glumetza or ProQuin XR, would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals. These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of our ongoing Phase 3 trial for Gabapentin GR.  All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials.  If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for our product candidates.

Our agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our Phase 3 clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product candidates.

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

All marketing activities associated with ProQuin XR and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

The approval process outside the United States is uncertain and may limit our ability to develop, manufacture and sell our products internationally.

To market any of our products outside of the United States, we and our collaborative partners, including Madaus, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

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

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Glumetza competes. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza. Several other companies, including Barr Pharmaceuticals, Inc., Mylan Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd. have received FDA approval for and are selling a controlled-release metformin product. Flamel Technologies has a controlled-release microparticle-based formulation of metformin product in Phase 2 clinical trials.

Bayer Corporation developed a once-daily ciprofloxacin product for the treatment of urinary tract infections, which is currently marketed by Schering-Plough Corporation. There may be other companies developing products competitive with Glumetza and ProQuin XR of which we are unaware.

To our knowledge, we are the only company currently in late stage clinical trials with a sustained release formulation of gabapentin for the U.S. market.

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

We are responsible for supplying commercial quantities of ProQuin XR to Esprit. For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, a subsidiary of Patheon, Inc., as our sole supplier. Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to ProQuin XR, is also a sole supplier to us. We obtain the active pharmaceutical ingredient to ProQuin XR on a purchase order basis only. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or ProQuin XR tablets from our contract manufacturers, we may not be able to manufacture ProQuin XR in a timely manner, if at all.

We are also responsible for the supply and distribution of Glumetza, and MOVA Pharmaceuticals is also our sole supplier for tablets of the 500mg strength of Glumetza. We currently purchase the active ingredient for the 500mg strength of Glumetza on a purchase order basis from Farmhispania, S.A., a sole supplier of to us.  If the new formulation of 1000mg Glumetza is approved, we will rely on Biovail as our sole supplier. We will be unable to manufacture Glumetza in a timely manner if we are unable to obtain Glumetza 500mg tablets from our contract manufacturer or active pharmaceutical ingredient from suppliers, or Glumetza 1000mg tablets from Biovail.

Although we have obtained clinical batches of Gabapentin GR from a contract manufacturer, we currently have no long-term supply arrangement with respect to Gabapentin GR.  Any failure to obtain clinical supplies of Gabapentin GR could adversely affect our Gabapentin GR clinical development program.

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

Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., our Chairman, President and Chief Executive Officer, Carl A. Pelzel, our Executive Vice President and Chief Operating Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara, Mr. Pelzel or any of our other executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers.  For instance, in November 2006, our Chief Scientific Officer resigned to take a position at a newly-formed pharmaceutical company, and we have not yet replaced him.  The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in and may in the future result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation. If material weaknesses were found in our internal controls in the future, if we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

Business interruptions could limit our ability to operate our business.

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. In particular, our corporate headquarters, along with the rest of our operations, are located in a single facility in the San Francisco Bay area, which has a history of seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company issued 980,813 shares of common stock to warrant holders with net proceeds to the Company of approximately $2,045,000.  Warrants to purchase an additional 526,285 of our common stock were surrendered in connection with a cashless exercise feature of the exercised warrants during the nine months ended September 30, 2006. The weighted average exercise price of the warrants exercised during the nine months ended September 30, 2006 was $3.48.  There were no warrant exercises during the three months ended September 30, 2006. The warrants were issued to accredited investors in June 2001, March 2002 and April 2003 in previously disclosed private placement transactions exempt from registration under the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The resale of the shares issued upon exercise of the warrants has been registered on effective Form S-3 registration statements we have filed with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In September 2006, the Company entered into an indemnification agreement in the form attached to this Report as Exhibit 10.6 (the Indemnification Agreement) with each of its officers and directors.  The Indemnification Agreement is substantially in the form filed as an exhibit to the Company’s Registration Statement on Form SB-2 related to the Company’s initial public offering.  The Company had not previously entered into indemnification agreements with its officers and directors.

Effective November 2, 2006, Bret Berner, Ph.D., our Vice President, Product Development and Chief Scientific Officer resigned to take a position at a newly-formed pharmaceutical company.  We have entered into a six-month consulting arrangement with Dr. Berner and are currently in the process of seeking Dr. Berner’s replacement. Dr. Berner’s options to purchase our common stock will continue to vest during the consulting period, in accordance with their terms.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1*	Amendment No. 1 to the Exclusive License and Marketing Agreement dated July 24, 2006 between the Company and Esprit Pharma
	10.2*	Co-Promotion Agreement dated July 24, 2006 between the Company and Esprit Pharma
	10.3	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
	10.4	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
	10.5	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
	10.6	Form of Indemnification Agreement between the Company and the Company’s officers and directors.
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

* Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	DEPOMED, INC.

	By:	/s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

	By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer

INDEX TO EXHIBITS

10.1*	Amendment No. 1 to the Exclusive License and Marketing Agreement dated July 24, 2006 between the Company and Esprit Pharma
10.2*	Co-Promotion Agreement dated July 24, 2006 between the Company and Esprit Pharma
10.3	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.4	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.5	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.6	Form of Indemnification Agreement between the Company and the Company’s officers and directors.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

* Confidential treatment requested