Form 10-K
period 2006-12-31
DEPOMED INC
filed 2007-03-16
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Common Stock, no par value

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

Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2006 was approximately $209,545,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of March 6, 2007 was 42,091,255.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Shareholders, expected to be held on or about May 31, 2007, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.
2006 FORM 10-K REPORT
TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENT

Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•       the commercial success and market acceptance of GLUMETZA™ (metformin hydrochloride extended release tablets) in the United States;

•       the success of our collaborative arrangement with King Pharmaceuticals, Inc. with respect to GLUMETZA;

•       results and timing of our clinical trials, including the results of our Gabapentin GR™ trials;

•       acceptance and approval of regulatory filings;

•       the results of our internal research and development efforts;

•       our ongoing patent litigation against IVAX;

•       our need for, and ability to raise, additional capital;

•       market acceptance of ProQuin® XR (ciprofloxacin hydrochloride extended release tablets);

•       the efforts of Esprit Pharma, Inc. with respect to the commercialization of ProQuin XR;

•       our collaborative partners’ compliance or non-compliance with their obligations under our agreements with them;

•       our ability to obtain commercialization partners for our products and product candidates;

•       the efforts of our foreign collaborative partners with respect to the marketing of GLUMETZA in Canada and Korea;

•       our ability to obtain other commercialization partners for our products and product candidates; and

•       our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “ITEM 1A. RISK FACTORS” and elsewhere in this Annual Report on Form 10-K. We disclaim any intent to update or revise these forward-looking statements to reflect new events or circumstances.

CORPORATE INFORMATION

The address of our Internet website is http://www.depomedinc.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Unless the context indicates otherwise, “Depomed”, “the Company”, “we”, “our” and “us” refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our headquarters are located in Menlo Park, California.

Depomed® and ProQuin® are registered trademarks of Depomed. Gabapentin GR™ and AcuForm™ are trademarks of Depomed. GLUMETZA™ is a trademark of Biovail Laboratories International, s.r.l. exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.                BUSINESS

COMPANY OVERVIEW

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. We have developed two commercial products. GLUMETZA™ (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we jointly commercialize in the United States with King Pharmaceuticals, Inc. ProQuin XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that Esprit Pharma, Inc. markets in the United States.

We have a three-pronged approach to product development designed to optimize the use and value of our drug delivery technologies, while managing the costs and risks associated with developing and commercializing pharmaceutical products. We develop products for our own account that are designed to compete in large growing markets and that can be highly differentiated from immediate release versions of the compounds upon which they are based. Second, we selectively enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner’s compound, resulting in significantly greater value for Depomed than a traditional fee-for-service arrangement. Third, we enter into arrangements that enable our technology to be applied by other companies to a greater number of compounds than our infrastructure can support, so as to derive additional value from our technology. In the future, we plan to commercialize our proprietary products, relying on partners to cover the large primary care audiences, while maintaining co-promotion and distribution rights in order to be in a position to create our own sales force when appropriate, thereby increasing the value to us of our products, and our control over them.

Our most advanced product candidate in development is Gabapentin GR™, an extended release form of gabapentin. With respect to Gabapentin GR, we have completed enrollment of a Phase 3 clinical trial for the treatment of postherpetic neuralgia, completed and announced positive results of a Phase 2 clinical trial for the treatment of diabetic peripheral neuropathy, and submitted an investigational new drug application, or IND, for a Phase 2 clinical trial for the treatment of menopausal hot flashes. Additionally, we have other product candidates in earlier stages of development, including a treatment for gastroesophageal reflux disease.

The following table summarizes our marketed products, and our product pipeline.

Marketed Products
Product	Indication	Status(1)
GLUMETZA™	Type 2 diabetes	Currently sold in the United States, Canada and Korea. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.
ProQuin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. US rights held by Esprit Pharma, Inc. Regulatory application pending in Sweden. European rights held by Madaus.
Product Pipeline
Gabapentin GR™	Postherpetic neuralgia	Phase 3 enrollment complete.
	Diabetic peripheral neuropathy	Phase 2 trial complete.
	Menopausal hot flashes	IND for Phase 2 trial submitted to FDA. Rights to a patent covering gabapentin for this indication sublicensed from PharmaNova, Inc.
Undisclosed compound	Gastroesophageal reflux disease	Phase 2a proof of concept studies underway.
Undisclosed compound	Confidential(2)	Preclinical studies. Partnered with Supernus Pharmaceuticals, Inc.
Undisclosed compound	Confidential(2)	Partnered with New River Pharmaceuticals, Inc.

(1)          The section below entitled “Government Regulation” for additional information regarding the phases of drug development.

(2)          The compound and indication may not be disclosed pursuant to the collaboration agreement.

SIGNIFICANT DEVELOPMENTS DURING 2006

During 2006, among other things, we:

•       Jointly launched GLUMETZA in the United States with King Pharmaceuticals;

•       Completed a Phase 2 study and initiated a Phase 3 study with Gabapentin GR for the treatment of postherpetic neuralgia;

•       Completed a Phase 2 study with Gabapentin GR for the treatment of diabetic peripheral neuropathy;

•       Exclusively sublicensed rights to the use of gabapentin for the treatment of menopausal hot flashes under a University of Rochester patent;

•       Initiated an internal development program for a gastroesophageal reflux disease treatment;

•       Established a collaboration arrangement with Patheon, Inc. designed to expand the breadth of our collaboration programs;

•       Entered into a collaboration arrangement with Supernus Pharmaceuticals (formerly Shire Laboratories) for a new product candidate;

•       Retained co-promotion rights on GLUMETZA under our promotion arrangement with King Pharmaceuticals, and obtained co-promotion rights on ProQuin XR from Esprit Pharma;

•       Received a $10 million license fee payment from Esprit Pharma for ProQuin XR; and

•       Established a $30 million equity line of credit.

MARKETED PRODUCTS

GLUMETZA™

General

The 500mg strength of GLUMETZA is our internally developed once-daily metformin product for type 2 diabetes. The FDA approved GLUMETZA for marketing in the United States in June 2005. At that time, a subsidiary of Biovail Corporation, or Biovail, held US and Canadian marketing rights to GLUMETZA pursuant to a license agreement we entered into with the Biovail subsidiary in 2002. We reacquired the US rights to GLUMETZA from Biovail in December 2005. In June 2006, we entered into a promotion arrangement with King Pharmaceuticals related to GLUMETZA under which we and King jointly commercialize GLUMETZA in the United States. GLUMETZA was launched in the United States in September 2006. In February 2007, we obtained a waiver from the FDA of a Phase 4 pediatric study on GLUMETZA.

In connection with the restructuring of our GLUMETZA agreements with Biovail in December 2005, we also acquired an exclusive US license to a 1000mg strength of GLUMETZA utilizing proprietary Biovail drug delivery technology that is a reformulated version of the 1000mg GLUMETZA initially approved by the FDA for marketing in the United States along with the 500mg GLUMETZA. Biovail has completed the reformulation of the 1000mg GLUMETZA. We expect to submit to the FDA before the end of the first quarter of 2007, a supplemental New Drug Application to the FDA covering the 1000mg GLUMETZA seeking approval to market the product in the United States. If approved, we expect the 1000mg GLUMETZA to be available late in 2007, or in the first quarter of 2008.

Our issued US patents covering the 500mg GLUMETZA expire between 2016 and 2020.

The 500mg GLUMETZA has also been approved for marketing in Canada, where it is marketed by Biovail, and in Korea, where it is marketed by LG Life Sciences under the trade name Novamet GR.

Diabetes

Diabetes is a disease in which levels of glucose, a type of sugar found in the blood, are above normal. Diabetic patients do not produce insulin, a hormone produced in the pancreas, or do not properly use insulin, making it difficult for the body to convert food into energy. Type 2 diabetes is the most common form of diabetes, accounting for 90 to 95 percent of all diabetes cases, according to the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health, or the NIDDK.

The body breaks down food into glucose, and delivers glucose to cells through the bloodstream. Cells use insulin to help process blood glucose into energy. In the case of type 2 diabetes, cells fail to use insulin properly or the pancreas cannot make as much insulin as the body requires. That causes the amount of glucose in the blood to increase, while starving cells of energy. Over time, high blood glucose levels damage nerves and blood vessels, which can lead to complications such as heart disease, stroke, blindness, kidney disease, nerve problems, gum infections, and amputation.

Target Market

According to the NIDDK, 20.8 million people in the United States, or seven percent of the US population, have diabetes. Of those, 14.6 million are diagnosed, and all but 200,000 are at least 20 years old. The NIDDK estimates that in 2005 1.5 million new cases of diabetes were diagnosed in the United States in people aged 20 years or older. Among adults with diagnosed diabetes, 57 percent take oral medication only, and 12 percent take both insulin and oral medication, according to the 2001-2003 National Health Interview Survey of the Centers for Disease Control and Prevention. In 2006, the metformin market in the United States was approximately $1.4 billion in retail sales.

GLUMETZA Collaboration and Licensing Arrangements

King Pharmaceuticals.   In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which we granted King the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King is required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of GLUMETZA, King receives a promotion fee equal to fifty percent of gross margin, which is defined in the agreement as sales of GLUMETZA, net of returns, discounts, rebates and chargebacks, minus cost of goods sold and certain adjustments (including the one percent royalty due to Biovail with respect to the 500mg GLUMETZA tablet). We share out-of-pocket marketing expenses with King at an agreed-upon ratio, in which Depomed’s share is lower than King’s.

We have the right under the contract to promote GLUMETZA to physicians to whom King does not make detail calls, or does not make detail calls with sufficient regularity. Incremental sales generated by physicians called upon by us, over a baseline established prior to our promotion, are excluded from net sales for purposes of calculating the promotion fee payable to King.

The 1000mg formulation of GLUMETZA to which we have rights to in the United States from Biovail will also be subject to the agreement, if that formulation is approved for marketing. The term of the promotion agreement with King is five years, with additional one year renewal periods if agreed upon by the parties. In September 2006, we launched the 500mg GLUMETZA in the United States.

The agreement provided for a six-month option in favor of King to negotiate with us the terms of an exclusive license in the United States to our AcuForm drug delivery technology in combination with metformin hydrochloride and any other active pharmaceutical ingredient. King did not exercise that option and the option expired in December 2006.

Biovail.   We licensed US and Canadian rights to GLUMETZA to Biovail in 2002. We received a $25 million license fee payment from Biovail under our original license agreement following FDA approval of GLUMETZA. In December 2005, we and Biovail entered into an Amended and Restated License Agreement relating to GLUMETZA. The Amended and Restated License Agreement supersedes our April 27, 2004 Amended License and Development Agreement with Biovail.

Pursuant to the Amended and Restated License Agreement, Biovail has an exclusive license in Canada to manufacture and market the 500mg GLUMETZA, and we receive royalties of six percent of Canadian net sales of the 500mg GLUMETZA. We will also receive payments from Biovail equal to one percent of Canadian net sales of the 1000mg GLUMETZA if that formulation is approved and marketed in Canada. The royalty payable by Biovail on net sales of the 500mg GLUMETZA may be increased to ten percent if regulatory approval in the United States of the 1000mg new formulation of GLUMETZA is not obtained by June 30, 2007, provided that we have complied with our obligations related to obtaining such regulatory approval.

In December 2005, we also entered into a Manufacturing Transfer Agreement and a Supply Agreement with Biovail related to the 1000mg GLUMETZA with Biovail. Under those agreements, we received an exclusive license to market the 1000mg GLUMETZA in the United States, and an exclusive license to the “GLUMETZA” trademark in the United States for the purpose of marketing GLUMETZA. We will purchase 1000mg GLUMETZA exclusively from Biovail under the Supply Agreement, subject to back-up manufacturing rights in our favor. If we exercise our back-up manufacturing rights, compensation to Biovail will change from a supply-based arrangement to royalties of six percent of net sales of the 1000mg GLUMETZA in the United States (or, if less, thirty percent of royalties and other similar payments from our licensees) under the Manufacturing Transfer Agreement. Also, we will pay Biovail royalties of one percent of net sales of the 500mg GLUMETZA in the United States (or, if less, five percent of royalties and other similar payments from our licensees). The Supply Agreement also includes provisions for the continued development of the 1000mg GLUMETZA in the event that the FDA does not approve the sNDA covering the 1000mg GLUMETZA.

LG Life Sciences.   In August 2004, we entered into a license and distribution agreement granting LG Life Sciences an exclusive license to the 500mg GLUMETZA in the Republic of Korea. LG Life Sciences launched the product, known as Novamet GR, in Korea in 2006.

We received a $600,000 upfront license fee from LG in connection with entering into the agreement. In November 2006, we amended the agreement to provide for a $500,000 milestone payment from LG with respect to LG’s approval to market GLUMETZA in the Republic of Korea, rather than a $700,000 payment, as reflected in the original agreement. We received the $500,000 payment in November 2006, net of applicable Korean withholding taxes, and commenced negotiations to further amend the agreement to formally grant LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and to remove the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by the Company to LG. In January 2007, we completed our negotiations with LG, and entered into an amended license agreement implementing the provisions.

ProQuin® XR

General

ProQuin XR is a once-daily formulation of the antibiotic ciprofloxacin for uncomplicated urinary tract infections. We developed ProQuin XR, and the FDA approved it for marketing in the United States in May 2005. Esprit Pharma licensed marketing rights to ProQuin XR in the United States in July 2005, and launched the product in the United States in November 2005.

Our issued US patents covering ProQuin XR expire between 2016 and 2020. We have additional US patent applications covering ProQuin XR pending.

Uncomplicated Urinary Tract Infection

A urinary tract infection, or UTI, is an infection in the urinary bladder. An uncomplicated UTI is a UTI that does not spread from the bladder to the kidney or the prostate. Common symptoms associated with UTIs include a frequent urge to urinate and a painful, burning feeling in the area of the bladder or urethra during urination, and an overall ill-feeling of malaise.

Uncomplicated UTIs are very common in women between 20 and 50. The NIDDK reports that infections of the urinary tract are the second most common type of infection in the body, account for approximately 8.3 million doctor visits each year, with one woman in five developing a UTI during her lifetime. According to the NIDDK, nearly 20% of women who experience a UTI will experience another. 30% of women who experience a second UTI will have a third UTI, and 80% of women who have at least three UTIs, or approximately one woman in one hundred, will have recurrences.

Target Market

Ciprofloxacin is a member of the family of drug compounds known as quinolones, which also includes levaquin. In 2006, there were approximately 8 million prescriptions for quinolones filled in the United States.

ProQuin XR Collaboration and Licensing Arrangements

Esprit Pharma.   In July 2005, we entered into an exclusive license and marketing agreement with Esprit Pharma, Inc. pursuant to which we granted Esprit exclusive US marketing and distribution rights to ProQuin XR. The agreement obligates Esprit to pay us $50 million in license fees, of which $40 million has been paid. The remaining $10 million is due in July 2007. The agreement also provides for royalty payments to us of 15 percent to 25 percent of ProQuin XR net sales, based on escalating net sales, subject to minimum royalty obligations of $4.6 million in 2006, $5.0 million in 2007 and in subsequent years remains at $5.0 million, subject to annual increases in the consumer price index beginning in 2008. We also have a supply agreement with Esprit under which we provide Esprit with commercial quantities of ProQuin XR.

In July 2006, we amended the license agreement with Esprit to, among other matters, extend to December 2006 the due date on the $10 million license fee payment to Depomed that had been due in July 2006, to credit royalties paid to us for sales made in the fourth quarter of 2005 of ProQuin XR against Esprit’s $4.6 million minimum royalty obligation in 2006, and to establish a joint marketing team to periodically review and discuss all aspects of the commercialization of ProQuin XR.

Also in July 2006, we entered into a co-promotion agreement with Esprit in which we obtained co-promotion rights to market ProQuin XR. Under the terms of the co-promotion agreement, we have the right, but not the obligation, to promote ProQuin XR in the United States to up to 40,000 physicians, other than urologists and obstetricians/gynecologists, not called upon by Esprit. The agreement permits us to co-promote ProQuin XR directly or through third parties agreed upon by Esprit. If we exercise our co-promotion rights, we will receive a co-promotion fee of 18% on net sales generated by physicians called upon by us. The co-promotion agreement has a four-year term.

In December 2006, we delivered a notice to Esprit regarding alleged breaches by Esprit of the license agreement. The alleged breaches related to Esprit’s failure to make a $10 million license fee payment due to the Company in December 2006, and to use commercially reasonable efforts to market ProQuin XR. In connection with the notice, we filed a demand for binding arbitration. Subsequent to the delivery of the notice and demand for arbitration, Esprit paid us the $10 million license fee payment in December 2006 and we withdrew without prejudice the notice and demand for arbitration. We also agreed to commence, in January 2007, discussions with Esprit toward a mutually agreeable, long-term restructuring of the license agreement. Those discussions began in January 2007 and are continuing. The agreement will remain in effect unless and until we and Esprit agree to any modifications to it.

Madaus.   In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. In March 2006, Madaus filed a Marketing Authorization Application for ProQuin XR with the Medical Products Agency in Sweden, which is pending.

PRODUCT CANDIDATES

Gabapentin GR for Neuropathic Pain

General

Gabapentin GR is our internally developed, extended release formulation of the compound gabapentin. Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the trade name Neurontin. It is also marketed by a number of other companies as a generic, immediate release drug.

Postherpetic Neuralgia.   Postherpetic neuralgia, or PHN, is a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. There are an estimated 600,000 to one million cases of shingles each year, according to the Centers for Disease Control and Prevention. The incidence of PHN increases in elderly shingles patients, in whom the incidence of PHN in shingles patients 50 to 69 years old is 50 percent and increases to 75 percent in patients over 70 years old, according to WWMR, Inc., a pharmaceutical market research firm. Pain associated with PHN reportedly can be so severe that patients are unable to resume normal activities for months. Since there is no cure for PHN, treatments are focused on relieving pain.

Diabetic Peripheral Neuropathy.   Diabetic peripheral neuropathy, or DPN, is a peripheral nerve disorder caused by diabetes. Approximately 60 to 70 percent of the more than 20 million diabetics in the United States have mild to severe forms of nervous system damage, according to the National Institutes of Health. After a period of inadequate glycemic control, nerve damage may occur and may lead to a number of health problems, including indigestion, diarrhea or constipation, dizziness, bladder infections and impotence. DPN is often associated with numbness, pain, or tingling in the feet or legs and may lead to weakness in the muscles of the feet. Current treatment approaches for DPN involve providing options for pain relief and implementing glycemic control measures, including diet, exercise and medication, to prevent further tissue damage by bringing blood sugar levels under control.

Target Market

Approximately 2.6 million people are estimated to have suffered from moderate to severe neuropathic pain in 2004. The overall neuropathic pain market is expected to reach $3.5 billion in 2014, with an expected patient population of over three million, according to WWMR, Inc., a pharmaceutical market research firm.

Clinical Program

Phase 2 Postherpetic Neuralgia Study.   We conducted a randomized, double-blind, placebo-controlled Phase 2 trial of 158 PHN patients. We reported the results of the study in January 2006. Patients were randomized into three treatment groups for four weeks of treatment:  placebo, an 1800mg total daily dose of Gabapentin GR given once daily, and an 1800mg total daily dose of Gabapentin GR given twice daily. The primary objective of the study was to assess the relative efficacy of Gabapentin GR once-daily, twice-daily, and placebo in reducing PHN patients’ average daily pain scores from baseline to the end of a four-week treatment period on the basis of the Likert pain scale, and 11-point numerical rating scale used to assess pain intensity. Secondary objectives included assessments of changes from baseline in sleep interference, and additional patient and clinician assessments of pain.

Reductions in average daily pain scores were statistically significant with twice-daily Gabapentin GR from week two to the end of treatment based on the Likert pain scale. Clinically significant improvements in the score were observed with mean change from baseline to study end of -2.24 compared to -1.29 for placebo (p= 0.014). The secondary endpoint of sleep interference was also statistically significantly different, with sleep interference scores reduced by -2.28 with Gabapentin GR compared to -1.16 with placebo (p=0.006).

For once-daily Gabapentin GR, there was an improvement in pain that did not reach statistical significance, with a reduction in mean daily pain score of -1.93 with Gabapentin GR compared to -1.29 with placebo (p= 0.089). Sleep Interference Scores were reduced by -1.94 compared to -1.16 with placebo (p=0.048).

There were no serious adverse events associated with Gabapentin GR. The most common side effects observed were dizziness (22% in the once-daily arm, 11% in the twice-daily arm, and 10% in the placebo arm), and somnolence (9% in the once-daily arm, 8% in the twice-daily arm, and 8% in the placebo arm).

Phase 3 Postherpetic Neuralgia Study.   In May 2006, we initiated a Phase 3 clinical trial for Gabapentin GR for the treatment of PHN. The study is a randomized, double-blind, placebo-controlled study of approximately 400 PHN patients. The study was fully enrolled in early March 2007. Patients in the study are randomized into three treatment arms:  placebo, a total daily dose of 1800mg of Gabapentin GR dosed once daily, and a total daily dose of 1800mg of Gabapentin GR dosed twice daily.

The primary objective of the study is to assess the efficacy of Gabapentin GR in reducing the pain associated with PHN, measured from baseline pain scores to the end of a ten-week treatment period on the basis of the Likert pain scale. Secondary objectives include an assessment of changes from baseline in sleep interference, and additional patient and clinician assessments of pain and quality of life.

We expect to report the results of the study in mid-2007. If the results of the study are positive, we expect to file an NDA for Gabapentin GR for PHN in the fourth quarter of 2007.

Phase 2 Diabetic Peripheral Neuropathy Study.   In December 2006, we reported results of a Phase 2 randomized, double-blind, placebo-controlled study of Gabapentin GR that involved 147 patients with diabetic peripheral neuropathy. Patients in the study were randomized into one of three treatment groups:  placebo, 3000mg of Gabapentin GR dosed once daily, or 3000mg of Gabapentin GR dosed twice daily. The primary objective of the study was to assess the efficacy of Gabapentin GR in treating the pain associated with DPN, as measured by the Likert pain scale. Secondary objectives include an assessment of changes from baseline in sleep interference, and additional patient and clinician assessments of pain and quality of life.

Reductions in average daily pain scores from baseline to the end of treatment based on the Likert pain scale were statistically significant with once-daily Gabapentin GR. Clinically significant improvements in the pain score were observed with a mean change from baseline to study end of -2.45 compared to -1.26 for placebo (p= 0.002). Although not statistically significantly different for twice-daily Gabapentin GR, there was pain improvement with a reduction in mean daily pain score of -1.75 with Gabapentin GR compared to -1.26 with placebo (p= 0.190).

The assessment of “responders”, defined as patients with at least a 50 percent reduction in pain at endpoint compared to baseline, showed that both Gabapentin GR arms reached statistical significance. The proportion of responders was 35 percent for once-daily Gabapentin GR (p= 0.001), 26 percent for twice-daily Gabapentin GR (p= 0.015) and 8 percent for placebo.

Sleep interference decreased with both once and twice-daily Gabapentin GR, with once-daily Gabapentin GR reaching statistical significance. In the once-daily arm, Sleep Interference Scores were reduced by -2.70 compared to -1.65 with placebo (p=0.01).

There were no serious adverse events associated with Gabapentin GR in the trial. The most common side effects observed were dizziness and somnolence, which are commonly associated with gabapentin. The reported incidences were 17.0 percent and 12.8 percent for dizziness and somnolence respectively for once-daily Gabapentin GR and 12.2 percent and 4.1 percent, respectively for twice-daily Gabapentin GR.

Gabapentin GR for Menopausal Hot Flashes

General

We plan to use our existing Gabapentin GR formulation to study its safety and efficacy in the treatment of hot flashes associated with menopause. We have an exclusive sublicense from PharmaNova, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of menopausal hot flashes. We believe that Gabapentin GR is an excellent non-hormonal product candidate for this indication, because numerous academic studies have demonstrated that gabapentin may be effective in treating hot flashes, and gabapentin has a long history of use in other indications.

The patent we have sublicensed expires in 2020.

Hot Flashes

A hot flash is a sudden flushing and sensation of heat caused by dilation of skin capillaries. Hot flashes are normally associated with menopausal endocrine imbalance. The occurrence and frequency of hot flashes are unpredictable. Symptoms often associated with hot flashes include sweating, irritatability and frustration.

Hot flashes can begin early in menopause and are most common during the first few years after menopause begins. There are over 40 million postmenopausal women more than 55 years old and about 2 million women enter menopause every year in the United States. Approximately 80% of those women suffer from hot flashes.

Current Treatments; Target Market

Currently, the leading prescription drug product for the treatment of hot flashes associated with menopause is hormone replacement therapy, or HRT, which involves the administration of hormone estrogen, either alone or in combination with the hormone progestin. In 2001, the HRT market represented more than $2 billion and in excess of 90 million prescriptions. In 2003, the Women’s Health Initiative released the results of a clinical study that revealed an increased risk of blood clots, stroke, and breast cancer associated with HRT. Subsequently, in 2003, the HRT market decreased by more than $850 million and 34 million prescriptions relative to 2001. HRT prescriptions declined to 44 million prescriptions in 2006.

Existing non-hormonal pharmaceutical alternatives to HRT for the treatment of hot flashes include off-label administration of anti-depressants. There is also a considerable market for dietary and herbal supplements for the treatment of hot flashes, although we are not aware of any clinical study demonstrating the safety and efficacy of any such treatment.

Clinical Program

We participated in a pre-IND meeting with the FDA in February 2007 to discuss our proposed clinical program for Gabapentin GR for the treatment of menopausal hot flashes. Based on input we received from the FDA at that meeting, we have submitted to the FDA an IND for a Phase 2 study of Gabapentin GR for the treatment of menopausal hot flashes. If the FDA does not raise an objection to the IND application, we expect to commence a Phase 2 study assessing the safety and efficacy of Gabapentin GR for the treatment of menopausal hot flashes in the second quarter of 2007.

PharmaNova License Arrangement

In October 2006, we entered into a sublicense agreement with PharmaNova, Inc. Pursuant to the agreement, PharmaNova has granted us an exclusive sublicense, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of hot flashes associated with menopause.

We paid PharmaNova an upfront license fee of $500,000 upon signing of the agreement and are required to pay PharmaNova an additional $500,000 upon dosing of the first patient in any Phase 3 trial for the product, $1,000,000 upon submission to the FDA of a New Drug Application, or NDA, for the product, and $2,000,000 upon FDA approval of an NDA. The agreement provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. We are also required to pay PharmaNova consultancy fees of $300,000 over approximately ten months beginning in November 2006.

Gastroesophageal Reflux Disease Program

General

Gastroesophageal reflux disease, or GERD, is a disorder of the digestive system caused by the failure of the lower esophageal sphincter muscle, or LES, to close properly, which permits stomach contents to leak back into the esophagus. When stomach contents pass through the LES into the esophagus, stomach acid causes the burning sensation in the chest or throat known as heartburn. Heartburn that occurs more than twice a week may be GERD. Other symptoms of GERD can include acid indigestion, bad breath, chest pain, hoarseness in the morning, and trouble swallowing. According to the NIDDK, 20% of the US population suffers from GERD.

GERD Treatments; Target Market

Treatments for GERD include:  antacids designed to neutralize stomach acid, such as Alka-Seltzer, Mylanta and Rolaids, among others; foaming agents, such as Gaviscon, that cover stomach contents with foam in order to prevent reflux; H2 blockers, such as cimetidine (Tagamet HB), famotidine (Pepcid AC) and ranitidine (Zantac), among others; proton pump inhibitors, or PPIs, such as omeprazole (Prilosec), lansoprazole (Prevacid), and esomperzole (Nexium), among others; and drugs known as prokinetics that are designed to strengthen the LES and accelerate stomach emptying. GERD treatments are often taken in combination.

The US market for GERD treatment was in excess of $13 billion in 2006, according to IMS Health, Inc., a pharmaceutical market research firm.

Clinical Program

In 2006, we conducted a Phase 1 GERD study designed to provide us with insight into our formulation strategy for our GERD program. We are now conducting Phase 2a proof-of-concept GERD studies designed to assess the safety and efficacy of the active compound in our formulation. We expect to complete these studies in the second quarter of 2007. Depending on those results, and interest in the project from potential collaborative partners, we may proceed with a Phase 2 GERD study.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

New River.   In June 2005, we entered into a development and license agreement with New River Pharmaceuticals Inc. to develop through the feasibility phase up to three proprietary New River compounds in combination with our AcuForm technology. Pursuant to the agreement, New River will fund research and development under the agreement, and New River may acquire worldwide rights to use our AcuForm technology in the product candidates for agreed-upon milestone payments and royalties. New River has proposed three product candidates for development, though we are awaiting further information from New River related to the proposed product candidates. The acquisition of New River by Shire Pharmaceuticals, Inc. is pending. We do not know whether the acquisition may impact our arrangement with New River.

Supernus.   In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging our AcuForm drug delivery technology. The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate.

Patheon.   In August 2006, we entered into a collaboration agreement with Patheon, Inc., or Patheon, related to our proprietary AcuForm drug delivery technology. Under the agreement, we have granted Patheon access to our AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon’s clients and collaborative partners. A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with our own internal programs. Patheon will assume primary responsibility for initial feasibility work with technical assistance from us. For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties.

Biovail.   In February 2007, we entered into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Pursuant to the agreement, Biovail paid us an upfront fee of $500,000 in February 2007, and is contingently obligated to pay us additional fees related to the exercise of the license option, the initiation of the first Phase 3 trial for each product and upon receipt of U.S. regulatory approval for each product.  The agreement also stipulates that Biovail make royalty payments to us on net commercial sales of any product developed under the agreement.

Also in February 2007, we amended our stock purchase agreement with Biovail, which was originally entered into in May 2002. The amended stock purchase agreement removed Biovail’s observer rights on the Company’s board of directors and removed the right of first negotiation in favor of Biovail with respect to any acquisition transactions of the Company.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses were $26.9 million in 2006, $18.4 million in 2005, and $21.4 million in 2004.

OUR DRUG DELIVERY TECHNOLOGIES

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

The AcuForm technology’s design is based in part on principles of human gastric emptying and gastrointestinal transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger undigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed in the stomach and/or upper small intestine. The drug-containing polymeric tablets of the AcuForm technology are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets attain a size after ingestion sufficient to be retained in the stomach for multiple hours during the digestive process while delivering the drug content at a controlled rate. After drug delivery is complete, the polymeric tablet dissolves and becomes a watery gel, which is safely eliminated through the intestine sight unseen.

The following graphic demonstrates the operation of the AcuForm technology.

The AcuForm technology is designed to address certain limitations of drug delivery and to provide for orally-administered, conveniently-dosed, cost-effective drug therapy that provides continuous, controlled-delivery of a drug over a multi-hour period. We believe that the AcuForm technology can provide one or more of the following advantages over conventional methods of drug administration:

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

COMPETITION

GLUMETZA.   GLUMETZA competes against immediate release metformin, which is marketed primarily by generic manufacturers. GLUMETZA also competes against both branded and generic extended-release versions of metformin, such as Bristol-Myers Squibb’s Glucophage XR and Sciele Pharma’s Fortamet. Generic extended-release metformin manufacturers include Barr Pharmaceuticals, Inc., ANDRX Corporation, Mylan Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd., among others.

GLUMETZA also competes against oral type 2 diabetes medications other than metformin, such as Takeda’s Actos (pioglitazone hydrochloride), GlaxoSmithKline’s Avandia (risiglitazon), Pfizer’s Glucotrol (sulfonylurea) and Merck’s Januvia (sitagliptin), among others.

ProQuin XR.   ProQuin XR competes against Cipro XR, a once-daily ciprofloxacin product for the treatment of urinary tract infections that is marketed by Schering-Plough Corporation. ProQuin XR also competes against immediate release ciprofloxacin, which is marketed primarily by generic manufacturers. We believe that one or more generic versions of Cipro XR may enter the market in 2007, though we are not currently aware of any.

Gabapentin GR for Neuropathic Pain.   Gabapentin is currently marketed by Pfizer as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the United States and the European Union for the treatment of postherpetic neuralgia, diabetic neuropathy and partial seizures.

If approved, Gabapentin GR will compete against other neuropathic pain treatments, such as anti-depressants, other anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opiods. We are also aware of at least one company that is developing a prodrug of gabapentin for the neuropathic pain market. To our knowledge, we are the only company currently in clinical trials with a sustained release formulation of gabapentin for the United States market.

Gabapentin GR for Menopausal Hot Flashes.   If approved, Gabapentin GR for hot flashes will compete against HRT, such as Wyeth Pharmaceuticals’ Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label. Wyeth’s anti-depressant drug candidate, Prestiq, is in pre-registration for treatment of hot flashes. We are aware that Pfizer has non-exclusively licensed from the University of Rochester rights to develop a hot flash product containing pregablin under the same patent we have sublicensed exclusive rights to develop a menopausal hot flash product containing gabapentin. Accordingly, Pfizer may develop a competing hot flash product.

GERD.   Any GERD product we develop will compete against the antacids, foaming agents, H2 blockers, proton pump inhibitors and prokinetics described above under “GERD Treatments; Target Market”.

Drug Delivery Technologies.   Other companies that have oral drug delivery technologies competitive with the AcuForm technology include Bristol-Myers Squibb, IVAX Corporation (a subsidiary of Teva Pharmaceutical Industries, Ltd.), ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., Kos Pharmaceuticals, Inc., Intec Pharma and Alpharma, Inc., all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

General.   We believe that we compete favorably in the markets described above on the basis of the safety and efficacy of our products and product candidates, and, in some cases, on the basis of the price of our products. However, competition in pharmaceutical products and drug delivery technologies is intense, and we expect competition to increase. There may be other companies developing products competitive with ours of which we are unaware. Competing product or technologies developed in the future may prove superior to our products or technologies, either generally or in particular market segments. These developments could make our products or technologies noncompetitive or obsolete.

Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own products and drug delivery technologies.

PATENTS AND PROPRIETARY RIGHTS

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued patents, and have seventeen patent applications pending in the United States. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer initiated several lawsuits against companies marketing generic gabapentin products, claiming that these products infringe Pfizer’s patents. The results of this litigation could adversely impact the commercialization of any gabapentin product. Also, we are aware that patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

In January 2006, we filed a complaint against IVAX Corporation in federal court for infringement of two of our U.S. patents related to the AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet. Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will be successful in our litigation against IVAX.

MANUFACTURING

We have established internal manufacturing facilities that are in compliance with current good manufacturing practices, to manufacture supplies for our Phase 1 and Phase 2 clinical trials.

We are responsible for the supply and distribution of GLUMETZA. In 2006, we transferred the manufacturing of the 500mg GLUMETZA from Biovail to MOVA Pharmaceuticals, a subsidiary of Patheon, Inc. and our sole supplier of GLUMETZA 500mg tablets. In December 2006, we entered into a manufacturing agreement with MOVA Pharmaceuticals related to the 500mg GLUMETZA. Farmhispania, S.A. is a sole supplier to us for the active pharmaceutical ingredient in GLUMETZA. We obtain the active pharmaceutical ingredient to GLUMETZA on a purchase order basis only. If the new formulation of 1000mg GLUMETZA is approved, we will rely on Biovail as our sole supplier.

We are also responsible for supplying commercial quantities of ProQuin XR to Esprit, and we will be responsible for supplying bulk ProQuin XR tablets to Madaus upon any approval in Europe. For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier. Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to ProQuin XR, is also a sole supplier to us. We obtain the active pharmaceutical ingredient to ProQuin XR on a purchase order basis only.

We have obtained active pharmaceutical ingredient and Phase 3 clinical batches of Gabapentin GR from contract manufacturers on a purchase order basis. We currently have no long-term supply arrangement with respect to Gabapentin GR.

We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for Phase 3 clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the AcuForm technology may adversely affect our ability to deliver such products on a timely or competitive basis. The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our future revenue will suffer.

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

MARKETING AND SALES

In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company, with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. In 2006, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

In 2006, our commercial organization implemented distribution arrangements for GLUMETZA, developed and oversaw the launch of GLUMETZA in September 2006, and is involved in all aspects of the commercialization of GLUMETZA. Our sales and marketing personnel are also engaged in preparation for the potential launch of Gabapentin GR, and commercial and marketing assessments of existing and potential product candidates.

All marketing activities associated with GLUMETZA and ProQuin XR, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform with statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•       In Phase 1, we conduct clinical trials with a small number of subjects to determine a drug’s early safety profile and its pharmacokinetic pattern.

•       In Phase 2, we conduct limited clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

•       In Phase 3, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization.

The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. The FDA may also require additional clinical trials after approval, which are known as Phase 4 trials.

The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application, or NDA, for approval prior to commercialization. An NDA requires that our products are compliant with cGMP. Failure to achieve or maintain cGMP standards for products using the AcuForm technology would adversely impact their marketability. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the AcuForm technology would have a material adverse effect on the Company.

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

PRODUCT LIABILITY

Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2007 sales of our products, but:

•       we may be unable to obtain product liability insurance for future trials;

•       we may be unable to obtain product liability insurance for future products;

•       we may be unable to maintain product liability insurance on acceptable terms;

•       we may be unable to secure increased coverage as the commercialization of the AcuForm technology proceeds; or

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

EMPLOYEES

As of December 31, 2006, we had 105 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

ITEM 1A.        RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. We believe the following risks and uncertainties, along with the risks and uncertainties described elsewhere in this Form 10-K, including those described above under “BUSINESS—Competition,—Patents and Proprietary Rights,—Manufacturing,—Marketing and Sales,—Government Regulation,—Product Liability,—Employees” and under “MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” are the material risks and uncertainties we face at the present time. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing the Company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

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

We are responsible for the distribution of GLUMETZA, which is the first product that we have distributed ourselves. Although we have enhanced our in-house commercial operations and distribution capabilities in connection with the commercial launch of GLUMETZA, our internal resources remain limited. In addition, we have entered into distribution arrangements with third parties related to GLUMETZA, including Cardinal Health, AmeriSource Bergen and McKesson, and we will depend on them to ensure that GLUMETZA is widely available to support its commercial availability. To continue to support our commercialization effort related to GLUMETZA and any other product we choose to market and distribute, we must continue to enhance our internal commercial infrastructure, and continue to contract with capable third parties to assist us in our commercialization efforts. The development of that infrastructure will also require substantial resources, which may divert the attention of our management and key personnel. The efforts of third parties with whom we contract for distribution of our products may not be successful. Any failure on our part to successfully develop distribution capabilities could cause delays in product sales and incur increased costs.

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

We depend on Esprit Pharma for the successful commercialization of ProQuin XR in the United States.

Esprit has exclusive marketing rights to ProQuin XR in the United States. Esprit launched ProQuin XR in November 2005. In July 2006, we agreed to extend to December 2006 the due date on the $10 million license fee payment to Depomed that had been due in July 2006. In December 2006, we did not receive the license fee payment on its due date, and we initiated arbitration proceedings related to alleged breaches by Esprit of our license agreement with Esprit. Later in December 2006, Esprit paid us the $10 million license fee payment and we withdrew without prejudice the notice and demand for arbitration. We also agreed to commence, in January 2007, discussions with Esprit toward a mutually agreeable, long-term restructuring of the license agreement. Those discussions began in January 2007 and are continuing. The result of those discussions is uncertain, and we may not be able to negotiate mutually agreeable modifications to the license agreement.

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

If Esprit fails to successfully commercialize ProQuin XR, or to comply with its obligations under our license agreement, including its future license fee and minimum royalty obligations, our business, financial condition and results of operations may be materially and adversely affected.

We depend on our marketing partners for the successful commercialization of GLUMETZA in Canada and Korea, and of ProQuin XR in Europe.

We have licensed exclusive marketing rights to the 500mg GLUMETZA in Canada to Biovail, and in Korea to LG Life Sciences. Biovail launched the 500mg GLUMETZA in Canada in November 2005, and LG launched the 500mg GLUMETZA in Korea in 2006 under the trade name Novamet GR. We have also entered into a supply and distribution agreement with Madaus related to the commercialization of ProQuin XR in Europe. If Biovail or LG fails to successfully commercialize GLUMETZA in Canada, our business and future revenues may be adversely affected.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

We have completed enrollment of a Phase 3 clinical trial of Gabapentin GR for the treatment of postherpetic neuralgia, and we have completed a Phase 2 trial of Gabapentin GR for diabetic neuropathy. In 2007, we expect to initiate a clinical development program for Gabapentin GR for the treatment of hot flashes associated with menopause, and to advance the clinical development program of our gastroesophageal reflux disease product candidate. In addition, we expect to submit before the end of the first quarter of 2007 a supplemental NDA filing for the new 1000mg formulation of GLUMETZA for which we have an exclusive license in the United States. We have other product candidates in earlier stages of development. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, substantially all of our product candidates, other than the 1000mg formulation of GLUMETZA, use the AcuForm technology. If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We are expecting operating losses in the future.

To date, we have had limited revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the year ended December 31, 2006, we had total revenues of $9.6 million and for the years ended December 31, 2005 and 2004, we had total revenues of $4.4 million and $200,000, respectively. For the year ended December 31, 2006, we incurred net losses of $39.7 million and for the years ended December 31, 2005 and 2004, we incurred net losses of $24.5 million and $26.9 million, respectively. As we incur increasing expenses related to the commercialization of GLUMETZA, continue our research and development efforts, preclinical testing and clinical trial activities, and expand our sales and marketing organization, we anticipate that we will continue to incur substantial operating losses for at least the next year. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•       the degree of commercial success of GLUMETZA and ProQuin XR;

•       our collaborative partners’ compliance or non-compliance with their obligations under our agreements with them;

•       results of clinical trials for our product candidates;

•       regulatory actions;

•       results of litigation, including our pending litigation against IVAX Corporation;

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

•       adoption of new technologies by us or our competitors;

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

We may be unable to enter into future collaborative arrangements on acceptable terms, which would harm our ability to develop and commercialize our current and potential future products. Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and commercialize products using the AcuForm technology. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

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

Our licensed patent covering the use of gabapentin to treat hot flashes associated with menopause is a method-of-use patent, which increases the risk that prescriptions for gabapentin to treat hot flashes in menopausal women could be written for, or filled with, generic gabapentin.

We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause in women. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin. Accordingly, physicians could prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women rather than Gabapentin GR, or pharmacists could seek to fill prescriptions for Gabapentin GR with another manufacturer’s gabapentin. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

It is difficult to develop a successful product. If we do not develop a successful product we may be unable to raise additional funds.

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

•       our drug delivery technology has unintended or undesirable side effects; or

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

Any material delay or failure in the governmental approval process and/or the commercialization of our potential products would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed and our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals. These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of our ongoing Phase 3 clinical trial of Gabapentin GR, or the submission of the supplemental NDA covering the 1000mg formulation of GLUMETZA. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may be unable to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for our product candidates.

Our agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product candidates.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will be harmed.

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. Significant clinical trial delays would impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

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

We may be unable to compete successfully in the pharmaceutical product and drug delivery system industries.

Other companies that have oral drug delivery technologies competitive with the AcuForm technology include Bristol-Myers Squibb, IVAX Corporation (a subsidiary of TEVA Pharmaceutical Industries, Ltd.), ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., Kos Pharmaceuticals, Inc., Intec Pharma and Alpharma, Inc., all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

Gabapentin is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and at least seven companies have received approval to market generic versions of the immediate release product. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the U.S. and the European Union.

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

We are responsible for the supply and distribution of GLUMETZA, and MOVA Pharmaceuticals, a subsidiary of Patheon, Inc., is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with MOVA Pharmaceuticals in December 2006. We purchase the active ingredient for the 500mg GLUMETZA from Farmhispania, S.A., a sole supplier to us, on a purchase order basis. If the new formulation of 1000mg GLUMETZA is approved, we will rely on Biovail as our sole supplier. We will be unable to manufacture GLUMETZA in a timely manner if we are unable to obtain GLUMETZA 500mg tablets from our contract manufacturer or active pharmaceutical ingredient from suppliers, or GLUMETZA 1000mg tablets from Biovail.

We are also responsible for supplying commercial quantities of ProQuin XR to Esprit. For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier. Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to ProQuin XR, is also a sole supplier to us. We obtain the active pharmaceutical ingredient to ProQuin XR on a purchase order basis only. We will also be responsible for the manufacture of bulk ProQuin XR tablets to Madaus for the European market, if the product is approved for marketing in European jurisdictions. We intend to purchase ProQuin XR tablets from MOVA Pharmaceuticals for that purpose  If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or ProQuin XR tablets from our contract manufacturers, we may be unable to manufacture ProQuin XR in a timely manner, if at all.

Although we have obtained clinical batches of Gabapentin GR from a contract manufacturer, we currently have no long-term supply arrangement with respect to Gabapentin GR. Any failure to obtain clinical supplies of Gabapentin GR could adversely affect our Gabapentin clinical development programs.

We could become subject to product liability litigation and may not have adequate insurance to cover product liability claims.

Our business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2007 sales of our products, but:

•       we may be unable to obtain product liability insurance for future trials;

•       we may be unable to obtain product liability insurance for future products;

•       we may be unable to maintain product liability insurance on acceptable terms;

•       we may be unable to secure increased coverage as the commercialization of the AcuForm technology proceeds; or

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

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost effective and non-disruptive manner.

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

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.

We have adopted a shareholder rights plan, commonly known as a “poison pill”. The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in and may in the future result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Moreover, we may be unable to comply with these new rules and regulations on a timely basis.

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

If we sell shares of our common stock under our equity line of credit arrangement or in other future financings, existing common shareholders will experience immediate dilution and, as a result, our stock price may go down.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common shareholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., pursuant to which we may sell shares of common stock at a discount to the prevailing market price ranging from 3.775% to 6.375%, excluding an additional placement agent fee of 1.125% payable by us on the gross offering proceeds. In addition, as other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We currently lease approximately 55,000 square feet of laboratory and office facilities in Menlo Park, California. The lease terms are through June 2009 with options to extend the lease terms for an additional five years. We expect that these facilities will accommodate our growth for the next one to two years.

ITEM 3.                LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights. In January 2006, Depomed filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which are owned by Depomed. The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet. In April 2006, IVAX filed an answer and counterclaim, in which it alleged that the patents in suit are not infringed by IVAX and are invalid and unenforceable. In December 2006, the court issued an order construing certain of the claim terms appearing in the patents. Discovery in the case is ongoing, and the court has not yet set a deadline for the close of discovery.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Our executive and other officers of the company and their ages as of December 31, 2006 are as follows:

Name	Age	Position
Executive Officers
John W. Fara, Ph.D.	64	Chairman, President and Chief Executive Officer
Carl A. Pelzel	56	Executive Vice President and Chief Operating Officer
John F. Hamilton	62	Vice President, Finance and Chief Financial Officer
John N. Shell	53	Vice President, Operations
Matthew M. Gosling	36	Vice President and General Counsel
Other Officers
Jeff P. Miller	54	Vice President, Regulatory and Quality Assurance
Thadd M. Vargas	41	Vice President, Business Development

John W. Fara, Ph.D. has served as a director of the company since November 1995 and as its President and Chief Executive Officer since December 1996. In April 2000, he became Chairman of the Board of Directors of the company succeeding Dr. John W. Shell, the founder of the company. From February 1990 to June 1996 Dr. Fara was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to February 1990 he was President of Prototek, Inc., a biotechnology company. Prior to Prototek, he was Director of Biomedical Research and then Vice President of Business Development during ten years with ALZA. Dr. Fara received a B.S. degree from the University of Wisconsin and a Ph.D. degree from the University of California, Los Angeles. He is also a member of the board of directors of AVI BioPharma, Inc. and Iomed, Inc., both of which are publicly held companies.

Carl A. Pelzel joined Depomed in June 2005 as Vice President, Marketing and Commercial Development; he was appointed to the position of Executive Vice President and Chief Operating Officer in September 2005. Before joining Depomed, Mr. Pelzel was Senior Vice President, Global Commercial Operations at Chiron Corporation from June 2003 to September 2004. Prior to joining Chiron, Mr. Pelzel was President and Chief Executive Officer of Invenux Inc., a privately-held biopharmaceutical company from March 2001 to November 2002. Mr. Pelzel also spent 11 years with GlaxoSmithKline in senior-level sales, marketing and international operational positions, including Country Manager of Hong Kong and China. He spent 13 years with American Home Products, focused primarily on their antibiotics business. During his career, he directed the launch of five major pharmaceutical products, many on a global basis. Mr. Pelzel has a B.A. degree from Hartwick College of Oneonta, New York.

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

Matthew M. Gosling has served as Vice President and General Counsel since June 2006. Before joining Depomed, Mr. Gosling was a partner at Heller Ehrman LLP, a national law firm, where he served a nine-year tenure as a corporate transactional attorney. Mr. Gosling received his law degree from the University of Chicago and holds a B.A. degree from Trinity University, San Antonio.

Jeff P. Miller has served as Vice President of Regulatory Affairs and Quality Assurance for Depomed since November, 2005. Before joining Depomed, he was Vice President, Regulatory Affairs and Quality for the Drug Development Division of ICON (formerly, GloboMax), a worldwide clinical and regulatory consulting firm. From 2001 to 2003, Mr. Miller was Executive Director, Regulatory Affairs and Compliance for DURECT Corporation, a drug delivery technology company. His career also includes several senior level positions at biotechnology companies, including Clingenix/Research Services Inc., from 1999 to 2001, CV Therapeutics, Inc., from 1997 to 1999 and, from 1993 to 1997, Matrix Pharmaceutical, Inc. Earlier in his career, Mr. Miller spent 17 years at Syntex Research, Inc. in basic research and Human Pharmaceutical Regulatory Affairs and Compliance. Mr. Miller holds a B.A. degree in Biological Sciences from the University of California, Santa Barbara.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades the Nasdaq Global Market (Nasdaq) under the symbol “DEPO”. The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the Nasdaq from January 1, 2005 to December 31, 2006.

	High	Low
2005
First Quarter	$5.65	$3.77
Second Quarter	$4.75	$3.13
Third Quarter	$6.83	$4.32
Fourth Quarter	$6.85	$4.58
2006
First Quarter	$7.19	$5.57
Second Quarter	$6.99	$5.65
Third Quarter	$6.08	$3.75
Fourth Quarter	$4.82	$2.74

On March 6, 2007, the closing price of our common stock was $3.35. As of March 6, 2007, there were approximately 70 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Price Performance Graph

The following graph compares total shareholder returns of Depomed for the past five years to two indices: the Nasdaq Center for Research in Security Prices Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Biotechnology Index. The total return for Depomed’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Depomed’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Depomed, Inc., the Nasdaq Composite Index
and the NASDAQ Biotechnology Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.                SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Total revenues	$9,551,218	$4,405,329	$202,569	$981,990	$1,661,186
Total costs and expenses	51,158,680	30,916,856	26,537,341	30,380,445	30,088,624
Loss from operations	(41,607,462)	(26,511,527)	(26,334,772)	(29,398,455)	(28,427,438)
Equity in loss of joint venture	—	—	—	(5,359)	(2,435,667)
Gain from Bristol-Myers Squibb legal settlement	—	—	—	—	18,000,000
Gain from extinguishment of debt	—	1,058,935	—	—	—
Net loss before income taxes	(39,576,788)	(24,467,272)	(26,774,637)	(30,015,098)	(13,494,565)
Provision for income taxes	(82,500)	—	(99,000)	—	—
Net loss (1)	(39,659,288)	(24,467,272)	(26,873,637)	(30,015,098)	(13,494,565)
Deemed dividend on preferred stock	(665,258)	(842,202)	—	—	—
Net loss applicable to common stock shareholders (1)	(40,324,546)	(25,309,474)	(26,873,637)	(30,015,098)	(13,494,565)
Basic and diluted net loss per share applicable to common stock shareholders (1)	$(0.97)	$(0.64)	$(0.78)	$(1.23)	$(0.92)
Shares used in computing basic and diluted net loss per share	41,517,661	39,821,182	34,628,825	24,458,259	14,642,745

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$33,557,373	$59,073,065	$18,104,839	$44,255,260	$20,217,973
Total assets	52,617,184	66,414,076	22,868,583	47,692,649	23,179,277
Deferred revenue, non-current portion	57,483,045	51,421,263	493,750	—	—
Long-term obligations, non-current portion	—	—	10,280,591	9,497,845	9,003,937
Series A convertible preferred stock	12,015,000	12,015,000	12,015,000	12,015,000	12,015,000
Accumulated deficit	(184,111,185)	(144,451,897)	(119,984,625)	(93,110,988)	(63,095,890)
Total shareholders’ (deficit) equity	(27,288,460)	6,760,999	8,403,298	34,576,154	(6,413,866)

(1)           Net loss, net loss applicable to common stock shareholders and net loss per share in 2002 include a $18.0 million gain related to the settlement of the patent infringement lawsuit we filed against Bristol-Myers Squibb.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. We have developed two commercial products. GLUMETZA™ (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we jointly commercialize in the United States with King Pharmaceuticals, Inc. ProQuin XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that Esprit Pharma, Inc. markets in the United States.

We have a three-pronged approach to product development designed to optimize the use and value of our drug delivery technologies, while managing the costs and risks associated with developing and commercializing pharmaceutical products. We develop products for our own account that are designed to compete in large growing markets and that can be highly differentiated from immediate release versions of the compounds upon which they are based. Second, we selectively enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner’s compound, resulting in significantly greater value for Depomed than a traditional fee-for-service arrangement. Third, we enter into arrangements that enable our technology to be applied by other companies to a greater number of compounds than our infrastructure can support, so as to derive additional value from our technology. We plan to commercialize our proprietary products, relying on partners to cover the large primary care audiences, while maintaining co-promotion and distribution rights in order to be in a position to create our own sales force when appropriate, thereby increasing the value to us of our products, and our control over them.

Our most advanced product candidate is Gabapentin GR™, an extended release form of gabapentin we are developing. With respect to Gabapentin GR, we have completed enrollment of a Phase 3 clinical trial for the treatment of postherpetic neuralgia, completed and announced positive results of a Phase 2 clinical trial for the treatment of diabetic peripheral neuropathy, and submitted an investigational new drug application for a Phase 2 clinical trial for the treatment of menopausal hot flashes. We have other product candidates in earlier stages of development, including a treatment for gastroesophageal reflux disease.

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

The GLUMETZA product that we sell to wholesalers and retail pharmacies is subject to rights of return up to twelve months after product expiration. Given the limited sales history of GLUMETZA, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data, information obtained from certain wholesalers with respect to inventory levels and out-movement and retail pharmacy re-stocking activity. GLUMETZA was launched in September 2006 and accordingly, the Company has not had significant history estimating the number of patient prescriptions dispensed. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. As a result of this policy, we recognized $526,000 in GLUMETZA product revenue in 2006, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks. We have a deferred revenue balance of $4.8 million at December 31, 2006 for GLUMETZA product shipments, net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks. In addition, the costs of manufacturing GLUMETZA associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

In the fourth quarter of 2006, we commenced a patient support program for GLUMETZA which has two components. Patients who participate in the GLUMETZA loyalty card program receive discounts of up to $20 off their required co-pay for a GLUMETZA prescription. In addition to the loyalty card program, a separate voucher program provides patients with a supply of 35 tablets at no cost to the patient when the voucher is redeemed at a pharmacy. Our costs associated with actual patient support program discounts redeemed are recorded as a reduction of revenue and were minimal in 2006. We have made estimates of our costs associated with loyalty cards and vouchers that have been dispensed to patients and yet to be redeemed in 2006, and have included these estimates as a reduction to deferred revenue.

Product sales revenue related to our supply agreement with Esprit for ProQuin XR is recognized after the expiration of a 30-day period in which Esprit may reject product that does not meet agreed-upon specifications.

Royalties are recognized as earned in accordance with applicable contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. We recognize royalties under our agreement with Esprit based on Esprit’s sales, net of any estimated returns, discounts, rebates and chargebacks.

Royalties received under our agreement with Esprit that are greater than the minimum royalty due are recognized based on Esprit’s sales, net of any estimated returns, discounts, rebates and chargebacks. Total royalty revenue recognized by the Company through December 31, 2006 was equal to Esprit’s 2006 minimum royalty obligation. Royalties received under our agreement with Biovail related to the marketing of GLUMETZA in Canada are recognized when the royalty payments are received as the amounts are not estimable. Royalty payments received in excess of amounts earned are classified as royalty advances until earned.

Collaborative revenue recognized relates to services rendered in connection with collaborative arrangements and the achievement of milestones under such arrangements. Revenue related to collaborative agreements with corporate partners is recognized as the expenses are incurred under each contract. We are required to perform services as specified in each respective agreement on a best or commercially reasonable efforts basis, and we are reimbursed based on the costs incurred on each specific contract. Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

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

Research and Development Expense and Accruals

Research and development expenses include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations. Our expense accruals for clinical trials are based on estimates of the services received from clinical trial centers and clinical research organizations. If possible, we obtain information regarding unbilled services directly from service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overstimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred.

Stock-Based Compensation

As of January 1, 2006, we began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS123(R)), using the modified prospective transition method. We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. For our volatility assumption, we use the historical volatility of our common stock over the expected term of the options. We have concluded that our historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and therefore, as of January 1, 2006, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107 (SAB 107). As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. FAS 123(R) requires that employee and director stock-based compensation costs be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Stock-based compensation expense recognized under FAS 123(R) in the consolidated statements of operations for the year ended December 31, 2006 related to stock options and the ESPP was $2,572,000, which consisted of  $976,000 in research and development expense, $1,584,000 in selling, general and administrative expense and $12,000 in cost of sales. As a result of adopting FAS 123(R), our net loss for the year ended December 31, 2006 was $2,342,000 higher than if we continued to account for stock-based compensation under APB 25 as we did in comparable prior year periods. Accordingly, basic and diluted net loss applicable to common stock shareholders per share for the year ended December 31, 2006 was $0.06 higher than if we continued to account for stock-based compensation under APB 25. The implementation of FAS 123(R) did not have an impact on our cash flows for the year ended December 31, 2006.

Prior to January 1, 2006, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method under APB No. 25. Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. In accordance with the provisions of FAS 123(R), we eliminated the balance of the deferred compensation calculated under APB No. 25 to the common stock account on January 1, 2006. For the years ended December 31, 2005 and 2004 we recognized approximately $386,000 and $258,000, respectively, of stock-based compensation expense for employees under APB No. 25.

FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma information required under FAS 123 included forfeitures as they occurred.

RESULTS OF OPERATIONS

Revenues

Total revenues are summarized in the following table:

	2006	2005	2004
Product sales:
ProQuin XR	$1,265,000	$930,000	$—
GLUMETZA	526,000	—	—
Total product sales	1,791,000	930,000	—
Royalties:
ProQuin XR	3,931,000	669,000	—
GLUMETZA	109,000	—	—
Total royalties	4,040,000	669,000	—
License revenue:
ProQuin XR	2,068,000	424,000	—
GLUMETZA	1,542,000	151,000	31,000
Total license revenue	3,610,000	575,000	31,000
Collaborative revenue	110,000	2,231,000	172,000
Total revenues	$9,551,000	$4,405,000	$203,000

Product sales

We began selling GLUMETZA in September 2006 to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. Given the limited sales history of GLUMETZA and return privileges, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. We defer recognition of revenue on product shipments of GLUMETZA to our customers until such time GLUMETZA units are dispensed through patient prescriptions. We estimate the volume of prescription units dispensed by pharmacies based on data provided by external, independent sources. In 2006, we recognized $526,000 of product sales of GLUMETZA, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks. We have deferred recognition of revenue on GLUMETZA product shipments to customers in which we estimate have not been dispensed through patient prescriptions. At December 31, 2006, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $4.8 million associated with the deferral of revenue on GLUMETZA product shipments, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks.

ProQuin XR product sales relate to our supply agreement with Esprit. We began supplying Esprit with commercial quantities of ProQuin XR in the fourth quarter of 2005. All revenue recognized related to ProQuin XR product sales in 2006 was recorded in the first half of the year. As a result of their existing inventory levels and demand forecast for ProQuin XR product, Esprit did not make any purchases from us in the second half of 2006.

Royalties

Our agreement with Esprit provides for royalty payments by Esprit to us of 15 percent to 25 percent of ProQuin XR net sales in the United States, based on escalating net sales and subject to certain minimum royalty amounts. Esprit’s minimum royalty amount for 2006 was $4.6 million and under our amended license agreement entered into in July 2006, amounts paid by Esprit for 2005 royalties were creditable against the 2006 minimum royalty obligation. Net sales of ProQuin XR by Esprit for 2005 and 2006 did not reach levels that would obligate Esprit to pay an amount greater than the minimum royalty obligation, and accordingly, through January 2007, Esprit has paid us $4.6 million in total royalties for 2005 and 2006. We recognized $3.9 million in royalty revenue under this agreement in 2006, which represents the $4.6 million minimum royalty obligation less $0.7 million of royalty revenue recognized in 2005. Esprit’s minimum royalty obligation for 2007 is $5.0 million, and in subsequent years is $5.0 million per year, subject to annual increases in the consumer price index beginning in 2008. Should Esprit not pay us the minimum royalty due under the agreement in future years, it could result in a material adverse effect on our financial condition.

In 2006, we received royalties of $109,000 from Biovail based on net sales of the 500mg GLUMETZA in Canada.

License revenue

As of December 31, 2006, we have received $40.0 million in license fees under our license agreement with Esprit for ProQuin XR. We received $30.0 million in license fees in July 2005 and an additional $10.0 million in December 2006. The license fees received are being recognized as revenue ratably commencing on our receipt of the fees through June 2020, which represents the length of time we are obligated to manufacture ProQuin XR under our ProQuin XR supply agreement with Esprit. Accordingly, license revenue increased in 2006 over 2005 as a result of a full year of amortization rather than a partial year of amortization in 2005. Esprit is obligated to pay us an additional $10.0 million in July 2007. Should Esprit not pay us the final $10.0 million license fee installment, it could result in a material adverse effect on our financial condition.

We also received $25.0 million in license fees from Biovail in July 2005. We are recognizing the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA, should the 1000mg GLUMETZA obtain approval in the United States.

Collaborative revenue

Collaborative revenue decreased in 2006 from 2005 and increased in 2005 from 2004 as a result of services performed in 2005 under our agreement with Boehringer Ingelheim Pharmaceuticals, which were completed in December 2005. We are not aware of any additional work that we will be requested to perform on this pharmaceutical compound.

Cost of Sales

	2006	2005	2004
Cost of sales	$1,601,000	$909,000	$—

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to ProQuin XR and GLUMETZA product sales. Cost of sales increased in 2006 as a result of the GLUMETZA launch in September 2006. The costs of manufacturing associated with deferred revenue on GLUMETZA product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. We expect cost of sales to continue to increase in 2007, as we expect product sales of GLUMETZA to increase over 2006 levels.

Research and Development Expense

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted. Total research and development expense, as compared to the prior year, was as follows:

	2006	2005	2004
Research and development expense	$26,891,000	$18,369,000	$21,359,000
Dollar change from prior year	8,522,000	(2,990,000)
Percentage change from prior year	46%	(14%)

In 2006, the majority of our research and development expense was related to Gabapentin GR. The increase in research and development expense in 2006 from 2005 was primarily due to completion of our Phase 2 and commencement of our Phase 3 clinical trials for Gabapentin GR for the treatment of postherpetic neuralgia and completion of our Phase 2 clinical trial for Gabapentin GR for the treatment of diabetic peripheral neuropathy. We expect to complete our Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia in 2007. We also incurred an increase in stock compensation expense of $1.0 million in research and development expense as a result of the adoption of FAS 123(R) on January 1, 2006.

The decrease in research and development expense in 2005 from 2004 was primarily due to reductions in research and development expense for ProQuin XR, which received FDA approval in the second quarter of 2005. This decrease was partially offset by an increase in research and development expense for

Gabapentin GR, which began Phase 2 clinical trials for the treatment of postherpetic neuralgia in January 2005.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	2006	2005	2004
Gabapentin GR	$23,995,000	$12,336,000	$4,982,000
ProQuin XR	—	2,250,000	11,171,000
Other projects	2,896,000	3,783,000	5,206,000
Total research and development expenses	$26,891,000	$18,369,000	$21,359,000

The following table summarizes our principal product development initiatives as of March 2007. In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product candidate.

Program	Potential Indications	Development Status
Gabapentin GR	Postherpetic neuralgia	Phase 3 enrollment complete.
	Diabetic peripheral neuropathy	Phase 2 trial complete.
	Menopausal hot flashes	IND for Phase 2 trial submitted to FDA.
Undisclosed compound	Gastroesophageal reflux disease (GERD)	Phase 2a proof of concept studies underway.
Undisclosed compound	Confidential(1)	Preclinical studies. Partnered with Supernus Pharmaceuticals, Inc.
Undisclosed compound	Confidential(1)	Partnered with New River Pharmaceuticals, Inc.

(1)          The compound and indication may not be disclosed pursuant to the terms of the applicable collaboration agreement.

We expect that the pharmaceutical products that we develop internally will take, on average, from four to eight years to research, develop and obtain FDA approval in the United States, assuming that we are successful. We generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. We then submit the results of these studies to the FDA as part of an Investigational New Drug Application, or IND, which, if successful, allows the opportunity for clinical study of the potential new medicine.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•     In Phase 1, we conduct clinical trials with a small number of subjects to determine a drug’s early safety profile and its blood concentration profile over time. A Phase 1 trial for our average potential product may take 6 to 12 months to plan and complete.

•     In Phase 2, we conduct limited clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety. A Phase 2 trial for our average potential product may take 9 to 18 months to plan and complete.

•     In Phase 3, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA prior to commercialization of the product. A Phase 3 trial for our average potential product may take 1 to 3 years to plan and complete.

The most significant expenses associated with clinical development derive from the Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. We began a Phase 3 trial for Gabapentin GR for the treatment of postherpetic neuralgia in May 2006 and we expect to report the results of the study mid-2007. If the results of the study are positive, we expect to file an NDA for Gabapentin GR for postherpetic neuralgia in the fourth quarter of 2007.

We anticipate our research and development expense to increase slightly in 2007 as we expect to complete our Phase 3 trial for Gabapentin GR for postherpetic neuralgia, commence a Phase 2 trial for Gabapentin GR for the treatment of menopausal hot flashes, and conduct a Phase 2a proof of concept study for an undisclosed compound for the treatment of GERD.

The successful development of pharmaceutical products is highly uncertain. The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. The FDA may also require additional clinical trials after approval, which are known as Phase 4 trials. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage and record keeping for each product. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulation, require the expenditure of substantial resources.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows:

	2006	2005	2004
Selling, general and administrative expenses	$22,667,000	$11,639,000	$5,179,000
Dollar change from prior year	11,028,000	6,460,000
Percentage change from prior year	95%	125%

In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. In 2006, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

The increase in selling, general and administrative expense in 2006 from 2005 was primarily due to approximately $3.0 million in expense related to marketing costs associated with GLUMETZA, which was launched in September 2006, $2.4 million in related promotion fees due to King under the promotion agreement related to GLUMETZA, an increase of $1.7 million in legal fees due to our patent infringement case against IVAX, and an increase in stock compensation expense of $1.2 million as a result of the adoption of FAS 123(R) on January 1, 2006.

The increase in selling, general and administrative expense in 2005 from 2004 was primarily due to approximately $3.5 million in expense related to the planning and organization of commercial manufacturing activities at our contract manufacturer for ProQuin XR, increased salary expense of

$1.3 million related to bonuses accrued under the bonus plan approved by the Compensation Committee of the Board of Directors in July 2005 and marketing expense of $0.8 million primarily related to ProQuin XR marketing incurred prior to the licensing of ProQuin XR and during the transition of marketing activities to Esprit.

We expect that selling, general and administrative expense will continue to increase as we build a sales force and incur increased expenses associated with the promotion and marketing of GLUMETZA.

Interest Income and Expense

	2006	2005	2004
Interest income	$2,031,000	$1,445,000	$489,000
Interest expense	—	(460,000)	(929,000)
Net interest income (expense)	$2,031,000	$985,000	$(440,000)

Interest income increased in 2006 over 2005 due to higher investment balances in 2006 resulting from of our receipt of license fees from Esprit and Biovail in 2005 and also due to higher interest rates earned on our investment portfolio.

Interest expense in 2005 and 2004 was mainly due to interest on a promissory note, issued to Elan Corporation plc, or Elan. The note was fully repaid in June 2005.

Gain from Extinguishment of Debt

In connection with the formation of DDL, an Elan joint venture, Elan made a loan facility available to us for up to $8,010,000 in principal to support our 80.1% share of the joint venture’s research and development costs pursuant to a convertible promissory note issued by us to Elan. The funding term of the loan expired in November 2002. The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. However, in June 2005, we repurchased the promissory note with an outstanding balance of $10,724,000, including $2,927,000 of accrued interest, for $9,665,000 including commissions paid to a financial consultant and legal fees. A gain on the extinguishment of the debt of $1,059,000 was recorded in other income in 2005.

Series A Preferred Stock and Deemed Dividends

In January 2000, we issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at anytime between January 2002 and January 2006 into our common stock. The original conversion price of the Series A Preferred Stock was $12.00. However, as a result of our March 2002 and October 2003 financings, the conversion price was adjusted to $9.51 per share. In December 2004, we entered into an agreement with the Series A Preferred shareholder to resolve a misunderstanding between us and the shareholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock (the December 2004 Agreement). Pursuant to the December 2004 Agreement, among other matters, we agreed to adjust the conversion price to $7.50 per share. We and the shareholder also agreed to binding interpretations of certain other terms related to the Series A conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the December 2004 Agreement, we determined that a significant modification of the preferred stock agreement had occurred, and, therefore, a new commitment date was established for the Series A Preferred Stock. Further, we determined that the fair value of the modified preferred stock was below the carrying value of such securities as of the date of the modification, therefore, no deemed dividend resulted from this modification. Also, we determined that although a new commitment date had been established, this change did not result in a beneficial conversion feature subject to recognition pursuant to Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. However, an anti-dilution provision of the Series A Preferred Stock was triggered by our January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12. As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

In conjunction with the modification of the agreement, we issued a warrant to the Series A Preferred shareholder. The value of the warrant was considered in determining the value of the modified security. The warrant is convertible into shares of our common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreases by approximately 4.8% per year during the conversion period, such that the number of shares of our common stock issuable upon conversion of the warrant will increase by approximately 5.1% per year. The conversion of the warrant may be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

The Series A Preferred Stock accrued dividends through January 20, 2006, the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2006, 2005 and 2004 we recognized Series A Preferred Stock deemed dividends of approximately $665,000, $842,000 and zero, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of the time the Series A Preferred Stock is surrendered or January 2009.

As of December 31, 2006, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,672,423 shares of our common stock at a conversion price of $6.79 as of December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2006	2005
Cash, cash equivalents and marketable securities	$33,557,000	$59,073,000

Since inception through December 31, 2006, we have financed our product development and operations primarily from private and public sales of equity securities and receipts of upfront license fees from collaborative and license partners. In January 2005, we completed a registered direct public offering of 5,036,000 shares of our common stock at $4.50 per share with net proceeds of $21,019,000. In July 2005, we received $25.0 million under our license agreement with Biovail and $30.0 million under our license agreement with Esprit. In December 2006, we received an additional $10.0 million from Esprit. Esprit is obligated to pay us an additional $10.0 million in July 2007.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30,000,000 of our common stock, or (b) 8,399,654 shares of common stock. Sales to Azimuth under the agreement, if any, will occur over a 24-month term and will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from 3.775% to 6.375%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to 1.125% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of December 31, 2006, we have not sold any common stock to Azimuth under this common stock purchase agreement.

As of December 31, 2006, we have accumulated net losses of $184.1 million. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources and contractual amounts due to us will permit us to meet our capital and operational requirements through at least the end of 2007. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•       expenditures related to our commercialization efforts;

•       results of research and development efforts;

•       financial terms of definitive license agreements or other commercial agreements we enter into, if any;

•       receipt of payments due to us under our contracts with collaborative partners;

•       results of our litigation against IVAX Corporation;

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and except for the common stock purchase agreement with Azimuth, we have no other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•       delay, postpone or terminate clinical trials;

•       curtail other operations significantly; and/or

•       obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise additional capital would have a material adverse effect on our company.

The following table summarizes our cash flow activities:

	2006	2005	2004
Cash provided by (used in) operating activities	$(27,700,000)	$28,817,000	$(23,268,000)
Cash provided by (used in) investing activities	31,764,000	(34,822,000)	4,086,000
Cash provided by financing activities	2,945,000	12,618,000	91,000

In 2006, cash used in operating activities was primarily our net loss for the year adjusted for stock-based compensation, depreciation expense and movements in working capital. In 2005, cash provided from operations was due primarily to increases in deferred revenue related to license payments received under our agreements with Esprit and Biovail, partially offset by our net loss for the year. In 2004, cash used in operations was primarily our net loss for the year adjusted for depreciation and movements in working capital.

Cash provided by investing activities in 2006 was due to a $32,539,000 net decrease in marketable securities partially offset by $774,000 in purchases of laboratory and office equipment. Cash used in investing activities in 2005 consisted of a net increase in marketable securities of $34,031,000 resulting from investment of license fees received under our agreements with Esprit and Biovail and $791,000 in purchases of lab and office equipment. Cash provided by investing activities in 2004 consisted primarily of a net decrease in marketable securities of $6,758,000 partially offset by $2,673,000 in purchases of capital equipment and leasehold improvements, including approximately $1,936,000 of improvements related to additional space we leased.

Cash provided from financing activities in 2006 consisted of $2,945,000 of proceeds from exercises of stock options, warrants and purchases of common stock under our employee stock purchase plan. Cash provided from financing activities in 2005 consisted primarily of net proceeds of $21,019,000 from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005 and $1,370,000 in proceeds from the exercise of stock options, warrants and purchases of common stock under our employee stock purchase plan, which were partially offset by the repayment of the Elan promissory note of $9,665,000 and $106,000 in payments on equipment loans and capital lease obligations. Cash provided from financing activities in 2004 was $91,000 and consisted primarily of $419,000 of proceeds from exercises of stock options and warrants partially offset by $328,000 in payments on equipment loans and capital leases.

Contractual Obligations

As of December 31, 2006, our contractual obligations are shown in the following table:

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,230,000	$2,191,000	$19,000	$3,440,000
Purchase commitments	2,752,000	—	—	2,752,000
	$3,982,000	$2,191,000	$19,000	$6,192,000

At December 31, 2006, we had non-cancelable purchase orders and minimum purchase obligations for 2007 of $2,542,000 under our manufacturing agreement with MOVA Pharmaceuticals for the manufacture of GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts. We are also contractually obligated to pay PharmaNova consultancy fees of $210,000 in 2007 under a consulting agreement related to our Gabapentin GR product candidate for the treatment of menopausal hot flashes.

The contractual obligations reflected in this table exclude $3.5 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova.

These payments relate to various milestones for the product candidate under the sublicense agreement, including dosing of the first patient in any Phase 3 trial, submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with King.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us on January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2006, our marketable securities available for sale consisted of U.S. corporate debt and U.S. mortgage-backed debt securities with maturity dates of less than two years. Our investments in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

As of December 31, 2006, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 to 2 years	Total
Principal amount	$16,006,000	$3,000,000	$19,006,000
Fair value	$15,989,000	$2,994,000	$18,983,000
Average interest rate	5.24%	5.03%	5.21%

Foreign Currency Risk

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2006. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 60 of this report and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

We have audited management’s assessment, included above in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Depomed, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Depomed, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of Depomed, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California March 15, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors and corporate governance matters is incorporated by reference to the information set forth under the caption “Election of Directors” in the company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The section entitled “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” appearing in the Proxy Statement for the 2007 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM  13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information set forth under the captions “Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.                 Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

2.                 Financial Statement Schedules

Schedule II is included on page 92 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.                 Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the company
3.5	(5)	Bylaws, as amended
4.1	(6)	Form of Subscription Agreement dated as of May 2, 2001
4.2	(6)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.3	(6)	Form of Warrant dated as of June 13, 2001
4.4	(7)	Form of Subscription Agreement dated as of March 14, 2002
4.5	(7)	Placement Agent Warrant dated as of March 14, 2002
4.6	(8)	Stock Purchase Agreement, dated as of May 28, 2002, between the Company and Biovail Laboratories International SRL
4.7		Amendment No. 1 to Stock Purchase Agreement, dated as February 7, 2007, between the Company and Biovail Laboratories International SRL
4.8	(9)	Form of Warrant dated as of April 21, 2003
4.9	(9)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
4.10	(10)	Form of Warrant to purchase common stock dated December 10, 2004 (see Exhibit A of Exhibit 10.13 below)
4.11	(11)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent
10.1**	(12)	1995 Stock Option Plan, as amended
10.2		Form of Incentive Stock Option Agreement under 1995 Stock Option Plan
10.3		Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan
10.4		Form of Exercise Notice under 1995 Stock Option Plan
10.5	(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.6**	(13)	Form of Indemnification Agreement between the Company and its directors and executive officers
10.7	(14)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company

10.8	(15)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC
10.9	(15)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC
10.10	(16)	Termination Agreement, dated as of September 16, 2003 among the Company, Elan Corporation, plc, Elan Pharma International Limited, Ltd. And Depomed Development, Ltd.
10.11**		2004 Equity Incentive Plan
10.12**	(17)	2004 Employee Stock Purchase Plan
10.13	(10)	Agreement, dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.
10.14**	(18)	Offer Letter, dated June 14, 2005, between the Company and Carl Pelzel
10.15	(19)	Convertible Note Repurchase Agreement, dated as of June 24, 2005, between the Company and Elan Pharma International Limited
10.16+	(20)	Exclusive License and Marketing Agreement dated July 21, 2005 between the Company and Esprit Pharma, Inc.
10.17*	(13)	Amendment No. 1 to Exclusive License and Marketing Agreement between the Company and Esprit Pharma, Inc., dated as of July 24, 2006
10.18*	(21)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation
10.19+	(21)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.20+	(21)	Supply Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.21+	(21)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.22**	(22)	Description of Non-employee Director Compensation Policy, as amended
10.23**	(23)	Bonus Plan of the Company, as amended
10.24**	(24)	Form of Management Continuity Agreement between the Company and certain officers of the Company
10.25	(25)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling
10.26*	(26)	Promotion Agreement, dated as of June 27, 2006, between the Company and King Pharmaceuticals, Inc.
10.27*	(13)	Co-Promotion Agreement dated July 24, 2006 between the Company and Esprit Pharma, Inc.
10.28	(13)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.29	(13)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.30	(13)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.31*		Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.
10.32	(27)	Common Stock Purchase Agreement dated December 11, 2006 between the Company and Azimuth Opportunity Ltd. dated December 11, 2006.
10.33*		Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (See Page 59)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of John F. Hamilton
32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

       (1) Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)

       (2) Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003

       (3) Incorporated by reference to the Company’s Form 8-K filed on February 18, 2000

       (4) Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005

       (5) Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005

       (6) Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001

       (7) Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

       (8) Incorporated by reference to the Company’s Form 8-K/A dated May 28, 2002 and filed on December 23, 2002

       (9) Incorporated by reference to the Company’s Form 8-K filed on April 25, 2003

(10) Incorporated by reference to the Company’s Form 8-K filed on December 14, 2004

(11) Incorporated by reference to the Company’s Form 8-A filed on April 22, 2005

(12) Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

(13) Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006

(14) Incorporated by reference to the Company’s Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

(15) Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2003

(16) Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2003

(17) Incorporated by reference to the Company’s Form S-8 filed on June 21, 2004

(18) Incorporated by reference to the Company’s Form 8-K filed on June 17, 2005

(19) Incorporated by reference to the Company’s Form 8-K filed on June 29, 2005

(20) Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2005

(21) Incorporated by reference to the Company’s Form 10-K filed on March 16, 2006

(22) Incorporated by reference to the Company’s Form 8-K filed on March 29, 2006 and the Company’s Form 8-K filed on December 12, 2006

(23) Incorporated by reference to the Company’s Form 8-K filed on April 12, 2006

(24) Incorporated by reference to the Company’s Form 8-K filed on May 19, 2006

(25) Incorporated by reference to the Company’s Form 8-K filed on June 30, 2006

(26) Incorporated by reference to the Company’s Form 10-Q filed on August 7, 2006

(27) Incorporated by reference to the Company’s Form 8-K filed on December 12, 2006

+                Confidential treatment granted

*                    Confidential treatment requested

**    Management contract, compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 15th day of March 2007.

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

Signature
/s/ John W. Fara, Ph.D.	Chairman, President and Chief Executive	March 15, 2007
John W. Fara, Ph.D.	Officer (Principal Executive Officer)
/s/ John F. Hamilton	Vice President, Finance and Chief	March 15, 2007
John F. Hamilton	Financial Officer (Principal Financial Officer)
/s/ G. Steven Burrill	Director	March 15, 2007
G. Steven Burrill
/s/ John W. Shell, Ph.D.	Director	March 15, 2007
John W. Shell, Ph.D.
/s/ Craig R. Smith, M.D.	Director	March 15, 2007
Craig R. Smith, M.D.
/s/ Peter D. Staple	Director	March 15, 2007
Peter D. Staple
/s/ Julian N. Stern	Director and Secretary	March 15, 2007
Julian N. Stern

DEPOMED, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Depomed, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California March 15, 2007

DEPOMED, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,574,110	$7,565,556
Marketable securities	16,984,503	51,507,509
Accounts receivable	7,126,895	1,094,840
Unbilled accounts receivable	1,954,904	861,576
Inventories	4,483,157	901,348
Prepaid and other current assets	2,756,174	1,107,710
Total current assets	47,879,743	63,038,539
Marketable securities	1,998,760	—
Property and equipment, net	2,541,463	3,146,611
Other assets	197,218	228,926
	$52,617,184	$66,414,076
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,886,222	$1,588,999
Accrued compensation	1,817,418	1,989,606
Accrued clinical trial expense	726,379	63,005
Accrued promotion fee expense	2,339,925	—
Other accrued liabilities	3,087,998	718,788
Deferred product sales	4,825,099	82,048
Deferred license revenue	4,599,947	3,572,196
Other current liabilities	55,845	93,073
Total current liabilities	22,338,833	8,107,715
Deferred license revenue, non-current portion	57,483,045	51,421,263
Other long-term liabilities	83,766	124,099
Commitments
Shareholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 and 17,543 shares issued and outstanding at December 31, 2006 and 2005, respectively, with an aggregate liquidation preference of $18,158,848	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 42,029,411 and 40,689,369 shares issued and outstanding at December 31, 2006 and 2005, respectively	144,820,534	139,640,599
Deferred compensation	—	(337,049)
Accumulated deficit	(184,111,185)	(144,451,897)
Accumulated other comprehensive (loss)	(12,809)	(105,654)
Total shareholders’ equity (deficit)	(27,288,460)	6,760,999
	$52,617,184	$66,414,076

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$1,790,834	$930,624	$—
Royalties	4,039,948	668,789	—
License revenue	3,610,468	575,291	31,250
Collaborative revenue	109,968	2,230,625	171,319
Total revenues	9,551,218	4,405,329	202,569
Costs and expenses:
Cost of sales	1,600,744	908,521	—
Research and development	26,891,139	18,369,217	21,358,802
Selling, general and administrative	22,666,797	11,639,118	5,178,539
Total costs and expenses	51,158,680	30,916,856	26,537,341
Loss from operations	(41,607,462)	(26,511,527)	(26,334,772)
Other income (expenses):
Gain from extinguishment of debt	—	1,058,935	—
Interest and other income	2,030,674	1,445,057	489,013
Interest expense	—	(459,737)	(928,878)
Total other income (expenses)	2,030,674	2,044,255	(439,865)
Net loss before income taxes	(39,576,788)	(24,467,272)	(26,774,637)
Provision for income taxes	(82,500)	—	(99,000)
Net loss	(39,659,288)	(24,467,272)	(26,873,637)
Deemed dividend on preferred stock	(665,258)	(842,202)	—
Net loss applicable to common stock shareholders	$(40,324,546)	$(25,309,474)	$(26,873,637)
Basic and diluted net loss applicable to common stock shareholders per share	$(0.97)	$(0.64)	$(0.78)
Shares used in computing basic and diluted net loss per share	41,517,661	39,821,182	34,628,825

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other
					Deferred		Comprehensive	Shareholders’
	Preferred Stock		Common Stock		Stock-Based	Accumulated	Income	Equity

	Shares	Amount	Shares	Amount	Compensation	Deficit	(Loss)	(Deficit)
Balances at Dec. 31, 2003	12,015	$12,015,000	34,569,212	$116,540,841	$(863,872)	$(93,110,988)	$(4,827)	$34,576,154
Common stock issuance costs	—	—	—	(935)	—	—	—	(935)
Issuance of common stock upon exercise of options	—	—	35,902	92,496	—	—	—	92,496
Issuance of common stock upon exercise of warrants	—	—	38,544	139,523	—	—	—	139,523
Issuance of common stock under employee stock purchase plan	—	—	47,532	188,227	—	—	—	188,227
Stock-based compensation	—	—	—	110,794	(15,629)	—	—	95,165
Amortization of deferred stock-based compensation	—	—	—	—	257,521	—	—	257,521
Issuance of preferred stock	3,806	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(26,873,637)	—	(26,873,637)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(71,216)	(71,216)
Comprehensive loss								(26,944,853)
Balances at Dec. 31, 2004	15,821	12,015,000	34,691,190	117,070,946	(621,980)	(119,984,625)	(76,043)	8,403,298
Issuance of common stock, net of issuance costs	—	—	5,036,000	21,019,267	—	—	—	21,019,267
Issuance of common stock upon exercise of options	—	—	234,468	709,059	—	—	—	709,059
Issuance of common stock upon exercise of warrants	—	—	625,152	279,732	—	—	—	279,732
Issuance of common stock under employee stock purchase plan	—	—	102,559	381,005	—	—	—	381,005
Stock-based compensation	—	—	—	214,585	—	—	—	214,585
Amortization of deferred stock-based compensation	—	—	—	(33,995)	284,931	—	—	250,936
Issuance of preferred stock	1,722	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(24,467,272)	—	(24,467,272)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(29,611)	(29,611)
Comprehensive loss								(24,496,883)
Balances at Dec. 31, 2005	17,543	12,015,000	40,689,369	139,640,599	(337,049)	(144,451,897)	(105,654)	6,760,999
Change in classification upon adoption of FAS 123R	—	—	—	(337,049)	337,049	—	—	—
Issuance of common stock upon exercise of options	—	—	228,006	476,736	—	—	—	476,736
Issuance of common stock upon exercise of warrants	—	—	980,813	2,041,735	—	—	—	2,041,735
Issuance of common stock under employee stock purchase plan	—	—	131,223	426,083	—	—	—	426,083
Stock-based compensation	—	—	—	2,572,430	—	—	—	2,572,430
Issuance of preferred stock	615	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(39,659,288)	—	(39,659,288)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	92,845	92,845
Comprehensive loss								(39,566,443)
Balances at Dec. 31, 2006	18,158	$12,015,000	42,029,411	$144,820,534	$—	$(184,111,185)	$(12,809)	$(27,288,460)

DEPOMED, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net loss	$(39,659,288)	$(24,467,272)	$(26,873,637)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,380,466	1,138,912	1,443,749
Gain on extinguishment of debt	—	(1,058,935)	—
Accrued interest expense on shareholder notes	—	443,344	868,566
Employee and director stock-based compensation	2,558,541	385,960	257,521
Stock-based compensation issued to consultants	13,889	79,560	95,165
Changes in assets and liabilities:
Accounts receivable	(7,125,383)	(1,956,416)	278,452
Inventories	(3,581,809)	(901,348)	—
Other current assets	(1,648,464)	(665,361)	249,842
Other assets	31,708	151,342	(54,132)
Accounts payable and other accrued liabilities	8,669,732	81,234	(203,644)
Accrued compensation	(172,188)	1,078,883	101,214
Deferred revenue	11,832,584	54,506,757	568,750
Net cash (used in) provided by operating activities	(27,700,212)	28,816,660	(23,268,154)
Investing Activities
Expenditures for property and equipment	(774,224)	(791,247)	(2,672,635)
Purchases of marketable securities	(20,072,113)	(64,197,066)	(21,557,673)
Maturities of marketable securities	48,810,291	26,069,548	12,061,752
Sales of marketable securities	3,800,258	4,096,496	16,254,096
Net cash provided by (used in) investing activities	31,764,212	(34,822,269)	4,085,540
Financing Activities
Payments on capital lease obligations	—	(33,186)	(38,541)
Payments on equipment loans	—	(73,008)	(289,559)
Payment of promissory note from related party	—	(9,665,000)	—
Proceeds from issuance of common stock	2,944,554	22,389,064	419,311
Net cash provided by financing activities	2,944,554	12,617,870	91,211
Net increase (decrease) in cash and cash equivalents	7,008,554	6,612,261	(19,091,403)
Cash and cash equivalents at beginning of year	7,565,556	953,295	20,044,698
Cash and cash equivalents at end of year	$14,574,110	$7,565,556	$953,295
Supplemental Schedule of Non-Cash Financing and Investing Activities
Value of leasehold improvement allowance	$—	$—	$356,780
Deferred compensation related to stock options granted to employees and consultants	—	—	31,500
Acquisition of property and equipment under capital leases	—	774	31,761
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$—	$459,737	$928,878
Taxes	82,500	—	99,000

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. The Company has developed two commercial products. GLUMETZA™ (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that the Company jointly commercializes in the United States with King Pharmaceuticals, Inc. ProQuin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that Esprit Pharma, Inc. markets in the United States. The Company has a product candidate, Gabapentin GR™, an extended release form of gabapentin, currently in a Phase 3 trial for the treatment of postherpetic neuralgia. The Company has also completed a Phase 2 trial for Gabapentin GR for the treatment of diabetic peripheral neuralgia and has submitted an investigational new drug application for a Phase 2 trial for Gabapentin GR for the treatment of menopausal hot flashes.

Reclassifications

Certain reclassifications have been made to the December 31, 2005 balance sheet in order to conform to the Company’s current presentation. The Company has removed the line item previously titled “deferred margin” which was associated with the net balance of deferred revenue and deferred costs on product sales and classified those amounts separately within deferred product sales and inventory, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Depomed Development, Ltd., DDL, formerly a joint venture with Elan Corporation, plc, Elan Pharma International, Ltd. and Elan International Services, Ltd. (together, Elan), which became a wholly-owned subsidiary of the Company in the second quarter of 2004. For the years ended December 31, 2006, 2005 and 2004, the Company consolidated selling, general and administrative expense of approximately $7,000, $7,000 and $6,000, respectively, related to DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated. In the fourth quarter of 2005, the Company’s Board of Directors approved the dissolution of DDL, which the Company believes will be completed in 2007.

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

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

The Company sells GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. Given the limited sales history of GLUMETZA, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data, information obtained from certain wholesalers with respect to inventory levels and out-movement and retail pharmacy re-stocking activity. As a result of this policy, the Company has a deferred revenue balance of $4.8 million at December 31, 2006 related to GLUMETZA product shipments that have not been recognized as revenue, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks. The Company will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Product sales revenue related to the Company’s supply agreement with Esprit is recognized after the expiration of a 30-day period in which Esprit may reject product that does not meet agreed-upon specifications.

Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. The Company recognizes royalties under its agreement with Esprit based on Esprit’s sales, net of any estimated returns, discounts, rebates and chargebacks. Esprit is obligated to pay the Company annual minimum royalties. Total royalty revenue recognized by the Company to date has been equal to Esprit’s minimum royalty obligation under the agreement. Royalties received under the Company’s agreement with Biovail are recognized when the royalty payments are received as they are not estimable. Royalty payments received in excess of amounts earned are classified as royalty advances until earned.

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

Collaborative revenue recognized relates to services rendered in connection with collaborative arrangements and the achievements of milestones under such arrangements. Revenue related to collaborative agreements with corporate partners is recognized as the expenses are incurred under each contract. The Company is required to perform services as specified in each respective agreement and the Company is reimbursed based on the costs incurred on each specific contract. Nonrefundable substantive

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

Stock-Based Compensation

Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations as pro forma disclosure is no longer an alternative. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and purchase rights issued under its employee purchase plan after January 1, 2006. Compensation expense for stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimates forfeitures based on historical experience. Prior to the adoption of FAS 123(R), pro forma disclosures required under FAS 123 included forfeitures as they occurred. Under the modified prospective transition method of implementation, no restatement of prior periods has been made. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods.

In November 2005, the FASB issued Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123(R)-3). The Company has elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R).

Research and Development Expense and Accruals

Research and development expenses include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from the Company’s independent research and development efforts as well as efforts associated with collaborations. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the consolidated statements of operations.

Advertising Costs

All costs associated with advertising are expensed in the year incurred. Advertising expense for the year ended December 31, 2006 was $1.3 million. There was no advertising expense for the years ended December 31, 2005 and 2004.

Comprehensive Income

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in shareholders’ equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 has been reflected in the Consolidated Statements of Shareholders’ Equity (Deficit).

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date the Company has not recorded a bad debt allowance due to the fact that the majority of its product revenue comes from sales to a limited number of financially sound companies. The need for bad debt allowance is evaluated each reporting period based on our assessment of the credit worthiness of our customers.

Inventories

Inventories are stated at the lower of cost or market with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

packaging costs. The Company writes-off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments. There were no such write-offs recorded as of December 31, 2006.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 5 of the Notes to Consolidated Financial Statements). Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

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

Net Loss Per Common Share

Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from outstanding stock options, warrants and other convertible securities and loans are not included as their effect is antidilutive. As of December 31, the following potentially dilutive securities were excluded from the computation of diluted earnings per share:

	2006		2005		2004
	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price	Common Equivalent Shares	Weighted- Average Exercise Price
Stock options	5,195,595	$4.80	4,371,964	$4.44	4,346,620	$4.37
Warrants	500,173	$2.16	2,010,071	$3.16	2,942,404	$2.89
Convertible preferred shares and accrued dividends	2,672,423	—	2,540,949	—	2,251,822
Convertible promissory note and accrued interest	—	—	—	—	1,338,620
Biovail Purchaser’s Option	—	—	—	—	3,901,961	$8.21
	8,368,191		8,922,984		14,781,427

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

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

The Company follows FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. FAS No. 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales of GLUMETZA and ProQuin XR in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

Concentration of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the United States. Two wholesale distributors represented 44% and 39% of GLUMETZA shipments for the year ended December 31, 2006. These two customers individually comprised 75% and 8%, respectively, of GLUMETZA accounts receivable as of December 31, 2006. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that all of its past due accounts receivable are collectible.

The Company relies on a single third-party manufacturer in Puerto Rico to manufacture GLUMETZA and ProQuin XR. The Company also relies on a single third-party supplier for the supply of metformin hydrochloride, the active pharmaceutical ingredient in GLUMETZA and a single third-party supplier for the supply of ciprofloxacin hydrochloride, the active pharmaceutical ingredient  in ProQuin XR.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable and accounts payable. Cash and cash equivalents are carried at amortized cost and accounts receivable and accounts payable are carried at cost, which the Company believes approximate fair value due to the relative short maturities of these instruments.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.           LICENSE AND COLLABORATIVE ARRANGEMENTS

King Pharmaceuticals, Inc.

In June 2006, the Company entered into a promotion agreement with King Pharmaceuticals, Inc. (King), pursuant to which King was granted the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King is required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for King’s promotion of GLUMETZA, the Company is required to pay King a promotion fee equal to fifty percent of gross margin, which is defined in the agreement as sales of GLUMETZA, net of actual returns, estimated discounts, estimated rebates and estimated chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to sales of the 500mg GLUMETZA tablet in the United States. In September 2006, the Company launched the 500mg GLUMETZA in the United States. For the year ended December 31, 2006, the Company recognized $2.4 million in promotion fee expense under the agreement, which is classified in selling, general and administrative expense.

Esprit Pharma, Inc.

In July 2005, the Company entered into an exclusive license and marketing agreement with Esprit Pharma, Inc. (Esprit) to market and distribute ProQuin XR in the United States, which was subsequently amended in July 2006. The agreement obligates Esprit to pay the Company $50 million in license fees, of which $30.0 million was paid in July 2005 and $10.0 million was paid in December 2006. The remaining $10 million is due in July 2007. The license fee payments received are recognized as revenue ratably until June 2020, which represents the length of time that the Company is obligated to manufacture ProQuin XR for Esprit or its licensees. The Company recognized $2,068,000 and $424,000 of license revenue related to the amortization of these upfront fees for the years ended December 31, 2006 and 2005, respectively.

The agreement also provides for royalty payments by Esprit to the Company of 15 percent to 25 percent of ProQuin XR net sales, based on escalating net sales and subject to certain minimum royalty amounts. Esprit’s minimum royalty amount for 2006 was $4.6 million. Royalties paid by Esprit on sales made in the fourth quarter of 2005 were creditable against Esprit’s 2006 minimum royalty obligation. Esprit’s minimum royalty obligation for 2007 is $5.0 million, and in subsequent years remains at $5.0 million per year, subject to annual increases in the consumer price index in 2008. The Company recognized $3,931,000 and $669,000 of royalty revenue under the agreement for the years ended December 31, 2006 and 2005, respectively.

In connection with the license agreement, the Company also entered into a related supply agreement with Esprit, pursuant to which the Company will supply commercial quantities of ProQuin XR to Esprit. The Company recognized $1,265,000 and $930,000 of product revenue related to the supply of ProQuin XR to Esprit for the years ended December 31, 2006 and 2005, respectively.

Biovail Laboratories International

In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated (Biovail) an exclusive license in the United States and Canada to manufacture and market GLUMETZA. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg GLUMETZA. In April 2003,

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Biovail submitted a New Drug Application to the U.S. Food and Drug Administration (FDA) for approval and in July 2005, Biovail received FDA approval to market GLUMETZA in the United States. In accordance with the license agreement, Biovail paid a $25.0 million license fee payment to the Company.

In April 2004, the Company and Biovail amended the GLUMETZA license agreement. Under the amended agreement, the Company would receive royalties on sales of Biovail’s 1000mg metformin HCl tablet in the United States and Canada in exchange for allowing Biovail to use the Company’s clinical data for its Metformin GR, a 500mg metformin HCl tablet, to support and accelerate regulatory submissions for Biovail’s 1000mg tablet and to establish equivalence between the two dosage forms. In May 2005, Biovail received a Notice of Compliance for the 500mg and 1000mg strengths of GLUMETZA from the Therapeutic Products Directorate of Canada to market the products in Canada.

In October 2005, the Company delivered a notice of breach to Biovail and subsequently filed suit in respect of its license agreement with Biovail, related to the failure of Biovail to make the first commercial sale of the 500mg strength GLUMETZA within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Biovail and entered into an amended license agreement whereby the Company granted to Biovail an exclusive license in Canada to manufacture and market the 500mg formulation of GLUMETZA and the Company established its right to manufacture and market the 500mg GLUMETZA in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time the Company’s obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of the 500mg GLUMETZA in the United States and to use Biovail as the Company’s sole supplier of the 1000mg of GLUMETZA, should the 1000mg obtain approval in the United States. The Company recognized $1,454,000 and $76,000 of license revenue related to the amortization of this upfront fee for the years ended December 31, 2006 and 2005, respectively.

Under the agreement, Biovail will pay the Company royalties of six percent on net sales of the 500mg GLUMETZA and one percent on net sales of the 1000mg GLUMETZA in Canada. The Company recognized royalty revenue under the agreement of $109,000 and zero for the years ended December 31, 2006 and 2005, respectively.

The Company will pay Biovail royalties of one percent on net sales of the 500mg GLUMETZA in the United States. The Company recognized royalty expense under the agreement of $62,000 and zero for the years ended December 31, 2006 and 2005, respectively.

As part of the same settlement, Biovail granted the Company an exclusive license to market the 1000mg GLUMETZA in the United States. The Company is obligated to purchase the 1000mg GLUMETZA exclusively from Biovail, subject to back-up manufacturing rights in the Company’s favor. If the Company exercises its back-up rights, compensation to Biovail will change from a supply-based arrangement to royalties of six percent on net sales of the 1000mg GLUMETZA.

LG Life Sciences, Ltd.

In August 2004, the Company entered into a license and distribution agreement granting LG Life Sciences an exclusive license to the 500mg GLUMETZA in the Republic of Korea. LG launched the product in Korea, known as Novamet GR in 2006.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon signing of the agreement, LG paid the Company a $600,000 upfront license fee. In November 2006, both parties amended the agreement and LG paid the Company a $500,000 milestone payment in respect of LG’s approval to market GLUMETZA in the Republic of Korea, rather than a $700,000 payment, as reflected in the original agreement. As of December 31, 2006, the upfront license fee and milestone payment is being amortized over a period of eight years, which represents the estimated length of time the Company is obligated to provide assistance in development and manufacturing. The Company recognized license revenue of $89,000, $75,000 and $31,000 in 2006, 2005 and 2004, respectively, related to the amortization of the upfront license and milestone payments.

Madaus S.r.l.

In November 2005, the Company entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms of the agreement, the Company granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. Madaus will pay the Company at a pre-specified percent of Madaus’ wholesale ex-factory price, net of packaging costs. In January 2006, Madaus paid the Company a $200,000 license fee. An advance payment against future product sales of $300,000 will be due within 30 days of the first European regulatory approval. In March 2006, Madaus filed a Marketing Authorization Application (MAA) for ProQuin XR with the Medical Products Agency in Sweden, which is currently pending. No revenue has been recognized under the agreement.

PharmaNova, Inc.

In October 2006, Depomed entered into a sublicense agreement with PharmaNova, Inc. Pursuant to the agreement, PharmaNova has granted the Company an exclusive sublicense, under a United States patent held by the University of Rochester, to develop and commercialize a product in the United States containing the compound gabapentin as its active pharmaceutical ingredient which is indicated for the treatment of hot flashes associated with menopause in women.

The Company paid PharmaNova an upfront license fee of $500,000 upon signing of the agreement and is required to pay PharmaNova an additional $500,000 upon dosing of the first patient in any Phase 3 trial for the product, $1,000,000 upon submission to the FDA of a New Drug Application for the product, and $2,000,000 upon FDA approval of an NDA. The agreement also provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. The Company is also required to pay PharmaNova consultancy fees of $300,000 over approximately ten months beginning in November 2006. The Company has recognized $597,000 of research and development expense under the agreement in 2006, including the $500,000 upfront license fee paid upon signing of the agreement.

Patheon, Inc.

In August 2006, Depomed entered into a collaboration agreement with Patheon, Inc. related to the Company’s proprietary AcuForm drug delivery technology. Under the agreement, Depomed granted Patheon access to the Company’s AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon’s clients and collaborative partners. A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with our own internal programs.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patheon will assume primary responsibility for initial feasibility work with technical assistance from us. For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties.

Supernus Pharmaceuticals, Inc.

In September 2006, Depomed entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging the Company’s AcuForm drug delivery technology. The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. The Company recognized $56,000 of research and development expense under the agreement in 2006.

Boehringer Ingelheim Pharmaceuticals, Inc.

In April 2005, Depomed entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to conduct feasibility studies with an undisclosed pharmaceutical compound and in December 2005, the Company completed the studies and delivered the agreed feasibility results. Under the agreement, all research and development work with the partner’s pharmaceutical compound was funded by the partner. The Company recognized collaborative revenue of $2,231,000 in 2005, which approximated the costs recognized under the agreement.

New River Pharmaceuticals, Inc.

In June 2005, Depomed entered into a development and license agreement with New River Pharmaceuticals Inc. to develop through the feasibility phase up to three proprietary New River compounds in combination with the AcuForm technology. Pursuant to the agreement, New River will fund research and development under the agreement, and New River may acquire worldwide rights to use the AcuForm technology in the product candidates for agreed-upon milestone payments and royalties. New River has proposed three product candidates for development, though the Company is awaiting further information from New River related to the proposed product candidates. No revenue has been recognized under the agreement.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.           MARKETABLE SECURITIES

Securities classified as available-for-sale as of December 31, 2006 and 2005 are summarized below. Estimated fair value is based on quoted market prices for these investments.

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$11,399,459	$—	$—	$11,399,459
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	9,212,842	—	(3,197)	9,209,645
U.S. government debt securities	6,789,077	—	(9,529)	6,779,548
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	2,994,153	1,157	(1,240)	2,994,070
Total available-for-sale	$30,395,531	$1,157	$(13,966)	$30,382,722

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$4,488,518	$—	$—	$4,488,518
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	25,152,443	—	—	25,152,443
U.S. government debt securities	21,996,005	744	(90,696)	21,906,053
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	2,464,715	—	—	2,464,715
U.S. government debt securities	2,000,000	—	(15,702)	1,984,298
Total available-for-sale	$56,101,681	$744	$(106,398)	$55,996,027

At December 31, 2006, the Company held nine securities in an unrealized loss position.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$6,759,743	$(1,920)	$2,449,902	$(1,277)	$9,209,645	$(3,197)
U.S. government debt securities	6,782,888	(6,189)	1,995,420	(4,580)	8,778,308	(10,769)
Total available-for-sale	$13,542,631	$(8,109)	$4,445,322	$(5,857)	$17,987,953	$(13,966)

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the related unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of December 31, 2006.

NOTE 4.             INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and ProQuin XR products. Inventories are stated at the lower of cost or market and consist of the following:

	December 31, 2006	December 31, 2005
Raw materials	$1,343,421	$446,397
Work-in-process	1,387,359	418,389
Finished goods	969,619	—
Deferred costs	782,758	36,562
Total	$4,483,157	$901,348

Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

NOTE 5.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2006	December 31, 2005
Furniture and office equipment	$1,441,936	$1,334,230
Laboratory equipment	4,400,151	4,071,695
Leasehold improvements	2,919,440	2,874,972
	8,761,527	8,280,897
Less accumulated depreciation	(6,220,064)	(5,134,286)
Property and equipment, net	$2,541,463	$3,146,611

There was no property and equipment included under capitalized leases as of December 31, 2006 and December 31, 2005. Depreciation expense was $1,291,000, $1,475,000 and $1,184,000 for 2006, 2005 and 2004, respectively.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.           DEFERRED REVENUE

Deferred revenue consists of the following:

	December 31, 2006	December 31, 2005
Deferred revenue, current portion
Deferred product sales	$4,825,099	$82,048
Deferred license revenue	4,599,947	3,572,196
	9,425,046	3,654,244
Deferred license revenue, non-current portion	57,483,045	51,421,263
Total deferred revenue	$66,908,091	$55,075,507

Deferred product sales as of December 31, 2006 relate to the Company’s GLUMETZA product shipments that have not been recognized as revenue in accordance with the Company’s revenue recognition policy. Deferred product sales as of December 31, 2005 relate to ProQuin product shipped to Esprit under the parties’ supply agreement that was still subject to a 30-day period in which Esprit could reject product that did not meet agreed-upon specifications.

Deferred license revenue relates to upfront payments received by the Company under license and marketing agreements with its partners. In July 2005, the Company received $30 million from Esprit and additional $10 million in December 2006. The final $10 million installment under the agreement is due July 2007. The license fees payments received from Esprit are recognized as revenue ratably until June 2020, which represents the length of time that the Company is obligated to manufacture ProQuin XR for Esprit or its licensees. In December 2004, the Company received a $25 million license fee payment under its agreement with Biovail. The $25 million license fee is being recognized as revenue ratably until February 2023, which represents the estimated length of time the Company’s obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of GLUMETZA in the United States and to use Biovail as the Company’s sole supplier of the 1000mg of GLUMETZA, should the 1000mg obtain approval in the United States. The Company also received a $600,000 upfront license fee in August 2005 and a $500,000 milestone payment in November 2006 under its agreement with LG Life Sciences. As of December 31, 2006, the upfront license fee and milestone payment received from LG Life Sciences are being amortized through August 2012, which represents the estimated length of time the Company is obligated to provide assistance in development and manufacturing.

NOTE 7.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancelable operating leases that expire in June 2009 with options to extend the lease terms for an additional five years. The leases are subject to annual increases on the anniversary of the commencement dates. Rent expense was $1,206,000, $1,058,000 and $1,057,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

In 2004, the Company received a leasehold improvement allowance from the landlord of approximately $357,000 which was used to reimburse costs of remodeling the Company’s facility. The Company recorded the costs of improvements in property, plant and equipment and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease.

As of December 31, 2006, future minimum payments under operating leases for facilities and equipment were as follows:

2007	$1,230,102
2008	1,420,307
2009	770,832
2010	12,298
2011	6,149
$3,439,688

Manufacturing Agreements

The Company has entered into a manufacturing arrangement with MOVA Pharmaceuticals (MOVA), a subsidiary of Patheon, Inc. pursuant to which MOVA will manufacture commercial quantities of GLUMETZA for the Company. As of December 31, 2006, the Company has non-cancelable purchase orders and minimum purchase obligations for 2007 totaling $2,542,000 under this arrangement.

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

Long-Term Debt

In March 2001, the Company entered into a secured equipment financing credit facility. The credit facility allowed the Company to finance up to $2,000,000 of equipment and leasehold improvements purchased from August 2000 through December 31, 2001. The interest rate was recalculated with each draw at 7.5% above the then current 36 month US Treasury Note rate. At the end of December 2001, the Company had utilized approximately $1,347,000 of the credit facility. The unused portion of the credit facility of $653,000 expired on December 31, 2001. All amounts outstanding under the facility were repaid by July 2005.

NOTE 8.           STOCK-BASED COMPENSATION

The Company adopted FAS 123(R) on January 1, 2006 as described in Note 1 of the Notes to Consolidated Financial Statements. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation model is affected by the Company’s stock price as well as assumptions which include the Company’s expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award.

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

The Company used the following assumptions to calculate the fair value of option grants for the year ended December 31, 2006:

2006
Employee and Director Stock Options
Risk-free interest rate	4.44-5.23%
Dividend yield	None
Expected option term (in years)	5.25-6.06
Expected stock price volatility	53.8-62.2%

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the year ended December 31, 2006:

2006
Employee Stock Purchase Plan
Risk-free interest rate	4.52-5.06%
Dividend yield	None
Expected option term (in years)	0.5-2.0
Expected stock price volatility	33.5-56.1%

Stock-based compensation expense recognized under FAS 123(R) in the consolidated statements of operations for the year ended December 31, 2006 related to stock options and the ESPP was $2,572,000, which consisted of  $976,000 in research and development expense, $1,584,000 in selling, general and administrative expense and $12,000 in cost of sales. As a result of adopting FAS 123(R), Depomed’s net loss for the year ended December 31, 2006 was $2,342,000 higher, respectively, than if the Company continued to account for stock-based compensation under APB 25 as it did in comparable prior year periods. Accordingly, basic and diluted net loss applicable to common stock shareholders per share for the year ended December 31, 2006 was $0.06 higher than if the Company continued to account for stock-based compensation under APB 25. The implementation of FAS 123(R) did not have an impact on the Company’s cash flows for the year ended December 31, 2006.

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $3.50. The weighted-average grant date fair value of purchase rights granted under the ESPP during the year ended December 31, 2006 was $1.55. The total intrinsic value of options exercised during the year ended December 31, 2006 was $498,000. The total fair value of options that vested during the year ended December 31, 2006 was $2.3 million. At December 31, 2006, Depomed had $4.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.5 years. Cash received from stock option exercises was $477,000 during the year ended December 31, 2006.

Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. In accordance with the provisions of FAS 123(R), we eliminated the balance of the deferred compensation calculated under APB No. 25 to the common stock account on January 1, 2006. For the years ended December 31, 2005 and 2004 the Company recognized approximately $386,000 and $258,000, respectively, of stock-based compensation expense under APB No. 25.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, Depomed followed the disclosure provisions of FAS 123. The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 if the fair value recognition provisions of FAS 123 had been applied to options granted and ESPP shares purchased under Depomed’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the awards is recognized over the vesting periods.

	2005	2004
Net loss applicable to common stock shareholders—as reported	$(25,309,474)	$(26,873,637)
Add: Total stock-based employee and director compensation expense, included in the determination of net loss as reported	385,960	257,521
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards	(2,122,504)	(2,097,222)
Net loss applicable to common stock shareholders—pro forma	$(27,046,018)	$(28,713,338)
Net loss per common share—as reported	$(0.64)	$(0.78)
Net loss per common share—pro forma	$(0.68)	$(0.83)

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	2005	2004
Employee and Director Stock Options
Risk-free interest rate	3.85-4.43%	2.79-4.13%
Dividend yield	None	None
Expected option term (in years)	4.0	4.8
Expected stock price volatility	65.2-67.0%	68.0-82.0%

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of options granted was $2.66 and $3.31 for the years ended December 31, 2005 and 2004. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $566,000 and $136,000, respectively. The total fair value of options vested was $2.0 million and $1.9 million in the years ended December 31, 2005 and 2004, respectively.

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2005 and 2004.

	2005	2004
Employee Stock Purchase Plan
Risk-free interest rate	3.22-4.33%	0.94-2.32%
Dividend yield	None	None
Expected option term (in years)	0.5	0.5
Expected stock price volatility	43.3-47.0%	68.0-82.0%

Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of purchase rights granted under the ESPP was $1.75 and $1.83 for the years ended December 31, 2005 and 2004.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2006. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity for the three years ended December 31, 2006 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2003	3,820,898	$4.16
Options granted at fair market value	74,490	7.32
Options granted below fair market value	50,000	6.76
Options exercised	(35,902)	2.58
Options forfeited	(120,810)	5.25
Options outstanding at December 31, 2004	3,788,676	$4.24
Options exercised	(221,438)	2.91
Options forfeited	(156,744)	6.48
Options expired	(4,940)	4.36
Options outstanding at December 31, 2005	3,405,554	$4.22
Options exercised	(220,445)	1.99
Options forfeited	(92,203)	5.80
Options expired	(40,254)	6.03
Options outstanding at December 31, 2006	3,052,652	$4.31
Options exercisable and expected to become exercisable at December 31, 2006	3,051,597	$4.31
Options exercisable at December 31, 2006	2,970,831	$4.25

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	3.97	$1,131,000
Options exercisable and expected to become exercisable at December 31, 2006	3.97	$1,131,000
Options exercisable at December 31, 2006	3.88	$1,131,000

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the stock options outstanding at December 31, 2006 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.71 - $1.95	513,695	5.92	$1.74	513,695	$1.74
$2.70 - $3.75	1,146,223	2.32	3.40	1,145,223	3.40
$4.19 - $5.80	734,498	4.34	4.96	734,498	4.96
$6.10 - $7.75	628,236	5.06	7.08	547,415	7.13
$9.50 - $10.25	30,000	1.33	9.70	30,000	9.70
	3,052,652	3.97	$4.31	2,970,831	$4.25

In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Plan by 1,306,811 shares. On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company’s shareholders approved this increase to the 1995 Plan. In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company’s common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1,015,000 as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options under APB No. 25. For the year ended December 31, 2005, the Company recognized approximately $243,000 in stock-based compensation expense related to these stock options.

In December 2003, the Board of Directors approved a stock option which was subject to the optionee’s acceptance of employment which occurred in February 2004. Since the fair market value of the underlying common stock was greater on the date of the optionee’s employment than on the grant date, the Company was required to record the difference of approximately $32,000 as deferred stock-based compensation expense to be recognized ratable over the vesting period of the related stock option APB No. 25. In the year ended December 31, 2005, the Company recognized approximately $8,000 in stock-based compensation related to this stock option.

As described in Note 1 of the Notes to Consolidated Financial Statements, the Company adopted FAS 123(R) on January 1, 2006 under the modified prospective transition method. In accordance with the provisions of FAS 123(R), the Company eliminated the balance of the deferred compensation calculated under APB No. 25 to the common stock account for these options on January 1, 2006 and began recognizing expense based on the grant-date fair prospectively.

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at December 31, 2006 was 3,500,000 shares, of which 1,336,466 were available for future issuance.

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

The following tables summarize the activity for the three years ended December 31, 2006 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options granted at fair market value	557,944	$5.25
Options outstanding at December 31, 2004	557,944	$5.25
Options granted at fair market value	471,738	5.08
Options exercised	(13,030)	4.98
Options forfeited	(50,242)	5.01
Options outstanding at December 31, 2005	966,410	$5.18
Options granted at fair market value	1,284,250	5.75
Options exercised	(7,561)	5.09
Options forfeited	(100,156)	6.04
Options outstanding at December 31, 2006	2,142,943	$5.49
Options exercisable and expected to become exercisable at December 31, 2006	2,088,498	$5.48
Options exercisable at December 31, 2006	661,533	$5.53

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	8.82	$27,000
Options exercisable and expected to become exercisable at December 31, 2006	8.81	$26,000
Options exercisable at December 31, 2006	8.29	$—

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the stock options outstanding at December 31, 2006 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.28 - $4.91	504,935	9.11	$4.07	99,195	$4.34
$5.03 - $5.63	482,200	8.08	5.09	255,785	5.08
$5.73 - $6.20	348,583	8.84	6.12	124,626	6.13
$6.29 - $7.78	807,225	9.06	6.33	181,927	6.41
	2,142,943	8.82	$5.49	661,533	$5.53

NOTE 9.           SHAREHOLDERS’ EQUITY

Series A Preferred Stock

The Company’s  Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at anytime between January 2002 and January 2006 into the Company’s common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share. In December 2004, the Company entered into an agreement with the Series A Preferred shareholder to resolve a misunderstanding between the Company and the shareholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock. Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share. The Company and the shareholder also agreed to binding interpretations of certain other terms related to the Series A Preferred Stock conversion price.

Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a “significant modification” of the agreement had been made, and, therefore, a new “commitment date” for accounting purposes had been established on December 10, 2004. The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification. The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends. The fair value of the underlying common stock on December 10, 2004 was $5.06 per share. The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect of also providing a deemed dividend to the preferred shareholder. However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company’s January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12. As a result of the adjusted conversion price and an increase in the amount of common stock

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a “beneficial conversion feature” subject to recognition pursuant to Issue No. 98-5.

In conjunction with the modification of the agreement, the Company issued a warrant to the Series A Preferred shareholder. The value of the warrant was considered in determining the value of the modified security. The warrant is convertible into shares of the Company’s common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreases by approximately 4.8% per year during the conversion period, such that the number of shares of the Company’s common stock issuable upon conversion of the warrant will increase by approximately 5.1% per year. The conversion of the warrant will be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2006, 2005 and 2004, the Company recognized Series A Preferred Stock deemed dividends of approximately $665,000, $842,000 and zero, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of December 31, 2006, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,672,423 shares of the Company’s common stock at a conversion price of $6.79 as of December 31, 2006.

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2006 was 500,000, of which 218,686 shares were available for future issuance.

In 2006, the Company sold 131,223 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $3.25 with proceeds of approximately $426,000.

Warrant and Option Exercises

During 2006, the Company issued 980,813 shares of common stock to warrant holders with net proceeds to the Company of approximately $2,042,000. Warrants to purchase an additional 526,285 shares of our common stock were surrendered in connection with a cashless exercise feature of the exercised warrants during 2006. The weighted-average exercise price of the warrants exercised during 2006 was $3.48. As of December 31, 2006, there were 500,173 shares of common stock reserved for issuance for all

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding warrants with a weighted-average exercise price of $2.16. The outstanding warrants are fully exercisable and expire in April 2008.

Employees and consultants exercised options to purchase 228,006 shares of the Company’s common stock with net proceeds to the Company of $477,000 during the year ended December 31, 2006, respectively.

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

Equity Line of Credit

In December 2006, the Company entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., which provides that, upon the terms and conditions set forth in the purchase agreement, Azimuth is committed to purchase up to the lesser of (a) $30,000,000 of the Company’s common stock, or (b) 8,399,654 shares of common stock, which was equal to the number of shares that is one less than 20% of the issued and outstanding shares of the Company’s common stock as of December 11, 2006, over the 24 month term of the purchase agreement. From time to time over the term of the Purchase Agreement, and at the Company’s discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of its common stock, subject to certain limits and so long as specified conditions are met. The shares of common stock will be sold at a discount ranging from 3.775% to 6.375%, which varies based on a threshold price set by the Company. Upon each sale of the Company’s common stock to Azimuth under the agreement, the Company has also agreed to pay Reedland Capital Partners a placement fee equal to 1.125% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase the Company’s common stock when the price of the Company’s common stock is below $2 per share. As of December 31, 2006, the Company has not sold any shares under this common stock purchase agreement.

NOTE 10.    INCOME TAXES

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $112,000,000, which expire in the years 2010 through 2026 and federal research

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and development tax credits of approximately $2,700,000 which expire in the years 2011 through 2026. Net operating loss carryforwards for state income tax purposes were approximately $76,000,000, which expire in the years 2012 through 2016 and state research and development tax credits were approximately $2,800,000 which have no expiration date.

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

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
Deferred Tax Assets:	2006	2005	2004
Net operating loss carryforwards	$41,900,000	$40,400,000	$39,500,000
Research credit carryforwards	4,500,000	3,000,000	2,000,000
In-process research and development	3,500,000	3,900,000	3,200,000
Capitalized research expenses	1,800,000	2,200,000	1,300,000
Deferred revenue	22,700,000	10,000,000	—
Other, net	1,600,000	400,000	200,000
Total deferred tax assets	76,000,000	59,900,000	46,200,000
Valuation allowance for deferred tax assets	(76,000,000)	(59,900,000)	(46,200,000)
Deferred tax assets, net	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16,100,000, $13,700,000 and $10,700,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s tax provision for the years ended December 31, 2006, 2005 and 2004 included $83,000, zero and $99,000, respectively, of foreign taxes related to license fee withholdings by the Republic of Korea.

The provision for income taxes is from continuing operations and consists of the following:

	Year Ended December 31,
Current:	2006	2005	2004
Foreign	$83,000	$—	$99,000
Deferred:
Foreign	—	—	—
Total provision for income taxes	$83,000	$—	$99,000

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the actual tax rate and the statutory rates is as follows:

	Year Ended December 31,
	2006	2005	2004
Tax at federal statutory rate of 34%	$(13,457,000)	$(8,319,000)	$(9,297,000)
State tax, net of federal benefit	—	—	—
Foreign tax	83,000	—	99,000
Net operating losses not benefited	12,674,000	8,250,000	9,089,000
Other	783,000	69,000	199,000
	$83,000	$—	$99,000

NOTE 11.      SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following tables set forth certain consolidated statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2005 through the quarter ended December 31, 2006. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$1,342,159	$2,213,365	$958,784	$5,036,910
Cost of sales	74,353	1,050,836	320,417	155,138
Loss from operations	(8,347,569)	(10,503,485)	(13,125,033)	(9,631,375)
Net loss	(7,752,710)	(9,917,408)	(12,633,119)	(9,356,051)
Net loss applicable to common stock shareholders	(7,925,342)	(10,079,596)	(12,798,237)	(9,521,371)
Basic and diluted net loss per share	$(0.19)	$(0.24)	$(0.31)	$(0.23)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$18,750	$428,468	$795,032	$3,163,079
Cost of sales	—	—	—	908,521
Loss from operations	(6,714,172)	(7,841,526)	(7,408,775)	(4,547,054)
Net loss	(6,775,437)	(6,812,039)	(6,966,879)	(3,912,917)
Net loss applicable to common stock shareholders	(6,969,094)	(7,022,322)	(7,185,168)	(4,132,890)
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.18)	$(0.10)

NOTE 12.      SUBSEQUENT EVENTS

LG Life Sciences

In January 2007, the Company and LG Life Sciences further amended the parties’ license and distribution agreement, originally entered into in August 2004 and subsequently amended in November 2006. The amendment grants LG a license to manufacture the 500mg GLUMETZA in

DEPOMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange for royalties on net sales of GLUMETZA in Korea, and to remove the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by the Company to LG.

Biovail

In February 2007, the Company entered into a license and development agreement with Biovail granting Biovail an option to license the AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Pursuant to the agreement, Biovail paid the Company an upfront fee of $500,000 in February 2007, and is contingently obligated to pay the Company additional fees related to the exercise of the license option, the initiation of the first Phase 3 trial for each product and upon receipt of U.S. regulatory approval for each product. The agreement also stipulates that Biovail make royalty payments to the Company on net commercial sales of any product developed under the Agreement.

Also in February 2007, the Company amended its stock purchase agreement with Biovail originally entered into in May 2002. The amended stock purchase agreement removed Biovail’s observer rights on the Company’s board of directors and removed the right of first negotiation in favor of Biovail with respect to any acquisition transactions of the Company.

SCHEDULE II:    VALUATION AND QUALIFYING ACCOUNTS

Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue (1)	Charged as a Reduction of Deferred Revenue (1)	Deductions (2)	Balance at End of Year
Sales allowances, discounts, chargebacks and rebates:
Year ended December 31, 2006	$—	$131,000	$1,507,000	$(1,267,000)	$371,000
Year ended December 31, 2005	—	—	—	—	—
Year ended December 31, 2004	—	—	—	—	—

(1)          Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)          Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.