Form 10-Q
period 2007-03-31
DEPOMED INC
filed 2007-05-09
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 3, 2007 was 47,470,067.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,164,531	$14,574,110
Marketable securities	20,605,784	16,984,503
Accounts receivable	945,180	7,126,895
Unbilled accounts receivable	136,901	1,954,904
Inventories	4,390,834	4,483,157
Prepaid and other current assets	3,261,273	2,756,174
Total current assets	34,504,503	47,879,743
Marketable securities	—	1,998,760
Property and equipment, net	2,281,894	2,541,463
Other assets	197,218	197,218
	$36,983,615	$52,617,184
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,567,652	$4,886,222
Accrued compensation	1,215,588	1,817,418
Accrued clinical trial expense	918,103	726,379
Accrued promotion fee expense	246,461	2,339,925
Other accrued liabilities	3,246,232	3,087,998
Deferred product sales	4,024,209	4,825,099
Deferred license revenue	4,437,848	4,599,947
Other current liabilities	55,845	55,845
Total current liabilities	18,711,938	22,338,833
Deferred license revenue, non-current portion	55,682,302	57,483,045
Other long-term liabilities	69,805	83,766
Commitments
Shareholders’ deficit:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively, with an aggregate liquidation preference of $18,158,848	12,015,000	12,015,000
Common stock, no par value, 100,000,000 shares authorized; 42,091,255 and 42,029,411 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	145,482,641	144,820,534
Accumulated deficit	(194,977,497)	(184,111,185)
Accumulated other comprehensive loss	(574)	(12,809)
Total shareholders’ deficit	(37,480,430)	(27,288,460)
	$36,983,615	$52,617,184

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product sales	$1,331,766	$99,673
Royalties	34,225	349,321
License revenue	2,462,842	893,165
Total revenues	3,828,833	1,342,159

Costs and expenses:
Cost of sales	305,660	74,353
Research and development	8,572,341	5,684,082
Selling, general and administrative	6,226,646	3,931,293
Total costs and expenses	15,104,647	9,689,728

Loss from operations	(11,275,814)	(8,347,569)

Interest and other income	410,228	594,859

Net loss before income taxes	(10,865,586)	(7,752,710)

Provision for income taxes	(726)	—

Net loss	(10,866,312)	(7,752,710)

Deemed dividend on preferred stock	(167,016)	(172,632)

Net loss applicable to common stock shareholders	$(11,033,328)	$(7,925,342)

Basic and diluted net loss applicable to common stock shareholders per common share	$(0.26)	$(0.19)

Shares used in computing basic and diluted net loss per common share	42,076,197	40,843,512

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net loss	$(10,866,312)	$(7,752,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,149	377,103
Employee and director stock-based compensation	489,251	548,313
Stock-based compensation related to consultants	4,034	—
Changes in assets and liabilities:
Accounts receivable	7,999,718	226,197
Inventories	92,323	(481,934)
Prepaid and other current assets	(505,099)	(109,287)
Accounts payable and other accrued liabilities	(2,062,076)	1,649,768
Accrued compensation	(601,830)	(976,857)
Royalty advances	—	697,198
Deferred revenue	(2,763,732)	(20,156)
Net cash (used in) operating activities	(7,987,574)	(5,842,365)

Investing Activities
Purchases of property and equipment	(34,030)	(228,453)
Purchases of marketable securities	(10,551,281)	(8,524,040)
Maturities of marketable securities	8,994,484	12,046,674
Sales of marketable securities	—	1,497,210
Net cash (used in) provided by investing activities	(1,590,827)	4,791,391

Financing Activities
Proceeds from issuance of common stock	168,822	1,680,286
Net cash provided by financing activities	168,822	1,680,286

Net (decrease) increase in cash and cash equivalents	(9,409,579)	629,312
Cash and cash equivalents at beginning of period	14,574,110	7,565,556
Cash and cash equivalents at end of period	$5,164,531	$8,194,868

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2007 are not necessarily indicative of results to be expected for the entire year ending December 31, 2007 or future operating periods.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date. The balance sheet does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of the Company and Depomed Development, Ltd., DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated. DDL was dissolved in April 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and purchase rights issued under its employee purchase plan after January 1, 2006. Compensation expense for stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimates forfeitures based on historical experience. Under the modified prospective transition method of implementation, no restatement of prior periods has been made. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation expense.

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

The Company sells GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the limited sales history of GLUMETZA, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data, information obtained from certain wholesalers with respect to inventory levels and out-movement and retail pharmacy re-stocking activity. As a result of this policy, the Company has a deferred revenue balance of $4.0 million at March 31, 2007 related to GLUMETZA product shipments that have not been recognized as revenue, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks. The Company will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Product sales revenue related to the Company’s supply agreement with Esprit is recognized after the expiration of a 30-day period in which Esprit may reject product that does not meet agreed-upon specifications.

Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. The Company recognizes royalties under its agreement with Esprit based on Esprit’s sales of ProQuin XR, net of any estimated returns, discounts, rebates and chargebacks. Esprit is obligated to pay the Company annual minimum royalties. Total royalty revenue recognized by the Company to date has been equal to Esprit’s minimum royalty obligation under the agreement. Royalties received under the Company’s agreements with Biovail and LG are recognized when the royalty payments are received as they are not estimable. Royalty payments received in excess of amounts earned are classified as royalty advances until earned.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations. At March 31, 2007, the individual contractual period for all available-for-sale debt securities is less than two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government debt securities	$2,794,764	$(513)	$3,994,760	$(3,828)	$6,789,524	$(4,341)
U.S. corporate debt securities	5,853,893	(1,757)	—	—	5,853,893	(1,757)
Total available-for-sale	$8,648,657	$(2,270)	$3,994,760	$(3,828)	$12,643,417	$(6,098)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2007.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive. At March 31, 2007 and 2006, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 8,550,392 and 9,098,968, respectively.

NOTE 4.  STOCK-BASED COMPENSATION

The Company adopted FAS 123(R) on January 1, 2006 as described in Note 1 of the Notes to Condensed Consolidated Financial Statements. Stock-based compensation expense recognized under FAS 123(R) in the condensed consolidated statements of operations related to stock options and the Company’s employee stock purchase program (ESPP) was approximately $493,000 and $548,000 for the three months ended March 31, 2007 and 2006, respectively.  Stock-based compensation expense for the three months ended March 31, 2007 consisted of $201,000 in research and development expense, $288,000 in selling, general and administrative expense and $4,000 in cost of sales. Stock-based compensation expense for the three months ended March 31, 2006 consisted of $238,000 in research and development expense and $310,000 in selling, general and administrative expense. At March 31, 2007, Depomed had $5.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.5 years.

NOTE 5.  COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2007 and 2006 approximates net loss and includes unrealized losses on marketable securities.

NOTE 6.  COLLABORATIVE ARRANGEMENTS AND CONTRACTS

LG Life Sciences

In January 2007, the Company and LG Life Sciences further amended the parties’ license and distribution agreement, originally entered into in August 2004 and subsequently amended in November 2006. The amendment grants LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea and removes the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by the Company to LG. The Company received a $600,000 upfront license fee in August 2004 and a $500,000 milestone payment in November 2006 with respect to LG’s approval to market GLUMETZA in the Republic of Korea, both of which were originally deferred and amortized as revenue over the estimated length of time the Company was obligated to provide assistance to LG in development and manufacturing. Under the amended agreement, the Company no longer has continuing performance obligations to LG that are other than inconsequential or perfunctory and accordingly, the remaining $905,000 of previously deferred revenue was recognized as license revenue in the quarter ended March 31, 2007.

Biovail

In February 2007, the Company entered into a license and development agreement with Biovail granting Biovail an option to license the AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Pursuant to the agreement, Biovail paid the Company an upfront fee of $500,000 in February 2007, and is contingently obligated to pay the Company additional fees related to the exercise of the license option, the initiation of the first Phase 3 trial for each product and upon receipt of U.S. regulatory approval for each product. The agreement also requires that Biovail make royalty payments to the Company on net commercial sales of any product developed under the agreement. As the Company has no continuing obligations to Biovail under the agreement that are other than inconsequential or perfunctory, the $500,000 upfront license fee was recognized as license revenue in the quarter ended March 31, 2007.

Also in February 2007, the Company amended its stock purchase agreement with Biovail originally entered into in May 2002. The amended stock purchase agreement removed Biovail’s observer rights on the Company’s board of directors and removed the right of first negotiation in favor of Biovail with respect to acquisition transactions involving the Company.

NOTE 7. INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and ProQuin XR products. Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,119,198	$1,343,421
Work-in-process	1,239,270	1,387,359
Finished goods	1,392,723	969,619
Deferred costs	639,643	782,758
Total	$4,390,834	$4,483,157

Deferred costs represent the costs of GLUMETZA product shipped for which recognition of revenue has been deferred.

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

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three months ended March 31, 2007 and 2006, the Company recognized Series A Preferred Stock deemed dividends of approximately $167,000 and $173,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of March 31, 2007, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,705,430 shares of the Company’s common stock at a conversion price of $6.71 as of March 31, 2007.

Option Exercises

During the three months ended March 31, 2007, employees and consultants exercised options to purchase 61,844 shares of the Company’s common stock with net proceeds to the Company of approximately $169,000.

NOTE 9. INCOME TAXES

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the adoption date, the Company had $1.9 million of unrecognized tax benefits. Upon adoption of FIN 48, no adjustment was made to the Company’s liability for uncertain tax positions or the Company’s beginning accumulated deficit balance. The adoption of FIN 48 did not have a material impact on the Company’s financial statements, results of operations or cash flows.

All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

NOTE 10. SUBSEQUENT EVENTS

Registered Direct Equity Offering

In April 2007, the Company completed a registered direct offering of 5,300,000 shares of common stock with selected institutional investors. The shares were sold at a price of $3.775 per share, with net proceeds totaling approximately $20,000,000.

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

•             our ability to obtain marketing partners for Gabapentin GR™ and other product candidates;

•             market acceptance of ProQuin® XR and GLUMETZA;

•             the results of our discussions with Esprit Pharma related to our ProQuin XR license agreement and the commercialization of ProQuin XR;

•             the efforts of Esprit Pharma with respect to the marketing of ProQuin XR;

•             the efforts of Biovail with respect to the marketing of GLUMETZA in Canada;

•             our collaborative partners’ compliance or non-compliance with their obligations under our agreements with them;

•             results and timing of our clinical trials, including the results of Gabapentin GR trials and publication of those results;

•             our ability to raise additional capital; and

•             our plans to develop other product candidates.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under “RISK FACTORS” in Item 1A of Part II and elsewhere in this Quarterly Report on Form 10-Q. We disclaim any intent to update or revise these forward-looking statements to reflect new events or circumstances.

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  We have developed two commercial products.  GLUMETZA (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we jointly commercialize in the United States with King Pharmaceuticals, Inc.  ProQuin XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that Esprit Pharma, Inc. markets in the United States.

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

Our most advanced product candidate in development is Gabapentin GR, an extended release form of gabapentin. With respect to Gabapentin GR, we have completed enrollment of a Phase 3 clinical trial for the treatment of postherpetic neuralgia (PHN), completed and announced positive results of a Phase 2 clinical trial for the treatment of diabetic peripheral neuropathy (DPN), and submitted an investigational new drug application, or IND, for a Phase 2 clinical trial for the treatment of menopausal hot flashes. Additionally, we have other product candidates in earlier stages of development, including a treatment for gastroesophageal reflux disease (GERD).

Our intellectual property position includes nine issued patents and fourteen patent applications pending in the United States.

Highlights for the Quarter Ended March 31, 2007

•             In March 2007, we completed enrollment in our Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia, or PHN;

•             In March 2007, we submitted an Investigational New Drug application with the U.S. Food and Drug Administration, or FDA, for Gabapentin GR for the treatment of postmenopausal hot flashes;

•             Revenue for the three months ended March 31, 2007 was $3.8 million compared to $1.3 million for the three months ended March 31, 2006;

•             Operating expenses for the three months ended March 31, 2007 were $14.8 million compared to $9.6 million for the three months ended March 31, 2006;

•             Cash, cash equivalents and marketable securities were $25.8 million as of March 31, 2007 compared to $33.6 million as of December 31, 2006.

RECENT PRODUCT DEVELOPMENTS

MARKETED PRODUCTS

GLUMETZA™

In April 2007, we submitted a supplemental New Drug Application, or NDA, to the FDA covering the 1000mg GLUMETZA seeking approval to market the product in the United States. If approved, we expect the 1000mg GLUMETZA to be available late in 2007, or in the first quarter of 2008.

LG Life Sciences.  In January 2007, we amended our GLUMETZA license agreement with LG covering Korea. We granted LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and removed the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by the Company to LG.

ProQuin® XR

Esprit Pharma.  In January 2007, we commenced discussions with Esprit toward a mutually agreeable, long-term restructuring of our ProQuin XR license agreement with Esprit.  Those discussions are continuing.  The agreement will remain in effect unless and until we and Esprit agree to any modifications to it.

PRODUCT CANDIDATES

Gabapentin GR™

Postherpetic Neuralgia.  In May 2006, we initiated a Phase 3 clinical trial for Gabapentin GR for the treatment of PHN.  The study is a randomized, double-blind, placebo-controlled study of approximately 400 PHN patients.  The study was fully enrolled in early March 2007.  Patients in the study are randomized into three treatment arms:  placebo, a total daily dose of 1800mg of Gabapentin GR dosed once daily, and a total daily dose of 1800mg of Gabapentin GR dosed twice daily.

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

Menopausal Hot Flashes.  In March 2007, we submitted to the FDA an IND for a Phase 2 study of Gabapentin GR for the treatment of menopausal hot flashes.  The FDA did not raise an objection to the IND application, and we commenced a Phase 2 study assessing the safety and efficacy of Gabapentin GR for the treatment of menopausal hot flashes in April 2007.

Gastroesophageal Reflux Disease Program

In 2006, we conducted a Phase 1 GERD study designed to provide us with insight into our formulation strategy for our GERD program.  We are now conducting Phase 2a proof-of-concept GERD studies designed to assess our potential formulation approach. We expect to complete these studies before the end of June 2007.  Depending on those results, and interest in the project from potential collaborative partners, we may proceed with a Phase 2 GERD study.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

New River.  In April 2007, Shire Pharmaceuticals, Inc. completed its acquisition of New River Pharmaceuticals, Inc. We do not know whether the acquisition may impact our license and development agreement with New River.

Supernus.  In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging our AcuForm drug delivery technology.  The cost and ownership of the program will be shared between the parties equally. We continue to participate with Supernus on this collaborative program.

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

Also in February 2007, we amended our stock purchase agreement with Biovail, which was originally entered into in May 2002. The amended stock purchase agreement removed Biovail’s observer rights on our board of directors and removed the right of first negotiation in favor of Biovail with respect to any acquisition transactions of Depomed.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2006 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2007. For a description of our critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Revenue

Total revenues are summarized in the following table:

	Three Months Ended March 31,
	2007	2006
Product sales:
GLUMETZA	$1,332,000	$—
ProQuin XR	—	100,000
Total product sales	1,332,000	100,000

Royalties:
GLUMETZA	34,000	89,000
ProQuin XR	—	260,000
Total royalties	34,000	349,000

License revenue:
GLUMETZA	1,269,000	382,000
ProQuin XR	694,000	511,000
AcuForm technology	500,000	—
Total license revenue	2,463,000	893,000

Total revenues	$3,829,000	$1,342,000

Product sales

The GLUMETZA product that we began selling to wholesalers and retail pharmacies in September 2006 is subject to rights of return of up to twelve months after product expiration. Given the limited sales history of GLUMETZA and return privileges, we currently cannot reliably estimate expected returns of the product at the time of shipment.  We defer recognition of revenue on product shipments of GLUMETZA to our customers until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. We estimate the volume of prescription units dispensed by pharmacies based on an analysis of third-party information, including third-party market research data, information obtained from certain wholesalers with respect to inventory levels and out-movement and retail pharmacy re-stocking activity. For the quarter ended March 31, 2007, we recognized approximately $1.3 million of product sales of GLUMETZA, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks. We have deferred recognition of revenue on GLUMETZA product shipments to customers which we estimate have not been dispensed through patient prescriptions. At March 31, 2007, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $4.0 million associated with the deferral of revenue on GLUMETZA product shipments, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts and chargebacks.

ProQuin XR product sales relate to our supply agreement with Esprit. We began supplying Esprit with commercial quantities of ProQuin XR in the fourth quarter of 2005. Esprit did not make any purchases from us in the first quarter of 2007.

Royalties

GLUMETZA royalties for quarter ended March 31, 2007 relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of GLUMETZA in Korea. GLUMETZA royalties for the quarter ended March 31, 2006 relate to royalties we received on Biovail’s product launch of GLUMETZA in Canada.

Our agreement with Esprit provides for royalty payments by Esprit to us of 15 percent to 25 percent of ProQuin XR net sales in the United States, based on escalating net sales and subject to certain minimum royalty amounts. Esprit’s minimum royalty obligation for 2007 is $5.0 million, and in subsequent years is $5.0 million per year, subject to annual increases in the consumer price index beginning in 2008. As a result of returns of product to Esprit, Esprit was not obligated to pay us any royalties for the quarter ended March 31, 2007. Accordingly, we recognized no royalty revenue on ProQuin XR for the quarter ended March 31, 2007.

License revenue

We received $25.0 million in GLUMETZA license fees from Biovail in July 2005. We are recognizing the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA, should the 1000mg GLUMETZA obtain approval in the United States.

We also received a $600,000 upfront license fee from LG in August 2004 and a $500,000 milestone payment received in November 2006 with respect to LG’s approval to market GLUMETZA in the Republic of Korea. These payments were originally deferred and amortized as license revenue over the estimated length of time that we were obligated to provide LG with assistance in development and manufacturing. In January 2007, we amended our agreement with LG, granted LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and removed the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by us to LG. Under the amended agreement, we no longer have continuing performance obligations that are other than inconsequential or perfunctory to LG. Accordingly, the remaining $905,000 of previously deferred revenue was recognized as license revenue in the quarter ended March 31, 2007.

As of March 31, 2007, we have received $40.0 million in license fees under our license agreement with Esprit for ProQuin XR.  We received $30.0 million in license fees in July 2005 and an additional $10.0 million in December 2006. The license fees received are being recognized as revenue ratably commencing on our receipt of the fees through June 2020, which represents the length of time we are obligated to manufacture ProQuin XR under our ProQuin XR supply agreement with Esprit.  License revenue increased in the quarter ended March 31, 2007 over the quarter ended March 31, 2006 as a result of additional amortization of license revenue resulting from the receipt of the $10.0 million in December 2006. Esprit is obligated to pay us an additional $10.0 million in July 2007. Should Esprit not pay us the final $10.0 million license fee installment, it could result in a material adverse effect on our financial condition.

In February 2007, we received $500,000 from Biovail upon entering into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. We have no continuing performance obligations that are other than inconsequential or perfunctory under the agreement and have recognized the entire upfront license fee as revenue in the quarter ended March 31, 2007.

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

Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted. Total research and development expense for the first quarter of 2007, as compared to the prior year, was as follows:

	Three Months Ended March 31,
	2007	2006
Research and development expense	$8,572,000	$5,684,000
Dollar change from prior year	2,888,000
Percentage change from prior year	51%

The increase in research and development expense in the quarter ended March 31, 2007 from the quarter ended March 31, 2006 was primarily due to expense related to our ongoing Phase 3 clinical trials for Gabapentin GR for the treatment of postherpetic neuralgia. We expect to complete our Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia in 2007. Stock-based compensation included in research and development expense was $201,000 and $238,000 for three months ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows:

	Three Months Ended March 31,
	2007	2006
Selling, general, and administrative expense	$6,227,000	$3,931,000
Dollar change from prior year	2,296,000
Percentage change from prior year	58%

The increase in selling, general and administrative expense for the quarter ended March 31, 2007 from the quarter ended March 31, 2006 was primarily due to approximately $0.8 million in expense related to marketing costs associated with GLUMETZA, which was launched in September 2006, $0.2 million in promotion fees due to King under the promotion agreement related to GLUMETZA and an increase of $0.8 million in legal fees due to our patent infringement case against IVAX Corporation. Stock-based compensation included in selling, general and administrative expense was $288,000 and $310,000 for three months ended March 31, 2007 and 2006, respectively.

Interest and Other Income

	Three Months Ended March 31,
	2007	2006
Interest and other income	$410,000	$595,000
Dollar change from prior year	(185,000)
Percentage change from prior year	(31)%

Interest and other income decreased during quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 as a result of lower investment balances in 2007.

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

The Series A Preferred Stock accrued dividends through January 20, 2006, the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the quarters ended March 31, 2007 and 2006, we recognized Series A Preferred Stock deemed dividends of approximately $167,000 and $173,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of the time the Series A Preferred Stock is surrendered or January 2009.

As of March 31, 2007, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18,159,000. The warrant was convertible into 2,705,430 shares of our common stock at a conversion price of $6.71 as of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$25,770,000	$33,557,000

Since inception through March 31, 2007, we have financed our product development efforts and operations primarily from private and public sales of equity securities and receipts of upfront license fees from collaborative and license partners. In July 2005, we received $25.0 million under our license agreement with Biovail and $30.0 million under our license agreement with Esprit. In December 2006, we received an additional $10.0 million from Esprit. Esprit is obligated to pay us an additional $10.0 million in July 2007.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30,000,000 of our common stock, or (b) 8,399,654 shares of common stock. Sales to Azimuth under the agreement, if any, will occur over a 24-month term and will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from 3.775% to 6.375%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to 1.125% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of March 31, 2007, we have not sold any common stock to Azimuth under this common stock purchase agreement.

In April 2007, we completed a registered direct offering of 5,300,000 shares of common stock with selected institutional investors. The shares were sold at a price of $3.775 per share, with net proceeds totaling approximately $20,000,000.

As of March 31, 2007, we have accumulated net losses of $195.0 million. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources and contractual amounts due to us will permit us to meet our capital and operational requirements through at least the first quarter of 2008. We base this expectation on our current operating plan, which may change as a result of many factors.

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

•          results of ongoing discussions with Esprit related to the commercialization of ProQuin XR, and our ProQuin XR license agreement;

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

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2007 was approximately $8.0 million, compared to cash used in operating activities of approximately $5.8 million for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, cash used in operating activities was primarily due to our net loss for the quarter adjusted for stock-based compensation, depreciation expense and movements in working capital. The increase in cash used in operating activities for the three months ended March 31, 2007 as compared to the prior year was primarily due to an increase in net loss.

Cash Flows from Investing Activities

Cash used in investing activities in the three months ended March 31, 2007 was approximately $1.6 million and consisted of a net increase in marketable securities. Net cash provided by investing activities in the three months ended March 31, 2006 totaled approximately $4.8 million and consisted of a $5.0 million net decrease in marketable securities offset by $0.2 million in purchases of laboratory and office equipment.

Cash Flows from Financing Activities

Cash provided by financing activities in the three months ended March 31, 2007 was approximately $0.2 million compared to cash provided by financing activities of approximately $1.7 million for the same period in 2006. In the three months ended March 31, 2007, the amount consisted of cash proceeds from exercises of stock options. In the three months ended March 31, 2006, the amount consisted primarily of cash proceeds from the exercises of warrants and stock options.

Contractual Obligations

As of March 31, 2007, our aggregate contractual obligations are as shown in the following table.

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,239,000	$1,883,000	$15,000	$3,137,000
Purchase commitments	531,000	—	—	531,000
	$1,770,000	$1,883,000	$15,000	$3,668,000

At March 31, 2007, we had non-cancelable purchase orders and minimum purchase obligations of $411,000 under our manufacturing agreement with MOVA Pharmaceuticals for the manufacture of GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts. We are also contractually obligated to pay PharmaNova consultancy fees of $120,000 under a consulting agreement related to our Gabapentin GR product candidate for the treatment of menopausal hot flashes.

The contractual obligations reflected in this table exclude $3.5 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. These payments relate to various milestones for the product candidate under the sublicense agreement, including dosing of the first patient in any Phase 3 trial, submission to the FDA of an NDA, and FDA approval of an NDA. The table above also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with King.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights.  In January 2006, Depomed filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which are owned by Depomed.  The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablet. In April 2006, IVAX filed an answer and counterclaim, in which it alleged that the patents in the suit are not infringed by IVAX and are invalid and unenforceable. In December 2006, the court issued an order construing certain of the claim terms appearing in the patents. Discovery in the case is ongoing, and the court has not yet set a deadline for the close of discovery.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. We believe the following risks and uncertainties, along with the risks and uncertainties described above under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES” are the material risks and uncertainties we face at the present time. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. There were no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Esprit has exclusive marketing rights to ProQuin XR in the United States.  Esprit launched ProQuin XR in November 2005.  In July 2006, we agreed to extend to December 2006 the due date on the $10 million license fee payment to Depomed that had been due in July 2006.  In December 2006, we did not receive the license fee payment on its due date, and we initiated arbitration proceedings related to alleged breaches by Esprit of our license agreement with Esprit.  Later in December 2006, Esprit paid us the $10 million license fee payment and we withdrew without prejudice the notice and demand for arbitration.  We also agreed to commence discussions with Esprit toward a mutually agreeable, long-term restructuring of the license agreement.  Those discussions began in January 2007 and are continuing.  The results of those discussions are uncertain, and we may not be able to negotiate mutually agreeable modifications to the license agreement.

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

We have licensed exclusive marketing rights to the 500mg GLUMETZA in Canada to Biovail, and to LG Life Sciences in Korea.  Biovail launched the 500mg GLUMETZA in Canada in November 2005, and LG launched the 500mg GLUMETZA in Korea in 2006 under the trade name Novamet GR.  We have also entered into a supply and distribution agreement with Madaus related to the commercialization of ProQuin XR in Europe.  If Biovail or LG fail to successfully commercialize GLUMETZA in Canada or Korea, respectively, or if Madaus fails to successfully commercialize ProQuin XR in Europe, our business and future revenues may be adversely affected.

Our product candidates are at early stages of development and may not be successful or achieve market acceptance.

We have completed enrollment of a Phase 3 clinical trial of Gabapentin GR for the treatment of postherpetic neuralgia, and we have completed a Phase 2 trial of Gabapentin GR for diabetic neuropathy.  We initiated a clinical development program for Gabapentin GR for the treatment of hot flashes associated with menopause and a clinical development program of our gastroesophageal reflux disease product candidate. In April 2007, we submitted a prior approval supplement to the GLUMETZA NDA seeking approval to market in the United States the 1000mg formulation of GLUMETZA, for which we have an exclusive license in the United States.  We have other product candidates in earlier stages of development.  Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  We are unable to predict whether any of these other product candidates will receive regulatory clearances or be successfully manufactured or marketed.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain.  Even if these other product candidates receive regulatory clearance, they may not achieve or maintain market acceptance. Also, substantially all of our product candidates, other than the 1000mg formulation of GLUMETZA, use our AcuForm technology.  If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We are expecting operating losses in the future.

To date, we have recorded limited revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three months ended March 31, 2007, we recorded total revenues of $3.8 million, and for the years ended December 31, 2006, 2005 and 2004, we recorded total revenues of $9.6 million, $4.4 million and $200,000, respectively. For the three months ended March 31, 2007, we incurred a net loss of $10.9 million, and for the years ended December 31, 2006, 2005 and 2004 we incurred net losses of $39.7 million, $24.5 million and $26.9 million, respectively. As we incur expenses related to the commercialization of GLUMETZA, continue our research and development efforts, preclinical testing and clinical trial activities, and expand our sales and marketing organization, we anticipate that we will continue to incur substantial operating losses for at least the next year. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

We currently have a collaboration agreement for development of product candidates through the feasibility phase with New River Pharmaceuticals, and we have a collaboration arrangement with Patheon, Inc. related to the potential development of product candidates for third parties.  We also have a collaboration agreement with Supernus, Inc. providing for the development of a product candidate through feasibility, with the possibility to enter into a definitive agreement providing for the further development of the product candidate by either or both parties.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued patents, and have fourteen patent applications pending in the United States.  In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad.  We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us.  However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, we are aware that patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents.  If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.  Such a license may not be available on acceptable terms, or at all.  Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.  In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

In January 2006, we filed a complaint against IVAX Corporation in federal court for infringement of two of our U.S. patents related to the AcuForm delivery technology.  The complaint alleged infringement of our patents by IVAX’s extended release metformin hydrochloride tablet. Although we intend to vigorously enforce our intellectual property rights, litigation is expensive and unpredictable and there can be no assurance that we will be successful in our litigation against IVAX.  If one or more of our patents is declared invalid or key claims are disallowed, the patent protection for our products and product candidates could be substantially weakened and our business and business prospects could be severely impacted.

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

Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products would adversely impact our financial position and liquidity and would make it difficult for us to raise financing on favorable terms, if at all.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed and our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals.  These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of our ongoing Phase 3 clinical trial of Gabapentin GR, or the initiation of other clinical programs. All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

To market any of our products outside of the United States, we and our collaborative partners, including Madaus, which has the exclusive rights to commercialize ProQuin XR in Europe, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

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

We are responsible for the supply and distribution of GLUMETZA. MOVA Pharmaceuticals, a subsidiary of Patheon, Inc., is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with MOVA Pharmaceuticals in December 2006.  We purchase the active ingredient for the 500mg GLUMETZA from Farmhispania, S.A., a sole supplier to us, on a purchase order basis.  If the new formulation of 1000mg GLUMETZA is approved, we will rely on Biovail as our sole supplier.  We will be unable to supply GLUMETZA in a timely manner if we are unable to obtain GLUMETZA 500mg tablets from our contract manufacturer or active pharmaceutical ingredient from suppliers, or GLUMETZA 1000mg tablets from Biovail.

We are also responsible for supplying commercial quantities of ProQuin XR to Esprit.  For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier.  Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to ProQuin XR, is also a sole supplier to us.  We obtain the active pharmaceutical ingredient to ProQuin XR on a purchase order basis only.  We will also be responsible for the manufacture of bulk ProQuin XR tablets to Madaus for the European market, if the product is approved for marketing in European jurisdictions.  We intend to purchase ProQuin XR tablets from MOVA Pharmaceuticals for that purpose. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or ProQuin XR tablets from our contract manufacturers, we may be unable to manufacture ProQuin XR in a timely manner, if at all.

Although we have obtained clinical batches of Gabapentin GR from a contract manufacturer, we currently have no long-term supply arrangement with respect to Gabapentin GR.  Any failure to obtain clinical supplies of Gabapentin GR could adversely affect our Gabapentin GR clinical development programs.

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

These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.  We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.  To the extent these costs are significant, our selling, general and administrative expenses are likely to increase.

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

Not applicable.

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

Date: May 9, 2007	DEPOMED, INC.

	By:	/s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

	By:	/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer