Form 10-Q
period 2007-06-30
DEPOMED INC
filed 2007-08-08
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes  ☐    No  ☒

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 3, 2007 was 47,630,945.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,554	$14,574
Marketable securities	20,711	16,985
Accounts receivable	1,312	7,127
Unbilled accounts receivable	421	1,955
Inventories	4,393	4,483
Prepaid and other current assets	2,003	2,756
Total current assets	38,394	47,880
Marketable securities	5,106	1,999
Property and equipment, net	2,108	2,541
Other assets	197	197
	$45,805	$52,617
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,561	$4,886
Accrued compensation	1,295	1,818
Accrued clinical trial expense	1,072	726
Accrued promotion fee expense	663	2,340
Other accrued liabilities	2,722	3,088
Deferred product sales	3,486	4,825
Deferred license revenue	4,438	4,600
Other current liabilities	56	56
Total current liabilities	16,293	22,339
Deferred license revenue, non-current portion	54,623	57,483
Other long-term liabilities	56	84
Commitments
Shareholders’ deficit:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, with an aggregate liquidation preference of $18,159	12,015	12,015
Common stock, no par value, 100,000,000 shares authorized; 47,630,945 and 42,029,411 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	166,767	144,820
Accumulated deficit	(203,937)	(184,111)
Accumulated other comprehensive loss	(12)	(13)
Total shareholders’ deficit	(25,167)	(27,289)
	$45,805	$52,617

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product sales	$2,502	$1,165	$3,833	$1,265
Royalties	45	80	79	430
License revenue	1,059	893	3,523	1,786
Collaborative revenue	2	75	2	75
Total revenues	3,608	2,213	7,437	3,556

Costs and expenses:
Cost of sales	569	1,051	874	1,125
Research and development	6,129	6,768	14,701	12,452
Selling, general and administrative	6,323	4,898	12,550	8,830
Total costs and expenses	13,021	12,717	28,125	22,407

Loss from operations	(9,413)	(10,504)	(20,688)	(18,851)

Interest and other income	456	586	866	1,181

Net loss before income taxes	(8,957)	(9,918)	(19,822)	(17,670)

Provision for income taxes	(3)	—	(4)	—

Net loss	(8,960)	(9,918)	(19,826)	(17,670)

Deemed dividend on preferred stock	(170)	(162)	(337)	(335)

Net loss applicable to common stock shareholders	$(9,130)	$(10,080)	$(20,163)	$(18,005)

Basic and diluted net loss applicable to common stock shareholders per common share	$(0.20)	$(0.24)	$(0.46)	$(0.44)

Shares used in computing basic and diluted net loss per common share	46,233,946	41,517,862	44,166,899	41,182,550

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net loss	$(19,826)	$(17,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	864
Employee and director stock-based compensation	1,031	1,217
Stock-based compensation related to consultants	24	—
Changes in assets and liabilities:
Accounts receivable	7,349	1,182
Inventories	90	(320)
Prepaid and other current assets	753	(1,166)
Other assets	—	47
Accounts payable and other accrued liabilities	(4,050)	1,865
Accrued compensation	(522)	(512)
Royalty advances	—	626
Deferred revenue	(4,361)	(1,668)
Net cash (used in) operating activities	(19,043)	(15,535)

Investing Activities
Purchases of property and equipment	(121)	(428)
Purchases of marketable securities	(21,594)	(20,072)
Maturities of marketable securities	14,846	29,433
Sales of marketable securities	—	1,497
Net cash (used in) provided by investing activities	(6,869)	10,430

Financing Activities
Proceeds from issuance of common stock	20,892	2,434
Net cash provided by financing activities	20,892	2,434

Net (decrease) in cash and cash equivalents	(5,020)	(2,671)
Cash and cash equivalents at beginning of period	14,574	7,566
Cash and cash equivalents at end of period	$9,554	$4,895

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2007 are not necessarily indicative of results to be expected for the entire year ending December 31, 2007 or future operating periods.

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company and Depomed Development, Ltd., or DDL. DDL does not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated. DDL was dissolved in April 2007.

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

The Company sells GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the limited sales history of GLUMETZA, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data, information obtained from wholesalers with respect to inventory levels and out-movement and retail pharmacy re-stocking activity. As a result of this policy, the Company has a deferred revenue balance of $3.5 million at June 30, 2007 related to GLUMETZA product shipments that have not been recognized as revenue, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates. The Company will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Product sales revenue related to the Company’s supply agreement with Esprit Pharma, Inc. (Esprit) was recognized after the expiration of a 30-day period in which Esprit was entitled to reject product that did not meet agreed-upon specifications. The supply agreement with Esprit was terminated in July 2007.

Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under the Company’s agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they are not estimable.

The Company recognized royalties under its license agreement with Esprit based on Esprit’s sales of ProQuin XR, net of any estimated returns, discounts, rebates and chargebacks, subject to minimum annual royalties. The license agreement with Esprit was terminated in July 2007.

Revenue from license arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. License fee payments received in excess of amounts earned are classified as deferred revenue until earned.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

 The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations. As of June 30, 2007, the individual contractual period for all available-for-sale debt securities is less than two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government debt securities	$2,992	$(1)	$5,794	$(2)	$8,786	$(3)
U.S. corporate debt securities	15,531	(9)	—	—	15,531	(9)
Total available-for-sale	$18,523	$(10)	$5,794	$(2)	$24,317	$(12)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2007.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive. At June 30, 2007 and 2006, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 8,576,829 and 8,399,008, respectively.

NOTE 4.  STOCK-BASED COMPENSATION

The Company adopted FAS 123(R) on January 1, 2006 as described in Note 1 of the Notes to Condensed Consolidated Financial Statements. The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options and the Company’s employee stock purchase program (ESPP) in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of sales	$5	$—	$9	$—
Research and development expense	207	251	408	489
Selling, general and administrative expense	350	418	638	728
Total	$562	$669	$1,055	$1,217

At June 30, 2007, Depomed had $5.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.6 years.

NOTE 5.  COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 approximates net loss and includes unrealized gains and losses on marketable securities.

NOTE 6.  COLLABORATIVE ARRANGEMENTS AND CONTRACTS

LG Life Sciences

In January 2007, the Company and LG Life Sciences further amended the parties’ license and distribution agreement, originally entered into in August 2004 and subsequently amended in November 2006. The amendment grants LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and to remove the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by the Company to LG. The Company received a $0.6 million upfront license fee received in August 2004 and a $0.5 million milestone payment received in November 2006 with respect to LG’s approval to market GLUMETZA in the Republic of Korea that were originally deferred and amortized as revenue over the estimated length of time the Company was obligated to provide assistance in development and manufacturing. Under the amended agreement, the Company no longer has continuing performance obligations to LG that are other than inconsequential or perfunctory and accordingly, the remaining $0.9 million of previously deferred revenue was recognized as license revenue in the first quarter of 2007.

Biovail

In February 2007, the Company entered into a license and development agreement with Biovail granting Biovail an option to license the AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Pursuant to the agreement, Biovail paid the Company an upfront fee of $0.5 million in February 2007, and is contingently obligated to pay the Company additional fees related to the exercise of the license option, the initiation of the first Phase 3 trial for each product and upon receipt of U.S. regulatory approval for each product. The agreement also requires that Biovail make royalty payments to the Company on net commercial sales of any product developed under the agreement. As the Company has no continuing obligations to Biovail under the agreement that are other than inconsequential or perfunctory, the $0.5 million upfront license fee was recognized as license revenue in the first quarter of 2007.

Also in February 2007, the Company amended its stock purchase agreement with Biovail originally entered into in May 2002. The amended stock purchase agreement removed Biovail’s observer rights at our Company’s board of directors meetings and removed the right of first negotiation in favor of Biovail with respect to acquisition transactions involving the Company.

NOTE 7. INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and ProQuin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$973	$1,343
Work-in-process	392	1,387
Finished goods	2,546	970
Deferred costs	482	783
Total	$4,393	$4,483

Deferred costs represent the costs of GLUMETZA product shipped for which recognition of revenue has been deferred.

NOTE 8. SHAREHOLDERS’ EQUITY

Registered Direct Equity Offering

In April 2007, the Company completed a registered direct offering of 5,300,000 shares of common stock with selected institutional investors. The shares were sold at a price of approximately $3.78 per share, with net proceeds totaling approximately $20.0 million.

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

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three and six months ended June 30, 2007, the Company recognized Series A Preferred Stock deemed dividends of approximately $0.2 and $0.3 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of June 30, 2007, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18.2 million. The warrant was convertible into 2,739,098 shares of the Company’s common stock at a conversion price of $6.63 as of June 30, 2007.

Option Exercises

Employees and consultants exercised options to purchase 164,628 and 226,472 shares of the Company’s common stock with net proceeds to the Company of approximately $0.5 and $0.7 million during the three and six months ended June 30, 2007, respectively.

Employee Stock Purchase Plan

In May 2007, the Company sold 72,217 shares under the ESPP. The shares were purchased at a weighted average exercise price of $3.09 with proceeds of approximately $0.2 million.

NOTE 9. INCOME TAXES

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, the Company had $2.3 million and $2.7 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance. Upon adoption of FIN 48, no adjustment was made to the Company’s liability for uncertain tax positions or the Company’s beginning accumulated deficit balance. The adoption of FIN 48 did not have a material impact on the Company’s financial statements, results of operations or cash flows.

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

NOTE 10. SUBSEQUENT EVENTS

Esprit Pharma

In July 2007, the Company entered into a termination and assignment agreement with Esprit terminating the exclusive license agreement originally entered into in July 2005 and subsequently amended in July 2006, in which the Company granted Esprit marketing and distribution rights for in the United States for ProQuin XR. The related supply agreement entered into in July 2005 and co-promotion agreement entered into in July 2006 were also terminated.

Upon entering into the termination and assignment agreement, the marketing and distribution rights in the United States for ProQuin XR were transferred back to the Company and Esprit paid the Company $17.5 million representing (i) a $10.0 million payment in respect of the final license payment that would have been due to the Company in July 2007 under the license agreement; (ii) a $2.5 million payment in respect to a pro-rated portion of minimum royalties for 2007; and (iii) a $5.0 million termination fee. The termination and assignment agreement removed Esprit’s future minimum royalty obligations to the Company.

Watson Pharmaceuticals

In July 2007, the Company entered into a promotion agreement with Watson Pharmaceuticals (Watson) granting Watson a co-exclusive right to promote ProQuin XR to the urology specialty and long-term care facilities in the United States.  Watson is required to deliver a minimum number of annual sales detail calls to urologists and to maintain a sales force of a minimum size.  Watson will receive a promotion fee equal to an agreed upon portion of gross margin attributable to the urology specialty and long-term care facilities above an agreed upon baseline level. The Company will be responsible for the manufacture and distribution of ProQuin XR and each party will bear all of its own personnel and other costs, including marketing expenses.  The term of the promotion agreement is three years, subject to early termination in certain circumstances, with up to two additional one-year renewal periods at the election of Watson. The Company has retained the right to promote ProQuin XR to physicians outside the urology and long-term care markets, either directly or through third parties.

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

•    the success of GLUMETZA™ and ProQuin® XR in the United States;

•    the success of our collaborative arrangement with King Pharmaceuticals with respect to GLUMETZA;

•    the success of our collaborative arrangement with Watson Pharmaceuticals with respect to ProQuin XR;

•    our ability to obtain marketing partners for Gabapentin GR™ and other product candidates;

•    market acceptance of GLUMETZA and ProQuin XR;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  We have developed two commercial products.  GLUMETZA (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we jointly commercialize in the United States with King Pharmaceuticals.  ProQuin XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections.

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

Our most advanced product candidate in development is Gabapentin GR, an extended release form of gabapentin. In July 2007, we announced that the primary endpoint of our Phase 3 clinical trial for the treatment of postherpetic neuralgia (PHN) was not achieved with statistical significance and are currently evaluating those results. We have also completed and announced positive results of a Phase 2 clinical trial for the treatment of diabetic peripheral neuropathy (DPN), and initiated a Phase 2 clinical trial for the treatment of menopausal hot flashes. Additionally, we have other product candidates in earlier stages of development, including a treatment for gastroesophageal reflux disease (GERD).

Our intellectual property position includes nine issued patents and fifteen patent applications pending in the United States.

Significant Developments for the Quarter Ended June 30, 2007

•    In June 2007, we enrolled our first patient in a Phase 2 clinical trial for Gabapentin GR for the treatment of menopausal hot flashes;

•    In April 2007, we completed a registered direct offering of 5,300,000 shares of common stock with selected institutional investors and received net proceeds of approximately $20.0 million;

•    In April 2007, we submitted a prior approval supplement to the FDA covering the 1000mg GLUMETZA seeking approval to market the product in the United States;

•    Revenues for the three months ended June 30, 2007 were $3.6 million compared to $2.2 million for the three months ended June 30, 2006;

•    Operating expenses for the three months ended June 30, 2007 were $12.5 million compared to $11.7 million for the three months ended June 30, 2006;

•    Cash, cash equivalents and marketable securities were $35.4 million as of June 30, 2007, compared to $33.6 million as of December 31, 2006.

RECENT PRODUCT DEVELOPMENTS

MARKETED PRODUCTS

GLUMETZA™

In April 2007, we submitted a prior approval supplement to the FDA covering the 1000mg GLUMETZA seeking approval to market the product in the United States. In August 2007, we received an approvable letter from the FDA in response to the prior approval supplement.  The conditions to approval set forth in the letter relate primarily to manufacturing, and we are working with Biovail to resolve them.  We expect that the conditions will be satisfied, and the 1000mg GLUMETZA to be commercially available in the first quarter of 2008.

LG Life Sciences.  In January 2007, we amended our GLUMETZA license agreement with LG covering Korea. We granted LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and removed the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by the Company to LG.

ProQuin® XR

Esprit Pharma.  In July 2007, we entered into a termination and assignment agreement with Esprit terminating the exclusive license and marketing agreement originally entered into in July 2005 and subsequently amended in July 2006, in which we previously granted Esprit ProQuin XR marketing and distribution rights in the United States. The related supply agreement entered into in July 2005 and co-promotion agreement entered into in July 2006 were also terminated.

Upon entering into the termination and assignment agreement, the marketing and distribution rights in the United States for ProQuin XR were transferred back to us and Esprit paid us $17.5 million representing (i) a $10.0 million payment in respect of the final license payment that would have been due to us in July 2007 under the exclusive license and marketing agreement; (ii) a $2.5 million payment in respect to a pro-rated portion minimum royalties for 2007; and (iii) a $5.0 million termination fee. The termination and assignment agreement removed Esprit’s future minimum royalty obligations to us.

Under the termination and assignment agreement, Esprit is responsible for all returns and rebates associated with ProQuin XR product distributed by Esprit prior to the effective date of the agreement. Esprit is also responsible to continue detailing ProQuin XR to physicians through the earliest to occur of (i) September 15, 2007; (ii) the occurrence of a change in control of Esprit; or (iii) an earlier date as requested by us.

As of June 30, 2007, we have received $40.0 million in license fees under our license agreement with Esprit for ProQuin XR.  We received $30.0 million in license fees in July 2005 and an additional $10.0 million in December 2006. The final $10.0 installment was due in July 2007. Through June 30, 2007, the $40.0 million in license fees received was recognized as revenue ratably commencing on our receipt of the fees through June 2020, which represented the length of time we were obligated to manufacture ProQuin XR under our ProQuin XR supply agreement with Esprit. In July 2007, we and Esprit terminated the license and supply agreements and we no longer have continuing performance obligations to Esprit. Accordingly, we anticipate the remaining deferred revenue of $36.1 million at June 30, 2007 will be recognized as license revenue in the third quarter of 2007.

Watson Pharmaceuticals.  In July 2007, we entered into a promotion agreement with Watson granting Watson a co-exclusive right to promote ProQuin XR to the urology specialty and long-term care facilities in the United States.  Watson is required to deliver a minimum number of annual sales detail calls to urologists and to maintain a sales force of a minimum size.  Watson will receive a promotion fee equal to an agreed upon portion of gross margin attributable to the urology specialty and long-term care facilities above an agreed upon baseline level. We will be responsible for the manufacture and distribution of ProQuin XR. Each party will bear all of its own personnel and other costs, including marketing expenses.  The term of the Promotion Agreement is three years, subject to early termination in certain circumstances, with up to two additional one-year renewal periods at the election of Watson. We have retained the right to promote ProQuin XR to physicians outside the urology and long-term care markets, either directly or through third parties. We expect to re-launch ProQuin XR in the second half of 2007.

Madaus.  In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form.  In March 2006, Madaus filed a Marketing Authorization Application for ProQuin XR with the Medical Products Agency in Sweden.  We are in the process of assisting Madaus with a response to comments and questions on the Marketing Authorization Application that Madaus received in May 2007.  Madaus is required to submit its response to the Swedish Medical Products Agency’s questions and comments in August 2007.  We anticipate that the Medical Products Agency will act on the response submitted by Madaus before the end of the first quarter of 2008.

PRODUCT CANDIDATES

Gabapentin GR™

Postherpetic Neuralgia.  In May 2006, we initiated a Phase 3 clinical trial for Gabapentin GR for the treatment of PHN.  The study was a randomized, double-blind, placebo-controlled study of approximately 400 PHN patients.  The study was fully enrolled in early March 2007.  Patients in the study were randomized into three treatment arms:  placebo, a total daily dose of 1800mg of Gabapentin GR dosed once daily, and a total daily dose of 1800mg of Gabapentin GR dosed twice daily.

The primary objective of the study was to assess the efficacy of Gabapentin GR in reducing the pain associated with PHN, measured from baseline pain scores to the end of a ten-week treatment period on the basis of the Likert pain scale.  Secondary objectives include an assessment of changes from baseline in sleep interference, and additional patient and clinician assessments of pain and quality of life.

In July 2007, we announced the primary endpoint was not achieved with statistical significance for either active treatment regimen, as compared to placebo, over the ten-week treatment period. The mean reductions in average daily pain scores from baseline to end of study were 1.83 (once-daily), 1.72 (twice-daily) and 1.43 (placebo). However, statistical significance relative to placebo was achieved in each of the first six weeks for the once-daily treatment arm and in each of the first five weeks for the twice-daily treatment arm. Pain scores in the placebo group continued to improve in the last four weeks of the study.

The secondary endpoints of sleep interference, Clinical Global Impression of Change (CGIC), a scale used by physicians for overall assessment of patient improvement, and Patient Global Impression of Change (PGIC), a scale used by patients to report their overall assessment of change, were all statistically significant for the once-daily treatment compared to placebo over the ten week study period. Sleep interference scores were reduced by 2.01 points with Gabapentin GR compared to -1.39 with placebo (p=0.014). Physicians reported that 48.0% of patients taking Gabapentin once-daily were “very much improved” or “much improved” compared to 27.1% of the patients who received placebo (p<0.001), as measured by the CGIC. Similar results were observed for the PGIC in the once-daily and placebo arms (p=0.009).

We are currently analyzing the clinical trial data and have not yet determined whether we will conduct one or more additional clinical trials, either alone or with a collaborative partner.

Menopausal Hot Flashes.  In April 2007, we commenced a Phase 2 study of Gabapentin GR for the treatment of menopausal hot flashes assessing the relationship between various doses and dosing schedules of Gabapentin GR and the safety and efficacy of the formulation of Gabapentin GR for the treatment of menopausal hot flashes. In June 2007, we enrolled our first patient in the Phase 2 clinical trial. The study is a double-blind, placebo-controlled, multi-center trial of approximately 108 menopausal women experiencing recurrent moderate to severe hot flashes. The primary endpoint of the trial is the frequency and severity of hot flashes, relative to baseline. Secondary endpoints include, among others, the efficacy of Gabapentin GR relative to placebo based on changes from baseline to the end of each treatment period, average daily frequency and severity score of hot flashes and sleep quality.

Gastroesophageal Reflux Disease Program

In 2006, we conducted a Phase 1 study of the GERD treatment omeprazole, a generic proton pump inhibitor, designed to provide us with insight into our formulation strategy for our GERD program.  We have also conducted two proof of concept studies related to our GERD program.  In the initial study, we determined that our gastric retentive omeprazole tablet can deliver a pulse of omeprazole 4 to 6 hrs after ingestion.  In the second study, we are investigating the effect on nighttime stomach acid levels observed when omeprazole is delivered in two pulses. The first pulse is with the evening meal and the second sometime later.  Our analysis of the results of the second study will be completed in August 2007.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

Supernus.  In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging our AcuForm drug delivery technology.  The cost and ownership of the program will be shared between the parties equally. We continue to participate with Supernus on this collaborative program.

Biovail.  In February 2007, we entered into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Pursuant to the agreement, Biovail paid us an upfront fee of $0.5 million in February 2007, and is contingently obligated to pay us additional fees related to the exercise of the license option, the initiation of the first Phase 3 trial for each product and upon receipt of U.S. regulatory approval for each product.   The agreement also stipulates that Biovail make royalty payments to us on net commercial sales of any product developed under the agreement.

Also in February 2007, we amended our stock purchase agreement with Biovail, which was originally entered into in May 2002. The amended stock purchase agreement removed Biovail’s observer rights on our board of directors and removed the right of first negotiation in favor of Biovail with respect to any acquisition transactions of Depomed.

New River.  In June 2005, we entered into a development and license agreement with New River Pharmaceuticals, Inc. (New River) to develop through the feasibility phase up to three proprietary New River compounds in combination with our AcuForm technology.  Pursuant to the agreement, New River is obligated to fund any research and development under the agreement, and New River may acquire worldwide rights to use our AcuForm technology in the product candidates for agreed-upon milestone payments and royalties.  Through January 2007, New River had proposed three product candidates for development.  In April 2007, Shire Pharmaceuticals, Inc. acquired New River.  We have not commenced any work on any feasibility programs related to the proposed product candidates and have received no further information from New River or Shire related to the proposed product candidates since January 2007.  We have requested that Shire inform us as to its continuing interest in the development of the product candidates proposed by New River.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales:
GLUMETZA	$2,502	$—	$3,833	$—
ProQuin XR	—	1,165	—	1,265
Total product sales	2,502	1,165	3,833	1,265

Royalties:
GLUMETZA	45	9	79	98
ProQuin XR	—	71	—	332
Total royalties	45	80	79	430

License revenue:
GLUMETZA	364	382	1,632	764
ProQuin XR	695	511	1,391	1,022
AcuForm technology	—	—	500	—
Total license revenue	1,059	893	3,523	1,786

Collaborative revenue	2	75	2	75

Total revenues	$3,608	$2,213	$7,437	$3,556

Product sales

The GLUMETZA product that we began selling to wholesalers and retail pharmacies in September 2006 is subject to rights of return of up to twelve months after product expiration. Given the limited sales history of GLUMETZA and return privileges, we currently cannot reliably estimate expected returns of the product at the time of shipment.  We defer recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. We estimate the volume of prescription units dispensed by pharmacies based on an analysis of third-party information, including third-party market research data, information obtained from certain wholesalers with respect to inventory levels and out-movement and retail pharmacy re-stocking activity. For the three and six months ended June 30, 2007, we recognized approximately $2.5 million and $3.8 million of product sales of GLUMETZA, respectively, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates. We have deferred recognition of revenue on GLUMETZA product shipments to customers which we estimate have not been dispensed through patient prescriptions. At June 30, 2007, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $3.5 million associated with the deferral of revenue on GLUMETZA product shipments, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates.

ProQuin XR product sales in 2006 relate to our supply agreement with Esprit. We began supplying Esprit with commercial quantities of ProQuin XR in the fourth quarter of 2005. There were no product sales of ProQuin XR in 2007. The supply agreement was terminated in July 2007.

Royalties

GLUMETZA royalties for the three and six months ended June 30, 2007 relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of GLUMETZA in Korea. We began receiving royalties from LG in the first quarter of 2007.

In July 2007, we terminated our license and distribution agreement with Esprit which provided for royalty payments by Esprit to us on ProQuin XR net sales in the United States. As a result of returns of product to Esprit, Esprit was not obligated to pay us any royalties for the three and six months ended June 30, 2007. Accordingly, we recognized no royalty revenue on ProQuin XR for the three and six months ended June 30, 2007. Under the termination and assignment agreement, Esprit paid us $2.5 million in royalties in July 2007, which we anticipate will be recognized as royalty revenue in the third quarter of 2007. Esprit will no longer be obligated to pay us royalties on ProQuin XR sales.

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

We also received a $0.6 million upfront license fee from LG in August 2004 and a $0.5 million milestone payment received in November 2006 with respect to LG’s approval to market GLUMETZA in the Republic of Korea. These payments were originally deferred and amortized as license revenue over the estimated length of time we were obligated to provide assistance in development and manufacturing. In January 2007, we amended our agreement with LG, granted LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and removed the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by us to LG. Under the amended agreement, we no longer have continuing performance obligations that are other than inconsequential or perfunctory to LG. Accordingly, the remaining $0.9 million of previously deferred revenue was recognized as license revenue in the first quarter of 2007.

As of June 30, 2007, we have received $40.0 million in license fees under our license agreement with Esprit for ProQuin XR.  We received $30.0 million in license fees in July 2005 and an additional $10.0 million in December 2006. The final $10.0 installment was due in July 2007. Through June 30, 2007, the $40.0 million in license fees received was recognized as revenue ratably commencing on our receipt of the fees through June 2020, which represented the length of time we were obligated to manufacture ProQuin XR under our ProQuin XR supply agreement with Esprit. In July 2007, we and Esprit terminated the license and supply agreements and we no longer have continuing performance obligations to Esprit. Accordingly, we anticipate the remaining deferred revenue of $36.1 million at June 30, 2007 will be recognized as license revenue in the third quarter of 2007. In July 2007, we received the final $10.0 million installment as part of the termination agreement, which we anticipate will be recognized as license revenue in July 2007.

In February 2007, we received $0.5 million from Biovail upon entering into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. We have no continuing performance obligations that are other than inconsequential or perfunctory under the agreement. Accordingly, we have recognized the entire upfront license fee as revenue in the first quarter of 2007.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and six months ended June 30, 2007, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$569	$1,051	$874	$1,125

Cost of sales for the three and six months ended June 30, 2007 relates primarily to costs associated with the sale of GLUMETZA.  Costs of sales for the three and six months ended June 30, 2006 relates primarily to costs associated with the supply of ProQuin XR to Esprit. The costs of manufacturing associated with deferred revenue on GLUMETZA product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Research and Development Expense

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Furthermore, our business strategy involves licensing certain of our drug candidates to collaborative partners. Depending upon when such collaborative arrangements are executed, the amount of costs incurred solely by us will be impacted. Total research and development expense for the three and six months ended June 30, 2007, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expense	$6,129	$6,768	$14,701	$12,452
Dollar change from prior year	(639)		2,249
Percentage change from prior year	(9.4)%		18.1%

The decrease in research and development expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to lower outside contract service expenses for our clinical trial expenses related to the completion of the Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia. The decrease was partially offset by outside contract service expenses for our clinical trial expenses associated with our Phase 2 clinical trial for Gabapentin GR for the treatment of menopausal hot flashes.

The increase in research and development expense for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to higher outside contract service expenses for our clinical trial expenses related to our Phase 2 clinical trial for Gabapentin GR for the treatment of menopausal hot flashes and costs associated with our Phase 2a proof-of-concept GERD formulation studies.

We are currently analyzing the clinical trial data results of our Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia which did not meet its primary endpoint. We may decide to commence one or more additional Phase 3 trials for Gabapentin GR for the treatment of postherpetic neuralgia either alone or with a collaborative partner, which may result in increased research and development expense in future periods.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling, general and administrative	$6,323	$4,898	$12,550	$8,830
Dollar change from prior year	1,425		3,720
Percentage change from prior year	29.1%		42.1%

The increase in selling, general and administrative expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to $0.7 million in promotion fees due to King under the promotion agreement for GLUMETZA, which was launched in September 2006, and $0.6 million in marketing costs associated with GLUMETZA.

The increase in selling, general and administrative expense for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to an increase of $1.2 million in marketing costs associated with GLUMETZA, a $1.3 million increase in legal fees resulting from our patent infringement case against IVAX, $0.9 million in promotion fees due to King under the promotion agreement for GLUMETZA, and a $0.6 million increase in consulting expenses.

Interest and Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and other income	$456	$586	$866	$1,181
Dollar change from prior year	(130)		(315)
Percentage change from prior year	(22.2)%		(26.7)%

Interest and other income decreased during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006 as a result of lower investment balances in 2007.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$35,371	$33,558

Since inception through June 30, 2007, we have financed our product development efforts and operations primarily from private and public sales of equity securities and receipts of upfront license fees from collaborative and license partners. In July 2005, we received $25.0 million under our license agreement with Biovail and $30.0 million under our license agreement with Esprit. In December 2006, we received an additional $10.0 million from Esprit.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. Sales to Azimuth under the agreement, if any, will occur over a 24-month term and will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of June 30, 2007, we have not sold any common stock to Azimuth under this common stock purchase agreement.

In April 2007, we completed a registered direct offering of 5,300,000 shares of common stock with institutional investors. The shares were sold at a price of approximately $3.78 per share, with net proceeds totaling approximately $20.0 million.

In July 2007, Esprit paid us $17.5 million in connection with the termination of the license and supply agreement.

As of June 30, 2007, we have accumulated net losses of $203.9 million. We expect to continue to incur operating losses for at least the next year. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the second quarter of 2008. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•   expenditures related to our commercialization and development efforts;

•   results of research and development efforts;

•   financial terms of definitive license agreements or other commercial agreements we enter into, if any;

•   results of our litigation against IVAX;

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and, except for the common stock purchase agreement with Azimuth, we have no other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•   delay, postpone or terminate clinical trials;

•   curtail other operations significantly; and/or

•   obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise additional capital would have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2007 was approximately $19.0 million, compared to cash used in operating activities of approximately $15.5 million for the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, cash used in operating activities was primarily due to our net loss adjusted for stock-based compensation, depreciation expense and movements in working capital. The increase in cash used in operating activities for the six months ended June 30, 2007 as compared to the prior year was primarily due to an increase in net loss and a decrease in accounts payable and other accrued liabilities.

Cash Flows from Investing Activities

Cash used in investing activities in the six months ended June 30, 2007 was approximately $6.9 million and consisted of a net increase in marketable securities. Net cash provided by investing activities in the six months ended June 30, 2006 totaled approximately $10.4 million and consisted of a $10.8 million net decrease in marketable securities offset by $0.4 million in purchases of laboratory and office equipment.

Cash Flows from Financing Activities

Cash provided by financing activities in the six months ended June 30, 2007 was approximately $20.9 million compared to cash provided by financing activities of approximately $2.4 million for the same period in 2006. In the six months ended June 30, 2007, the amount consisted of $20.0 million in proceeds from our registered direct offering in April 2007 and $0.9 million in cash proceeds from exercises of stock options and our ESPP. In the six months ended June 30, 2006, the amount consisted primarily of cash proceeds from the exercises of warrants and stock options.

Contractual Obligations

As of June 30, 2007, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	More than 3 years	Total
Operating leases	$1,307	$1,604	$40	$2,951
Other commitments	60	—	—	60
	$1,367	$1,604	$40	$3,011

The contractual obligations reflected in this table exclude $3.5 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. These payments relate to various milestones for the product candidate under the sublicense agreement, including dosing of the first patient in any Phase 3 trial, submission to the FDA of an NDA, and FDA approval of an NDA. The table above also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreements with King or Watson.

We are also contractually obligated to pay PharmaNova consultancy fees of $30,000 per month through August 2007 under a consulting agreement related to our Gabapentin GR product candidate for the treatment of menopausal hot flashes.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings relating to some of our intellectual property rights.  In January 2006, we filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which we own.  The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablets.  In April 2006, IVAX filed an answer and counterclaim, in which it alleged that the patents in the suit are not infringed by IVAX and are invalid and unenforceable. In December 2006, the court issued an order construing certain of the claim terms appearing in the patents.  Fact discovery in the case was completed in July 2007.  Expert discovery is ongoing, and the court has set a deadline for the completion of expert discovery of September 12, 2007.  The court has also set deadline for the submission of summary judgment motions of October 5, 2007.  A trial date has not yet been set by the court.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following factors, along with those set described above under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Information.”

Our recent Phase 3 trial for Gabapentin GR failed to meet the primary efficacy endpoint and there can be no assurance this drug candidate will be approved.

In July 2007, we announced that our drug candidate Gabapentin GR failed to meet the primary efficacy endpoint in a Phase 3 trial for the treatment of postherpetic neuralgia (PHN).  We are currently analyzing the clinical trial data from this trial and have not yet determined whether we will conduct one or more additional clinical trials, either alone or with a marketing partner, or whether we will abandon the further development of the drug for this indication.

If we conduct additional trials, we will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing.  Even if these trials are successful, the approval date for the drug is likely to be significantly delayed, which means that we would not receive revenue from drug sales for a number of years, if at all.  If we decide to abandon the further development of Gabapentin GR for PHN, our commercial prospects may be adversely affected.

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

We depend on Watson Pharmaceuticals for the successful commercialization of ProQuin XR in the United States.

In July 2007, we granted Watson Pharmaceuticals the co-exclusive marketing rights to ProQuin XR in the United States for urology specialty and long-term care sales channels.  As described above, we do not have a commercial sales force and do not, for the foreseeable future, expect to have the resources to successfully promote ProQuin XR on our own.  Accordingly, we will depend on Watson to successfully promote this drug.  Our prior marketing partner for ProQuin XR, Esprit Pharma, was unable to successfully commercialize ProQuin XR following its initial launch in November 2005.  As a result, we and Esprit agreed to terminate the license in July 2007.  It is possible that Watson could also have similar difficulties commercializing ProQuin XR.  If Watson fails to successfully commercialize ProQuin XR, our business, financial condition and results of operations may be materially and adversely affected.

We depend on our marketing partners for the successful commercialization of GLUMETZA in Canada and Korea, and of ProQuin XR in Europe.

We have licensed exclusive marketing rights to the 500mg GLUMETZA in Canada to Biovail, and in Korea to LG Life Sciences.  Biovail launched the 500mg GLUMETZA in Canada in November 2005, and LG launched the 500mg GLUMETZA in Korea in 2006 under the trade name Novamet GR.  We have also entered into a supply and distribution agreement with Madaus related to the commercialization of ProQuin XR in Europe.  If Biovail fails to successfully commercialize GLUMETZA in Canada and/or LG fails to successfully commercialize Novamet GR in Korea, our business and future revenues may be adversely affected.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

We have the following programs in clinical development: Gabapentin GR for postherpetic neuralgia, Gabapentin GR for diabetic peripheral neuropathy, Gabapentin GR for the treatment of hot flashes associated with menopause and a compound for the treatment of gastroesophageal reflux disease.  We also have other product candidates in earlier stages of development.

Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  Additionally, clinical trial results in earlier trials may not be indicative of results that will be obtained in subsequent larger trials, as was the case with our recently completed Phase 3 trial for Gabapentin GR for the treatment of postherpetic neuralgia.

We are unable to predict whether any of these product candidates will receive regulatory clearances or be successfully manufactured or marketed.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain.  Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, substantially all of our product candidates use the AcuForm technology.  If it is discovered that the AcuForm technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business would be significantly harmed.

We are expecting operating losses in the future.

To date, we have recorded limited revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the six months ended June 30, 2007, we recorded total revenues of $7.4 million, and for the years ended December 31, 2006, 2005 and 2004, we recorded total revenue of $9.6 million, $4.4 million and $0.2 million, respectively. For the six months ended June 30, 2007, we incurred a net loss of $19.8 million, and for the years ended December 31, 2006, 2005 and 2004 we incurred net losses of $39.7 million, $24.5 million and $26.9 million, respectively. We expect the termination of our license agreement with Esprit in July 2007 and accelerated recognition of previously deferred revenue under the arrangement will allow us to be profitable for the third quarter of 2007. As we incur expenses related to the commercialization of GLUMETZA and continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses in the fourth quarter of 2007 and at least through fiscal year 2008. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•      results of clinical trials for our product candidates;

•      announcements regarding development plans for our drug candidates, including Gabapentin GR;

•      the degree of commercial success of ProQuin XR and GLUMETZA;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of our Gabapentin GR Phase 3 trial results, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have a collaboration agreement for development of product candidates through the feasibility phase with New River Pharmaceuticals, who was acquired by Shire Pharmaceuticals, Inc., and we have a collaboration arrangement with Patheon, Inc. related to the potential development of product candidates for third parties.  We also have a collaboration agreement with Supernus, Inc. providing for the development of a product candidate through feasibility, with the possibility to enter into a definitive agreement providing for the further development of the product candidate, by either or both parties.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to agree to less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals.  These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, or the initiation of other clinical programs. All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

We depend on third parties who are single source suppliers to manufacture ProQuin XR, GLUMETZA and our other product candidates.  If these suppliers are unable to manufacture ProQuin XR, GLUMETZA or our product candidates, our business will be harmed.

We are responsible for the supply and distribution of GLUMETZA, and MOVA Pharmaceuticals, a subsidiary of Patheon, Inc., is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with MOVA Pharmaceuticals in December 2006. If approved, Biovail will be our sole supplier for the new formulation of 1000mg GLUMETZA.  We will be unable to manufacture GLUMETZA in a timely manner if we are unable to obtain GLUMETZA 500mg tablets from our contract manufacturer or active pharmaceutical ingredient from suppliers, or GLUMETZA 1000mg tablets from Biovail.

We are also responsible for supply and distribution of ProQuin XR.  For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier. We purchase the active ingredient for ProQuin XR from Uquifa Mexico, S.A., a sole supplier to us, on a purchase order basis. We will also be responsible for the manufacture of bulk ProQuin XR tablets to Madaus for the European market, if the product is approved for marketing in European jurisdictions.  We intend to purchase ProQuin XR tablets from MOVA Pharmaceuticals for that purpose. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or ProQuin XR tablets from our contract manufacturers, we may be unable to manufacture ProQuin XR in a timely manner, if at all.

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

Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2007 sales of our products, but:

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

Our success is dependent in large part upon the continued services of John W. Fara, Ph.D., our Chairman, President and Chief Executive Officer, Carl A. Pelzel, our Executive Vice President and Chief Operating Officer, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Dr. Fara, Mr. Pelzel or any of our other executive officers that provide for their continued employment with us and we may be at increased risk of losing key employees following the Phase 3 results from our recent Gabapentin GR trial for PHN. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock.  As a result, our existing common shareholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount.  For example, in December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., pursuant to which we may sell shares of common stock at a discount to the prevailing market price ranging from approximately 3.8% to 6.4%, excluding an additional placement agent fee of approximately 1.1% payable by us on the gross offering proceeds. In addition, as other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 31, 2007 to consider and vote on the following proposals: (i) the election of directors until the next annual meeting of shareholders (Proposal 1); (ii) an amendment of the 2004 Equity Incentive Plan (the 2004 Plan) to increase the number of shares of common stock issuable under the 2004 Plan by an additional 1,500,000 shares to an aggregate of 5,000,000 shares (Proposal 2); (iii) an amendment of the 2004 Employee Stock Purchase Plan (the ESPP) to increase the number of shares issuable under the ESPP by an additional 500,000 shares to an aggregate of 1,000,000 shares (Proposal 3); and (iv) the ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007 (Proposal 4).

Proposal 1:   The shareholders of Depomed elected seven directors to serve until the next annual meeting of shareholders.  The votes regarding the election of directors were as follows:

	Shares Voted For	Votes Withheld
John W. Fara, Ph.D.	34,418,103	5,110,020
G. Steven Burrill	36,471,883	3,056,240
John W. Shell, Ph.D	36,241,543	3,286,580
Craig R. Smith, M.D	36,818,263	2,709,860
Peter D. Staple	37,090,132	2,447,991
Julian N. Stern	31,612,292	7,915,831
David B. Zenoff, D.B.A.	36,825,158	2,702,965

Proposal 2:  The shareholders of Depomed approved the amendment of the 2004 Plan to increase the number of shares of common stock issuable under the 2004 Plan by an additional 1,500,000 shares to an aggregate of 5,000,000 shares with the following votes:

For	19,153,372
Against	4,519,248
Abstain	94,411

Proposal 3:  The shareholders of Depomed approved the amendment of the ESPP to increase the number of shares issuable under the ESPP by an additional 500,000 shares to an aggregate of 1,000,000 shares with the following votes:

For	20,900,638
Against	2,784,057
Abstain	82,336

Proposal 4:  The shareholders of Depomed approved the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007 with the following votes:

For	39,312,635
Against	190,105
Abstain	25,383

ITEM 5.                      OTHER INFORMATION

In June 2007, the Company amended its supply agreement with Biovail originally entered into in December 2005. The amendment extends the period of time the Company is required to launch the 1000mg GLUMETZA to up to 180 days after regulatory approval, provided that Biovail is in compliance with its supply obligations.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1 (1)	Form of Common Stock Purchase Agreement between Depomed, Inc. and institutional investors dated April 20, 2007
	10.2	2004 Equity Incentive Plan
	10.3	2004 Employee Stock Purchase Plan
	10.4	Amendment to the Supply Agreement between the Company and Biovail Laboratories International SRL dated June 30, 2007
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John W. Fara, Ph.D
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of John F. Hamilton
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of John W. Fara, Ph.D.
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of John F. Hamilton

(1)          Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007	DEPOMED, INC.

/s/ John F. Hamilton
John F. Hamilton
Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Accounting
and Financial Officer)

/s/ John W. Fara, Ph.D.
John W. Fara, Ph.D.
President, Chairman and
Chief Executive Officer