Form 10-K
period 2007-12-31
DEPOMED INC
filed 2008-03-12
CIK 1005201

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2007 was approximately $218,230,000. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2007 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of March 6, 2008 was 47,866,571.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2008 Annual Meeting of Shareholders, expected to be held on or about May 23, 2008, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2007 FORM 10-K REPORT

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

  •
  the commercial success and market acceptance of GLUMETZA® (metformin hydrochloride extended release tablets) in the United States;

  •
  our ability to find a commercialization partner for GLUMETZA;

  •
  our ability to find development and commercialization partners for Gabapentin GR™ and other product candidates;

  •
  results and timing of our clinical trials, including the results of our Gabapentin GR trials;

  •
  the results of our internal research and development efforts;

  •
  our ongoing patent litigation against IVAX;

  •
  acceptance and approval of regulatory filings;

  •
  our need for, and ability to raise, additional capital;

  •
  market acceptance of ProQuin® XR (ciprofloxacin hydrochloride extended release tablets);

  •
  the efforts of Watson Pharmaceuticals with respect to the commercialization of ProQuin XR;

  •
  our collaborative partners' compliance or non-compliance with their obligations under our agreements with them; and

  •
  our plans to develop other product candidates.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "ITEM 1A. RISK FACTORS" section and elsewhere in this Annual Report on Form 10-K. We disclaim any intent to update or revise these forward-looking statements to reflect new events or circumstances.

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

        Unless the context indicates otherwise, "Depomed", "the Company", "we", "our" and "us" refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our headquarters are located in Menlo Park, California.

        Depomed® and ProQuin® are registered trademarks of Depomed. Gabapentin GR™ and AcuForm™ are trademarks of Depomed. GLUMETZA® is a registered trademark of Biovail Laboratories International, s.r.l. exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company, with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. In 2006 and 2007, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants.

        We have developed two commercial products. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States. ProQuin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma (Watson).

        We have a three-pronged approach to product development designed to optimize the use and value of our drug delivery technologies, while managing the costs and risks associated with developing and commercializing pharmaceutical products. We develop products for our own account that are designed to compete in large growing markets and that can be highly differentiated from immediate release versions of the compounds upon which they are based. Second, we selectively enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's compound, resulting in significantly greater value for Depomed than a traditional fee-for-service arrangement. Third, we enter into arrangements that enable our technology to be applied by other companies to a greater number of compounds than our infrastructure can support, so as to derive additional value from our technology. In the future, we plan to commercialize our proprietary products, relying on partners to cover the large primary care audiences, while maintaining co-promotion and distribution rights in order to be in a position to create our own sales force when appropriate, thereby increasing the value to us of our products, and our control over them.

        Our most advanced product candidate in development is Gabapentin GR™, an extended release form of gabapentin. With respect to Gabapentin GR, we have completed a Phase 2 clinical trial for the treatment of women with menopausal hot flashes. We have also completed a Phase 3 clinical trial for the treatment of postherpetic neuralgia, and have initiated a second Phase 3 trial for the same indication. In addition, we have other product candidates in earlier stages of development, including a treatment for gastroesophageal reflux disease.

        The following table summarizes our marketed products, and our product pipeline.

Marketed Products
Product	Indication	Status(1)
GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.
ProQuin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Co-promoted in the US with Watson Pharma. Regulatory application pending in Sweden. European rights held by Rottapharm.
Product Pipeline
Gabapentin GR™	Postherpetic neuralgia	Second Phase 3 study underway.
	Diabetic peripheral neuropathy	Phase 2 trial complete.
	Menopausal hot flashes	Phase 2 trial complete. Phase 3 study design ongoing.
Omeprazole	Gastroesophageal reflux disease	Phase 1a and Phase 2a proof of concept studies completed.
Undisclosed compound	Confidential(2)	Preclinical studies. Partnered with Supernus Pharmaceuticals, Inc.
Two undisclosed compounds	Confidential	Preclinical development ongoing.

(1)
The section below entitled "Government Regulation" for additional information regarding the phases of drug development.

(2)
The compound and indication may not be disclosed pursuant to the collaboration agreement.

SIGNIFICANT DEVELOPMENTS DURING 2007

        Among the significant developments in our business during 2007 were the following:

  •
  In February 2007, we entered into a license and development agreement with Biovail Corporation granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products.

  •
  In April 2007, we completed a registered direct offering of 5,300,000 shares of common stock with selected institutional investors and received net proceeds of approximately $20.0 million.

  •
  In June 2007, we enrolled our first patient in a Phase 2 clinical trial for Gabapentin GR for menopausal hot flashes. We completed enrollment of the study in September, and announced positive top-line efficacy data in February 2008.

  •
  In July 2007, we announced the results of our Phase 3 clinical trial for Gabapentin GR for postherpetic neuralgia. The primary endpoint in the study was not achieved with statistical significance for either active treatment regimen, as compared to placebo, over the ten-week treatment period. However, important secondary endpoints related to efficacy were achieved with statistical significance relative to placebo, and the incidence of certain adverse events associated with gabapentin was relatively low.

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

  •
  In August 2007, Dr. John W. Fara retired from his positions as our Chairman, President and Chief Executive Officer of Depomed. Dr. Fara continues to serve Depomed as a director and a consultant to the Company.

  •
  In August 2007, Carl A. Pelzel was appointed as our President and Chief Executive Officer, and Craig R. Smith, M.D., was appointed Chairman of the Board of Directors.

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

  •
  In October 2007, we terminated our promotion agreement with King Pharmaceuticals related to GLUMETZA. Pursuant to the termination agreement, King paid us $29.7 million in termination and other fees, and fulfilled its GLUMETZA promotion obligations through December 31, 2007.

  •
  In December 2007, Michael Sweeney, M.D. was appointed as our Vice President, Product Development.

  •
  Revenues for the year ended December 31, 2007 were $65.6 million, and included $48.6 million associated with our Esprit license, supply and termination agreements, compared to $9.6 million for the year ended December 31, 2006.

  •
  Operating expenses for the year ended December 31, 2007 were $15.4 million, compared to operating expenses of $49.6 million for the year ended December 31, 2006. Operating expenses for 2007 included a $29.6 million gain on termination of our promotion agreement with King, and a $5.0 million gain on termination of our Esprit license and supply agreements

  •
  Cash, cash equivalents and marketable securities were $69.5 million as of December 31, 2007, compared to $33.6 million as of December 31, 2006.

MARKETED PRODUCTS

GLUMETZA

  General

        The 500mg strength of GLUMETZA is our internally developed once-daily metformin product for type 2 diabetes. The FDA approved GLUMETZA for marketing in the United States in June 2005. At that time, a subsidiary of Biovail Corporation, or Biovail, held US and Canadian marketing rights to GLUMETZA pursuant to a license agreement we entered into with the Biovail subsidiary in 2002. We reacquired the US rights to GLUMETZA from Biovail in December 2005. In June 2006, we entered into a promotion arrangement with King Pharmaceuticals (King) related to GLUMETZA under which we and King jointly commercialize GLUMETZA in the United States. GLUMETZA was launched in the United States in September 2006. In February 2007, we obtained a waiver from the FDA of a Phase 4 pediatric study on GLUMETZA.

        In October 2007, we terminated our promotion agreement with King related to GLUMETZA. Pursuant to the termination agreement, King paid us $29.7 million in termination and other fees, and fulfilled its GLUMETZA promotion obligations through December 31, 2007. We are not required to pay King promotion fees on sales of GLUMETZA for periods after September 30, 2007. We are in discussions with potential marketing partners for GLUMETZA in the United States.

        In connection with the restructuring of our GLUMETZA agreements with Biovail in December 2005, we also acquired an exclusive US license to a 1000mg strength of GLUMETZA utilizing proprietary Biovail drug delivery technology. In December 2007, the FDA approved the 1000mg formulation for marketing in the United States. We expect the 1000mg GLUMETZA to be available late in the second quarter of 2008.

        Our issued US patents covering the 500mg GLUMETZA expire between 2016 and 2021. Biovail has a patent application related to the 1000mg formulation that is pending.

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

  Target Market

        According to the American Diabetes Association (ADA), 24 million people in the United States have diabetes. Of those, 17.5 million are diagnosed. The ADA estimates that the number of diagnosed diabetics in the United States is increasing by approximately one million per year. Among adults with diagnosed diabetes, 57 percent take oral medication only, and 12 percent take both insulin and oral medication, according to the 2001-2003 National Health Interview Survey of the Centers for Disease Control and Prevention. In 2006, the metformin market in the United States was approximately $1.4 billion in retail sales.

  GLUMETZA Collaboration, Commercialization and Licensing Arrangements

        We are currently seeking a commercialization partner for GLUMETZA in the United States.

        Publicis Selling Solutions.    In February 2008, we entered into a professional detailing services agreement with Publicis Selling Services pursuant to which approximately 33 part-time Publicis sales representatives detail GLUMETZA to physicians. The term of the contract is six months.

        King Pharmaceuticals.    In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which we granted King the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King was required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of GLUMETZA, King received a promotion fee equal to fifty percent of gross margin, which was defined in the agreement as sales of GLUMETZA, net of returns, discounts, rebates and chargebacks, minus cost of goods sold and certain adjustments. Out-of-pocket marketing expenses were shared with King at an agreed-upon ratio, in which Depomed's share was lower than King's.

        In October 2007, we and King terminated the promotion agreement. Pursuant to the termination agreement, King paid us $29.7 million in termination and other fees, and fulfilled its GLUMETZA promotion obligations through December 31, 2007. We are not required to pay King promotion fees on sales of GLUMETZA for periods after September 30, 2007.

        Biovail.    We licensed US and Canadian rights to GLUMETZA to Biovail in 2002. In 2005, we received a $25.0 million license fee payment from Biovail under our original license agreement following FDA approval of GLUMETZA. In December 2005, we and Biovail entered into an Amended and Restated License Agreement relating to GLUMETZA. The Amended and Restated License Agreement supersedes our April 27, 2004 Amended License and Development Agreement with Biovail.

        Pursuant to the amended and restated license agreement, Biovail has an exclusive license in Canada to manufacture and market the 500mg GLUMETZA, and we receive royalties of six percent of Canadian net sales of the 500mg GLUMETZA. We also receive payments from Biovail equal to one percent of Canadian net sales of the 1000mg GLUMETZA. The royalty payable by Biovail on net sales of the 500mg GLUMETZA was increased to ten percent for the period from June 30, 2007 to December 28, 2007, and returned to six percent when we obtained regulatory approval in the United States of the 1000mg formulation of GLUMETZA.

        In December 2005, we also entered into a Manufacturing Transfer Agreement and a Supply Agreement with Biovail related to the 1000mg GLUMETZA with Biovail. Under those agreements, we received an exclusive license to market the 1000mg GLUMETZA in the United States, and an exclusive license to the "GLUMETZA" trademark in the United States for the purpose of marketing GLUMETZA. We will purchase 1000mg GLUMETZA exclusively from Biovail under the Supply Agreement, subject to back-up manufacturing rights in our favor. If we exercise our back-up manufacturing rights, compensation to Biovail will change from a supply-based arrangement to royalties of six percent of net sales of the 1000mg GLUMETZA in the United States (or, if less, thirty percent of royalties and other similar payments from our licensees) under the Manufacturing Transfer Agreement. Also, we will pay Biovail royalties of one percent of net sales of the 500mg GLUMETZA in the United States (or, if less, five percent of royalties and other similar payments from our licensees).

        LG Life Sciences.    In August 2004, we entered into a license and distribution agreement granting LG Life Sciences an exclusive license to the 500mg GLUMETZA in the Republic of Korea. LG Life Sciences launched the product, known as Novamet GR, in Korea in 2006.

        We received a $0.6 million upfront license fee from LG in connection with entering into the agreement. In November 2006, we amended the agreement to provide for a $0.5 million milestone payment from LG with respect to LG's approval to market GLUMETZA in the Republic of Korea, rather than a $0.7 million payment, as reflected in the original agreement. We received the $0.5 million payment in November 2006, net of applicable Korean withholding taxes, and commenced negotiations to further amend the agreement to formally grant LG a license to manufacture the 500mg GLUMETZA in exchange for royalties on net sales of GLUMETZA in Korea, and to remove the provisions of the original agreement providing for the supply of 500mg GLUMETZA tablets by us to LG. In January 2007, we completed our negotiations with LG, and entered into an amended license agreement implementing the provisions.

ProQuin® XR

  General

        ProQuin XR is a once-daily formulation of the antibiotic ciprofloxacin for uncomplicated urinary tract infections. We developed ProQuin XR, and the FDA approved it for marketing in the United States in May 2005. Esprit Pharma licensed marketing rights to ProQuin XR in the United States in July 2005, and launched the product in the United States in November 2005.

        Our issued US patents covering ProQuin XR expire between 2016 and 2020. We have additional US patent applications covering ProQuin XR that are pending.

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

  ProQuin XR Collaboration and Licensing Arrangements

        Watson Pharma.    In July 2007, following the termination of our ProQuin XR licensing arrangement with Esprit Pharma described below, we entered into a promotion agreement with Watson Pharma, a subsidiary of Watson Pharmaceuticals, granting Watson a co-exclusive right to promote ProQuin XR to the urology specialty and long-term care facilities in the United States. In September 2007, we amended the agreement to also grant Watson a co-exclusive right to promote ProQuin XR to the ob/gyn specialty. Watson is required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size. Watson will receive a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level. We are responsible for the manufacture and distribution of ProQuin XR. Each party bears all of its own personnel and other costs, including marketing expenses. The term of the promotion agreement is three years, subject to early termination in certain circumstances, with up to two additional one-year renewal periods at the election of Watson. We have retained the right to promote ProQuin XR to physicians outside the urology and ob/gyn specialties and long-term care markets, either directly or through third parties. We and Watson re-launched ProQuin XR in October 2007.

        Esprit Pharma.    In July 2005, we entered into an exclusive license and marketing agreement with Esprit Pharma, Inc. pursuant to which we granted Esprit exclusive US marketing and distribution rights to ProQuin XR. The agreement obligated Esprit to pay us $50 million in license fees; $30 million, which was paid in 2005, and two $10 million installments in July 2006 and in July 2007. The agreement also provided for royalty payments to us of 15 percent to 25 percent of ProQuin XR net sales, based on escalating net sales, subject to minimum royalty obligations of $4.6 million in 2006, $5.0 million in 2007 and in subsequent years remains at $5.0 million, subject to annual increases in the consumer price index beginning in 2008. We also had a supply agreement with Esprit under which we provided Esprit with commercial quantities of ProQuin XR.

        In July 2006, we amended the license agreement with Esprit to, among other matters, extend to December 2006 the due date on the $10 million license fee payment to Depomed that had been due in July 2006, to credit royalties paid to us for sales made in the fourth quarter of 2005 of ProQuin XR against Esprit's $4.6 million minimum royalty obligation in 2006, and to establish a joint marketing team to periodically review and discuss all aspects of the commercialization of ProQuin XR.

        Also in July 2006, we entered into a co-promotion agreement with Esprit in which we obtained co-promotion rights to market ProQuin XR that permitted us to promote ProQuin XR in the United States to up to 40,000 physicians in exchange for an 18% promotion fee.

        In December 2006, we delivered a notice to Esprit regarding alleged breaches by Esprit of the license agreement. The alleged breaches related to Esprit's failure to make a $10 million license fee payment due to the Company in December 2006, and to use commercially reasonable efforts to market ProQuin XR. In connection with the notice, we filed a demand for binding arbitration. Subsequent to the delivery of the notice and demand for arbitration, Esprit paid us the $10 million license fee payment in December 2006 and we withdrew without prejudice the notice and demand for arbitration. We also agreed to commence, in January 2007, discussions with Esprit toward a mutually agreeable, long-term restructuring of the license agreement.

        In July 2007, we entered into a termination and assignment agreement with Esprit terminating the exclusive license and marketing agreement, and the related supply and co-promotion agreements. Upon entering into the termination and assignment agreement, the marketing and distribution rights in the United States for ProQuin XR were transferred back to us and Esprit paid us $17.5 million, representing (i) a $10.0 million payment in respect of the final license payment that would have been due to us in July 2007 under the exclusive license and marketing agreement; (ii) a $2.5 million payment in respect to a pro-rated portion minimum royalties for 2007; and (iii) a $5.0 million termination fee. The termination and assignment agreement removed Esprit's future minimum royalty obligations to us. Under the termination and assignment agreement, Esprit remains responsible for all returns and rebates associated with ProQuin XR product distributed by Esprit.

        Madaus/Rottapharm.    In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l., who was acquired by Rottapharm in June 2007. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. In March 2006, Madaus filed a Marketing Authorization Application for ProQuin XR with the Medical Products Agency in Sweden. We assisted Madaus with a response to comments and questions on the Marketing Authorization Application that Madaus received in May 2007. Madaus submitted its response to the Swedish Medical Products Agency's questions and comments in August 2007, and submitted responses to further questions and comments in December 2007. We anticipate that the Medical Products Agency will make a final determination on the application before the end of the second quarter of 2008.

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

        Postherpetic Neuralgia.    Postherpetic neuralgia, or PHN, is a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. There are an estimated 600,000 to 1 million cases of shingles each year, according to the Centers for Disease Control and Prevention. The incidence of PHN increases in elderly shingles patients, in whom the incidence of PHN in shingles patients 50 to 69 years old is 50 percent and increases to 75 percent in patients over 70 years old, according to WWMR, Inc., a pharmaceutical market research firm. Pain associated with PHN reportedly can be so severe that patients are unable to resume normal activities for months. Since there is no cure for PHN, treatments are focused on relieving pain.

        Our issued US patents covering Gabapentin GR for PHN expire between 2016 and 2021. We have a number of patent applications related to Gabapentin GR pending.

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

        Our issued US patents covering Gabapentin GR for DPN expire between 2016 and 2021. We have a number of patent applications related to Gabapentin GR pending.

  Target Market

        Approximately 2.6 million people are estimated to have suffered from moderate to severe neuropathic pain in 2004. The overall neuropathic pain market is expected to reach $5 billion in 2010, according to Datamonitor.

  Clinical Program

        2008 Phase 3 Postherpetic Neuralgia Study.    In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for Gabapentin GR for PHN. The study is a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients. Patients in the study are randomized into two treatment arms: placebo, or 1800mg of Gabapentin GR dosed once daily.

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

        The primary differences in the ongoing study relative to the Phase 3 PHN study we concluded in 2007 are: (a) there is only one active treatment arm (1800 mg once daily) rather than two; and (b) patients enrolled in the study must have "stable PHN disease" for at least six months, rather than three months, following healing of the shingles rash.

        In November 2007, we submitted to the FDA a protocol for a Phase 3 registration trial for Gabapentin GR to the FDA for a special protocol assessment, or SPA, pursuant to which we requested that the FDA assess whether the protocol is adequate to meet the scientific and regulatory requirements necessary to support marketing approval of Gabapentin GR for PHN. The FDA did provide us with guidance and comments on our proposed protocol, but indicated that the protocol was not eligible for an SPA.

        2006/2007 Postherpetic Neuralgia Study.    In May 2006, we initiated a Phase 3 clinical trial for Gabapentin GR for the treatment of PHN. The study was a randomized, double-blind, placebo-controlled study of approximately 400 PHN patients. The study was fully enrolled in early March 2007. Patients in the study were randomized into three treatment arms: placebo, a total daily dose of 1800mg of Gabapentin GR dosed once daily, and a total daily dose of 1800mg of Gabapentin GR dosed twice daily.

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

        In July 2007, we announced the primary endpoint was not achieved with statistical significance for either active treatment regimen, as compared to placebo, over the ten-week treatment period. The mean reductions in average daily pain scores from baseline to end of study were 1.83 (once-daily), 1.72 (twice-daily) and 1.43 (placebo). However, statistical significance relative to placebo was achieved in each of the first seven weeks for the once-daily treatment arm and in each of the first four weeks for the twice-daily treatment arm.

        The secondary endpoints of sleep interference, Clinical Global Impression of Change (CGIC), a scale used by physicians for overall assessment of patient improvement, and Patient Global Impression of Change (PGIC), a scale used by patients to report their overall assessment of change, were all statistically significant for the once-daily treatment compared to placebo over the ten week study period. Sleep interference scores were reduced by 2.01 points with Gabapentin GR compared to -1.39 with placebo (p=0.014). Physicians reported that 48.0% of patients taking Gabapentin once-daily were "very much improved" or "much improved" compared to 27.1% of the patients who received placebo (p<0.001), as measured by the CGIC. Similar results were observed for the PGIC in the once-daily and placebo arms (p=0.009).

        Phase 2 Postherpetic Neuralgia Study.    We conducted a randomized, double-blind, placebo-controlled Phase 2 trial of 158 PHN patients, and reported the results of the study in January 2006. Patients were randomized into three treatment groups for four weeks of treatment: placebo, an 1800mg total daily dose of Gabapentin GR given once daily, and an 1800mg total daily dose of Gabapentin GR given twice daily. The primary objective of the study was to assess the relative efficacy of Gabapentin GR once-daily, twice-daily, and placebo in reducing PHN patients' average daily pain scores from baseline to the end of a four-week treatment period on the basis of the Likert pain scale, and 11-point numerical rating scale used to assess pain intensity. Secondary objectives included assessments of changes from baseline in sleep interference, and additional patient and clinician assessments of pain.

        Reductions in average daily pain scores were statistically significant with twice-daily Gabapentin GR from week two to the end of treatment based on the Likert pain scale. Clinically significant improvements in the score were observed with mean change from baseline to study end of -2.24 compared to -1.29 for placebo (p=0.014). The secondary endpoint of sleep interference was also statistically significantly different, with sleep interference scores reduced by -2.28 with Gabapentin GR compared to -1.16 with placebo (p=0.006).

        For once-daily Gabapentin GR, there was an improvement in pain that did not reach statistical significance, with a reduction in mean daily pain score of -1.93 with Gabapentin GR compared to -1.29 with placebo (p=0.089). Sleep Interference Scores were reduced by -1.94 compared to -1.16 with placebo (p=0.048).

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

        Reductions in average daily pain scores from baseline to the end of treatment based on the Likert pain scale were statistically significant with once-daily Gabapentin GR. Clinically significant improvements in the pain score were observed with a mean change from baseline to study end of -2.45 compared to -1.26 for placebo (p=0.002). Although not statistically significantly different for twice-daily Gabapentin GR, there was pain improvement with a reduction in mean daily pain score of -1.75 with Gabapentin GR compared to -1.26 with placebo (p=0.190).

        The assessment of "responders", defined as patients with at least a 50 percent reduction in pain at endpoint compared to baseline, showed that both Gabapentin GR arms reached statistical significance. The proportion of responders was 35 percent for once-daily Gabapentin GR (p=0.001), 26 percent for twice-daily Gabapentin GR (p=0.015) and 8 percent for placebo.

        Sleep interference decreased with both once and twice-daily Gabapentin GR, with once-daily Gabapentin GR reaching statistical significance. In the once-daily arm, Sleep Interference Scores were reduced by -2.70 compared to -1.65 with placebo (p=0.01).

        There were no serious adverse events associated with Gabapentin GR in the trial. The most common side effects observed were dizziness and somnolence, which are commonly associated with gabapentin. The reported incidences were 17.0% and 12.8% for dizziness and somnolence respectively for once-daily Gabapentin GR and 12.2% and 4.1%, respectively for twice-daily Gabapentin GR.

  Collaboration and Licensing Arrangements

        We are currently seeking a development and commercialization partner for Gabapentin GR for neuropathic pain.

Gabapentin GR for Menopausal Hot Flashes

  General

        We plan to use our existing Gabapentin GR formulation to study its safety and efficacy in the treatment of hot flashes associated with menopause. We have an exclusive sublicense from PharmaNova, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of menopausal hot flashes. We believe that Gabapentin GR is an excellent non-hormonal product candidate for this indication, because our Phase 2 clinical study and numerous academic studies have demonstrated that gabapentin may be effective in treating hot flashes, and gabapentin has a long history of use in other indications.

        The patent we have sublicensed expires in 2020. We have a number of patent applications related to Gabapentin GR pending.

  Hot Flashes

        A hot flash is a sudden flushing and sensation of heat caused by dilation of skin capillaries. Hot flashes are often associated with menopausal endocrine imbalance. The occurrence and frequency of hot flashes are unpredictable. Symptoms often associated with hot flashes include sweating, irritability and frustration.

        Hot flashes can begin early in menopause and are most common during the first few years after menopause begins. There are over 40 million postmenopausal women more than 55 years old and about 2 million women enter menopause every year in the United States. Approximately 80% of those women suffer from hot flashes.

  Current Treatments; Target Market

        Currently, the leading prescription drug product for the treatment of hot flashes associated with menopause is hormone replacement therapy, or HRT, which involves the administration of the hormone estrogen, either alone or in combination with the hormone progestin. In 2001, the HRT market represented more than $2 billion and in excess of 90 million prescriptions. In 2003, the Women's Health Initiative released the results of a clinical study that revealed an increased risk of blood clots, stroke, and breast cancer associated with HRT. Subsequently, in 2003, the HRT market decreased by more than $850 million and 34 million prescriptions relative to 2001. HRT prescriptions declined to 44 million prescriptions in 2006.

        Existing non-hormonal pharmaceutical alternatives to HRT for the treatment of hot flashes include off-label administration of anti-depressants. There is also a considerable market for dietary and herbal supplements for the treatment of hot flashes, although we are not aware of any clinical study demonstrating the safety and efficacy of any such treatment.

  Clinical Program

        Phase 2 Study.    In June 2007, we randomized the first patient in a Phase 2 double-blind, placebo-controlled, multi-center trial evaluating Gabapentin GR for the treatment of women with moderate-to-severe menopausal hot flashes. The 124 patient study was fully enrolled in September 2007.

        Study Design.    The study included 124 menopausal women (approximately 30 per group) with recurrent, moderate to severe hot flashes and was conducted at eight sites in the United States. The total study treatment duration after screening and baseline was 13 weeks. The primary objective of the study was to investigate the relationship between blood plasma concentrations of gabapentin observed in menopausal women after administration of Gabapentin GR and the frequency of hot flashes in those women. The plasma concentration data (pharmacokinetics) and the hot flash frequency and severity data (pharmacodynamics) will be used to construct a PK/PD dose response model designed to identify the dosing regimen to utilize in a Phase 3 program. The dose response model is expected to be presented to the FDA at an end of Phase 2 meeting in 2008.

        In order to facilitate the generation of an optimal dose response model, patients in each of the three active treatment arms remained on a stable Gabapentin GR dose for five weeks at an initial dose, followed by five weeks on a stable, incrementally higher dose, as follows.

Treatment Group	Weeks 2-6	Weeks 8-12
A ("1800mg group")	600mg PM	600mg AM + 1200mg PM
B ("2400mg group")	600mg AM + 600mg PM	600mg AM + 1800mg PM
C ("3000mg group")	1200mg PM	1200mg AM + 1800mg PM
D ("placebo group")	placebo	placebo

        Each stable dosing regimen was preceded by a one-week titration period

        Efficacy.    Gabapentin GR demonstrated a reduction in the mean frequency of moderate to severe hot flashes, and in the mean severity of hot flashes, in all active treatment groups, with statistical significance relative to placebo from baseline to the end of the study observed in the 1800mg and 2400mg treatment groups. The severity of hot flashes is based on a mean daily composite score, where the a moderate hot flash is assigned a score of "2" and a severe hot flash is assigned a score of "3". The primary efficacy outcomes observed in the study are set forth in the table below.

	Mean Daily Frequency (#)		Mean Daily Severity Score
Treatment Group
	Baseline	End of treatment	Baseline	End of treatment
1800mg	10.1	2.7 (p=0.016)	24.0	6.9 (p=0.044)
2400mg	11.6	3.0 (p=0.03)	29.6	6.8 (p=0.041)
3000mg	11.4	3.9 (p=0.229)	27.8	10.1 (p=0.426)
placebo	10.6	5.1	26.7	12.2

        Safety.    Gabapentin GR was generally well tolerated in the study, with one, two, one and three patients, respectively, withdrawing due to adverse events from the placebo, 1800mg, 2400mg and 3000mg groups. The most common side effects observed in the study were headache, somnolence, dizziness and nausea. The incidence of those side effects in each of the treatment groups is set forth in the table below.

Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	16	10	32	16
2400mg	16	39	32	3
3000mg	16	9	25	3
placebo	3	10	10	7

  Collaboration and License Arrangements

        PharmaNova.    In October 2006, we entered into a sublicense agreement with PharmaNova, Inc. Pursuant to the agreement, PharmaNova has granted us an exclusive sublicense, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of hot flashes associated with menopause.

        We paid PharmaNova an upfront license fee of $0.5 million upon signing of the agreement and are required to pay PharmaNova an additional $0.5 million upon dosing of the first patient in any Phase 3 trial for the product, $1.0 million upon submission to the FDA of a New Drug Application, or NDA, for the product, and $2.0 million upon FDA approval of an NDA. The agreement provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. We also paid PharmaNova consultancy fees of $0.3 million over approximately ten months beginning in November 2006.

        Other.    We are currently seeking a development and commercialization partner for Gabapentin GR for menopausal hot flashes.

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

        The US market for GERD treatments was in excess of $13 billion in 2006, according to IMS Health, Inc., a pharmaceutical market research firm.

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

        In the nine patients who did achieve blood levels from both doses of omeprazole, and thus provided useful data for the two pulse concept tested in the trial, none experienced NAB. In the 40 mg single dose treatment arm, three patients experienced NAB. All three of these patients had blood levels of omeprazole fall to undetectable levels between 2 a.m. and 3 a.m. Results from both arms of the study therefore demonstrate the need to maintain adequate blood levels of omeprazole in order to inhibit NAB.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

        Supernus.    In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging our AcuForm drug delivery technology. The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. We expect the feasibility phase of the collaboration to be completed in the second quarter of 2008.

        Biovail.    In February 2007, we entered into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Pursuant to the agreement, Biovail paid us an upfront fee of $0.5 million in February 2007, and is contingently obligated to pay us additional fees related to the exercise of the license option, the initiation of the first Phase 3 trial for each product and upon receipt of U.S. regulatory approval for each product. The agreement also stipulates that Biovail make royalty payments to us on net commercial sales of any product developed under the agreement. Biovail has not yet exercised its option.

        Also in February 2007, we amended our stock purchase agreement with Biovail, which was originally entered into in May 2002. The amended stock purchase agreement removed Biovail's observer rights on the Company's board of directors and removed the right of first negotiation in favor of Biovail with respect to any acquisition transactions of the Company.

        Patheon.    In August 2006, we entered into a collaboration agreement with Patheon, Inc., or Patheon, related to our proprietary AcuForm drug delivery technology. Under the agreement, we have granted Patheon access to our AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon's clients and collaborative partners. A joint committee with representatives from Depomed and Patheon reviews compounds prior to initiating work to ensure there are no conflicts with our own internal programs. Patheon assumes primary responsibility for initial feasibility work with technical assistance from us. For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $23.3 million in 2007, $26.9 million in 2006, and $18.4 million in 2005.

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

        The AcuForm technology's design is based in part on principles of human gastric emptying and gastrointestinal transit. Following a meal, liquids and small particles flow continuously from the stomach into the intestine, leaving behind the larger undigested particles until the digestive process is complete. As a result, drugs in liquid or dissolved form or those consisting of small particles tend to empty rapidly from the stomach and continue into the small intestine and on into the large intestine, often before the drug has time to act locally or to be absorbed in the stomach and/or upper small intestine. The drug-containing polymeric tablets of the AcuForm technology are formulated into easily swallowed shapes and are designed to swell upon ingestion. The tablets attain a size after ingestion sufficient to be retained in the stomach for multiple hours during the digestive process while delivering the drug content at a controlled rate. After drug delivery is complete, the polymeric tablet dissolves and becomes a watery gel, which is safely eliminated through the intestine sight unseen.

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

COMPETITION

        GLUMETZA.    GLUMETZA competes against immediate release metformin, which is marketed primarily by generic manufacturers. GLUMETZA also competes against both branded and generic extended-release versions of metformin, such as Bristol-Myers Squibb's Glucophage XR and Sciele Pharma's Fortamet. Generic extended-release metformin manufacturers include Barr Pharmaceuticals, Inc., ANDRX Corporation, Mylan Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd., among others.

        GLUMETZA also competes against oral type 2 diabetes medications other than metformin, such as Takeda's Actos (pioglitazone hydrochloride), GlaxoSmithKline's Avandia (risiglitazon), Pfizer's Glucotrol (sulfonylurea) and Merck's Januvia (sitagliptin), among others.

        ProQuin XR.    ProQuin XR competes against Cipro XR, a once-daily ciprofloxacin product for the treatment of urinary tract infections that is marketed by Schering-Plough Corporation. ProQuin XR also competes against immediate release ciprofloxacin, which is marketed primarily by generic manufacturers. Generic Cipro XR entered the market in 2007.

        Gabapentin GR for Neuropathic Pain.    Gabapentin is currently marketed by Pfizer as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the United States and the European Union for the treatment of postherpetic neuralgia, diabetic neuropathy, partial seizures and fibromyalgia.

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

        Gabapentin GR for Menopausal Hot Flashes.    If approved, Gabapentin GR for hot flashes will compete against HRT, such as Wyeth Pharmaceuticals' Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label. Wyeth's anti-depressant drug candidate, Pristiq, is in pre-registration for treatment of hot flashes. We are aware that Pfizer has non-exclusively licensed from the University of Rochester rights to develop a hot flash product containing pregablin under the same patent we have sublicensed exclusive rights to develop a menopausal hot flash product containing gabapentin. Accordingly, Pfizer may develop a competing hot flash product.

        GERD.    Any GERD product we develop will compete against the antacids, foaming agents, H2 blockers, proton pump inhibitors and prokinetics described above under "GERD Treatments; Target Market".

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

PATENTS AND PROPRIETARY RIGHTS

        Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold nine issued United States patents, and have eighteen patent applications pending in the United States. In addition, we have prepared and continue to prepare patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

        Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others' patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies marketing generic gabapentin products, claiming that these products infringe Pfizer's patents. The results of this litigation could adversely impact the commercialization of pharmaceutical products that contain gabapentin as an active pharmaceutical ingredient. Also, we are aware that patents issued to third parties relating to extended release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party's proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others' patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

        We are responsible for the supply and distribution of GLUMETZA. In December 2006, we entered into a manufacturing agreement with MOVA Pharmaceuticals related to the 500mg GLUMETZA. We have two qualified suppliers for the active pharmaceutical ingredient in GLUMETZA. However, we obtain the active pharmaceutical ingredient to GLUMETZA on a purchase order basis only. We expect the 1000mg formulation of GLUMETZA to be available in the third quarter of 2008 and will rely on Biovail as our sole supplier.

        We are also responsible for the supply and distribution of ProQuin XR in the United States, and we will be responsible for supplying bulk ProQuin XR tablets to Rottapharm upon any approval in Europe. For the manufacture of ProQuin XR tablets, we have entered into an agreement with MOVA Pharmaceuticals, as our sole supplier. Uquifa Mexico, S.A., our supplier of the active pharmaceutical ingredient to ProQuin XR, is also a sole supplier to us. We obtain the active pharmaceutical ingredient to ProQuin XR on a purchase order basis only.

        We have obtained active pharmaceutical ingredient and clinical batches of Gabapentin GR from contract manufacturers on a purchase order basis. We currently have no long-term supply arrangement with respect to Gabapentin GR.

        We also obtain polyethylene oxide, one of the excipients common to GLUMETZA, ProQuin XR and Gabapentin GR, on a purchase order basis from Dow Chemical, a sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

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

MARKETING AND SALES

        In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company, with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. In 2006 and 2007, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

        In 2007, our commercial organization implemented distribution arrangements for ProQuin XR, developed and oversaw the re-launch of ProQuin XR in October 2007, transitioned to us the GLUMETZA marketing efforts undertaken by King, and is involved in all aspects of the commercialization of GLUMETZA and ProQuin XR. Our sales and marketing personnel are also engaged in preparation for the eventual commercialization of Gabapentin GR, and commercial and marketing assessments of existing and potential product candidates.

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

EMPLOYEES

        As of December 31, 2007, we had 73 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

ITEM 1A.    RISK FACTORS

        In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

Our recent Phase 3 trial for Gabapentin GR failed to meet the primary efficacy endpoint and there can be no assurance this product will be approved.

        In July 2007, we announced that our drug candidate Gabapentin GR failed to meet the primary efficacy endpoint in a Phase 3 trial for postherpetic neuralgia (PHN). We expect that at least one additional clinical trial will be required to obtain marketing approval in the United States for the product for the PHN indication. We are pursuing discussions with potential development and marketing partners related to the continued development of Gabapentin GR for PHN. However, we may not secure a development and marketing arrangement on terms favorable to us, or at all. In that event, we must consider conducting any required additional clinical trials alone.

        We submitted to the FDA a protocol for a Phase 3 registration trial for Gabapentin GR to the FDA for a special protocol assessment, or SPA, pursuant to which we requested that the FDA assess whether the protocol is adequate to meet the scientific and regulatory requirements necessary to support marketing approval of Gabapentin GR for PHN. The FDA did provide us with guidance and comments on our proposed protocol, but indicated that the protocol was not eligible for an SPA. Accordingly, there can be no assurance that the FDA will approve Gabapentin GR for PHN for marketing even if we meet the primary endpoint in our current Phase 3 trial.

        We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing. Even if these trials are successful, the approval date for the drug will not for at least two years, which means that we will not receive revenue from drug sales for a number of years, if at all.

We are engaged in litigation with respect to some of our intellectual property; if the outcome is adverse to the Company, it could materially affect our business.

        In January 2006, we filed a complaint against IVAX Corporation in federal court for infringement of two of our U.S. patents related to the AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX's extended release metformin hydrochloride tablet. The trial in this case is currently scheduled for April 2008. Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will be successful in our litigation against IVAX. If one or more of our patents is declared unenforceable, invalid or key claims are disallowed, the patent protection for our products and product candidates could be substantially weakened and our business and business prospects could be severely impacted.

        In January 2008, Biovail filed a lawsuit against Apotex, Inc. in Canada related to Apotex's filing of the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada. Apotex's regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail's commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex's formulation does not infringe our patents. We have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit. If one or more of our patents is declared invalid or key claims are disallowed, our Canadian intellectual property could be substantially weakened.

We have terminated our promotion arrangement with King Pharmaceuticals related to GLUMETZA in the United States, and have not yet identified a new commercialization partner for the product.

        In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which King promoted GLUMETZA in the United States through its sales force. In October 2007, following a strategic shift in focus by King toward its neuroscience and hospital/acute care business, we and King terminated the promotion agreement. Pursuant to the termination of the promotion agreement, we received payments from King of approximately $29.7 million, and King will continue detailing GLUMETZA through December 31, 2007.

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

        Although we have engaged a contract sales organization to promote GLUMETZA on a temporary basis, and we have the right to promote ProQuin XR through our own sales force, or through third parties, we have no sales force and limited marketing and sales staff. The success of our own promotion efforts for GLUMETZA, ProQuin XR and any other product candidates that receive regulatory approval that we choose to market or co-market will require that we substantially enhance our in-house marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us. The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues may suffer.

We depend on Watson Pharmaceuticals for the successful commercialization of ProQuin XR in the United States.

        In July 2007, we granted Watson Pharmaceuticals co-exclusive marketing rights to ProQuin XR in the United States for the urology specialty and long-term care sales channels. In September 2007, we expanded our promotion arrangement with Watson to include the ob/gyn specialty as well. As described above, we do not have a permanent commercial sales force and do not, for the foreseeable future, expect to have the resources to successfully promote ProQuin XR on our own. Accordingly, we will depend on Watson to successfully promote this drug. Our prior marketing partner for ProQuin XR, Esprit Pharma, was unable to successfully commercialize ProQuin XR following its initial launch in November 2005. As a result, we and Esprit agreed to terminate the license in July 2007. It is possible that Watson could also have similar difficulties commercializing ProQuin XR. If Watson fails to successfully commercialize ProQuin XR, our business, financial condition and results of operations may be materially and adversely affected.

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

        We have licensed exclusive marketing rights to the 500mg GLUMETZA in Canada to Biovail, and in Korea to LG Life Sciences. Biovail launched the 500mg GLUMETZA in Canada in November 2005, and LG launched a 500mg product in Korea in 2006 under the trade name Novamet GR. We have also entered into a supply and distribution agreement with Madaus, a company acquired by Rottapharm in June 2007, related to the commercialization of ProQuin XR in Europe. If our international commercial partners fail to successfully commercialize products we have licensed to them, our business and future revenues may be adversely affected.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

        We have the following programs in clinical development: Gabapentin GR for postherpetic neuralgia, Gabapentin GR for diabetic peripheral neuropathy, Gabapentin GR for menopausal hot flashes and omeprazole for gastroesophageal reflux disease. We also have other product candidates in earlier stages of development.

        Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Additionally, clinical trial results in earlier trials may not be indicative of results that will be obtained in subsequent larger trials, as was the case with the Phase 3 trial for Gabapentin GR for the treatment of postherpetic neuralgia that we completed in 2007.

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

Our existing resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and, except for our common stock purchase agreement with Azimuth, we have no other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available we may have to:

  •
  delay, postpone or terminate clinical trials;

  •
  significantly curtail commercialization of our marketed products or other operations; and/or

  •
  obtain funds through entering into collaboration agreements on unattractive terms.

        The inability to raise additional capital could have a material adverse effect on our business.

We are expecting operating losses in the future.

        To date, we have recorded limited revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2007, 2006 and 2005, we recorded total revenue of $65.6 million, $9.6 million, and $4.4 million, respectively. For the years ended December 31, 2006 and 2005 we incurred net losses of $39.7 million, and $24.5 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King have resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses in fiscal year 2008. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders' equity and working capital.

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

        We currently have a have a collaboration agreement with Supernus, Inc. providing for the development of a product candidate through feasibility, with the possibility to enter into a definitive agreement providing for the further development of the product candidate, by either or both parties. We also have a collaboration arrangement with Patheon, Inc. related to the potential development of product candidates for third parties. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements. Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

        We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin. Accordingly, physicians could prescribe another manufacturer's gabapentin to treat hot flashes in menopausal women rather than Gabapentin GR, or pharmacists could seek to fill prescriptions for Gabapentin GR with another manufacturer's gabapentin. Although any such "off-label" use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

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

        Gabapentin is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer's basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the U.S. and the European Union.

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

        We are responsible for the supply and distribution of GLUMETZA, and MOVA Pharmaceuticals, a subsidiary of Patheon, Inc., is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with MOVA Pharmaceuticals in December 2006. Biovail is our sole supplier for the 1000mg formulation GLUMETZA. We will be unable to manufacture GLUMETZA in a timely manner if we are unable to obtain GLUMETZA 500mg tablets from our contract manufacturer, active pharmaceutical ingredient from suppliers, or excipient suppliers, or GLUMETZA 1000mg tablets from Biovail.

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

We depend on third parties to manufacture our products, which could adversely affect our ability to deliver our products to market on a timely or competitive basis.

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

A successful product liability claim against us could materially harm our business.

        Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2008 sales of our products, but:

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

Our success is dependent in large part upon the continued services of our CEO and senior management with whom we do not have employment agreements.

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

        Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed "interested party" reorganization transaction.

        We have adopted a shareholder rights plan, commonly known as a "poison pill". The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently lease approximately 55,000 square feet of laboratory and office facilities in Menlo Park, California. The lease terms are through June 2009 with options to extend the lease terms for an additional five years. We expect that these facilities will accommodate our growth for the next year. In March 2008, we subleased approximately 9,000 square feet of this space. The sublease term is through June 2009 with an option to extend the lease for an additional five years.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. IVAX

        We are involved in legal proceedings relating to some of our intellectual property rights. In January 2006, we filed a complaint against IVAX Corporation in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which we own. The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX's extended release metformin hydrochloride tablets. In April 2006, IVAX filed an answer and counterclaim, in which it alleged that the patents in the suit are not infringed by IVAX and are invalid and unenforceable.

        In December 2006, the court issued an order construing certain of the claim terms appearing in the patents. Fact and expert discovery in the case is substantially complete. In September 2007, we submitted a motion for summary judgment of infringement. In October 2007, IVAX submitted motions for summary judgment of invalidity, inequitable conduct, lack of willfulness, and for construction of a claim term appearing in the patents. A consolidated hearing on the parties' summary judgment motions was held on November 20, 2007.

        In December 2007, the court granted our motion for summary judgment of infringement, and denied all three of IVAX's summary judgment motions. The court also issued an order construing an additional claim term appearing the patents.

        The trial for this matter is currently scheduled for April 14 - 17, 2008.

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

        In December 2007, Apotex, Inc. ("Apotex") filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada. Apotex's regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail's commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex's formulation does not infringe our patents. Pursuant to our Canadian license agreement with Biovail for GLUMETZA, Biovail has the first right to prosecute, and pay for expenses related to, any Canadian litigation related to generic challenges to GLUMETZA. In January 2008, Biovail filed suit against Apotex in Canada in response to Apotex's regulatory filing, and we have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit. The initiation of the lawsuit automatically stays approval of Apotex's formulation for 24 months. An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

General

        We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, we are not currently involved in any matters that we believe may have a material adverse effect on our business, financial position, results of operations or cash flow. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

        Our executive and other officers of the company and their ages as of December 31, 2007 are as follows:

Name	Age	Position
Carl A. Pelzel	57	President and Chief Executive Officer, Director
Kera Alexander	51	Vice President, Administration and Human Resources
Tammy L. Cameron	42	Controller and Interim Principal Accounting and Financial Officer
Matthew M. Gosling	37	Vice President and General Counsel
John N. Shell	54	Vice President, Operations
Michael Sweeney, M.D.	47	Vice President, Product Development
Thadd M. Vargas	42	Vice President, Business Development

        Carl A. Pelzel joined Depomed in June 2005 as Vice President, Marketing and Commercial Development. He was appointed to the position of Executive Vice President and Chief Operating Officer in September 2005, a position he held until being appointed President and Chief Executive Officer in August 2007. Mr. Pelzel was also appointed the board of directors at that time. Before joining Depomed, Mr. Pelzel was Senior Vice President, Global Commercial Operations at Chiron Corporation from June 2003 to September 2004. Prior to joining Chiron, Mr. Pelzel was President and Chief Executive Officer of Invenux Inc., a privately-held biopharmaceutical company from March 2001 to November 2002. Mr. Pelzel also spent 11 years with GlaxoSmithKline in senior-level sales, marketing and international operational positions, including Country Manager of Hong Kong and China. He spent 13 years with American Home Products, focused primarily on their antibiotics business. During his career, he directed the launch of five major pharmaceutical products, many on a global basis. Mr. Pelzel has a B.A. degree from Hartwick College of Oneonta, New York and a Masters degree in Natural Sciences from the University of Paris.

        Kera Alexander has served as Vice President, Administration and Human Resources since October 2007, after having served as Senior Director, Corporate Administration and Human Resources since March 2005. Ms. Alexander joined the Company in February 1997. Prior to joining Depomed, Ms. Alexander held various positions at ALZA Corporation, including Manager, Shareholder Relations. Ms. Alexander received her Professional in Human Resources (PHR) certification in 2005.

        Tammy L. Cameron has served as Controller since July 2007. In October 2007, Ms. Cameron was named interim principal financial and accounting officer. From January 2005 to June 2007, Ms. Cameron served as the Controller of Adeza Biomedical Corporation, a publicly-traded medical device company. From 2001 to 2005, Ms. Cameron served as the Director of Finance and Administration of Timi3 Systems, a venture-backed medical device company. Prior to Timi3 Systems, Ms. Cameron served as Director of Treasury and External Reporting of KeraVision, Inc., a publicly-traded medical device company and as a member of Ernst & Young's audit practice. She is a Certified Public Accountant and holds a B.A. degree from California State University, East Bay.

        Matthew M. Gosling has served as Vice President and General Counsel since June 2006. Before joining Depomed, Mr. Gosling was a partner at Heller Ehrman LLP, a national law firm, where he served a nine-year tenure as a corporate transactional attorney. Mr. Gosling received his law degree from the University of Chicago and holds a B.A. degree from Trinity University, San Antonio, Texas.

        John N. Shell has served as Vice President, Manufacturing Technology since February 2008. Mr. Shell previously served as Vice President of Operations since December 2006, and as Director of Operations for the Company from its inception in August 1995 until December 1996. From May 1994 to August 1995, Mr. Shell served in a similar capacity at the Depomed Division of M6. Mr. Shell served as a director of the company from its inception until November 2003. Prior to 1994, Mr. Shell served as Materials Manager for Ebara International Corporation, a multi-national semiconductor equipment manufacturer, and as Materials Manager for ILC Technology, an electro-optics and electronics manufacturer. Mr. Shell received his B.A. degree from the University of California, Berkeley.

        Michael Sweeney, M.D. joined Depomed as Vice President of Product Development in December 2007. Before joining Depomed, Dr. Sweeney was Vice President of Medical Affairs at CV Therapeutics from August 2003 to September 2007. Prior to CV Therapeutics, Dr. Sweeney spent 11 years at Pfizer Pharmaceuticals in New York and the U.K. where he held a variety of senior-level medical and marketing positions, including Director of Marketing, Viagra Worldwide Team and Global Urology Medical Group Leader for Pfizer's urological products Viagra, Cardura and Detrol. Prior to Pfizer, he served as a senior clinical pharmacologist and a medical advisor at Zeneca PLC. Dr. Sweeney received his M.D. degree from Manchester University in the U.K. together with post graduate diplomas in Pharmaceutical Medicine and Pharmacoepidemiology, the latter from the University of London. He also is a Fellow of the Royal College of Physicians of Edinburgh.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2006 to December 31, 2007.

	High	Low
2006
First Quarter	$7.19	$5.57
Second Quarter	$6.99	$5.65
Third Quarter	$6.08	$3.75
Fourth Quarter	$4.82	$2.74
2007
First Quarter	$4.16	$3.13
Second Quarter	$5.24	$3.39
Third Quarter	$4.99	$1.69
Fourth Quarter	$3.68	$1.90

        On March 10, 2008, the closing price of our common stock was $2.82. As of March 6, 2008, there were approximately 60 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Price Performance Graph

        The following graph compares total shareholder returns of Depomed for the past five years to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The total return for Depomed's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Depomed's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data (in thousands):
Total revenues	$65,582	$9,551	$4,405	$203	$982
Total costs and expenses(1)	18,044	51,158	30,916	26,537	30,380
Gain on termination of Esprit agreements	5,000	—	—	—	—
Gain on termination of King agreement	29,584	—	—	—	—
Income (loss) from operations(1)	47,538	(41,607)	(26,511)	(26,335)	(29,398)
Gain from extinguishment of debt	—	—	1,059	—	—
Net income (loss) before income taxes(1)	49,811	(39,576)	(24,467)	(26,775)	(30,015)
Provision for income taxes	(592)	(83)	—	(99)	—
Net income (loss)(1)	49,219	(39,659)	(24,467)	(26,874)	(30,015)
Deemed dividend on preferred stock	(685)	(665)	(842)	—	—
Net income (loss) applicable to common stock shareholders(1)	48,534	(40,324)	(25,309)	(26,874)	(30,015)
Basic net income (loss) per share applicable to common stock shareholders(1)	$1.06	$(0.97)	$(0.64)	$(0.78)	$(1.23)
Diluted net income (loss) per share applicable to common stock shareholders(1)	$1.05	$(0.97)	$(0.64)	$(0.78)	$(1.23)
Shares used in computing basic net income (loss) per share	45,951,127	41,517,661	39,821,182	34,628,825	24,458,259
Shares used in computing diluted net income (loss) per share	46,353,207	41,517,661	39,821,182	34,628,825	24,458,259
	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$69,523	$33,558	$59,073	$18,105	$44,255
Total assets	80,645	52,617	66,414	22,869	47,693
Deferred revenue, non-current portion	20,763	57,483	51,421	494	—
Long-term obligations, non-current portion	—	—	—	10,281	9,498
Series A convertible preferred stock	12,015	12,015	12,015	12,015	12,015
Accumulated deficit	(134,892)	(184,111)	(144,452)	(119,985)	(93,111)
Total shareholders' equity (deficit)	45,520	(27,289)	6,761	8,403	34,576

(1)
Total costs and expenses, income from operations, net income before income taxes, net income, net income applicable to common stock shareholders and net income per share in 2007 include (a) a $5.0 million gain on termination of our agreements with Esprit related to ProQuin XR and (b) a $29.6 million gain on termination of our promotion agreement with King related to GLUMETZA.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. We have developed two commercial products. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes. ProQuin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma.

        We have a three-pronged approach to product development designed to optimize the use and value of our drug delivery technologies, while managing the costs and risks associated with developing and commercializing pharmaceutical products. We develop products for our own account that are designed to compete in large growing markets and that can be highly differentiated from immediate release versions of the compounds upon which they are based. Second, we selectively enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's compound, resulting in significantly greater value for Depomed than a traditional fee-for-service arrangement. Third, we enter into arrangements that enable our technology to be applied by other companies to a greater number of compounds than our infrastructure can support, so as to derive additional value from our technology. In the future, we plan to commercialize our proprietary products, relying on partners to cover the large primary care audiences, while maintaining co-promotion and distribution rights in order to be in a position to create our own sales force when appropriate, thereby increasing the value to us of our products, and our control over them.

        Our most advanced product candidate in development is Gabapentin GR™, an extended release form of gabapentin. With respect to Gabapentin GR, we have completed a Phase 2 clinical trial for the treatment of women with menopausal hot flashes. We have also initiated a Phase 3 clinical trial for the treatment of postherpetic neuralgia. In addition, we have other product candidates in earlier stages of development, including a treatment for gastroesophageal reflux disease.

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

Revenue Recognition

        We recognize revenue from the sale of our products, license fees and royalties earned on license agreements and collaborative arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable.

        We sell GLUMETZA and ProQuin XR product to wholesalers and retail pharmacies. We began selling GLUMETZA in September 2006, and we relaunched ProQuin XR in October 2007. Our returns policy allows product returns within the period beginning six months prior to expiration and ending twelve months following product expiration. Given our limited history of selling GLUMETZA and ProQuin XR, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of GLUMETZA and ProQuin XR until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA and ProQuin XR units are dispensed through patient prescriptions or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. We have not had significant history estimating the number of patient prescriptions dispensed. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. As a result of this policy, we recognized $12.5 million in product sales, which is net of wholesaler fees, prompt payment discounts, patient support programs, chargebacks and Medicaid rebates for the year ended December 31, 2007. We have a deferred revenue balance of $6.5 million at December 31, 2007 related to GLUMETZA and ProQuin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, prompt payment discounts, chargebacks and Medicaid rebates. We will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA and ProQuin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

        Revenues from product sales are recorded net of wholesaler fees, prompt payment discounts, patient support programs, chargebacks and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales. We believe our estimates related to gross-to-net sales adjustments for wholesaler fees, prompt payment discounts, patient support programs and chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We do consider our estimates related to Medicaid rebates to be more complex. However, they have historically not been material amounts. If Medicaid reimbursement for our products increases or we enter into new managed care contracts for our products, these estimates may be material in future periods.

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

Research and Development Expense and Accruals

        Research and development expenses include related salaries, clinical trial costs, consultant fees and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations. Our expense accruals for clinical trials are based on estimates of the services received from clinical trial centers and clinical research organizations. If possible, we obtain information regarding unbilled services directly from service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred.

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

RESULTS OF OPERATIONS

Revenues

        Total revenues are summarized in the following table (in thousands):

	2007	2006	2005
Product sales:
GLUMETZA	$12,489	$526	$—
ProQuin XR	13	1,265	930

Total product sales	12,502	1,791	930
Royalties:
GLUMETZA	207	109	—
ProQuin XR	2,500	3,931	669

Total royalties	2,707	4,040	669
License revenue:
GLUMETZA	2,359	1,542	151
ProQuin XR	47,508	2,068	424
AcuForm technology	500	—	—

Total license revenue	50,367	3,610	575
Collaborative revenue	6	110	2,231

Total revenues	$65,582	$9,551	$4,405

Product sales

        We began selling GLUMETZA to wholesalers and retail pharmacies in September 2006 and defer recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. At December 31, 2007, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $6.1 million associated with the deferral of revenue on GLUMETZA product shipments, which is net of estimated wholesaler fees, prompt payment discounts, chargebacks and Medicaid rebates. In October 2007, we terminated our promotion agreement related to GLUMETZA with King and King's promotion obligations ended in December 2007. In February 2008, we began detailing GLUMETZA through a contract sales organization, as we do not have an established sales organization. We expect product sales for GLUMETZA to increase in 2008, however, this may be dependent on the success of our contract sales organization as well as the timing of, or the ability to find one or more commercialization partners for GLUMETZA.

        ProQuin XR product sales in 2006 and 2005 relate to our supply agreement with Esprit. We began supplying Esprit with commercial quantities of ProQuin XR in the fourth quarter of 2005. In 2007, there were no sales pursuant to the supply agreement. We terminated the license and supply agreements with Esprit in July 2007 and the marketing and distribution rights in the United States for ProQuin XR reverted back to us.

        In October 2007, we re-launched ProQuin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of ProQuin XR until the right of return no longer exists, which occurs at the earlier of the time ProQuin XR units are dispensed through patient prescriptions or expiration of the right of return. At December 31, 2007, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $0.4 million associated with the deferral of revenue on ProQuin XR product shipments, which is net of estimated wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates. We expect product sales of ProQuin XR to increase in 2008.

Royalties

        Our agreements with Esprit provided for royalty payments by Esprit to us of 15 percent to 25 percent of ProQuin XR net sales in the United States, based on escalating net sales and subject to certain minimum royalty amounts. Esprit's minimum royalty amount for 2006 was $4.6 million and under our amended license agreement entered into in July 2006, amounts paid by Esprit for 2005 royalties were creditable against the 2006 minimum royalty obligation. Net sales of ProQuin XR by Esprit for 2005 and 2006 did not reach levels that would obligate Esprit to pay an amount greater than the minimum royalty obligation, and accordingly, Esprit paid us $4.6 million in total royalties for 2005 and 2006. In July 2007, we terminated our license agreement with Esprit, and Esprit paid us $2.5 million in royalties, representing a pro-rated amount of minimum royalties that would have been due to us under the original agreements. Esprit is no longer obligated to pay us royalties on ProQuin XR sales.

        GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG's version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

        As a result of the termination of the Esprit agreements, we expect royalty revenue to decrease in 2008.

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

        We received $25.0 million in GLUMETZA license fees from Biovail in July 2005. We are recognizing the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA, should the 1000mg GLUMETZA obtain approval in the United States. At December 31, 2007, we have $22.0 million remaining in deferred revenue related to this agreement.

        We received a $0.6 million upfront license fee from LG in August 2004 and a $0.5 million milestone payment received in November 2006 with respect to LG's approval to market Novamet GR in the Republic of Korea. These payments were originally deferred and amortized as license revenue over the estimated length of time we were obligated to provide assistance in development and manufacturing. In January 2007, we amended our agreement with LG, granted LG a license to certain of the Company's intellectual property rights to manufacture the 500mg Novamet GR in exchange for royalties on net sales of Novamet GR in Korea, and removed the provisions of the original agreement providing for the supply of 500mg Novamet GR tablets by us to LG. Under the amended agreement, we no longer have continuing performance obligations that are other than inconsequential or perfunctory to LG. Accordingly, the remaining $0.9 million of previously deferred revenue was recognized as license revenue in the first quarter of 2007.

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

        As a result of the termination of the Esprit agreements, we expect license revenue to decrease in 2008.

Collaborative revenue

        Collaborative revenue decreased in 2007 from 2006 as a result of services performed for Esprit, which were completed in 2006. Collaborative revenue decreased in 2006 from 2005 as a result of services performed in 2005 under our agreement with Boehringer Ingelheim Pharmaceuticals, which were completed in December 2005.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total costs of sales are summarized in the following table (in thousands):

	2007	2006	2005
Cost of sales	$2,597	$1,601	$908

        Cost of sales increased in 2007 over 2006 primarily as a result of an increase in GLUMETZA product sales and increased in 2006 over 2005 as a result of an increase in supply of ProQuin XR to Esprit. The costs of manufacturing associated with deferred revenue on GLUMETZA and ProQuin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Research and Development Expense

        Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Total research and development expense for the each of the three years ended December 31, 2007 were as follows (in thousands):

	2007	2006	2005
Research and development expense	$23,337	$26,891	$18,369
Dollar change from prior year	(3,554)	8,522
Percentage change from prior year	(13)%	46%

        In 2006 and 2007, the majority of our research and development expense was related to Gabapentin GR. The decrease in research and development expense in 2007 from 2006 was primarily due to reduced expense related to the completion of our Phase 3 clinical trials for Gabapentin GR for the treatment of postherpetic neuralgia partially offset by the commencement of a Phase 2 clinical trial for Gabapentin GR for the treatment of menopausal hot flashes in 2007.

        The increase in research and development expense in 2006 from 2005 was primarily due to completion of our Phase 2 and commencement of our Phase 3 clinical trials for Gabapentin GR for the treatment of postherpetic neuralgia and completion of our Phase 2 clinical trial for Gabapentin GR for the treatment of diabetic peripheral neuropathy. The adoption of FAS 123(R) on January 1, 2006 resulted in an increase in stock compensation expense of $1.0 million for 2006.

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	2007	2006	2005
Gabapentin GR (PHN and DPN)	$13,928	$23,358	$12,336
Gabapentin GR (Hot Flashes)	4,114	637	—
ProQuin XR	—	—	2,250
Other projects	5,295	2,896	3,783

Total research and development expenses	$23,337	$26,891	$18,369

        The following table summarizes our principal product development initiatives as of March 2008. In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product candidate.

Program	Potential Indications	Development Status
Gabapentin GR	Postherpetic neuralgia Menopausal hot flashes Diabetic peripheral neuropathy	Phase 3 trial underway. Phase 2 trial complete. Phase 2 trial complete.
Omeprazole	Gastroesophageal reflux disease (GERD)	Phase 2a proof of concept studies complete.
Undisclosed compound	Confidential(1)	Preclinical studies. Partnered with Supernus Pharmaceuticals, Inc.
Two undisclosed compounds	Confidential	Preclinical studies.

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

        The most significant expenses associated with clinical development derive from the Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. In March 2008, we commenced an additional Phase 3 trial for Gabapentin GR for the treatment of postherpetic neuralgia, and expect to commence a Phase 3 trial for Gabapentin GR for the treatment of menopausal hot flashes either alone or with a collaborative partner, which may result in increased research and development expense in 2008.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows:

	2007	2006	2005
Selling, general and administrative expenses	$26,694	$22,666	$11,639
Dollar change from prior year	4,028	11,027
Percentage change from prior year	18%	95%

        In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. In 2006 and 2007, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

        The increase in selling, general and administrative expense in 2007 from 2006 was primarily due to an increase of approximately $1.8 million in expense related to marketing costs associated with GLUMETZA, an increase of $1.5 million in legal fees due to our patent infringement case against IVAX and an increase of $0.6 million increase in promotion fees due to King under the promotion agreement related to GLUMETZA.

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

        We expect that selling, general and administrative expense will be flat or slightly higher in 2008 from 2007 levels, but this may change based on the terms of any agreement, if any, that we may enter into with a promotion partner with respect to GLUMETZA.

Interest Income and Expense

	2007	2006	2005
Interest income	$2,273	$2,031	$1,445
Interest expense	—	—	(460)

Net interest income (expense)	$2,273	$2,031	$985

        Interest income increased in 2007 over 2006 due to higher investment balances in 2007 resulting from of our receipt of $29.7 million in termination fees from King and $17.5 million in license and termination fees from Esprit in the second half of 2007. Interest income increased in 2006 over 2005 due to higher investment balances in 2006 resulting from of our receipt of license fees from Esprit and Biovail in 2005 and also due to higher interest rates earned on our investment portfolio. Interest expense in 2005 was mainly due to interest on a promissory note, issued to Elan Corporation plc, or Elan. The note was fully repaid in June 2005.

Gain on Termination of King Promotion Agreement

        In conjunction with the termination and assignment agreement entered into with King in October 2007, we received a $29.7 million termination payment from King, of which $29.6 million has been classified as a gain within operating income for the year ended December 31, 2007.

Gain on Termination of Esprit Pharma Agreement

        In conjunction with the termination and assignment agreement entered into with Esprit in July 2007, we received a $5.0 million termination payment from Esprit, which has been classified as a gain within operating income for the year ended December 31, 2007.

Gain from Extinguishment of Debt

        In connection with the formation of DDL, an Elan joint venture, Elan made a loan facility available to us for up to $8.0 million in principal to support our 80.1% share of the joint venture's research and development costs pursuant to a convertible promissory note issued by us to Elan. The funding term of the loan expired in November 2002. The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. However, in June 2005, we repurchased the promissory note with an outstanding balance of $10.7 million, including $2.9 million of accrued interest, for $9.7 million including commissions paid to a financial consultant and legal fees. A gain on the extinguishment of the debt of $1.1 million was recorded in other income in 2005.

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

        Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the December 2004 Agreement, we determined that a significant modification of the preferred stock agreement had occurred, and, therefore, a new commitment date was established for the Series A Preferred Stock. Further, we determined that the fair value of the modified preferred stock was below the carrying value of such securities as of the date of the modification, therefore, no deemed dividend resulted from this modification. Also, we determined that although a new commitment date had been established, this change did not result in a beneficial conversion feature subject to recognition pursuant to Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. However, an anti-dilution provision of the Series A Preferred Stock was triggered by our January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12. As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5.

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

        The Series A Preferred Stock accrued dividends through January 20, 2006, the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2007, 2006 and 2005 we recognized Series A Preferred Stock deemed dividends of approximately $0.7 million, $0.7 million and $0.8 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. We will continue to recognize Series A Preferred Stock deemed dividends until the earlier of the time the Series A Preferred Stock is surrendered or January 2009.

        As of December 31, 2007, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18.2 million. The warrant was convertible into 2,807,707 shares of our common stock at a conversion price of $6.47 as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2007	2006
Cash, cash equivalents and marketable securities (in thousands)	$69,523	$33,558

        Since inception through December 31, 2007, we have financed our product development efforts and operations primarily from private and public sales of equity securities and receipts of upfront license and termination fees from collaborative and license partners.

        In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. Sales to Azimuth under the agreement, if any, will occur over a 24-month term and will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of December 31, 2007, we have not sold any common stock to Azimuth under this common stock purchase agreement.

        In April 2007, we completed a registered direct offering of 5,300,000 shares of common stock with institutional investors. The shares were sold at a price of approximately $3.78 per share, with net proceeds totaling approximately $20.0 million.

        In July 2007, Esprit paid us $17.5 million in connection with the termination of our license and supply agreement related to ProQuin XR.

        In October 2007, King paid us $29.7 million in connection with the termination of our promotion agreement with GLUMETZA.

        As of December 31, 2007, we have accumulated net losses of $134.9 million. We expect to continue to incur operating losses in 2008. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2008. We base this expectation on our current operating plan, which may change as a result of many factors.

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

        The following table summarizes our cash flow activities (in thousands):

	2007	2006	2005
Cash provided by (used in) operating activities	$14,661	$(27,700)	$28,817
Cash provided (used in) by investing activities	(35,986)	31,764	(34,822)
Cash provided by financing activities	21,125	2,944	12,618

        Cash provided by operations for 2007 primarily consisted to our net income adjusted for stock-based compensation, depreciation expense and movements in working capital, including recognition of previously deferred revenue. In 2006, cash used in operating activities was primarily our net loss for the year adjusted for stock-based compensation, depreciation expense and movements in working capital. In 2005, cash provided from operations was due primarily to increases in deferred revenue related to license payments received under our agreements with Esprit and Biovail, partially offset by our net loss for the year.

        Cash used in investing activities in 2007 was due to a net increase in marketable securities of $35.8 million resulting from investment of termination fees received from King and the final license fee payment and termination fee received from Esprit. Cash provided by investing activities in 2006 was due to a $32.5 million net decrease in marketable securities partially offset by $0.8 million in purchases of laboratory and office equipment. Cash used in investing activities in 2005 consisted of a net increase in marketable securities of $34.0 million resulting from investment of license fees received under our agreements with Esprit and Biovail and $0.8 million in purchases of lab and office equipment.

        Cash provided from financing activities in 2007 consisted of $20.0 million in proceeds from our registered direct offering of 5,300,000 shares of common stock for $3.78 per share in April 2007 and $1.2 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash provided from financing activities in 2006 consisted of $2.9 million of proceeds from exercises of stock options, warrants and purchases of common stock under our employee stock purchase plan. Cash provided from financing activities in 2005 consisted primarily of net proceeds of $21.0 million from our registered direct public offering of 5,036,000 shares of common stock for $4.50 per share in January 2005 and $1.4 million in proceeds from the exercise of stock options, warrants and purchases of common stock under our employee stock purchase plan, which were partially offset by the repayment of the Elan promissory note of $9.7 million and $0.1 million in payments on equipment loans and capital lease obligations.

Contractual Obligations

        As of December 31, 2007, our contractual obligations are shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,441	$845	$6	$2,292
Related party arrangements	498	—	—	498
Purchase commitments	655	—	—	655

	$2,594	$845	$6	$3,445

        At December 31, 2007, we had non-cancelable purchase orders and minimum purchase obligations for 2007 of approximately $0.7 million under our manufacturing agreement with MOVA Pharmaceuticals for the manufacture of GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

        We have a consulting arrangement with John W. Fara, Ph.D., our former Chairman, President and Chief Executive and current member of the Company's Board of Directors and are obligated to pay Dr. Fara $250,000 for consulting services in 2008. We also have a consulting arrangement with John F. Hamilton, our former Vice President, Finance and Chief Financial Officer and are obligated to pay Mr. Hamilton $248,000 for consulting services in 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties of the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

        In June 2007, the FASB ratified EITF issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to contractual arrangements be deferred and recognized as expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective for us beginning January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2007, our marketable securities available for sale consisted of U.S. corporate debt and U.S. debt securities with maturity dates of less than two years. Our investments in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

        As of December 31, 2007, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 to 2 years	Total
Principal amount	$39,036	$16,002	$55,038
Fair value	$39,091	$16,058	$55,149
Average interest rate	5.06%	4.34%	4.85%

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2007. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page 68 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our interim principal accounting and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and interim principal accounting and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Depomed, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

Palo Alto, California
March 12, 2008

ITEM 9B.    OTHER INFORMATION

        In March 2008, we subleased approximately 9,000 square feet of laboratory and office facilities in Menlo Park, California. The sublease term is through June 2009 with an option to extend the lease for an additional five years.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors and corporate governance matters is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2008 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.    Financial Statements

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Cash Flows
  Consolidated Statement of Shareholders' Equity (Deficit)
  Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

        Schedule II is included on page 105 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.    Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Rights and Preferences of Series A Preferred Stock filed with the State of California on January 14, 2000
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the company
3.5	(5)	Bylaws, as amended
4.1	(6)	Form of Subscription Agreement dated as of May 2, 2001
4.2	(6)	Supplement to Form of Subscription Agreement dated as of May 29, 2001
4.3	(6)	Form of Warrant dated as of June 13, 2001
4.4	(7)	Form of Subscription Agreement dated as of March 14, 2002
4.5	(7)	Placement Agent Warrant dated as of March 14, 2002
4.6	(8)	Stock Purchase Agreement, dated as of May 28, 2002, between the Company and Biovail Laboratories International SRL
4.7	(9)	Amendment No. 1 to Stock Purchase Agreement, dated as February 7, 2007, between the Company and Biovail Laboratories International SRL
4.8	(10)	Form of Warrant dated as of April 21, 2003
4.9	(10)	Depomed, Inc. Securities Purchase Agreement, dated as of April 21, 2003
4.10	(11)	Form of Warrant to purchase common stock dated December 10, 2004 (see Exhibit A of Exhibit 10.13 below)
4.11	(12)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent
10.1	(13)	1995 Stock Option Plan, as amended
10.2	(9)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan
10.3	(9)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan
10.4	(9)	Form of Exercise Notice under 1995 Stock Option Plan
10.5	(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.6	(14)	Form of Indemnification Agreement between the Company and its directors and executive officers

10.7		(15)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company
10.8		(16)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC
10.9		(16)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC
10.10		(17)	2004 Equity Incentive Plan, as amended
10.11		(17)	2004 Employee Stock Purchase Plan, as amended
10.12		(11)	Agreement, dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.
10.13		(18)	Offer Letter, dated June 14, 2005, between the Company and Carl Pelzel
10.14	*	(14)	Amendment No. 1 to Exclusive License and Marketing Agreement between the Company and Esprit Pharma, Inc., dated as of July 24, 2006
10.15	*	(19)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation
10.16	+	(19)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.17	+	(19)	Supply Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.18	+	(19)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.19		(20)	Description of Non-employee Director Compensation Policy, as amended
10.20		(21)	Bonus Plan of the Company, as amended
10.21			Form of Management Continuity Agreement between the Company and certain officers of the Company
10.22		(23)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling
10.23	*	(24)	Promotion Agreement, dated as of June 27, 2006, between the Company and King Pharmaceuticals, Inc.
10.24	*	(14)	Co-Promotion Agreement dated July 24, 2006 between the Company and Esprit Pharma, Inc.
10.25		(14)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.26		(14)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.27		(14)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.28	+	(9)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.
10.29		(25)	Common Stock Purchase Agreement dated December 11, 2006 between the Company and Azimuth Opportunity Ltd. dated December 11, 2006
10.30	+	(9)	Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation
10.31		(26)	Form of Common Stock Purchase Agreement between Depomed, Inc. and selected institutional investors dated April 20, 2007
10.32		(17)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Biovail Laboratories International SRL
10.33		(27)	Consulting Agreement dated August 24, 2007 between the Company and John W. Fara, Ph.D.
10.34		(27)	Offer Letter, dated August 24, 2007, between the Company and Carl A. Pelzel

10.35		(28)	Consulting Agreement dated October 10, 2007 between the Company and John F. Hamilton
10.36		(28)	Letter Agreement dated October 10, 2007 between the Company and John F. Hamilton
10.37	+	(29)	Termination and Assignment Agreement dated July 7, 2007 between the Company and Esprit Pharma, Inc.
10.38	+	(29)	Amended and Restated Promotion Agreement dated September 21, 2007 between the Company and Watson Pharma, Inc.
10.39			Termination and Assignment Agreement dated October 29, 2007 between the Company and King Pharmaceuticals, Inc.
10.40			Amendment to Offer Letter, dated February 18, 2008, between the Company and Carl A. Pelzel
23.1			Consent of Independent Registered Public Accounting Firm
24.1			Power of Attorney (See Page 67)
31.1			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel
31.2			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Tammy L. Cameron
32.1			Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel
32.2			Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

(1)
Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)

(2)
Incorporated by reference to the Company's Form 10-K filed on March 31, 2003

(3)
Incorporated by reference to the Company's Form 8-K filed on February 18, 2000

(4)
Incorporated by reference to the Company's Form 10-Q filed on May 10, 2005

(5)
Incorporated by reference to the Company's Form 8-K filed on April 19, 2005

(6)
Incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-66688) filed on August 3, 2001

(7)
Incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-86542) filed on April 18, 2002

(8)
Incorporated by reference to the Company's Form 8-K/A dated May 28, 2002 and filed on December 23, 2002

(9)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2007

(10)
Incorporated by reference to the Company's Form 8-K filed on April 25, 2003

(11)
Incorporated by reference to the Company's Form 8-K filed on December 14, 2004

(12)
Incorporated by reference to the Company's Form 8-A filed on April 22, 2005

(13)
Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

(14)
Incorporated by reference to the Company's Form 10-Q filed on November 9, 2006

(15)
Incorporated by reference to the Company's Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

(16)
Incorporated by reference to the Company's Form 10-Q filed on August 14, 2003

(17)
Incorporated by reference to the Company's Form 10-Q filed on August 7, 2007

(18)
Incorporated by reference to the Company's Form 8-K filed on June 17, 2005

(19)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2006

(20)
Incorporated by reference to the Company's Form 8-K filed on March 29, 2006 and the Company's Form 8-K filed on December 12, 2006

(21)
Incorporated by reference to the Company's Form 8-K filed on April 12, 2006

(22)
Incorporated by reference to the Company's Form 8-K filed on May 19, 2006

(23)
Incorporated by reference to the Company's Form 8-K filed on June 30, 2006

(24)
Incorporated by reference to the Company's Form 10-Q filed on August 7, 2006

(25)
Incorporated by reference to the Company's Form 8-K filed on December 12, 2006

(26)
Incorporated by reference to the Company's Form 8-K filed on April 23, 2007

(27)
Incorporated by reference to the Company's Form 8-K filed on August 27, 2007

(28)
Incorporated by reference to the Company's Form 8-K filed on October 11, 2007

(29)
Incorporated by reference to the Company's Form 10-Q filed on November 8, 2007

+
Confidential treatment granted

*
Confidential treatment requested

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 12th day of March 2008.

DEPOMED, INC.
By:	/s/ CARL A. PELZEL Carl A. Pelzel President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Carl A. Pelzel and Tammy L. Cameron, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ CARL A. PELZEL Carl A. Pelzel	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2008
/s/ TAMMY L. CAMERON Tammy L. Cameron	Controller (Interim Principal Accounting and Financial Officer)	March 12, 2008
/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Chairman of the Board of Directors	March 12, 2008
/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 12, 2008
/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D.	Director	March 12, 2008
/s/ JAMES A. SCHOENECK James A. Schoeneck	Director	March 12, 2008
/s/ PETER D. STAPLE Peter D. Staple	Director	March 12, 2008
/s/ JULIAN N. STERN Julian N. Stern	Director and Secretary	March 12, 2008
/s/ DAVID A. ZENOFF, D.B.A. David A. Zenoff, D.B.A.	Director	March 12, 2008

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2006 Depomed, Inc. adopted Statement of Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

Palo Alto, California
March 12, 2008

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,374	$14,574
Marketable securities	39,091	16,985
Accounts receivable	3,390	7,127
Unbilled accounts receivable	233	1,955
Inventories	3,263	4,483
Prepaid and other current assets	2,418	2,756

Total current assets	62,769	47,880
Marketable securities	16,058	1,999
Property and equipment, net	1,621	2,541
Other assets	197	197

	$80,645	$52,617

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,134	$4,886
Accrued compensation	1,558	1,818
Accrued clinical trial expense	322	726
Accrued promotion fee expense	—	2,340
Other accrued liabilities	3,322	3,088
Deferred product sales	6,489	4,825
Deferred license revenue	1,453	4,600
Other current liabilities	56	56

Total current liabilities	14,334	22,339
Deferred license revenue, non-current portion	20,763	57,483
Other long-term liabilities	28	84
Commitments
Shareholders' equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and outstanding as of December 31, 2007 and 2006, with an aggregate liquidation preference of $18,159	12,015	12,015
Common stock, no par value, 100,000,000 shares authorized; 47,865,529 and 42,029,411 shares issued and outstanding at December 31, 2007 and 2006, respectively	168,287	144,820
Accumulated deficit	(134,892)	(184,111)
Accumulated other comprehensive gain (loss)	110	(13)

Total shareholders' equity (deficit)	45,520	(27,289)

	$80,645	$52,617

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$12,502	$1,791	$931
Royalties	2,707	4,040	669
License revenue	50,367	3,610	575
Collaborative revenue	6	110	2,230

Total revenues	65,582	9,551	4,405
Costs and expenses:
Cost of sales	2,597	1,601	908
Research and development	23,337	26,891	18,369
Selling, general and administrative	26,694	22,666	11,639
Gain on termination of King agreement	(29,584)	—	—
Gain on termination of Esprit agreements	(5,000)	—	—

Total costs and expenses	18,044	51,158	30,916

Income (loss) from operations	47,538	(41,607)	(26,511)
Other income (expenses):
Gain from extinguishment of debt	—	—	1,059
Interest and other income	2,273	2,031	1,445
Interest expense	—	—	(460)

Total other income (expenses)	2,273	2,031	2,044

Net income (loss) before income taxes	49,811	(39,576)	(24,467)
Provision for income taxes	(592)	(83)	—

Net income (loss)	49,219	(39,659)	(24,467)
Deemed dividend on preferred stock	(685)	(665)	(842)

Net income (loss) applicable to common stock shareholders	$48,534	$(40,324)	$(25,309)

Basic net income (loss) applicable to common stock shareholders per share	$1.06	$(0.97)	$(0.64)

Diluted net income (loss) applicable to common stock shareholders per share	$1.05	$(0.97)	$(0.64)

Shares used in computing basic net income (loss) per share	45,951,127	41,517,661	39,821,182

Shares used in computing diluted net income (loss) per share	46,353,207	41,517,661	39,821,182

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock
					Deferred Stock-Based Compensation	Accumulated Deficit		Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at Dec. 31, 2004	15,821	$12,015	34,691,190	$117,071	$(622)	$(119,985)	$(76)	$8,403
Issuance of common stock, net of issuance costs	—	—	5,036,000	21,019	—	—	—	21,019
Issuance of common stock upon exercise of options	—	—	234,468	709	—	—	—	709
Issuance of common stock upon exercise of warrants	—	—	625,152	280	—	—	—	280
Issuance of common stock under employee stock purchase plan	—	—	102,559	381	—	—	—	381
Stock-based compensation	—	—	—	215	—	—	—	215
Amortization of deferred stock-based compensation	—	—	—	(34)	285	—	—	251
Issuance of preferred stock	1,722	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(24,467)	—	(24,467)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(30)	(30)

Comprehensive loss								(24,497)

Balances at Dec. 31, 2005	17,543	12,015	40,689,369	139,641	(337)	(144,452)	(106)	6,761
Change in classification upon adoption of FAS 123R	—	—	—	(337)	337	—	—	—
Issuance of common stock upon exercise of options	—	—	228,006	476	—	—	—	476
Issuance of common stock upon exercise of warrants	—	—	980,813	2,042	—	—	—	2,042
Issuance of common stock under employee stock purchase plan	—	—	131,223	426	—	—	—	426
Stock-based compensation	—	—	—	2,572	—	—	—	2,572
Issuance of preferred stock	615	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(39,659)	—	(39,659)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	93	93

Comprehensive loss								(39,566)

Balances at Dec. 31, 2006	18,158	12,015	42,029,411	144,820	—	(184,111)	(13)	(27,289)
Issuance of common stock, net of issuance costs	—	—	5,300,000	19,966	—	—	—	19,966
Issuance of common stock upon exercise of options	—	—	268,554	778	—	—	—	778
Issuance of common stock upon exercise of warrants	—	—	27,988	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	136,731	382	—	—	—	382
Issuance of common stock to employees	—	—	100,000	364	—	—	—	364
Issuance of common stock to consultants for services	—	—	2,845	10	—	—	—	10
Stock-based compensation	—	—	—	1,967	—	—	—	1,967
Comprehensive income:
Net income	—	—	—	—	—	49,219	—	49,219
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	123	123

Comprehensive income								49,342

Balances at Dec. 31, 2007	18,158	$12,015	47,865,529	$168,287	$—	$(134,892)	$110	$45,520

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$49,219	$(39,659)	$(24,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	865	1,380	1,139
Gain on extinguishment of debt	—	—	(1,059)
Accrued interest expense on shareholder notes	—	—	443
Employee and director stock-based compensation	2,235	2,558	386
Stock-based compensation issued to consultants	106	14	79
Changes in assets and liabilities:
Accounts receivable	5,459	(7,125)	(1,956)
Inventories	1,220	(3,582)	(901)
Other current assets	338	(1,648)	(665)
Other assets	—	32	151
Accounts payable and other accrued liabilities	(6,318)	8,670	81
Accrued compensation	(260)	(172)	1,079
Deferred revenue	(38,203)	11,832	54,507

Net cash provided by (used in) operating activities	14,661	(27,700)	28,817

Investing Activities
Purchase of property and equipment	(156)	(774)	(791)
Purchases of marketable securities	(67,476)	(20,072)	(64,197)
Maturities of marketable securities	28,655	48,810	26,070
Sales of marketable securities	2,991	3,800	4,096

Net cash (used in) provided by investing activities	(35,986)	31,764	(34,822)

Financing Activities
Payments on capital lease obligations	—	—	(33)
Payments on equipment loans	—	—	(73)
Payment of promissory note from related party	—	—	(9,665)
Proceeds from issuance of common stock	21,125	2,944	22,389

Net cash provided by financing activities	21,125	2,944	12,618

Net (decrease) increase in cash and cash equivalents	(200)	7,008	6,613
Cash and cash equivalents at beginning of year	14,574	7,566	953

Cash and cash equivalents at end of year	$14,374	$14,574	$7,566

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$—	$—	$460

Taxes	5	83	—

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. The Company has developed two commercial products. GLUMETZA™ (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that the Company markets in the United States. ProQuin XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that the Company jointly commercializes in the United States with Watson Pharmaceuticals (Watson). The Company has a product candidate, Gabapentin GR™, an extended release form of gabapentin, currently in a Phase 3 trial for the treatment of postherpetic neuralgia. The Company has also completed a Phase 2 trial for Gabapentin GR for the treatment of menopausal hot flashes and a Phase 2 trial for Gabapentin GR for the treatment of diabetic peripheral neuralgia

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and Depomed Development, Ltd. (DDL) through April 2007, at which time DDL was dissolved. DDL did not have any fixed assets, liabilities or employees and will not perform any further product development on behalf of Depomed or any other entity. Material intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue from the sale of its products, royalties earned and contract arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

        Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

  •
  Product Sales—The Company sells GLUMETZA and ProQuin XR product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. Given the Company's limited history of selling GLUMETZA and ProQuin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of GLUMETZA and ProQuin XR until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA and ProQuin XR units are dispensed through patient prescriptions or expiration of

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $6.5 million at December 31, 2007 related to GLUMETZA and ProQuin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, prompt payment discounts, chargebacks and Medicaid rebates. The Company will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA and ProQuin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

    Product sales revenue related to the Company's supply agreement with Esprit Pharma, Inc. (Esprit) was recognized after the expiration of a 30-day period in which Esprit was entitled to reject product that did not meet agreed-upon specifications. The supply agreement with Esprit was terminated in July 2007. See Note 6 of the Notes to Consolidated Financial Statements for additional information with respect to this termination agreement.

  •
  Product Sales Allowances—The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized.

  •
  Wholesaler and Retail Pharmacy Discounts—The Company offers discounts to certain wholesale distributors and retail pharmacies based on contractually determined rates. The Company accrues the discount on shipment to the respective wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

  •
  Patient Support Programs—The Company has patient support programs in which patients receive co-pay assistance or a free limited supply of product from participating pharmacies. The Company reimburses the pharmacies for these discounts and the related reimbursement costs are accrued and treated as a reduction of revenue in the same period the related revenue is recognized.

  •
  Prompt Pay Discounts—The Company offers cash discounts to wholesaler distributors and retail pharmacies, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company's experience, the Company expects the wholesaler distributors and retail pharmacies to comply with the contractual terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

  •
  Medicaid Rebates—The Company participates in the Medicaid rebate program, which provides assistance to certain eligible low-income patients based on each individual state's guidelines regarding eligibility and services. Under the Medicaid rebate program, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on third-party market data regarding prescription payor information, historical usage, and changes in the level of discounts the Company offers that may affect the level of Medicaid discount.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    •
    Chargebacks—The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Adminstration under an FSS contract negotiated by the Department of Veterans Affairs. These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product. The Company estimates and accrues chargebacks based on current contract prices and historical chargeback activity.

  •
  Royalties—Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under the Company's agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they are not estimable.

    The Company recognized royalties under its license agreement with Esprit based on Esprit's sales of ProQuin XR, net of any estimated returns, discounts, rebates and chargebacks, subject to minimum annual royalties. The license agreement with Esprit was terminated in July 2007. See Note 6 of the Notes to Consolidated Financial Statements for additional information with respect to this termination agreement.

  •
  License Revenue—Revenue from license arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company's remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. License fee payments received in excess of amounts earned are classified as deferred revenue until earned.

  •
  Collaborative Revenue—Collaborative revenue recognized relates to services rendered in connection with collaborative arrangements and the achievement of milestones under such arrangements. Revenue related to collaborative agreements with corporate partners is recognized as the expenses are incurred under each contract. The Company is required to perform services as specified in each respective agreement and the Company is reimbursed based on the costs incurred on each specific contract. Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

Stock-Based Compensation

        Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and purchase rights issued under its employee purchase plan after January 1, 2006. Compensation expense for

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimates forfeitures based on historical experience. Under the modified prospective transition method of implementation, no restatement of prior periods has been made. See Note 8 of the Notes to Consolidated Financial Statements for further information regarding Depomed's stock-based compensation expense.

Research and Development Expense and Accruals

        Research and development expenses include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Shipping and Handling Costs

        Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the consolidated statements of operations.

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2007 and 2006 were $2.2 million and $1.3 million, respectively. There was no advertising expense for the year ended December 31, 2005. At December 31, 2007, the Company had approximately $0.4 million in prepaid samples classified within prepaid expenses and other current assets.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in shareholders' equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 has been reflected in the Consolidated Statements of Shareholders' Equity (Deficit).

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline. Realized gains or losses have been insignificant and are included in "interest and other income" in the consolidated statement of operations.

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

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 5 of the Notes to Consolidated Financial Statements). Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and office equipment	3-5 years
Laboratory equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or lease term

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

        In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on management's best estimates, using appropriate and customary assumptions and projections at the time. No such impairments have been identified with respect to the Company's long-lived assets, which consist primarily of property and equipment.

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

	2007	2006	2005
Weighted-average shares—basic	45,951,127	41,517,611	39,821,182
Effect of dilutive securities:
Stock options	246,334	—	—
Warrants	155,746	—	—

Weighted-average shares—diluted	46,353,207	41,517,611	39,821,182

        For the years ended December 31, 2007, 2006 and 2005, 7.0 million, 8.4 million and 8.9 million common stock equivalents are not included in dilutive shares because their effect is anti-dilutive.

Income Taxes

        Income taxes are computed in accordance with FAS No. 109, Accounting for Income Taxes (FAS 109), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 10 (FIN 48). Implementation of FIN 48 did not result in a cumulative adjustment to retained earnings (accumulated deficit). The total amount of unrecognized tax benefits as of the date of adoption was $2.3 million. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion on FIN 48.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

        The Company follows FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company's revenues from product sales are related to sales of GLUMETZA and ProQuin XR in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

Concentration of Risk

        The Company is subject to credit risk from its accounts receivable related to product sales. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholelesale distributors represented 36%, 35% and 21% of GLUMETZA and ProQuin XR shipments for the year ended December 31, 2007. These three customers individually comprised 38%, 46% and 11%, respectively, of GLUMETZA and ProQuin XR accounts receivable as of December 31, 2007. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that all of its past due accounts receivable are collectible.

        The Company relies on a single third-party manufacturer in Puerto Rico to manufacture GLUMETZA and ProQuin XR. The Company also relies on two third-party suppliers for the supply of metformin hydrochloride, the active pharmaceutical ingredient in GLUMETZA and a single third-party supplier for the supply of ciprofloxacin hydrochloride, the active pharmaceutical ingredient in ProQuin XR.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on its consolidated financial statements.

        In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties of the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for the Company beginning January 1, 2009. The Company does not expect EITF 07-1 to have a material effect on its consolidated financial statements.

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities"

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective for the Company beginning on January 1, 2008. The Company does not expect EITF 07-3 to have a material effect on its consolidated financial statements.

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

King Pharmaceuticals, Inc.

        In June 2006, the Company entered into a promotion agreement with King Pharmaceuticals, Inc. (King), pursuant to which King was granted the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King was required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for King's promotion of GLUMETZA, the Company was required to pay King a promotion fee equal to fifty percent of gross margin, which was defined in the agreement as sales of GLUMETZA, net of actual returns, estimated discounts, estimated rebates and estimated chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to sales of the 500mg GLUMETZA tablet in the United States. The Company recognized $3.0 million and $2.4 million in promotion fee expense for the years ended December 31, 2007 and 2006, respectively, under the agreement, which has been classified in selling, general and administrative expense.

        In October 2007, the Company and King terminated the promotion agreement and King paid the Company $29.7 million in termination fees. As a result of the agreement termination and related termination fee, the Company recognized a gain of $29.6 million within operating income in the fourth quarter of 2007. Beginning in the fourth quarter of 2007, the Company is no longer obligated to pay King promotion fees on sales of GLUMETZA in the United States.

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

        The license agreement also provided for royalty payments by Esprit to the Company of 15 percent to 25 percent of ProQuin XR net sales, based on escalating net sales and subject to certain minimum royalty amounts. Esprit's minimum royalty obligation for 2007 was $5.0 million, and in subsequent years was $5.0 million per year, subject to annual increases in the consumer price index beginning in 2008.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

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

        As a result of termination of the license and supply agreements with Esprit, the Company no longer has continuing obligations to Esprit. Accordingly, all deferred revenue related to license fees previously received from Esprit was fully recognized as revenue in July 2007, resulting in recognition of approximately $36.1 million of license revenue. In addition, the final $10.0 million payment received in July 2007 was fully recognized as license revenue on receipt, resulting in total recognition of $46.1 million of license revenue in the third quarter of 2007. The royalty payment of $2.5 million was recognized as royalty revenue and the $5.0 million termination fee has been classified as a gain within operating income in the third quarter of 2007.

        In total, the Company recognized $47.5 million, $2.1 million and $0.4 million of license revenue related to the recognition of these upfront fees for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized a total of $2.5 million, $3.9 million and $0.7 million of royalty revenue under the agreements for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized zero, $1.3 million and $0.9 million of product revenue related to the supply of ProQuin XR to Esprit for the years ended December 31, 2007, 2006 and 2005, respectively.

Biovail Laboratories International

GLUMETZA

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

        In April 2004, the Company and Biovail amended the GLUMETZA license agreement. Under the amended agreement, the Company would receive royalties on sales of Biovail's 1000mg metformin HCl tablet in the United States and Canada in exchange for allowing Biovail to use the Company's clinical data for its Metformin GR, a 500mg metformin HCl tablet, to support and accelerate regulatory submissions for Biovail's 1000mg tablet and to establish equivalence between the two dosage forms. In May 2005, Biovail received a Notice of Compliance for the 500mg and 1000mg strengths of GLUMETZA from the Therapeutic Products Directorate of Canada to market the products in Canada.

        In October 2005, the Company delivered a notice of breach to Biovail and subsequently filed suit in respect of its license agreement with Biovail, related to the failure of Biovail to make the first

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

commercial sale of the 500mg strength GLUMETZA within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Biovail and entered into an amended license agreement whereby the Company granted to Biovail an exclusive license in Canada to manufacture and market the 500mg formulation of GLUMETZA and the Company established its right to manufacture and market the 500mg GLUMETZA in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of the 500mg GLUMETZA in the United States and to use Biovail as the Company's sole supplier of the 1000mg GLUMETZA. The Company recognized $1.5 million, $1.5 million, and $0.1 million of license revenue related to the amortization of this upfront fee for the years ended December 31, 2007, 2006 and 2005, respectively.

        Under the agreement, Biovail is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg GLUMETZA and one percent on Canadian net sales of the 1000mg GLUMETZA. In July 2007, the royalty percentage increased to ten percent on Canadian net sales of the 500mg GLUMETZA, and returned to six percent in January 2008, on FDA approval of the 1000mg formulation of GLUMETZA in the United States. The Company recognized royalty revenue under the agreement of $0.2 million, $0.1 million and zero for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company is obligated to pay Biovail royalties of one percent on net sales of the 500mg GLUMETZA in the United States. The Company recognized royalty expense under the agreement of $0.1 million, $0.1 million and zero for the years ended December 31, 2007, 2006 and 2005, respectively.

        As part of the same settlement, Biovail granted the Company an exclusive license to market the 1000mg GLUMETZA in the United States. The Company is obligated to purchase the 1000mg GLUMETZA exclusively from Biovail, subject to back-up manufacturing rights in the Company's favor. If the Company exercises its back-up rights, compensation to Biovail will change from a supply-based arrangement to royalties of six percent on net sales of the 1000mg GLUMETZA.

Technology License

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

        Also in February 2007, the Company amended its stock purchase agreement with Biovail originally entered into in May 2002. The amended stock purchase agreement removed Biovail's observer rights at the Company's board of directors meetings and removed the right of first negotiation in favor of Biovail with respect to acquisition transactions involving the Company.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

LG Life Sciences, Ltd.

        In August 2004, the Company entered into a license and distribution agreement granting LG Life Sciences (LG) an exclusive license to LG's version of the 500mg GLUMETZA in the Republic of Korea. LG launched the product in Korea, known as Novamet GR (extended release metformin tablets) in 2006.

        Upon signing of the agreement, LG paid the Company a $0.6 million upfront license fee. In November 2006, both parties amended the agreement and LG paid the Company a $0.5 million milestone payment in respect of LG's approval to market GLUMETZA in the Republic of Korea. Through December 31, 2006, the upfront license fee and milestone payment were initially deferred and were being amortized over a period of eight years, which represented the estimated length of time the Company was obligated to provide assistance in development and manufacturing.

        In January 2007, the Company and LG Life Sciences further amended the parties' license and distribution agreement and the Company granted LG a license to certain of the Company's intellectual property rights to manufacture Novamet GR in exchange for royalties on net sales of Novamet GR in Korea, and to remove the provisions of the original agreement providing for the supply of 500mg Novamet GR tablets by the Company to LG. Under the amended agreement, the Company no longer has continuing performance obligations to LG that are other than inconsequential or perfunctory and accordingly, the remaining $0.9 million of previously deferred revenue was recognized as license revenue in the first quarter of 2007.

        The Company recognized $0.9 million, $0.1 million and $0.1 million of license revenue related to the agreements for the years for the years ended December 31, 2007, 2006 and 2005, respectively.

Watson Pharmaceuticals, Inc.

        In July 2007, the Company entered into a promotion agreement with Watson granting Watson a co-exclusive right to promote ProQuin XR to the urology specialty and to long-term care facilities in the United States. In September 2007, the agreement was amended to also grant Watson a co-exclusive right to promote ProQuin XR to the obstetrics/gynecology (ob/gyn) specialty. Watson is required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size. Watson will receive a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level. The Company is responsible for the manufacture and distribution of ProQuin XR. Each party bears all of its own personnel and other costs, including marketing expenses. The term of the promotion agreement is three years, with up to two additional one-year renewal periods at the election of Watson, and subject to early termination under certain circumstances. The Company has retained the right to promote ProQuin XR to physicians outside the urology, ob/gyn and long-term care markets, either directly or through third parties. The Company re-launched ProQuin XR and Watson commenced promotion in October 2007. The Company recognized no promotion fee expense under the agreement for the year ended December 31, 2007.

Madaus S.r.l./Rottapharm

        In November 2005, the Company entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l. Under the terms

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

of the agreement, the Company granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form. Madaus will pay the Company at a pre-specified percent of Madaus' wholesale ex-factory price, net of packaging costs. In January 2006, Madaus paid the Company a $0.2 million license fee. An advance payment against future product sales of $0.3 million will be due within 30 days of the first European regulatory approval. In March 2006, Madaus filed a Marketing Authorization Application (MAA) for ProQuin XR with the Medical Products Agency in Sweden, which is currently pending. No revenue has been recognized under the agreement.

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

        The Company paid PharmaNova an upfront license fee of $0.5 million upon signing of the agreement and is required to pay PharmaNova an additional $0.5 million upon dosing of the first patient in any Phase 3 trial for the product, $1.0 million upon submission to the FDA of a New Drug Application for the product, and $2.0 million upon FDA approval of an NDA. The agreement also provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. The Company was also required to pay PharmaNova consultancy fees of $0.3 million over a ten month period beginning in November 2006. The Company has recognized $0.2 million and $0.6 million of research and development expense under the agreement for the years ended December 31, 2007 and 2006, respectively. The $0.5 million upfront license fee paid upon signing of the agreement was recognized as research and development expense in 2006.

Patheon, Inc.

        In August 2006, Depomed entered into a collaboration agreement with Patheon, Inc. related to the Company's proprietary AcuForm drug delivery technology. Under the agreement, Depomed granted Patheon access to the Company's AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon's clients and collaborative partners. A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with our own internal programs. Patheon will assume primary responsibility for initial feasibility work with technical assistance from us. For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties.

Supernus Pharmaceuticals, Inc.

        In September 2006, Depomed entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging the Company's AcuForm drug delivery technology. The cost and ownership of the program will be shared

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. The Company recognized $0.7 million and $0.1 million of research and development expense under the agreement for the years ended December 31, 2007 and 2006, respectively.

Boehringer Ingelheim Pharmaceuticals, Inc.

        In April 2005, Depomed entered into an agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to conduct feasibility studies with an undisclosed pharmaceutical compound and in December 2005, the Company completed the studies and delivered the agreed feasibility results. Under the agreement, all research and development work with the partner's pharmaceutical compound was funded by the partner. The Company recognized collaborative revenue of $2.2 million in 2005, which approximated the costs recognized under the agreement.

NOTE 3. MARKETABLE SECURITIES

        Securities classified as available-for-sale as of December 31, 2007 and 2006 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$12,537	$—	$—	$12,537
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	35,060	36	(1)	35,095
U.S. government debt securities	3,977	19	—	3,996
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	11,502	39	(1)	11,540
U.S. government debt securities es	4,500	18	—	4,518

Total available-for-sale	$67,576	$112	$(2)	$67,686

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$11,399	$—	$—	$11,399
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	9,213	—	(3)	9,210
U.S. government debt securities	6,790	—	(10)	6,780
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	2,994	1	(1)	2,994

Total available-for-sale	$30,396	$1	$(14)	$30,383

        At December 31, 2007, the Company had six securities in an unrealized loss position.

        The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$9,203	$(2)	$—	$—	$9,203	$(2)
U.S. government debt securities	—	—	—	—	—	—

Total available-for-sale	$9,203	$(2)	$—	$—	$9,203	$(2)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company's securities. Based on the Company's review of these securities, including the assessment of the duration and severity of the related unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of December 31, 2007.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INVENTORIES

        Inventories relate to the manufacture of the Company's GLUMETZA and ProQuin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Raw materials	$837	$1,343
Work-in-process	419	1,387
Finished goods	1,184	970
Deferred costs	823	783

Total	$3,263	$4,483

        Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Furniture and office equipment	$1,430	$1,442
Laboratory equipment	4,388	4,400
Leasehold improvements	2,973	2,919

	8,791	8,761
Less accumulated depreciation	(7,170)	(6,220)

Property and equipment, net	$1,621	$2,541

        There was no property and equipment included under capitalized leases as of December 31, 2007 and December 31, 2006. Depreciation expense was $1.1 million, $1.3 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005.

NOTE 6. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Deferred revenue, current portion
Deferred product sales	$6,489	$4,825
Deferred license revenue	1,453	4,600

	7,942	9,425
Deferred license revenue, non-current portion	20,763	57,483

Total deferred revenue	$28,705	$66,908

        Deferred product sales as of December 31, 2007 and December 31, 2006 relate to the Company's GLUMETZA and ProQuin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. DEFERRED REVENUE (Continued)

        Deferred license revenue relates to upfront payments received by the Company under license and marketing agreements with its partners. At December 31, 2007, deferred license revenue consisted primarily of upfront license fee payments received from Biovail. In December 2004, the Company received a $25.0 million license fee payment under its agreement with Biovail. The $25.0 million license fee is being recognized as revenue ratably until February 2023, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of GLUMETZA in the United States and to use Biovail as the Company's sole supplier of the 1000mg of GLUMETZA, should the 1000mg obtain approval in the United States.

        At December 31, 2006, deferred license revenue consisted primarily of upfront license fee payment from Biovail and Esprit. In July 2005, the Company received $30.0 million from Esprit and additional $10.0 million in December 2006. The license fees payments received from Esprit were recognized as revenue ratably until June 2020, which represented the length of time that the Company was obligated to manufacture ProQuin XR for Esprit or its licensees. In July 2007, the agreements with Esprit were terminated and the related remaining deferred license revenue was immediately recognized (See Note 2).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its facilities under non-cancelable operating leases that expire in June 2009 with options to extend the lease terms for an additional five years. The leases are subject to annual increases on the anniversary of the commencement dates. Rent expense was $1.2 million, $1.2 million and $1.1 million years ended December 31, 2007 2006 and 2005 respectively.

        In 2004, the Company received a leasehold improvement allowance from the landlord of approximately $0.4 million which was used to reimburse costs of remodeling the Company's facility. The Company recorded the costs of improvements in property, plant and equipment and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease.

        As of December 31, 2007 future minimum payments under operating leases for facilities and equipment were as follows (in thousands):

2008	$1,441
2009	805
2010	40
2011	6

$2,292

Manufacturing Agreements

        The Company has entered into a manufacturing arrangement with MOVA Pharmaceuticals (MOVA), a subsidiary of Patheon, Inc. pursuant to which MOVA will manufacture commercial quantities of GLUMETZA for the Company. As of December 31, 2007 the Company has

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES (Continued)

non-cancelable purchase orders and minimum purchase obligations for 2008 totaling approximately $0.7 million under this arrangement.

Convertible Promissory Note

        In connection with the formation of DDL, Elan made a loan facility available to the Company for up to $8,010,000 in principal to support the Company's 80.1% share of the joint venture's research and development costs pursuant to a convertible promissory note issued by the Company to Elan. The funding term of the loan expired in November 2002. The note had a six-year term, was due in January 2006, and bore interest at 9% per annum, compounded semi-annually, on any amounts borrowed under the facility. However, in June 2005, the Company repurchased the promissory note with an outstanding balance of $10.7 million, including $2.9 million of accrued interest, for $9.7 million including commissions paid to a financial consultant and legal fees. A gain on the extinguishment of the debt of $1.1 million was recorded in other income for the year ended December 31, 2005.

Long-Term Debt

        In March 2001, the Company entered into a secured equipment financing credit facility. The credit facility allowed the Company to finance up to $2.0 million of equipment and leasehold improvements purchased from August 2000 through December 31, 2001. The interest rate was recalculated with each draw at 7.5% above the then current 36 month US Treasury Note rate. At the end of December 2001, the Company had utilized approximately $1.3 million of the credit facility. All amounts outstanding were repaid by July 2005 and the Company recognized $0.5 million in interest expense during the year ended December 31, 2005. The unused portion of the credit facility of $0.7 million expired on December 31, 2001.

NOTE 8. STOCK-BASED COMPENSATION

        The Company adopted FAS 123(R) on January 1, 2006 as described in Note 1 of the Notes to Consolidated Financial Statements. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by the Company's stock price as well as assumptions which include the Company's expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2007 and 2006:

	2007	2006
Employee and Director Stock Options
Risk-free interest rate	3.42-5.09%	4.44-5.23%
Dividend yield	None	None
Expected option term (in years)	5.25-6.06	5.25-6.06
Expected stock price volatility	53.2-63.9%	53.8-62.2%

The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2007 and 2006:

	2007	2006
Employee Stock Purchase Plan
Risk-free interest rate	2.90-4.98%	4.52-5.06%
Dividend yield	None	None
Expected option term (in years)	0.5-2.0	0.5-2.0
Expected stock price volatility	59.6-83.6%	33.5-56.1%

        The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options, stock awards and the Company's employee stock purchase program (ESPP) in the Company's consolidated statements of operations (in thousands):

	2007	2006
Cost of sales	$24	$12
Research and development expense	695	976
Selling, general and administrative expense	1,622	1,584

Total	$2,341	$2,572

        The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 were $1.62 and $3.50, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2007 and 2006 were $1.57 and $1.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $0.2 million was $0.5 million, respectively. The total fair value of options that vested during the years ended December 31, 2007 and 2006 were $1.6 million and $2.3 million, respectively. At December 31, 2007, Depomed had $5.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.5 years. Cash received from stock option exercises was $0.8 million and $0.5 million for the years ended December 31, 2007 and 2006.

        Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. Under APB No. 25, no stock-based compensation was recognized for the ESPP or for option grants when the exercise price of the options granted was equal to or greater than the fair value market price of the stock on the grant date. In accordance with the provisions of FAS 123(R), we eliminated the balance of the deferred

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

compensation calculated under APB No. 25 to the common stock account on January 1, 2006. For the year ended December 31, 2005, the Company recognized approximately $0.4 million, respectively, of stock-based compensation expense under APB No. 25.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

        Prior to January 1, 2006, Depomed followed the disclosure provisions of FAS 123. The following table illustrates the effect on net loss (in thousands) and net loss per share for the year ended December 31, 2005 if the fair value recognition provisions of FAS 123 had been applied to options granted and ESPP shares purchased under Depomed's equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the awards is recognized over the vesting periods.

2005
Net loss applicable to common stock shareholders—as reported	$(25,309)
Add: Total stock-based employee and director compensation expense, included in the determination of net loss as reported	386
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards	(2,123)

Net loss applicable to common stock shareholders—pro forma	$(27,046)
Net loss per common share—as reported	$(0.64)
Net loss per common share—pro forma	$(0.68)

        For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model and the following assumptions:

2005
Employee and Director Stock Options
Risk-free interest rate	3.85-4.43%
Dividend yield	None
Expected option term (in years)	4.0
Expected stock price volatility	65.2-67.0%

        Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of options granted was $2.66 for the year ended December 31, 2005. The total intrinsic value of options exercised during the years ended December 31, 2005 was $0.6 million. The total fair value of options vested was $2.0 million for the year ended December 31, 2005.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

        The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the year ended December 31, 2005.

2005
Employee Stock Purchase Plan
Risk-free interest rate	3.22-4.33%
Dividend yield	None
Expected option term (in years)	0.5
Expected stock price volatility	43.3-47.0%

        Based on the Black-Scholes option valuation model, the weighted-average estimated fair value of purchase rights granted under the ESPP was $1.75 for the year ended December 31, 2005.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2007. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the activity for the three years ended December 31, 2007 under the 1995 Plan:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2004	3,788,676	$4.24
Options exercised	(221,438)	2.91
Options forfeited	(156,744)	6.48
Options expired	(4,940)	4.36

Options outstanding at December 31, 2005	3,405,554	$4.22
Options exercised	(220,445)	1.99
Options forfeited	(92,203)	5.80
Options expired	(40,254)	6.03

Options outstanding at December 31, 2006	3,052,652	$4.31
Options exercised	(266,949)	2.89
Options forfeited	(990,316)	5.13
Options expired	(251,767)	3.82

Options outstanding at December 31, 2007	1,543,620	$4.12
Options exercisable and expected to become exercisable at December 31, 2007	1,543,619	$4.12
Options exercisable at December 31, 2007	1,543,516	$4.12

	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	3.42	$644
Options exercisable and expected to become exercisable at December 31, 2007	3.42	$644
Options exercisable at December 31, 2007	3.42	$644

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2007 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.71	316,268	4.98	$1.71	316,268	$1.71
$1.95 - $3.40	333,861	2.40	2.82	333,861	2.82
$3.50 - $4.30	396,555	2.96	4.03	396,555	4.03
$4.44 - $6.76	341,946	4.55	6.12	341,946	6.12
$7.32 - $9.50	154,990	1.14	7.61	154,886	7.61

	1,543,620	3.42	$4.12	1,543,516	$4.12

        In December 2002, the Board of Directors authorized an increase in the number of shares authorized for issuance under the 1995 Plan by 1,306,811 shares. On May 29, 2003 at the 2003 Annual Meeting of Shareholders, the Company's shareholders approved this increase to the 1995 Plan. In December 2002 and March 2003, the Company granted options to purchase approximately 585,000 shares of common stock out of the 1,306,811 share increase at exercise prices of $1.71 and $2.70, respectively, which represented the fair market values of the Company's common stock on the respective dates of grant. However, as the options were not deemed authorized for grant until the shareholders approved the increase in the number of shares authorized under the 1995 Plan, the applicable measurement date for accounting purposes was on the date such approval was obtained. Since the fair market value of the underlying common stock on May 29, 2003 was $3.50, which was greater than the exercise prices of the stock options granted, the Company was required to record the difference of approximately $1.0 million as deferred stock-based compensation expense to be recognized ratably over the vesting period of the related stock options under APB No. 25. For the year ended December 31, 2005, the Company recognized approximately $0.2 million in stock-based compensation expense related to these stock options.

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

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at December 31, 2007 was 5,000,000 shares, of which 1,371,753 were available for future issuance.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

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

        The following tables summarize the activity for the three years ended December 31, 2006 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2004	557,944	$5.25
Options granted at fair market value	471,738	5.08
Options exercised	(13,030)	4.98
Options forfeited	(50,242)	5.01

Options outstanding at December 31, 2005	966,410	$5.18
Options granted at fair market value	1,284,250	5.75
Options exercised	(7,561)	5.09
Options forfeited	(100,156)	6.04

Options outstanding at December 31, 2006	2,142,943	$5.49
Options granted at fair market value	2,445,185	2.81
Options exercised	(1,605)	3.84
Options forfeited	(1,083,359)	4.82

Options outstanding at December 31, 2007	3,503,164	$3.82
Options exercisable and expected to become exercisable at December 31, 2007	3,248,899	$3.87
Options exercisable at December 31, 2007	997,271	$5.08

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	8.84	$1,544
Options exercisable and expected to become exercisable at December 31, 2007	8.81	$1,390
Options exercisable at December 31, 2007	7.82	$50

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2007 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.98	1,080,300	9.65	$1.98	33,333	$1.98
$2.05 - $3.31	781,384	9.41	3.08	150,360	3.24
$3.38 - $5.08	823,193	8.13	4.54	377,807	4.72
$5.73 - $6.29	798,500	7.99	6.22	419,879	6.21
$6.36 - $7.78	19,787	6.59	7.49	15,892	7.63

	3,503,164	8.84	$3.82	997,271	$5.08

NOTE 9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

        The Company's Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at anytime between January 2002 and January 2006 into the Company's common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company's March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share. In December 2004, the Company entered into an agreement with the Series A Preferred shareholder to resolve a misunderstanding between the Company and the shareholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock. Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share. The Company and the shareholder also agreed to binding interpretations of certain other terms related to the Series A Preferred Stock conversion price.

        Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a "significant modification" of the agreement had been made, and, therefore, a new "commitment date" for accounting purposes had been established on December 10, 2004. The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification. The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends. The fair value of the underlying common stock on December 10, 2004 was $5.06 per share. The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. SHAREHOLDERS' EQUITY (Continued)

of also providing a deemed dividend to the preferred shareholder. However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company's January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12. As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contains a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5.

        In conjunction with the modification of the agreement, the Company issued a warrant to the Series A Preferred shareholder. The value of the warrant was considered in determining the value of the modified security. The warrant is convertible into shares of the Company's common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreases by approximately 4.8% per year during the conversion period, such that the number of shares of the Company's common stock issuable upon conversion of the warrant will increase by approximately 5.1% per year. The conversion of the warrant will be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

        The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2007, 2006 and 2005, the Company recognized Series A Preferred Stock deemed dividends of approximately $0.7 million, $0.7 million and $0.8 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

        As of December 31, 2007, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18.2 million. The warrant was convertible into 2,807,707 shares of the Company's common stock at a conversion price of $6.47 as of December 31, 2007.

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2007 was 1,000,000, of which 581,955 shares were available for future issuance.

        In 2007, the Company sold 136,731 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $2.79 with proceeds of approximately $0.4 million. In 2006, the Company sold 131,223 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $3.25 with proceeds of approximately $0.4 million.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. SHAREHOLDERS' EQUITY (Continued)

Warrant and Option Exercises

        During 2007, the Company issued 27,988 shares of common stock to warrant holders subject to a cashless exercise feature of the exercised warrants. As of December 31, 2007, there were 419,154 shares of common stock reserved for issuance for all outstanding warrants with a weighted-average exercise price of $2.16. The outstanding warrants are fully exercisable and expire in April 2008.

        Employees and consultants exercised options to purchase 268,554 shares of the Company's common stock with net proceeds to the Company of approximately $0.8 million during the year ended December 31, 2007. Employees and consultants exercised options to purchase 228,006 shares of the Company's common stock with net proceeds to the Company of approximately $0.5 million during the year ended December 31, 2006.

Shareholder Rights Plan

        On April 21, 2005, the Company adopted a shareholder rights plan, (the Rights Plan). Under the Rights Plan, the Company distributed one preferred share purchase right for each share of common stock outstanding at the close of business on May 5, 2005. If a person or group acquires 20% or more of the Company's common stock in a transaction not pre-approved by the Company's Board of Directors, each right will entitle its holder, other than the acquirer, to buy additional shares of the Company's common stock at 50% of its market value, as defined in the Rights Plan. In addition, if an unapproved party acquires more than 20% of the Company's common stock, and the Company is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to receive upon exercise of the rights, common stock of the merger party or asset buyer with a value of twice the exercise price of the rights. Each right also becomes exercisable for one one-thousandth of a share of the Company's Series RP preferred stock at the right's then current exercise price ten days after an unapproved third party makes, or announces an intention to make, a tender offer or exchange offer that, if completed, would result in the unapproved party acquiring 20% or more of the Company's common stock. The Board of Directors may redeem the rights for a nominal amount before an event that causes the rights to become exercisable. The rights will expire on April 21, 2015.

Equity Line of Credit

        In December 2006, the Company entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., which provides that, upon the terms and conditions set forth in the purchase agreement, Azimuth is committed to purchase up to the lesser of (a) $30,000,000 of the Company's common stock, or (b) 8,399,654 shares of common stock, which was equal to the number of shares that is one less than 20% of the issued and outstanding shares of the Company's common stock as of December 11, 2006, over the 24 month term of the purchase agreement. From time to time over the term of the Purchase Agreement, and at the Company's discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of its common stock, subject to certain limits and so long as specified conditions are met. The shares of common stock will be sold at a discount ranging from 3.775% to 6.375%, which varies based on a threshold price set by the Company. Upon each sale of the Company's common stock to Azimuth under the agreement, the Company has also agreed to pay Reedland Capital Partners a placement fee equal to 1.125% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. SHAREHOLDERS' EQUITY (Continued)

not required to purchase the Company's common stock when the price of the Company's common stock is below $2 per share. As of December 31, 2007, the Company has not sold any shares under this common stock purchase agreement.

NOTE 10. RELATED PARTY TRANSACTIONS

Retirement of John W. Fara, Ph.D.

        In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company. Dr. Fara will continue to serve as a member of the Company's Board of Directors. The Company entered into a consulting agreement with Dr. Fara, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company will pay Dr. Fara $20,833 per month for his consulting services, and will reimburse Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the year ended December 31, 2007, the Company incurred expense of approximately $90,000 associated with this consulting agreement.

        During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the year ended December 31, 2007, the Company recognized approximately $67,000 in stock compensation expense associated with these awards.

        In the event of a change in control of the Company, as defined by the Company's 2004 Equity Incentive Plan, all of Dr. Fara's unvested options will fully vest, and any remaining monthly payments for consulting under the agreement will be accelerated.

Retirement of John F. Hamilton

        In October 2007, John F. Hamilton retired from his position as Vice President, Finance and Chief Financial Officer of the Company. The Company entered into a letter agreement with the Mr. Hamilton, pursuant to which the Company made a $190,000 lump sum payment to Mr. Hamilton. Options to purchase the Company's common stock held by Mr. Hamilton on retirement were cancelled in October 2007 and were exchanged for 100,000 fully vested shares of common stock pursuant to the Company's 2004 Equity Incentive Plan. The Company will also reimburse Mr. Hamilton for COBRA premiums.

        The Company treated the issuance of fully vested shares of common stock in exchange for the cancellation of Mr. Hamilton's options as a modification of the terms of the cancelled options for accounting purposes. The Company recognized approximately $364,000 of stock-based compensation expense related to this transaction, which represented the remaining unrecognized compensation costs associated with Mr. Hamilton's cancelled options on the date of settlement.

        The Company also entered into a consulting agreement with Mr. Hamilton, pursuant to which Mr. Hamilton will provide consulting services to the Company through October 10, 2008. From October 10, 2007 through October 10, 2008, the Company will pay Mr. Hamilton $25,667 per month for his consulting services. For the year ended December 31, 2007, the Company incurred expense of approximately $64,000 associated with this consulting agreement. At December 31, 2007, the Company had approximately $51,000 included in accounts payable related to this consulting arrangement, which

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. RELATED PARTY TRANSACTIONS (Continued)

was paid in full in January 2008. In the event of a change in control of the Company, as defined by the Company's 2004 Equity Incentive Plan, any remaining monthly payments for consulting under the agreement will be accelerated.

NOTE 11. REDUCTION IN FORCE

        In September 2007, the Company reduced its workforce by 25 employees, or approximately 25% of its full-time staff, to conserve cash and align its workforce with its anticipated staffing needs. The total cost of the workforce reduction was approximately $0.7 million, which consisted of cash payments for severance, medical insurance and outplacement services and was recognized as expense during the year ended December 31, 2007. Severance expense of approximately $0.4 million and $0.3 million was recognized in research and development expense and selling, general and administrative expense, respectively, for the year ended December 31, 2007.

NOTE 12. INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
Current:
	2007	2006	2005
Federal	$470	$—	$—
State	118	—	—
Foreign	4	83	—

	592	83	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$592	$83	$—

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Tax at federal statutory rate	$16,936	$(13,457)	$(8,319)
State tax, net of federal benefit	118	—	—
Foreign tax	4	83	—
Net operating losses	(17,364)	12,674	8,250
Federal—AMT	470	—	—
Other	428	783	69

	$592	$83	$—

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES (Continued)

        For the year ended December 31, 2007, federal and state income tax provisions were based on the Company's alternative minimum tax, as the Company utilized net operating loss carryforwards. No provision for federal or state income taxes has been recorded for the years ended December 31, 2006 and 2005 due to operating losses. The Company's tax provision for the year ended December 31, 2006 is solely due to foreign taxes withheld on license revenue related to the Company's agreement with LG by the Republic of Korea. As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $88.6 million, which expire in the years 2021 through 2026 and federal research and development tax credits of approximately $3.3 million which expire in the years 2011 through 2026. Net operating loss carryforwards for state income tax purposes were approximately $59.0 million, which expire in the years 2013 through 2016 and state research and development tax credits were approximately $3.4 million which have no expiration date. The Company has federal and state alternative minimum tax credit carryforwards of $0.5 million and $0.1 million, respectively, which have no expiration date. Additionally, the Company has foreign tax credit carryforwards of $0.2 million, which begin to expire in 2014.

        Utilization of the Company's net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
Deferred Tax Assets:
	2007	2006	2005
Net operating loss carryforwards	$33,100	$41,900	$40,400
Tax carryforwards	6,300	4,500	3,000
In-process research and development	3,100	3,500	3,900
Capitalized research expenses	1,500	1,800	2,200
Deferred revenue	11,500	22,700	10,000
Other, net	1,200	1,600	400

Total deferred tax assets	56,700	76,000	59,900
Valuation allowance for deferred tax assets	(56,700)	(76,000)	(59,900)

Deferred tax assets, net	$—	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $19.3 million during the years ended December 31, 2007, and increased by $16.1 million and $13.7 million 2006 and 2005, respectively.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company did not recognize any

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES (Continued)

adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1995 through 2006 have not been examined and the applicable statutes of limitation have not expire with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

        The following table summarizes the activity related to our unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Unrecognized tax benefits—January 1, 2007	$2,306
Gross increases—prior year tax positions	—
Gross increases—current year tax positions	586
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2007	$2,892

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 13. SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following tables set forth certain consolidated statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2006 through the quarter ended December 31, 2007 (in thousands). This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. SUMMARIZED QUARTERLY DATA (UNAUDITED) (Continued)

representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$1,332	$2,502	$3,832	$4,836
Total revenues	3,829	3,608	52,860	5,285
Gross margin on product sales	1,026	1,933	3,108	3,838
Gain on termination of King agreement	—	—	—	(29,584)
Gain on termination of Esprit agreements	—	—	(5,000)
Income (loss) from operations	(11,276)	(9,413)	43,929	24,297
Net income (loss)	(10,866)	(8,960)	44,319	24,726
Net income (loss) applicable to common stock shareholders	(11,033)	(9,130)	44,145	24,552
Basic net income (loss) per share	$(0.26)	$(0.20)	$0.93	$0.51
Diluted net income (loss) per share	$(0.26)	$(0.20)	$0.92	$0.51

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$100	$1,165	$—	$526
Total revenues	1,342	2,213	959	5,037
Gross margin on product sales	25	114	(320)	370
Loss from operations	(8,348)	(10,503)	(13,125)	(9,631)
Net loss	(7,753)	(9,917)	(12,633)	(9,356)
Net loss applicable to common stock shareholders	(7,925)	(10,080)	(12,798)	(9,521)
Basic and diluted net loss per share	$(0.19)	$(0.24)	$(0.31)	$(0.23)

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Sales allowances, discounts, chargebacks and rebates:
Year ended December 31, 2007	$371	$1,726	$(386)	$(1,243)	$468
Year ended December 31, 2006	—	131	1,507	(1,267)	371
Year ended December 31, 2005	—	—	—	—	—

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

QuickLinks

DEPOMED, INC. 2007 FORM 10-K REPORT TABLE OF CONTENTS
NOTE REGARDING FORWARD-LOOKING STATEMENTS
CORPORATE INFORMATION
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
DEPOMED, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DEPOMED, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
DEPOMED, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
DEPOMED, INC CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
DEPOMED, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS