Form 10-Q
period 2008-03-31
DEPOMED INC
filed 2008-05-07
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 5, 2008 was 48,027,047.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,592	$14,374
Marketable securities	44,494	39,091
Accounts receivable	2,928	3,390
Unbilled accounts receivable	—	233
Inventories	2,206	3,263
Prepaid and other current assets	3,632	2,418
Total current assets	64,852	62,769
Marketable securities	7,598	16,058
Property and equipment, net	1,413	1,621
Other assets	197	197
	$74,060	$80,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,046	$1,134
Accrued compensation	949	1,558
Accrued clinical trial expense	559	322
Other accrued liabilities	3,262	3,322
Deferred product sales	7,383	6,489
Deferred license revenue	1,453	1,453
Other current liabilities	56	56
Total current liabilities	14,708	14,334
Deferred license revenue, non-current portion	20,399	20,763
Other long-term liabilities	55	28
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and outstanding at March 31, 2008 and December 31, 2007, with an aggregate liquidation preference of $18,159	12,015	12,015
Common stock, no par value, 100,000,000 shares authorized; 47,866,571 and 47,865,529 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	168,912	168,287
Accumulated deficit	(142,173)	(134,892)
Accumulated other comprehensive gain	144	110
Total shareholders’ equity	38,898	45,520
	$74,060	$80,645

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$5,226	$1,332
Royalties	112	34
License revenue	363	2,463
Total revenues	5,701	3,829

Costs and expenses:
Cost of sales	1,209	306
Research and development	6,069	8,572
Selling, general and administrative	6,507	6,227
Total costs and expenses	13,785	15,105

Loss from operations	(8,084)	(11,276)

Interest and other income	803	410

Net loss before income taxes	(7,281)	(10,866)

Provision for income taxes	—	—

Net loss	(7,281)	(10,866)

Deemed dividend on preferred stock	(175)	(167)

Net loss applicable to common stock shareholders	$(7,456)	$(11,033)

Basic and diluted net loss applicable to common stock shareholders per common share	$(0.16)	$(0.26)

Shares used in computing basic and diluted net loss per common share	47,866,093	42,076,197

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(7,281)	$(10,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	226
Employee and director stock-based compensation	552	489
Stock-based compensation related to consultants	69	4
Changes in assets and liabilities:
Accounts receivable	695	8,000
Inventories	1,057	92
Prepaid and other current assets	(1,214)	(505)
Accounts payable and other accrued liabilities	116	(2,062)
Accrued compensation	(609)	(602)
Deferred revenue	530	(2,763)
Net cash (used in) operating activities	(5,870)	(7,987)

Investing Activities
Purchases of property and equipment	(46)	(34)
Purchases of marketable securities	(22,202)	(10,551)
Maturities of marketable securities	24,350	8,994
Sales of marketable securities	983	—
Net cash provided by (used in) investing activities	3,085	(1,591)

Financing Activities
Proceeds from issuance of common stock	3	169
Net cash provided by financing activities	3	169

Net (decrease) in cash and cash equivalents	(2,782)	(9,409)
Cash and cash equivalents at beginning of period	14,374	14,574
Cash and cash equivalents at end of period	$11,592	$5,165

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2008 are not necessarily indicative of results to be expected for the entire year ending December 31, 2008 or future operating periods.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date. The balance sheet does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On adoption of FAS 123(R), the Company concluded that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term and estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method in SAB 107.  SAB 107 allowed for use of the simplified method to estimate expected term through December 31, 2007. In December 2007, the SEC issued SAB 110, which extended the ability for companies to utilize the simplified method beyond December 31, 2007 under limited circumstances.  At January 1, 2008, the Company concluded again that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of the Company’s limited exercise history and also elected to no longer utilize the simplified method.  For options granted after January 1, 2008, the Company has estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions.  The expected term used for options granted after January 1, 2008 is 5.04 years. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation expense.

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

•      Product Sales - The Company sells GLUMETZA® and ProQuin® XR product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the Company’s limited history of selling GLUMETZA and ProQuin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of GLUMETZA and ProQuin XR until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA and ProQuin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $7.4 million at March 31, 2008 related to GLUMETZA and ProQuin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, prompt payment discounts, chargebacks and Medicaid rebates. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA and ProQuin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

•      Product Sales Allowances – The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized.

•      Wholesaler and Retail Pharmacy Discounts – The Company offers discounts to certain wholesale distributors and retail pharmacies based on contractually determined rates. The Company accrues the discount on shipment to the respective wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

•      Patient Support Programs – The Company has patient support programs in which patients receive co-pay assistance or a free limited supply of product from participating pharmacies.  The Company reimburses the pharmacies for these discounts and the related reimbursement costs are accrued and treated as a reduction of revenue in the same period the related revenue is recognized.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•      Prompt Pay Discounts – The Company offers cash discounts to wholesaler distributors and retail pharmacies, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company’s experience, the Company expects the wholesaler distributors and retail pharmacies to comply with the contractual terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

•      Medicaid Rebates – The Company participates in Medicaid rebate programs, which provide assistance to certain eligible low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on third-party market data regarding prescription payor information, historical usage, and changes in the level of discounts the Company offers that may affect the level of Medicaid discount.

•      Chargebacks – The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs.  These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.  The Company estimates and accrues chargebacks based on current contract prices and historical chargeback activity.

•      Royalties - Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalties received under the Company’s agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they are not estimable.

The Company recognized royalties under its license agreement with Esprit Pharma (Esprit) based on Esprit’s sales of ProQuin XR, net of any estimated returns, discounts, rebates and chargebacks, subject to minimum annual royalties. The license agreement with Esprit was terminated in July 2007.

•      License Revenue - Revenue from license arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license fees are recognized over the estimated performance period. License fee payments received in excess of amounts earned are classified as deferred revenue until earned.

•      Collaborative Revenue - Collaborative revenue recognized relates to services rendered in connection with collaborative arrangements and the achievement of milestones under such arrangements. Revenue related to collaborative agreements with corporate partners is recognized as the expenses are incurred under each contract. The Company is required to perform services as specified in each respective agreement and the Company is reimbursed based on the costs incurred on each specific contract. Nonrefundable substantive milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones where no further obligation to perform exists under that milestone provision of the arrangement and when collectibility is reasonably assured.

Recently Issued Accounting Standards

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between parties of the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for the Company beginning January 1, 2009. The Company does not expect EITF 07-1 to have a material effect on its financial position, results of operations or cash flows.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to contractual arrangements be deferred and recognized as expense in the period that the related goods are delivered or services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

 The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations. As of March 31, 2008, the individual contractual period for all available-for-sale debt securities is less than two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency debt securities	$—	$—	$—	$—	$—	$—
U.S. corporate debt securities	10,001	(61)	—	—	10,001	(61)
Total available-for-sale	$10,001	$(61)	$—	$—	$10,001	$(61)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2008.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•      Level 1: Quoted prices in active markets for identical assets or liabilities.

•      Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•      Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The adoption of FAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$402	$—	$—	$402
Commercial paper	—	9,968	—	9,968
U.S. government agency debt securities	—	8,534	—	8,534
U.S. corporate debt securities	—	43,558	—	43,558
Total	$402	$62,060	$—	$62,462

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (FAS 159), which provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. FAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company did not elect to apply the fair value option to any of its financial assets or liabilities; therefore, there has been no impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options, warrants and other convertible securities, are not included as their effect is antidilutive. At March 31, 2008 and 2007, the total number of outstanding common stock equivalent shares excluded from the loss per share computation was 8,842,590 and 8,550,392, respectively.

NOTE 4.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2007

Cost of sales	$5	$4
Research and development expense	201	201
Selling, general and administrative expense	415	288
Total	$621	$493

At March 31, 2008, Depomed had $5.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.4 years.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2008 and 2007 approximates net loss and includes unrealized gains and losses on marketable securities.

NOTE 6. INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and ProQuin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$391	$837
Work-in-process	229	419
Finished goods	710	1,184
Deferred costs	876	823
Total	$2,206	$3,263

Deferred costs represent the costs of GLUMETZA and ProQuin XR product shipped for which recognition of revenue has been deferred.

NOTE 7. SHAREHOLDERS’ EQUITY

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three months ended March 31, 2008 and 2007, the Company recognized Series A Preferred Stock deemed dividends of approximately $175,000 and $167,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

As of March 31, 2008, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18.2 million. The warrant was convertible into 2,842,650 shares of the Company’s common stock at a conversion price of $6.39 as of March 31, 2008.

Option Exercises

During the three months ended March 31, 2008, employees and consultants exercised options to purchase 1,042 shares of the Company’s common stock with net proceeds to the Company of approximately $3,000.

NOTE 8.  RELATED PARTY TRANSACTIONS

John W. Fara, Ph.D.

In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company.  Dr. Fara will continue to serve as a member of the Company’s Board of Directors until the 2008 Annual Meeting.  The Company entered into a consulting agreement with Dr. Fara, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company will pay Dr. Fara $20,833 per month for his consulting services, and will reimburse Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the quarter ended March 31, 2008, the Company incurred expense of approximately $62,000 associated with this consulting agreement.

During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the quarter ended March 31, 2008, the Company recognized approximately $59,000 in stock compensation expense associated with these awards. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, all of Dr. Fara’s unvested options will fully vest, and any remaining monthly payments for consulting under the agreement will be accelerated.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

John F. Hamilton

In October 2007, John F. Hamilton retired from his position as Vice President, Finance and Chief Financial Officer of the Company.  The Company entered into a consulting agreement with Mr. Hamilton, pursuant to which Mr. Hamilton will provide consulting services to the Company through October 10, 2008. From October 10, 2007 through October 10, 2008, the Company will pay Mr. Hamilton $25,667 per month for his consulting services. For the quarter ended March 31, 2008, the Company incurred expense of approximately $77,000 associated with this consulting agreement. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, any remaining monthly payments for consulting under the agreement will be accelerated. The Company will also reimburse Mr. Hamilton for COBRA premiums.

NOTE 9. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007 and March 31, 2008, the Company had $2.9 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

NOTE 10. SUBSEQUENT EVENTS

Settlement with Teva Pharmaceuticals USA, Inc.

In January 2006, the Company filed a complaint against IVAX Corporation (IVAX) in the U.S. District Court for the Northern District of California for infringement of patents related to the Company’s AcuForm delivery technology. The complaint alleged infringement of the Company’s patents (US Patent Nos. 6,340,475 and 6,635,280 (the “Asserted Patents”)) by IVAX’s extended release metformin hydrochloride tablets.

In April 2008, the Company entered into a Settlement and License Agreement with Teva Pharmaceuticals USA, Inc. (Teva) related to the patent infringement lawsuit filed by the Company against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. The settlement agreement provides for a one-time payment to the Company of $7.5 million, which the Company received in April 2008, and for a non-exclusive license to the Asserted Patents in favor of Teva (including IVAX) to continue to market its generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States under the Asserted Patents.  The Company will also receive ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States.  The royalty is subject to a $2.5 million aggregate cap.

Facilities in Menlo Park, California

On April 22, 2008, the Company entered into amendments to its existing leases agreements with Menlo Business Park, LLC for the Company’s premises at 1330, 1360 and 1430 O’Brien Drive, Menlo Park, California (the Lease Amendments). The Lease Amendments, effective as of March 18, 2008, extend the term of the existing leases for thirty-one months, through January 31, 2012, and provide for an option exercisable by the Company to further extend any of the lease terms for an additional five years.  All other material provisions of the leases remain the same, except for the monthly base rent for the Company’s premises at 1430 O’Brien Drive, which will be increased to $20,824 per month, beginning on July 1, 2009, subject to adjustment under certain conditions, in addition to operating expenses and taxes for the duration of the lease term. The monthly base rent for the Company’s premises at 1330 and 1360 O’Brien Drive did not change under the Lease Amendments, and are $50,732 and $54,654 per month beginning May 1, 2008, respectively, and subject to adjustment under certain conditions, in addition to operating expenses and taxes for the duration of the lease term.

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

•      our ability to find development and commercialization partners for Gabapentin GR® and other product candidates;

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

Our most advanced product candidate in development is Gabapentin GR®, an extended release form of gabapentin.  With respect to Gabapentin GR, we have completed a Phase 2 clinical trial for the treatment of women with menopausal hot flashes.  We have also completed a Phase 3 clinical trial for the treatment of postherpetic neuralgia (PHN), and have initiated a second Phase 3 trial for the same indication.  In addition, we have other product candidates in earlier stages of development.

The following table summarizes our marketed products, and our product pipeline.

Marketed Products

Product	Indication	Status (1)
GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea.

Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

ProQuin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Co-promoted in the US with Watson Pharma.

Regulatory application pending in Sweden. European rights held by Rottapharm.

Product Pipeline

Gabapentin GR®	Postherpetic neuralgia	Second Phase 3 study underway.

	Menopausal hot flashes	Phase 2 trial complete. Phase 3 study design ongoing.

	Diabetic peripheral neuropathy	Phase 2 trial complete.

Omeprazole	Gastroesophageal reflux disease	Phase 1a and Phase 2a proof of concept studies completed.

Undisclosed compound	Confidential(2)	Phase 1 trial underway.

Partnered with Supernus Pharmaceuticals, Inc.

Two undisclosed compounds	Confidential	Preclinical development ongoing.

(1)    The section below entitled “Government Regulation” for additional information regarding the phases of drug development.

(2)    The compound and indication may not be disclosed pursuant to the collaboration agreement.

Our intellectual property position includes nine issued patents and nineteen patent applications pending in the United States.

Significant Developments for the Quarter Ended March 31, 2008.

•      In February 2008, we announced positive results of our Phase 2 trial for Gabapentin GR for the treatment of women with moderate-to-severe menopausal hot flashes.

•      In February 2008, Abid Rawn was appointed as our Vice President, Sales and Marketing.

•      In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for Gabapentin GR for PHN.

•      Revenue for the three months ended March 31, 2008 was $5.7 million, compared to $3.8 million for the three months ended March 31, 2007.

•      Operating expenses for the three months ended March 31, 2008 were $12.6 million compared to $14.8 million for the three months ended March 31, 2007.

•      Cash, cash equivalents and marketable securities were $63.7 million as of March 31, 2008 compared to $69.5 million as of December 31, 2007.

Other Recent Developments

•      In April 2008, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) related to our patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc.  In connection with the settlement and license agreement we received a $7.5 million payment and up to $2.5 million in future royalties on Teva’s generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States.

•      In April 2008, the Board of the Directors of the Company appointed Karen A. Dawes to the Company’s Board of Directors.

RECENT PRODUCT DEVELOPMENTS

MARKETED PRODUCTS

GLUMETZA®

Contract Sales Organization. In February 2008, we entered into a professional detailing services agreement with Publicis Selling Services (Publicis) pursuant to which approximately 33 part-time Publicis sales representatives detail GLUMETZA to physicians.  Publicis began detailing GLUMETZA to physicians in February 2008. The term of the agreement is six months, with options to extend or shorten the length of the agreement.

Promotion Fees. In October 2007, we terminated our promotion agreement with King related to GLUMETZA. Pursuant to the termination agreement, we are not required to pay King promotion fees on sales of GLUMETZA for periods after September 30, 2007.  We are in discussions with potential marketing partners for GLUMETZA in the United States.

1000mg Formulation.  In December 2007, the FDA approved the 1000mg formulation for marketing in the United States.  We expect the 1000mg GLUMETZA to be available late in the second quarter of 2008.

ProQuin® XR

Watson Pharma. In July 2007, we entered into a promotion agreement with Watson Pharma, a subsidiary of Watson Pharmaceuticals, granting Watson a co-exclusive right to promote ProQuin XR to the urology specialty and long-term care facilities in the United States.  In September 2007, we amended the agreement to also grant Watson a co-exclusive right to promote ProQuin XR to the ob/gyn specialty.  Watson is required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size.  Watson receives a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level. We are responsible for the manufacture and distribution of ProQuin XR. Each party bears all of its own personnel and other costs, including marketing expenses. The term of the promotion agreement is three years, subject to early termination in certain circumstances, with up to two additional one-year renewal periods at the election of Watson. We have retained the right to promote ProQuin XR to physicians outside the urology and ob/gyn specialties and long-term care markets, either directly or through third parties. We and Watson re-launched ProQuin XR in October 2007.

Madaus/Rottapharm.  In November 2005, we entered into a distribution and supply agreement for ProQuin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l., who was acquired by Rottapharm in June 2007. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of ProQuin XR in Europe and agreed to supply Madaus with commercial quantities of ProQuin XR tablets in bulk form.  In March 2006, Madaus filed a Marketing Authorization Application for ProQuin XR with the Medical Products Agency in Sweden.  We assisted Madaus with a response to comments and questions on the Marketing Authorization Application that Madaus received in May 2007.  Madaus submitted its response to the Swedish Medical Products Agency’s questions and comments in August 2007, and submitted responses to further questions and comments in December 2007.  We anticipate that the Medical Products Agency will make a final determination on the application before the end of the second quarter of 2008.

PRODUCT CANDIDATES

Gabapentin GR®

Postherpetic Neuralgia.  In March 2008, we initiated dosing of the first patient in a second Phase 3 clinical trial for Gabapentin GR for PHN.  The study is a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients.  Patients in the study are randomized into two treatment arms:  placebo, or 1800mg of Gabapentin GR dosed once daily.

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

The primary differences in the ongoing study relative to the Phase 3 PHN study we concluded in 2007 are:  (a) there is only one active treatment arm (1800 mg once daily) rather than two; and (b) patients enrolled in the study must have “stable PHN disease” for at least six months, rather than three months, following healing of the shingles rash.

Menopausal Hot Flashes.    In February 2008, we announced positive results of our Phase 2 trial for Gabapentin GR for the treatment of women with moderate-to-severe menopausal hot flashes.

Phase 2 Study.  In June 2007, we randomized the first patient in a Phase 2 double-blind, placebo-controlled, multi-center trial evaluating Gabapentin GR for the treatment of women with moderate-to-severe menopausal hot flashes.  The 124 patient study was fully enrolled in September 2007.

Study Design. The study included 124 menopausal women (approximately 30 per group) with recurrent, moderate to severe hot flashes and was conducted at eight sites in the United States.  The total study treatment duration after screening and baseline was 13 weeks.  The primary objective of the study was to investigate the relationship between blood plasma concentrations of gabapentin observed in menopausal women after administration of Gabapentin GR and the frequency of hot flashes in those women.  The plasma concentration data (pharmacokinetics) and the hot flash frequency and severity data (pharmacodynamics) are being used to construct a PK/PD dose response model designed to identify the dosing regimen to utilize in the Phase 3 program.

In order to facilitate the generation of an optimal dose response model, patients in each of the three active treatment arms remained on a stable Gabapentin GR dose for five weeks at an initial dose, followed by five weeks on a stable, incrementally higher dose, as follows.

Treatment Group	Weeks 2 – 6	Weeks 8 – 12
A (“1800mg group”)	600mg PM	600mg AM+ 1200mg PM
B (“2400mg group”)	600mg AM+ 600mg PM	600mg AM+ 1800mg PM
C (“3000mg group”)	1200mg PM	1200mg AM+ 1800mg PM
D (“placebo group”)	placebo	placebo

Each stable dosing regimen was preceded by a one-week titration period

Efficacy.  Gabapentin GR demonstrated a reduction in the mean frequency of moderate to severe hot flashes, and in the mean total daily severity of hot flashes, in all active treatment groups. Statistical significance relative to placebo from baseline to the end of the study was observed in the 1800mg and 2400mg treatment groups with regard to frequency, and statistical significance was observed in the 1800mg treatment group with regard to severity. The severity of hot flashes is based on a mean daily composite score, where a moderate hot flash is assigned a score of “2” and a severe hot flash is assigned a score of “3”.  The primary efficacy outcomes observed in the study are set forth in the table below.

Treatment	Mean Daily Frequency (#)		Mean Total Daily Severity Score
Group	Baseline	End of treatment	Baseline	End of treatment
1800mg	10.1	2.7 (p = 0.016)	24.0	6.4 (p = 0.022)
2400mg	11.8	3.0 (p = 0.03)	29.6	7.9 (p = 0.063)
3000mg	11.4	3.9 (p = 0.229)	27.8	10.2 (p = 0.334)
placebo	10.6	5.1	26.7	12.6

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. Except as described below under “Stock-Based Compensation”, there have been no changes to our critical accounting policies since we filed our 2007 Annual Report on Form 10-K with the Securities and Exchange Commission on March 12, 2008. For a description of our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.

Stock-Based Compensation

As of January 1, 2006, we began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), using the modified prospective transition method. We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. For our volatility assumption, we use the historical volatility of our common stock over the expected term of the options.

On adoption of FAS 123(R), we concluded that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term and estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method in SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107).  SAB 107 allowed for use of the simplified method to estimate expected term through December 31, 2007, and we used the simplified method to estimate the expected term for fiscal years 2006 and 2007. In December 2007, the SEC issued SAB 110, which extended the ability for companies to utilize the simplified method beyond December 31, 2007 under limited circumstances.  However, we elected to no longer utilize the simplified method after December 31, 2007.  At January 1, 2008, we concluded again that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of limited exercise history.  For options granted after January 1, 2008, we have estimated the expected term by using the weighted average of a peer group of companies that grant options with similar vesting provisions.  The expected term used for options granted after January 1, 2008 is 5.04 years.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2008	2007
Product sales:
GLUMETZA	$5,166	$1,332
ProQuin XR	60	—
Total product sales	5,226	1,332

Royalties:
GLUMETZA	112	34
ProQuin XR	—	—
Total royalties	112	34

License revenue:
GLUMETZA	363	1,269
ProQuin XR	—	694
AcuForm technology	—	500
Total license revenue	363	2,463

Total revenues	$5,701	$3,829

Product sales

The GLUMETZA product that we sell to wholesalers and retail pharmacies is subject to rights of return of up to twelve months after product expiration. Given the limited sales history of GLUMETZA and return privileges, we currently cannot reliably estimate expected returns of the product at the time of shipment.  We defer recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. We estimate the volume of prescription units dispensed by pharmacies based on an analysis of third-party information, including third-party market research data and information obtained from certain wholesalers with respect to inventory levels. For the three months ended March 31, 2008, we recognized approximately $5.2 million of product sales of GLUMETZA, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates. We have deferred recognition of revenue on GLUMETZA product shipments to customers which we estimate have not been dispensed through patient prescriptions. At March 31, 2008, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $6.6 million associated with the deferral of revenue on GLUMETZA product shipments, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates.

The increase in GLUMETZA product revenue for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 is the result of an additional year of promotional and marketing efforts related to GLUMETZA, as GLUMETZA was launched in September 2006. In October 2007, we terminated our promotion agreement related to GLUMETZA with King and King’s promotion obligations ended in December 2007. In February 2008, we began detailing

GLUMETZA through a contract sales organization, as we do not have an established sales organization. We are unable to estimate whether we expect product sales for GLUMETZA to change from its current runrate as this may be dependent on the success of our contract sales organization as well as the timing of, or the ability to find one or more commercialization partners for GLUMETZA.

In October 2007, we re-launched ProQuin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of ProQuin XR until the right of return no longer exists, which occurs at the earlier of the time ProQuin XR units are dispensed through patient prescriptions or expiration of the right of return. At March 31, 2008, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $0.7 million associated with the deferral of revenue on ProQuin XR product shipments, which is net of estimated wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates.  As ProQuin XR is in the early stages of re-launch, we expect product sales of ProQuin XR to increase in 2008.

Royalties

GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

License revenue

License revenue for the quarter ended March 31, 2008 consisted solely of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005. We are recognizing the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA.

License revenue for the quarter ended March 31, 2007 consisted of revenue recognized related to the Biovail agreement for GLUMETZA, and also included revenue recognized on agreements with Esprit Pharma for ProQuin XR, LG Life Sciences for GLUMETZA, and Biovail related to our AcuForm drug delivery technology.

Our license agreement with Esprit for ProQuin XR provided for $50.0 million in license fees from Esprit. We received $30.0 million in license fees in July 2005 and an additional $10.0 million in December 2006. The final $10.0 million installment was paid in July 2007. The first $40.0 million in license fees received were recognized as revenue ratably commencing on our receipt of the fees through June 2020, which represented the length of time we were obligated to manufacture ProQuin XR under our ProQuin XR supply agreement with Esprit. In July 2007, we and Esprit terminated the license and supply agreements, and all deferred revenue related to license fees previously received from Esprit was fully recognized as revenue in July 2007.

We received a $0.6 million upfront license fee from LG in August 2004 and a $0.5 million milestone payment received in November 2006 with respect to LG’s approval to market LG’s version of GLUMETZA, Novamet GR, in the Republic of Korea. These payments were originally deferred and amortized as license revenue over the estimated length of time we were obligated to provide assistance in development and manufacturing. In January 2007, we amended our agreement with LG, granted LG a license to certain of the Company’s intellectual property rights to manufacture the 500mg Novamet GR in exchange for royalties on net sales of Novamet GR in Korea, and removed the provisions of the original agreement providing for the supply of 500mg Novamet GR tablets by us to LG. Under the amended agreement, we no longer have continuing performance obligations to LG, and recognized the remaining $0.9 million of previously deferred license revenue in the first quarter of 2007.

In February 2007, we received $0.5 million from Biovail upon entering into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. We have no continuing performance obligations under the agreement. Accordingly, we recognized the entire upfront license fee as revenue in the first quarter of 2007.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three months ended March 31, 2008, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales	$1,209	$306

Cost of sales for the three months ended March 31, 2008 and 2007 relates primarily to costs associated with the sale of GLUMETZA and ProQuin XR. Cost of sales increased in 2008 over 2007 primarily as a result of an increase in GLUMETZA product sales. During the three months ended March 31, 2008, cost of sales also included approximately $0.3 million in inventory write-downs related to slow moving ProQuin XR inventory that we expect will not be sold prior to its expiration date.

The costs of manufacturing associated with deferred revenue on GLUMETZA and ProQuin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

Research and Development Expense

Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Total research and development expense for the first quarter of 2008, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development expense	$6,069	$8,572
Dollar change from prior year	(2,503)
Percentage change from prior year	(29.2)%

The decrease in research and development expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to lower headcount as a result of implementation of a reduction in force in September 2007 and also due to lower clinical research organization expenses related to our first Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia, which was completed in the first half of 2007. We commenced a second Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia during the first quarter of 2008 and expect research and development expense to increase in subsequent quarters of 2008.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended March 31,
	2008	2007
Gabapentin GR (PHN)	$3,966	$6,441
Gabapentin GR (Hot Flashes)	1,416	667
Other projects	687	1,464
Total research and development expenses	$6,069	$8,572

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA and ProQuin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Selling, general and administrative	$6,507	$6,227
Dollar change from prior year	280
Percentage change from prior year	4.5%

The increase in selling, general and administrative expense for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, was primarily due to costs associated with our professional detailing services agreement with Publicis, pursuant to which approximately 33 part-time Publicis sales representatives detail GLUMETZA to physicians, and an increase in legal expenses related to our litigation with IVAX.  These increases were partially offset by a decrease in promotion fee expense, as we and King terminated our promotion agreement in October 2007, and we no longer have obligations to pay King promotion fees related to GLUMETZA.

Interest and Other Income

	Three Months Ended March 31,
(in thousands)	2008	2007
Interest and other income	$803	$410
Dollar change from prior year	393
Percentage change from prior year	95.9%

Interest and other income increased during the three months ended March 31, 2008 as compared to the corresponding period in 2007 due to higher investment balances in the three months ended March 31, 2008 resulting from the receipt of $29.7 million in termination fees from King and $17.5 million in license and termination fees from Esprit in the second half of 2007.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	March 31, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$63,684	$69,523

Since inception through March 31, 2008, we have financed our product development efforts and operations primarily from private and public sales of equity securities and receipts of upfront license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. Sales to Azimuth under the agreement, if any, will occur over a 24-month term and will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of March 31, 2008, we have not sold any common stock to Azimuth under this common stock purchase agreement.

As of March 31, 2008, we have accumulated net losses of $142.2 million. We expect to continue to incur operating losses in 2008. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2009. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2008 was approximately $5.9 million, compared to cash used in operating activities of approximately $8.0 million for the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, cash used in operating activities was primarily due to our net loss adjusted for stock-based compensation, depreciation expense and movements in working capital.

The decrease in cash used in operating activities for the three months ended March 31, 2008 as compared to three months ended March 31, 2007 was primarily due to a decrease in net loss.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2008 was approximately $3.1 million and consisted of a $3.1 million net increase in marketable securities. Cash used in investing activities during the three months ended March 31, 2007 was approximately $1.6 million and consisted of a net increase in marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2008 was approximately $3,000 compared to cash provided by financing activities of approximately $0.2 million for the same period in 2007. In the three months ended March 31, 2008 and 2007, the amounts consisted of cash proceeds from exercises of stock options.

Contractual Obligations

As of March 31, 2008, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,492	$445	$3	$1,940
Related party arrangements	358	—	—	358
Purchase commitments	5,414	—	—	5,414
	$7,264	$445	$3	$7,712

At March 31, 2008, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.9 million under our manufacturing agreement with MOVA Pharmaceuticals for the manufacture of the 500mg GLUMETZA and $0.9 million under our supply agreement with Biovail for the supply of the 1000mg GLUMETZA. We also had a non-cancelable purchase order to purchase in January 2009 approximately $2.6 million of gabapentin, the active ingredient in Gabapentin GR, from a third-party supplier. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

We have a consulting arrangement with John W. Fara, Ph.D., our former Chairman, President and Chief Executive and current member of the Company’s Board of Directors and are obligated to pay Dr. Fara $187,000 for consulting services for the remainder of 2008. We also have a consulting arrangement with John F. Hamilton, our former Vice President, Finance and Chief Financial Officer and are obligated to pay Mr. Hamilton $171,000 for consulting services through October 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company’s President and Chief Executive Officer along with its interim principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Company’s President and Chief Executive Officer along with its interim principal accounting and financial officer, concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Depomed v. IVAX

Until April 2008, we were involved in legal proceedings relating to some of our intellectual property rights.  In January 2006, we filed a complaint against IVAX Corporation (IVAX) in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which we own.  The patents relate to our AcuForm delivery technology. The complaint alleges infringement of our patents by IVAX’s extended release metformin hydrochloride tablets.

In April 2008, we entered into a Settlement and License agreement with Teva Pharmaceuticals USA, Inc., an affiliate of IVAX, that provided for a one-time payment to the Company of $7.5 million, and a non-exclusive license in favor of IVAX to continue to market its generic Glucophage® XR product in the United States under the patents. The Company will also receive ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States. The royalty is subject to a $2.5 million aggregate cap.

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada.  Apotex’s regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail’s commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex’s formulation does not infringe our patents.  Pursuant to our Canadian license agreement with Biovail for GLUMETZA, Biovail has the first right to prosecute, and pay for expenses related to, any Canadian litigation related to generic challenges to GLUMETZA.  In January 2008, Biovail filed suit against Apotex in Canada in response to Apotex’s regulatory filing, and we have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit.  The initiation of the lawsuit automatically stays approval of Apotex’s formulation for 24 months.  An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our prior Phase 3 trial for Gabapentin GR failed to meet the primary efficacy endpoint and there can be no assurance this product will be approved.

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

In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which King promoted GLUMETZA in the United States through its sales force.  In October 2007, following a strategic shift in focus by King toward its neuroscience and hospital/acute care business, we and King terminated the promotion agreement.  Pursuant to the termination of the promotion agreement, we received payments from King of approximately $29.7 million.

We are seeking a new marketing partner for GLUMETZA.  However, we have not yet identified a new marketing partner and we may not succeed in entering into a marketing arrangement for GLUMETZA on favorable terms, or at all.  We have not yet established a sales force, and we do not have immediate plans to do so.  Accordingly, the success of GLUMETZA will depend in large part on our ability to identify and enter into a marketing arrangement with a new partner.  Even if we enter into a new marketing arrangement for GLUMETZA, it may not be successful.  Any failure to successfully commercialize GLUMETZA could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

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

We have the following programs in clinical development:  Gabapentin GR for neuropathic pain, Gabapentin GR for menopausal hot flashes, omeprazole for gastroesophageal reflux disease, and a compound that is the subject of a feasibility study between us and Supernus Pharmaceuticals.  We also have other product candidates in earlier stages of development.

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and, except for our common stock purchase agreement with Azimuth, we have no other committed sources of capital. Our late stage clinical development programs will require considerable financial resources, and we may not be successful in entering into development and marketing arrangements in which a collaborative partner will pay for the costs of those programs. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

To date, we have recorded limited revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the quarter ended March 31, 2008, we recorded total revenue of $5.7 million and for the years ended December 31, 2007, 2006 and 2005, we recorded total revenue of $65.6 million, $9.6 million, and $4.4 million, respectively. For the quarter ended March 31, 2008, we incurred a net loss of $7.3 million and for the years ended December 31, 2006 and 2005 we incurred net losses of $39.7 million, and $24.5 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King have resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses in fiscal year 2008. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•                  results of clinical trials for our product candidates;

•                  announcements regarding development plans for our drug candidates, including Gabapentin GR;

•                  the degree of commercial success of GLUMETZA and ProQuin XR;

•                  regulatory actions;

•                  adverse events related to our products, including recalls;

•                  interruptions of manufacturing or supply;

•                  results of litigation;

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals.  These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, or the initiation of other clinical programs. All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

Bayer Corporation developed a once-daily ciprofloxacin product for the treatment of urinary tract infections, which is currently marketed by Schering-Plough Corporation. There are also generic versions of that product on the market. There may be other companies developing products competitive with GLUMETZA and ProQuin XR of which we are unaware.

Gabapentin is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the United States and the European Union.

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

We depend on third parties who are single source suppliers to manufacture GLUMETZA, ProQuin XR and our other product candidates.  If these suppliers are unable to manufacture GLUMETZA, ProQuin XR or our product candidates, our business will be harmed.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                  OTHER INFORMATION

In April 2008, we issued 160,476 shares of our common stock to a warrant holder in connection with a cashless exercise feature related to the exercise of warrants to purchase 419,154 shares of our common stock. The warrants were issued to accredited investors in April 2003 in a previously disclosed private placement transaction exempt from registration under the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The resale of the shares issued upon the exercise of the warrants has been registered on an effective Form S-3 registration statement we filed with the SEC on May 2, 2003.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Tammy L. Cameron
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and
Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Corporate Controller
(Interim Principal Accounting
and Financial Officer)