Form 10-Q
period 2008-06-30
DEPOMED INC
filed 2008-08-08
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-13111

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 5, 2008 was 48,116,510.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$48,934	$14,374
Marketable securities	22,266	39,091
Accounts receivable	3,526	3,390
Unbilled accounts receivable	361	233
Inventories	3,547	3,263
Prepaid and other current assets	3,497	2,418
Total current assets	82,131	62,769
Marketable securities	—	16,058
Property and equipment, net	1,271	1,621
Other assets	197	197
	$83,599	$80,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$1,134
Accrued compensation	1,365	1,558
Accrued clinical trial expense	376	322
Other accrued liabilities	3,510	3,322
Deferred product sales	9,129	6,489
Deferred license revenue	1,480	1,453
Other current liabilities	51	56
Current portion of long-term debt	587	—
Total current liabilities	17,220	14,334
Deferred license revenue, non-current portion	20,009	20,763
Long-term debt, net of current portion	2,925	—
Other long-term liabilities	326	28
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and outstanding at June 30, 2008 and December 31, 2007, with an aggregate liquidation preference of $18,159	12,015	12,015
Common stock, no par value, 100,000,000 shares authorized; 48,113,260 and 47,865,529 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	169,726	168,287
Accumulated deficit	(138,693)	(134,892)
Accumulated other comprehensive gain	71	110
Total shareholders’ equity	43,119	45,520
	$83,599	$80,645

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$5,519	$2,502	$10,745	$3,833
Royalties	433	45	545	79
License revenue	363	1,059	727	3,523
Collaborative revenue	—	2	—	2
Total revenues	6,315	3,608	12,017	7,437

Costs and expenses:
Cost of sales	962	569	2,171	874
Research and development	4,680	6,129	10,750	14,701
Selling, general and administrative	5,241	6,323	11,748	12,550
Gain on litigation settlement	(7,500)	—	(7,500)	-
Total costs and expenses	3,383	13,021	17,169	28,125

Income (loss) from operations	2,932	(9,413)	(5,152)	(20,688)

Other income (expense):
Interest and other income	553	456	1,356	866
Interest expense	(5)	—	(5)	-
Total other income (expense)	548	456	1,351	866

Net income (loss) before income taxes	3,480	(8,957)	(3,801)	(19,822)

Provision for income taxes	—	(3)	––	(4)

Net income (loss)	3,480	(8,960)	(3,801)	(19,826)

Deemed dividend on preferred stock	(180)	(170)	(355)	(337)

Net income (loss) applicable to common stock shareholders	$3,300	$(9,130)	$(4,156)	$(20,163)

Basic net income (loss) applicable to common stock shareholders per common share	$0.07	$(0.20)	$(0.09)	$(0.46)
Diluted net income (loss) applicable to common stock shareholders per common share	$0.07	$(0.20)	$(0.09)	$(0.46)

Shares used in computing basic net income (loss) per common share	48,041,855	46,233,946	47,954,052	44,166,899
Shares used in computing diluted net income (loss) per common share	48,405,333	46,233,946	47,954,052	44,166,899

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net loss	$(3,801)	$(19,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631	469
Employee and director stock-based compensation	1,135	1,031
Stock-based compensation related to consultants	87	24
Changes in assets and liabilities:
Accounts receivable	(264)	7,349
Inventories	(284)	90
Prepaid and other current assets	(1,079)	753
Accounts payable and other accrued liabilities	124	(4,050)
Accrued compensation	(192)	(522)
Deferred revenue	1,913	(4,361)
Net cash used in operating activities	(1,730)	(19,043)

Investing Activities
Purchases of property and equipment	(147)	(121)
Purchases of marketable securities	(23,206)	(21,594)
Maturities of marketable securities	44,757	14,846
Sales of marketable securities	11,159	—
Net cash provided by (used in) investing activities	32,563	(6,869)

Financing Activities
Proceeds from debt issuance	3,800	—
Debt issuance costs	(288)	—
Proceeds from issuance of common stock	215	20,892
Net cash provided by financing activities	3,727	20,892

Net increase (decrease) in cash and cash equivalents	34,560	(5,020)
Cash and cash equivalents at beginning of period	14,374	14,574
Cash and cash equivalents at end of period	$48,934	$9,554

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year ending December 31, 2008 or future operating periods.

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On adoption of FAS 123(R), the Company concluded that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term and estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method in SAB 107. SAB 107 allowed for use of the simplified method to estimate expected term through December 31, 2007. In December 2007, the SEC issued SAB 110, which extended the ability for companies to utilize the simplified method beyond December 31, 2007 under limited circumstances. At January 1, 2008, the Company concluded again that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of the Company’s limited exercise history and also elected to no longer utilize the simplified method. For options granted after January 1, 2008, the Company has estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. The expected term used for options granted after January 1, 2008 is 5.04 years. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed’s stock-based compensation expense.

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned and on payments received or services performed under contractual arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

•                  Product Sales - The Company sells GLUMETZA® and Proquin® XR product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the Company’s limited history of selling GLUMETZA and Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of GLUMETZA and Proquin XR until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA and Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $9.1 million at June 30, 2008 related to GLUMETZA and Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing GLUMETZA and Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

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

•                  Patient Support Programs - The Company has patient support programs in which patients receive co-pay assistance or a free limited supply of product from participating pharmacies.  The Company reimburses the pharmacies for these discounts and the related reimbursement costs are accrued and treated as a reduction of revenue in the same period the related revenue is recognized.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•                  Prompt Pay Discounts - The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

In April 2008, the Company entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) in which the Company is entitled to receive royalties from Teva on sales by Teva or its affiliates of generic Glucophage®XR in the United States, subject to a $2.5 million aggregate cap. The royalties are calculated as a percentage of sales by Teva of generic Glucophage XR in the United States, as reported by a third-party market research company. The Company accrues royalties from Teva each quarter based on Teva’s sales of generic Glucophage XR reported by the third-party market research company for that quarter. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on the settlement and license agreement.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

 The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash equivalents at amortized cost, which approximates their fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations. As of June 30, 2008, the individual contractual period for all available-for-sale debt securities is less than two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency debt securities	$1,001	$(1)	$—	$—	$1,001	$(1)
U.S. corporate debt securities	5,270	(2)	—	—	5,270	(2)
Total available-for-sale	$6,271	$(3)	$—	$—	$6,271	$(3)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2008.

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The adoption of FAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$5,766	$—	$—	$5,766
Commercial paper	—	12,691	—	12,691
U.S. government agency debt securities	—	36,693	—	36,693
U.S. corporate debt securities	—	14,670	—	14,670
Total	$5,766	$64,054	$—	$69,820

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted-average shares - basic	48,041,855	46,233,946	47,954,052	44,166,899
Effect of dilutive securities:
Stock options	357,476	—	—	—
Warrants	6,002	—	—	—
Weighted-average shares - diluted	48,405,333	46,233,946	47,954,052	44,166,899

For the three and six months ended June 30, 2008, approximately 6.5 million and 8.4 million common stock equivalent shares are not included because their effect is anti-dilutive. For the three and six months ended June 30, 2007, approximately 8.8 million common stock equivalent shares are not included because their effect is anti-dilutive.

NOTE 4. SETTLEMENT WITH TEVA PHARMACEUTICALS USA, INC.

In April 2008, the Company entered into a settlement and license agreement with Teva related to the patent infringement lawsuit filed by the Company against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. The settlement agreement provided for a one-time payment to the Company of $7.5 million, which the Company received in April 2008, and for a non-exclusive license in favor of Teva (including IVAX) to continue to market its generic Glucophage XR product in the United States.  The $7.5 million one-time payment received by the Company was recognized as a gain on litigation settlement within operating income during the second quarter of 2008.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company will also receive ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which is calculated as a percentage of sales, as reported by a third-party market research company.  The royalty is subject to a $2.5 million aggregate cap.  For the three and six months ended June 30, 2008, the company recognized $0.4 million in royalty revenue related to this arrangement.

NOTE 5.  LONG-TERM DEBT

In June 2008, the Company entered into a loan and security agreement with General Electric Capital Corporation, as agent (GECC), and Oxford Finance Corporation (Oxford) that provides the Company with a $15.0 million credit facility.

The credit facility is available in up to three tranches.  The first tranche of $3.8 million was advanced to the Company upon the closing of the loan agreement.  The second tranche of $5.6 million was advanced to the Company in July 2008.  The third tranche of $5.6 million will be available to the Company until September 30, 2008, subject to the satisfaction of certain financial and clinical development milestones.

The Company will be required to pay interest on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter, the Company will be required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche will be interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. The third tranche, if advanced to the Company, will be interest-only through December 31, 2008, with principal and interest payable thereafter in 33 equal monthly installments.  The interest rate on the third tranche shall be the greater of (i) 11.59% and (ii) the sum of (a) the rate published by the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled “Selected Interest Rates” under the heading “U.S. Government Securities/Treasury Constant Maturities” as the three year treasuries constant maturities rate plus (b) 8.37%.

 The Company will have the right to voluntarily prepay any tranches received under the credit facility, in full or in part. Upon the date of any voluntary prepayment of any of the tranches, the Company will be required to pay the lenders, a prepayment premium equal to: (i) 5% on such prepayment amount, if such prepayment is made within 14 months after the closing date, (ii) 4% on such prepayment amount, if such prepayment is made more than 14 months after the closing date but within 29 months after the closing date, and (ii) 3% on such prepayment amount, if such prepayment is made more than 29 months after the closing date, but on or before the maturity date of the respective tranche.

In the event the Company does not utilize the entire credit facility by September 30, 2008, the Company will be required to pay an unused line fee of 2% of any unused portion of the credit facility.

The obligations of the Company under the loan agreement are secured by interests in all of the Company’s personal property, and proceeds from any intellectual property, but not by the Company’s intellectual property.

The credit facility contains conditions that must be satisfied prior to any borrowing and affirmative and negative covenants with which the Company must comply and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of June 30, 2008.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of sales	$5	$5	$10	$9
Research and development expense	181	207	382	408
Selling, general and administrative expense	415	350	830	638
Total	$601	$562	$1,222	$1,055

At June 30, 2008, Depomed had $5.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.2 years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 approximates net income (loss) and includes unrealized gains and losses on marketable securities.

NOTE 8. INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$463	$837
Work-in-process	75	419
Finished goods	1,991	1,184
Deferred costs	1,018	823
Total	$3,547	$3,263

Deferred costs represent the costs of GLUMETZA and Proquin XR product shipped for which recognition of revenue has been deferred.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9. SHAREHOLDERS’ EQUITY

Series A Preferred Stock

In January 2000, the Company issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at anytime between January 2002 and January 2006 into the Company’s common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company’s March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share. In December 2004, the Company entered into an agreement with the Series A Preferred shareholder to resolve a misunderstanding between the Company and the shareholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock. Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share. The Company and the shareholder also agreed to binding interpretations of certain other terms related to the Series A Preferred Stock conversion price.

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

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock may be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remains outstanding, the number of shares into which the warrant can be converted increases as the conversion price of the warrant decreases resulting in additional deemed dividends on the Series A Preferred Stock. For the three and six months ended June 30, 2008, the Company recognized Series A Preferred Stock deemed dividends of approximately $180,000 and $355,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price. The Company will continue to recognize Series A Preferred Stock deemed dividends until the earlier of, the time the Series A Preferred Stock is surrendered or until January 2009.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of June 30, 2008, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18.2 million. The warrant was convertible into 2,877,835 shares of the Company’s common stock at a conversion price of $6.31 as of June 30, 2008.

Option Exercises

During the three and six months ended June 30, 2008, employees and consultants exercised options to purchase 1,905 and 2,947 shares of the Company’s common stock with net proceeds to the Company of approximately $3,000 and $7,000.

Employee Stock Purchase Plan

In May 2008, the Company sold 84,308 shares under the ESPP. The shares were purchased at a weighted average exercise price of $2.47 with proceeds of approximately $0.2 million.

NOTE 10.  RELATED PARTY TRANSACTIONS

John W. Fara, Ph.D.

In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company.  Dr. Fara continued to serve as a member of the Company’s Board of Directors through the 2008 Annual Meeting.  The Company entered into a consulting agreement with Dr. Fara, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company will pay Dr. Fara $20,833 per month for his consulting services, and will reimburse Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the three and six months ended June 30, 2008, the Company incurred expense of approximately $62,000 and $125,000, respectively, associated with this consulting agreement.

During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the three and six months ended June 30, 2008, the Company recognized approximately $13,000 and $72,000, respectively, in stock compensation expense associated with these awards. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, all of Dr. Fara’s unvested options will fully vest, and any remaining monthly payments for consulting under the agreement will be accelerated.

John F. Hamilton

In October 2007, John F. Hamilton retired from his position as Vice President, Finance and Chief Financial Officer of the Company.  The Company entered into a consulting agreement with Mr. Hamilton, pursuant to which Mr. Hamilton will provide consulting services to the Company through October 10, 2008. From October 10, 2007 through October 10, 2008, the Company will pay Mr. Hamilton $25,667 per month for his consulting services. For the three and six months ended June 30, 2008, the Company incurred expense of approximately $77,000 and $154,000, respectively, associated with this consulting agreement. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, any remaining monthly payments for consulting under the agreement will be accelerated. The Company will also reimburse Mr. Hamilton for COBRA premiums.

NOTE 11. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007 and June 30, 2008, the Company had $2.9 million and $3.0 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

Santarus, Inc.

In July 2008, the Company entered into a promotion agreement with Santarus, Inc. (Santarus) granting Santarus exclusive rights to promote GLUMETZA in the United States. Santarus paid the Company a $12 million upfront fee, and based on the achievement of specified levels of annual GLUMETZA net product sales, Santarus may be required to pay the Company additional one-time sales milestones, totaling up to $16 million.

Santarus is required to train its field sales representatives on GLUMETZA, and to begin promotion of GLUMETZA in the fourth quarter of 2008. Santarus is also required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company will continue to record revenue from the sales of GLUMETZA product and, beginning in the fourth quarter of 2008, will pay Santarus a fee ranging from 75% to 80% of the gross margin earned from net sales of GLUMETZA product in the United States.

Santarus will be responsible for all costs associated with its sales force and for all other marketing expenses associated with its promotion of GLUMETZA product. Depomed will be responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the GLUMETZA alliance.

Pursuant to the terms of the promotion agreement, Depomed retains the option to co-promote GLUMETZA product in the future to obstetricians and gynecologists. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the territory covering a GLUMETZA product, unless terminated sooner.

Long-Term Debt

In July 2008, the Company received the second tranche of its credit facility with GECC and Oxford (See Note 5). Proceeds from the second tranche were $5.6 million. The second tranche will be interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%.

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

•                  the efforts of Santarus, Inc. with respect to the commercialization of GLUMETZA;

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

We have developed two commercial products. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we currently commercialize alone in the United States, and will commercialize jointly with Santarus, Inc. (Santarus) beginning in the fourth quarter of 2008. Proquin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma (Watson).

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

The following table summarizes our marketed products, and our product pipeline.

Marketed Products

Product	Indication	Status(1)
GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea. Co-promoted in the US with Santarus beginning in October 2008. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Co-promoted in the US with Watson Pharma. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Product Pipeline

Gabapentin GR®	Postherpetic neuralgia	Second Phase 3 study underway.

	Menopausal hot flashes	Phase 2 study complete. Phase 3 study design and endpoints agreed with the FDA.

	Diabetic peripheral neuropathy	Phase 2 study complete.

Omeprazole	Gastroesophageal reflux disease	Phase 1a and Phase 2a proof of concept studies completed.

Levodopa/Carbidopa	Parkinson’s disease	Preclinical development ongoing.

One undisclosed compound	Confidential	Preclinical development ongoing.

(1)             The section below entitled “Government Regulation” for additional information regarding the phases of drug development.

Our intellectual property position includes ten issued patents and seventeen patent applications pending in the United States.

Significant Developments for the Quarter Ended June 30, 2008.

•                  In April 2008, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) related to our patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX

Pharmaceuticals, Inc. (IVAX).  In connection with the agreement, we received a $7.5 million payment and are entitled up to $2.5 million in future royalties on Teva’s generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States.

•                  In April 2008, Karen A. Dawes was appointed to the Company’s Board of Directors.

•                  In June 2008, we entered into a $15.0 million credit facility with General Electric Credit Company and Oxford Finance Corporation, and drew $3.8 million under the facility. We drew an additional $5.6 million under the facility in July 2008.

•                  In June 2008, we held an end-of-Phase 2 meeting with the FDA related to our Phase 3 registration program for Gabapentin GR in menopausal hot flashes.

•                  In June 2008, we received a Notice of Allowance from the United States Patent and Trademark Office for an additional patent application covering Gabapentin GR.

•                  Revenue for the three months ended June 30, 2008 was $6.3 million, compared to $3.6 million for the three months ended June 30, 2007.

•                  Operating expenses for the three months ended June 30, 2008 were $2.4 million compared to $12.5 million for the three months ended June 30, 2007. Operating expenses for the three months ended June 30, 2008 included a one-time gain of $7.5 million on litigation related to the IVAX settlement, which had the effect of reducing operating expenses for the quarter.

•                  Cash, cash equivalents and marketable securities were $71.2 million as of June 30, 2008 compared to $69.5 million as of December 31, 2007.

RECENT PRODUCT DEVELOPMENTS

MARKETED PRODUCTS

GLUMETZA®

Santarus, Inc. In July 2008, we entered into a promotion agreement with Santarus, Inc. (Santarus) granting Santarus exclusive rights to promote GLUMETZA in the United States. Santarus paid us a $12 million upfront fee, and based on the achievement of specified levels of annual GLUMETZA net product sales, Santarus may be required to pay us additional one-time sales milestones, totaling up to $16 million.

Santarus is required to train its field sales representatives on GLUMETZA, and to begin promotion of GLUMETZA in the fourth quarter of 2008. Santarus is also required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. We will continue to record revenue from the sales of GLUMETZA product and, beginning in the fourth quarter of 2008, will pay Santarus a fee ranging from 75% to 80% of the gross margin earned from net sales of GLUMETZA product in the United States.

Santarus will be responsible for all costs associated with its sales force and for all other marketing expenses associated with its promotion of GLUMETZA product. We will be responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the GLUMETZA alliance.

Pursuant to the terms of the promotion agreement, we retain the option to co-promote GLUMETZA product in the future to obstetricians and gynecologists. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the territory covering a GLUMETZA product, unless terminated sooner.

Contract Sales Organization. In February 2008, we entered into a professional detailing services agreement with Publicis Selling Services (Publicis) pursuant to which approximately 33 part-time Publicis sales representatives detail GLUMETZA to physicians.  Publicis began detailing GLUMETZA to physicians in February 2008. The arrangement with Publicis is scheduled to end in September 2008.

1000mg Formulation.  In December 2007, the FDA approved the 1000mg formulation for marketing in the United States.  In June 2008, we began selling the 1000mg GLUMETZA.

Proquin® XR

Rottapharm/Madaus.  In November 2005, we entered into a distribution and supply agreement for Proquin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l., that was acquired by Rottapharm in June 2007. Under the terms of the agreement, we granted an exclusive right to Madaus for the commercialization of Proquin XR in Europe and agreed to supply Madaus with commercial quantities of Proquin XR tablets in bulk form.  In March 2006, Madaus filed a Marketing Authorization Application for Proquin XR with the Medical Products Agency in Sweden. In July 2008, the Medical Products Agency in Sweden approved the Marketing Authorization. We received a $0.3 million advance payment from Rottapharm for supply of future product in August 2008.

PRODUCT CANDIDATES

Gabapentin GR®

Postherpetic Neuralgia.  In March 2008, we initiated dosing of the first patient in a second Phase 3 clinical trial for Gabapentin GR for PHN.  The study is a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients.  Patients in the study are randomized into two treatment arms:  placebo, or 1800mg of Gabapentin GR dosed once daily. The study is being conducted at sites in the United States, Russia and Argentina.

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

Menopausal Hot Flashes.    In February 2008, we announced positive results of our Phase 2 trial for Gabapentin GR for moderate-to-severe menopausal hot flashes.

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

	Mean Daily Frequency (#)		Mean Total Daily Severity Score
Treatment Group	Baseline	End of treatment	Baseline	End of treatment
1800mg	10.1	2.7 (p = 0.016)	24.0	6.4 (p = 0.022)
2400mg	11.8	3.0 (p = 0.03)	29.6	7.9 (p = 0.063)
3000mg	11.4	3.9 (p = 0.229)	27.8	10.2 (p = 0.334)
placebo	10.6	5.1	26.7	12.6

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

Phase 3 Registration Program.  In June 2008, we held an end-of-Phase 2 meeting with the FDA regarding our proposed Phase 3 registration program for Gabapentin GR in menopausal hot flashes, after which we finalized the design of the program.  The Phase 3 registration program will include two randomized, double-blind, placebo-controlled studies of approximately 540 patients per study.  In each study, patients will be randomized into three treatment arms:  (i) placebo; (ii) 1200mg of Gabapentin GR dosed once daily; or (iii) a total dose of 1800mg of Gabapentin GR dosed 600mg in the morning and 1200mg in the evening.  The treatment duration in one of the studies will be three months.  The treatment duration in the other study will be six months, in order to assess safety and persistence of efficacy.

The primary efficacy endpoints in both studies will be reductions in the mean frequency of moderate to severe hot flashes, and the average severity of hot flashes, in both cases after four weeks and twelve weeks of stable treatment.  Various secondary efficacy endpoints will be measured as well.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

Supernus.  In September 2006, we entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging our AcuForm drug delivery technology.  The cost and ownership of the program is shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. The feasibility phase of the collaboration was completed in April 2008 and both parties have elected not to continue to develop the product candidate.

OTHER EVENTS

Patent Lawsuit Settlement.  In April 2008, we entered into a Settlement and License Agreement with Teva Pharmaceuticals USA, Inc. (collectively with its affiliates, Teva) related to the patent infringement lawsuit we filed against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. in January 2006, in which we alleged infringement of the Company’s patents (US Patent Nos. 6,340,475 and 6,635,280 (the Asserted Patents)) by IVAX’s extended release metformin hydrochloride tablets.

Pursuant to the settlement Agreement:  (a) the parties dismissed and released all claims associated with the litigation; (b) we received a one-time payment of $7.5 million in April 2008; (c) we granted Teva a non-exclusive license to the Asserted Patents (including IVAX) to continue to market its generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States under the Asserted Patents; and (d) we will receive ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States.  The royalty is subject to a $2.5 million aggregate cap.

Credit Facility.  In June 2008, we entered into a $15.0 million secured credit facility with General Electric Capital Corporation and Oxford Finance Corporation.  The credit facility is described below under “LIQUIDITY AND CAPITAL RESOURCES”.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales:
GLUMETZA	$5,405	$2,502	$10,571	$3,833
Proquin XR	114	—	174	—
Total product sales	5,519	2,502	10,745	3,833

Royalties:
GLUMETZA	72	45	184	79
Teva	361	—	361	—
Total royalties	433	45	545	79

License revenue:
GLUMETZA	363	364	727	1,632
Proquin XR	—	695	—	1,391
AcuForm technology	—	—	—	500
Total license revenue	363	1,059	727	3,523

Collaborative revenue	—	2	—	2

Total revenues	$6,315	$3,608	$12,017	$7,437

Product sales

The GLUMETZA product that we sell to wholesalers and retail pharmacies is subject to rights of return of up to twelve months after product expiration. Given the limited sales history of GLUMETZA and return privileges, we currently cannot reliably estimate expected returns of the product at the time of shipment.  We defer recognition of revenue on product shipments of GLUMETZA until the right of return no longer exists, which occurs at the earlier of the time GLUMETZA units are dispensed through patient prescriptions or expiration of the right of return. We estimate the volume of prescription units dispensed by pharmacies based on an analysis of third-party information, including third-party market research data and information obtained from certain wholesalers with respect to inventory levels. For the three and six months ended June 30, 2008, we recognized approximately $5.4 million and $10.6 million of product sales of GLUMETZA, respectively, which is net of estimated patient support program discounts, wholesaler fees, stocking allowances, prompt payment discounts, chargebacks and Medicaid rebates. We have deferred recognition of revenue on GLUMETZA product shipments to customers which we estimate have not been dispensed through patient prescriptions. At June 30, 2008, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $8.0 million associated with the deferral of revenue on GLUMETZA product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts and prompt payment discounts.

The increase in GLUMETZA product revenue for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is the result of an additional year of promotional and marketing efforts related to GLUMETZA, as GLUMETZA was launched in September 2006. In October 2007, we terminated our promotion agreement related to GLUMETZA with King and King’s promotion obligations ended in December 2007. In February 2008, we began detailing GLUMETZA through a contract sales organization, as we do not have an established sales organization. Product sales for GLUMETZA relative to its current runrate will depend on the success of our promotion partner, Santarus. Santarus is required to begin promotion of GLUMETZA in the fourth quarter of 2008.

In October 2007, we re-launched Proquin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At June 30, 2008, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $1.1 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

Royalties

GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. we initiated in January 2006 related to Teva’s generic Glucophage XR tablets. In connection with the settlement and license agreement we may receive up to $2.5 million in future royalties on Teva’s generic Glucophage XR product in the United States. For the quarter ended June 30, 2008, we recognized $0.4 million in royalty revenue related to this arrangement.

License revenue

License revenue for the three and six months ended June 30, 2008 consisted solely of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005. We are recognizing the $25.0 million license fee payment as revenue ratably until February 2023, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA.

License revenue for the three months ended June 30, 2007 consisted of revenue recognized related to the Biovail agreement for GLUMETZA and Esprit Pharma agreement for Proquin XR. License revenue for the six months ended June 30, 2007 consisted of revenue recognized related to the Biovail agreement for GLUMETZA, the Esprit Pharma agreement for ProQuin XR, the LG Life Sciences agreement for GLUMETZA, and the Biovail agreement related to our AcuForm drug delivery technology.

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

In February 2007, we received $0.5 million from Biovail upon entering into a license and development agreement with Biovail granting Biovail an option to license our AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. We had no continuing performance obligations under the agreement and recognized the entire upfront license fee as revenue in the first quarter of 2007.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and six months ended June 30, 2008, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$962	$569	$2,171	$874

Cost of sales for the three and six months ended June 30, 2008 and 2007 relates primarily to costs associated with the sale of GLUMETZA and Proquin XR. Cost of sales increased in 2008 over 2007 primarily as a result of an increase in GLUMETZA product sales. During the six months ended June 30, 2008, cost of sales also included approximately $0.3 million in inventory write-downs related to slow moving Proquin XR inventory that we expect will not be sold prior to its expiration date.

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

Total research and development expense for the three and six months ended June 30, 2008, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expense	$4,680	$6,129	$10,750	$14,701
Dollar change from prior year	(1,449)		(3,951)
Percentage change from prior year	(23.6)%		(26.9)%

The decrease in research and development expense for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was primarily due to lower clinical research organization expenses related to our first Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia, which was completed in the first half of 2007, and also due to lower headcount as a result of the implementation of a reduction in force in September 2007. We commenced a second Phase 3 clinical trial for Gabapentin GR for the treatment of postherpetic neuralgia during the first quarter of 2008 and expect to commence a Phase 3 clinical trial for Gabapentin GR for the treatment of menopausal hot flashes in the second half of 2008. We expect research and development expense to increase in subsequent quarters of 2008.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gabapentin GR (PHN)	$3,222	$3,668	$7,188	$10,109
Gabapentin GR (Hot Flashes)	824	1,269	2,240	1,936
Other projects	634	1,192	1,322	2,656
Total research and development expenses	$4,680	$6,129	$10,750	$14,701

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA and Proquin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selling, general and administrative	$5,241	$6,323	$11,748	$12,550
Dollar change from prior year	(1,082)		(802)
Percentage change from prior year	(17.1)%		(6.4)%

The decrease in selling, general and administrative expense for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, was primarily due to a decrease in legal expenses related to our litigation with IVAX and a decrease in promotion fee expense, as we and King terminated our promotion agreement in October 2007, and we no longer are required to pay King promotion fees related to GLUMETZA.  Beginning in the fourth quarter of 2008, we are required to pay promotion fees to Santarus related to GLUMETZA and expect selling, general and administrative expense to increase in the second half of 2008.

Gain on Litigation Settlement

In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit filed by us against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. The settlement agreement provided for a one-time payment to us of $7.5 million, which we received in April 2008, and for a non-exclusive license in favor of Teva (including IVAX) to continue to market its generic Glucophage XR product in the United States.  We recognized the $7.5 million one-time payment received as a gain on litigation within operating income during the second quarter of 2008.

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Interest and other income	$553	$456	$1,356	$866
Interest expense	(5)	—	(5)	—
Net interest income (expense)	548	456	1,351	866

Interest and other income increased during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007 due to higher investment balances in 2008 resulting from the receipt of $29.7 million in termination fees from King and $17.5 million in license and termination fees from Esprit in the second half of 2007. Interest expense relates to interest on the credit facility we entered into in June 2008. We expect interest expense to increase in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$71,200	$69,523

Since inception through June 30, 2008, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of June 30, 2008, we have not sold any common stock to Azimuth under this common stock purchase agreement.

In June 2008, we entered into a credit facility with General Electric Capital Corporation and Oxford Finance Corporation. The credit facility is available in up to three tranches.  The first tranche of $3.8 million was advanced us upon the closing of the loan agreement.  In July 2008, we received the second tranche of $5.6 million. The third tranche of $5.6 million will be available to us until September 30, 2008, subject to the satisfaction of certain financial and clinical development milestones.

We will be required to pay interest on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter, we will be required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche is interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments and has an interest rate of 11.59%.  The third tranche, if advanced to us, will be interest-only through December 31, 2008, with principal and interest payable thereafter in 33 equal monthly installments.  The interest rate on each of the third tranche shall be the greater of (i) 11.59% and (ii) the sum of (a) the rate published by the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled “Selected Interest Rates” under the heading “U.S. Government Securities/Treasury Constant Maturities” as the three year treasuries constant maturities rate plus (b) 8.37%. As of June 30, 2008, advances on the credit facility were $3.8 million at an interest rate of 11.59%.

In the event that we do not draw the entire $15.0 million available under the credit facility by September 30, 2008, we will be required to pay an unused line fee of 2% of any unused portion of the credit facility.  Our obligations under the Loan Agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of June 30, 2008, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of June 30, 2008, we have accumulated net losses of $138.7 million. We expect to continue to incur operating losses in 2008. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2009. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and, except for the common stock purchase agreement with Azimuth and our credit facility described above, we have no other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•          delay, postpone or terminate clinical trials;

•          significantly curtail commercialization of our marketed products or other operations; and/or

•          obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise additional capital would have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2008 was approximately $1.7 million, compared to cash used in operating activities of approximately $19.0 million for the six months ended June 30, 2007. During the six months ended June 30, 2008 and 2007, cash used in operating activities was primarily due to our net loss adjusted for stock-based compensation, depreciation expense and movements in working capital.

The decrease in cash used in operating activities for the six months ended June 30, 2008 as compared to six months ended June 30, 2007 was primarily due to a decrease in net loss.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2008 was approximately $32.6 million and consisted primarily of a net decrease in marketable securities. Cash used in investing activities during the six months ended June 30, 2007 was approximately $6.9 million and consisted primarily of a net increase in marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2008 was approximately $3.7 million compared to cash provided by financing activities of approximately $20.9 million for the same period in 2007. For the six months ended June 30, 2008, cash provided by financing activities primarily consisted of proceeds from our credit facility. For the six months ended June 30, 2007, cash provided by financing activities consisted of $20.0 million in proceeds from our registered direct offering in April 2007 and $0.9 million in cash proceeds from exercises of stock options and our ESPP.

Contractual Obligations

As of June 30, 2008, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,521	$3,227	$961	$5,709
Related party arrangements	215	—	—	215
Purchase commitments	4,266	—	—	4,266
	$6,002	$3,227	$961	$10,190

At June 30, 2008, we had non-cancelable purchase orders and minimum purchase obligations of approximately $0.9 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of the 500mg GLUMETZA and $0.8 million under our supply agreement with Biovail for the supply of the 1000mg GLUMETZA. We also had a non-cancelable purchase order to purchase in January 2009 approximately $2.6 million of gabapentin, the active ingredient in Gabapentin GR, from a third-party supplier. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

We have a consulting arrangement with John W. Fara, Ph.D., our former Chairman, President and Chief Executive and current member of the Company’s Board of Directors and are obligated to pay Dr. Fara $125,000 for consulting services for the remainder of 2008. We also have a consulting arrangement with John F. Hamilton, our former Vice President, Finance and Chief Financial Officer and are obligated to pay Mr. Hamilton $90,000 for consulting services through October 2008.

The contractual obligations reflected in this table exclude $3.2 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. These payments relate to various milestones for the product candidate under the sublicense agreement, including dosing of the first patient in any Phase 3 trial, submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with Watson.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we entered into a Settlement and License agreement with Teva Pharmaceuticals USA, Inc., an affiliate of IVAX, related to the litigation.  Pursuant to the settlement Agreement:  (a) the parties dismissed the patent litigation and released all claims associated with the litigation; (b) we received a one-time payment of $7.5 million in April 2008; (c) we granted Teva a non-exclusive license to the Asserted Patents (including IVAX) to continue to market its generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States under the Asserted Patents; and (d) we will receive ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States.  The royalty is subject to a $2.5 million aggregate cap.

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada.  Apotex’s regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail’s commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex’s formulation does not infringe our patents.  Pursuant to the intellectual property enforcement provisions of our Canadian license agreement with Biovail for GLUMETZA, Biovail has the first right to prosecute, and pay for expenses related to, any Canadian litigation related to generic challenges to GLUMETZA.  In January 2008, Biovail filed suit against Apotex in Canada in response to Apotex’s regulatory filing, and we have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit.  The initiation of the lawsuit automatically stays approval of Apotex’s formulation for 24 months.  An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

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

In July 2007, we announced that our drug candidate Gabapentin GR failed to meet the primary efficacy endpoint in a Phase 3 trial for postherpetic neuralgia (PHN).  In March 2008, we initiated another Phase 3 registration trial for the product for the PHN indication.  We are pursuing discussions with potential development and marketing partners related to the continued development of Gabapentin GR for PHN.  However, we may not secure a development and marketing arrangement on terms favorable to us, or at all.

We submitted to the FDA a protocol for a Phase 3 registration trial for Gabapentin GR to the FDA for a special protocol assessment, or SPA, pursuant to which we requested that the FDA assess whether the protocol is adequate to meet the scientific and regulatory requirements necessary to support marketing approval of Gabapentin GR for PHN.  The FDA did provide us with guidance and comments on our proposed protocol, but indicated that the protocol was not eligible for an SPA under FDA requirements.  Accordingly, there can be no assurance that the FDA will approve Gabapentin GR for PHN for marketing even if we meet the primary endpoint in our current Phase 3 trial.

We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing.  Even if these trials are successful, the approval date for the drug will not occur for at least 18 months, which means that we will not receive revenue from drug sales for a number of years, if at all.

Our clinical trials may not demonstrate that Gabapentin GR for menopausal hot flashes is safe and effective.  If our clinical trials of Gabapentin GR for menopausal hot flashes do not demonstrate safety and efficacy, or if the clinical trials are delayed or terminated, our business will be harmed.

To gain regulatory approval from the FDA to market Gabapentin GR for menopausal hot flashes, our planned Phase 3 registration trials must demonstrate the safety and efficacy of the product candidate.  Clinical development is a long, expensive and uncertain process and is subject to delays.  The results of our Phase 2 clinical trial are not necessarily indicative of the results we will obtain in later clinical trials.  Accordingly, future clinical trials may not demonstrate that Gabapentin GR is effective for menopausal hot flashes.

In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. To obtain marketing approval, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional pivotal clinical or other studies. These trials could significantly delay the approval and commercialization of Gabapentin GR for menopausal hot flashes and would require us to commit significant additional financial resources. Even after we conduct these additional clinical trials, we may not receive regulatory approval to market the product.

Many other factors could delay or result in termination of our clinical trials, including:

•      negative or inconclusive results;

•      slow patient enrollment or patient noncompliance with the protocol;

•      adverse medical events or side effects among patients during the clinical trials;

•      FDA inspections of our clinical operations; and

•      real or perceived lack of effectiveness or safety of the product candidate.

We depend heavily on Santarus, Inc. for the successful commercialization of GLUMETZA in the United States.

In July 2008, we entered into a promotion agreement with Santarus, Inc. pursuant to which Santarus will promote GLUMETZA in the United States through its sales force beginning in the fourth quarter of 2008. Under the agreement, in exchange for promotion fees, Santarus is required to market and promote GLUMETZA to physicians in the United States, to deliver annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size.  Although we have retained rights to promote GLUMETZA to obstetricians/gynecologists, or ob/gyns, and to retain revenues from incremental sales generated by ob/gyns, we call upon, ob/gyns generally do not prescribe significant amounts of metformin products.  In addition, we do not have any immediate plans to establish a sales force, or contract with a third party to act as our sales force, for the purpose of exercising our GLUMETZA co-promotion rights.  Accordingly, the success of the commercialization of GLUMETZA will depend in large part on Santarus’ marketing and promotion efforts.  Factors that may affect the success of our promotion arrangement with Santarus include the following:

•      Santarus may acquire or develop alternative products;

•      Santarus may pursue higher-priority programs, or change the focus of its marketing programs;

•      Santarus may in the future choose to devote fewer resources to GLUMETZA;

•      GLUMETZA may fail to achieve greater market acceptance; and

•      Santarus may fail to comply with its obligations under our promotion agreement.

Any of the preceding factors could affect Santarus’ commitment to the collaboration, which, in turn, could adversely affect the commercial success of GLUMETZA.  Any failure to successfully commercialize GLUMETZA could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

We have the following programs in clinical development: Gabapentin GR for neuropathic pain, Gabapentin GR for menopausal hot flashes, and omeprazole for gastroesophageal reflux disease. We also have other product candidates in earlier stages of development.

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

Our credit facility contains operating covenants that may restrict our business and financing activities.

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility as of August 5, 2008.  The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing we do will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

Our existing resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.  We have limited credit facilities and, except for the $5.6 million undrawn portion of our credit facility with Oxford Finance Corporation and General Electric Capital Corporation and our common stock purchase agreement with Azimuth, we have no other committed sources of capital.  Our late stage clinical development programs will require considerable financial resources, and we may not be successful in entering into development and marketing arrangements in which a collaborative partner will pay for the costs of those programs. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the six months ended June 30, 2008, we recorded total revenues of $12.0 million and for the years ended December 31, 2007, 2006 and 2005, we recorded total revenue of $65.6 million, $9.6 million, and $4.4 million, respectively. For the six months ended June 30, 2008, we incurred a net loss of $3.8 million and for the years ended December 31, 2006 and 2005 we incurred net losses of $39.7 million, and $24.5 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King have resulted in our reaching profitability in 2007.  In addition, primarily as a result of the $7.5 million payment we received in the settlement of our patent infringement lawsuit against IVAX Corporation, we were also profitable in the second quarter of 2008.  However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses in fiscal year 2008.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

We currently have a collaboration arrangement with Patheon, Inc. related to the potential development of product candidates for third parties.  We also have a development collaboration agreement with Supernus, Inc. providing for the development of a product candidate through feasibility.  However, neither we nor Supernus intend to further develop the product candidate.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

Our collaborative arrangements do not necessarily restrict our collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Our collaborative partners may also terminate their collaborative relationships with us or otherwise decide not to proceed with development and commercialization of our products.

We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets.  Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold ten issued United States patents, and have seventeen patent applications pending in the United States.  In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad.  We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us.  However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies marketing generic gabapentin products, claiming that these products infringe Pfizer’s patents. The results of this litigation could adversely impact the commercialization of pharmaceutical products that contain gabapentin as an active pharmaceutical ingredient.  Also, patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents.  If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.  Such a license may not be available on acceptable terms, or at all.  Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.  In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals.  These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, or the commercial launch of products.  All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

We are responsible for the supply and distribution of GLUMETZA, and Patheon, Puerto Rico, Inc., a subsidiary of Patheon, Inc., is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with MOVA Pharmaceuticals in December 2006.  Biovail is our sole supplier for the 1000mg formulation GLUMETZA.  We will be unable to manufacture GLUMETZA in a timely manner if we are unable to obtain GLUMETZA 500mg tablets from our contract manufacturer, active pharmaceutical ingredient from suppliers, or excipient suppliers, or GLUMETZA 1000mg tablets from Biovail.

We are also responsible for supply and distribution of Proquin XR.  For the manufacture of Proquin XR tablets, we have entered into an agreement with Patheon, Puerto Rico, Inc., as our sole supplier. We purchase the active ingredient for Proquin XR from Uquifa Mexico, S.A., a sole supplier to us, on a purchase order basis. We will also be responsible for the manufacture of bulk Proquin XR tablets to Madaus for the European market, if the product is approved for marketing in European jurisdictions.  We intend to purchase Proquin XR tablets from Patheon, Puerto Rico, Inc. for that purpose. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or Proquin XR tablets from our contract manufacturers, we may be unable to manufacture Proquin XR in a timely manner, if at all.

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

Our success is dependent in large part upon the continued services of our President and Chief Executive Officer, Carl A. Pelzel, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Mr. Pelzel or any of our other executive officers that provide for their continued employment with us. Our former Chairman, President and Chief Executive Officer retired in August 2007, and our Chief Financial Officer retired in October 2007, and our Chief Financial Officer has not yet been replaced on a permanent basis.  We may have difficulty filling open senior scientific, financial and commercial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, we issued 160,476 shares of our common stock to a warrant holder in connection with a cashless exercise feature related to the exercise of warrants to purchase 419,154 shares of our common stock. The warrants were among those issued to accredited investors in April 2003 in a previously disclosed private placement transaction exempt from registration under the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The resale of the shares issued upon the exercise of the warrants has been registered on an effective Form S-3 registration statement we filed with the SEC on May 2, 2003.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 23, 2008 to consider and vote on the following proposals: (i) the election of directors until the next annual meeting of shareholders (Proposal 1); (ii) an amendment of the 2004 Equity Incentive Plan (the “2004 Plan”) to increase the number of shares of common stock issuable under the 2004 Plan by an additional 1,750,000 shares to an aggregate of 6,750,000 shares (Proposal 2); and (iii) the ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008 (Proposal 3).

Proposal 1:   The shareholders of Depomed elected eight directors to serve until the next annual meeting of shareholders.  The votes regarding the election of directors were as follows:

	Shares Voted For	Votes Withheld
Craig R. Smith, M.D.	35,316,300	2,101,489
G. Steven Burrill	35,838,308	1,579,481
Karen A. Dawes	36,771,789	646,000
Carl A. Pelzel	36,765,762	652,027
James A. Schoeneck	36,759,039	658,750
Peter D. Staple	36,764,909	652,880
Julian N. Stern	33,165,348	4,252,441
David B. Zenoff, D.B.A.	36,037,513	1,380,276

Proposal 2:  The shareholders of Depomed approved the amendment of the 2004 Plan to increase the number of shares of common stock issuable under the 2004 Plan by an additional 1,750,000 shares to an aggregate of 6,750,000 shares with the following votes:

For	19,650,593
Against	5,156,824
Abstain	10,614

Proposal 3:  The shareholders of Depomed approved the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008 with the following votes:

For	37,229,219
Against	160,834
Abstain	27,736

ITEM 5.     OTHER INFORMATION

In August 2008, the Company and Azimuth Opportunity Ltd. amended the common stock purchase agreement entered into in December 2006, extending the term of the agreement until December 2010. The common stock purchase agreement is described under “LIQUIDITY AND CAPITAL RESOURCES”.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1*	Settlement and License Agreement dated April 4, 2008 between the Company and Teva Pharmaceuticals USA, Inc.
	10.2	2004 Equity Incentive Plan
	10.3	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
	10.4	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
	10.5	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
	10.6*	Loan and Security Agreement dated June 27, 2008 between the Company, General Electric Capital Corporation and Oxford Finance Corporation
	10.7*	Promotion Agreement dated July 21, 2008 between the Company and Santarus, Inc.
	10.8	Amendment No. 1 to Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated as of August 8, 2008.
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Tammy L. Cameron
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

* Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and
Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Corporate Controller
(Interim Principal Accounting
and Financial Officer)