Form 10-Q
period 2008-09-30
DEPOMED INC
filed 2008-11-07
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 6, 2008 was 51,055,453.

DEPOMED, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,120	$14,374
Marketable securities	71,332	39,091
Accounts receivable	3,612	3,390
Unbilled accounts receivable	510	233
Inventories	3,008	3,263
Prepaid and other current assets	3,111	2,418
Total current assets	95,693	62,769
Marketable securities	—	16,058
Property and equipment, net	1,116	1,621
Other assets	197	197
	$97,006	$80,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,134
Accrued compensation	1,930	1,558
Accrued clinical trial expense	844	322
Other accrued liabilities	5,129	3,322
Deferred product sales	1,437	6,489
Deferred license revenue	2,529	1,453
Other current liabilities	302	56
Current portion of long-term debt	2,621	—
Total current liabilities	16,137	14,334
Deferred license revenue, non-current portion	30,376	20,763
Long-term debt, net of current portion	6,499	—
Other long-term liabilities	598	28
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and outstanding at September 30, 2008 and December 31, 2007, with an aggregate liquidation preference of $18,159	12,015	12,015
Common stock, no par value, 100,000,000 shares authorized; 48,140,927 and 47,865,529 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	170,527	168,287
Accumulated deficit	(138,965)	(134,892)
Accumulated other comprehensive (loss) gain	(181)	110
Total shareholders’ equity	43,396	45,520
	$97,006	$80,645

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$13,011	$3,832	$23,756	$7,666
Royalties	516	2,546	1,060	2,625
License revenue	584	46,481	1,311	50,003
Collaborative and other revenue	—	1	—	3
Total revenues	14,111	52,860	26,127	60,297

Costs and expenses:
Cost of sales	2,396	724	4,567	1,598
Research and development	6,998	4,724	17,748	19,425
Selling, general and administrative	5,250	8,483	16,998	21,033
Gain on termination of Esprit Pharma agreement	—	(5,000)	—	(5,000)
Gain on litigation settlement	—	—	(7,500)	—
Total costs and expenses	14,644	8,931	31,813	37,056

Income (loss) from operations	(533)	43,929	(5,686)	23,241

Other income (expense):
Interest and other income	515	638	1,871	1,504
Interest expense	(249)	—	(254)	—
Total other income (expense)	266	638	1,617	1,504

Net income (loss) before income taxes	(267)	44,567	(4,069)	24,745

Provision for income taxes	(4)	(248)	(4)	(252)

Net income (loss)	(271)	44,319	(4,073)	24,493

Deemed dividend on preferred stock	(183)	(174)	(538)	(511)

Net income (loss) applicable to common stock shareholders	$(454)	$44,145	$(4,611)	$23,982

Basic net income (loss) applicable to common stock shareholders per common share	$(0.01)	$0.93	$(0.10)	$0.53
Diluted net income (loss) applicable to common stock shareholders per common share	$(0.01)	$0.92	$(0.10)	$0.52

Shares used in computing basic net income (loss) per common share	48,123,668	47,630,945	48,011,004	45,334,269
Shares used in computing diluted net income (loss) per common share	48,123,668	47,786,334	48,011,004	45,801,242

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income (loss)	$(4,073)	$24,493
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	687
Employee and director stock-based compensation	1,752	1,430
Stock-based compensation related to consultants	198	42
Changes in assets and liabilities:
Accounts receivable	(500)	6,026
Inventories	255	632
Prepaid and other current assets	(693)	1,336
Accounts payable and other accrued liabilities	3,357	(3,440)
Accrued compensation	375	(307)
Deferred revenue	5,637	(39,593)
Net cash provided by (used in) operating activities	7,198	(8,694)

Investing Activities
Purchases of property and equipment	(230)	(137)
Purchases of marketable securities	(82,758)	(38,677)
Maturities of marketable securities	54,991	21,626
Sales of marketable securities	11,159	—
Net cash used in investing activities	(16,838)	(17,188)

Financing Activities
Proceeds from debt issuance	9,400	—
Debt issuance costs	(303)	—
Proceeds from issuance of common stock	289	20,892
Net cash provided by financing activities	9,386	20,892

Net decrease in cash and cash equivalents	(254)	(4,990)
Cash and cash equivalents at beginning of period	14,374	14,574
Cash and cash equivalents at end of period	$14,120	$9,584

See accompanying notes to Condensed Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year ending December 31, 2008 or future operating periods.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned, and on payments received and services performed under contractual arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

•                  Product Sales:

•                  GLUMETZA®: The Company sells GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. The Company began shipping GLUMETZA product to customers in the third quarter of 2006. Prior to the third quarter of 2008, the Company was unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for GLUMETZA over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, the Company concluded it had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, the Company began recognizing revenue for GLUMETZA sales at the time of shipment to its customers. Consequently, for the quarter ended September 30, 2008, the Company recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, chargebacks and prompt payment discounts. This change resulted in a one-time $5.3 million reduction to net loss and decreased net loss per share by $0.11 for the three and nine months ended September 30, 2008.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•                  Proquin®XR: The Company sells Proquin XR product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.4 million at September 30, 2008 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing and Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

•                  Product Sales Allowances – The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Managed Care Rebates – The Company offers rebates under contracts with certain managed care customers. The Company establishes an accrual equal to its estimates of future managed care rebates attributable to sales and recognizes the estimated rebates as a reduction of revenue in the same period the related revenue is recognized. The Company estimates its managed care rebates based on the terms of each agreement, estimated levels of inventory in the distribution channel, and historical and expected future utilization of our product by the managed care organization.

•                  Product Returns – The Company estimates product returns on sales of GLUMETZA. The Company allows customers to return product that is within six months before and up to one year after its product expiration date.  The shelf life of the 500mg GLUMETZA is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg GLUMETZA product shipped by the Company was 36 months. 1000mg GLUMETZA tablets, which became available in June 2008, currently have a shelf life of 24 months from the date of tablet manufacture. The Company estimates GLUMETZA product returns based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, trends in historical returns, shipments and prescriptions and estimated channel inventory levels.

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

•                  Medicaid Rebates – The Company participates in Medicaid rebate programs, which provide assistance to certain eligible low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages of our product sold to Medicaid recipients, estimated levels of inventory in the distribution channel, and third-party market data regarding prescription payor information.

•                  Chargebacks – The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs.  These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.  The Company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity.

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

 The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash equivalents at amortized cost, which approximates their fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations. As of September 30, 2008, the individual contractual period for all available-for-sale debt securities is less than two years.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency debt securities	$4,940	$(10)	$—	$—	$4,940	$(10)
U.S. corporate debt and commercial paper securities	13,040	(255)	—	—	13,040	(255)
Total available-for-sale	$17,980	$(265)	$—	$—	$17,980	$(265)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2008.

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The adoption of FAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$48	$—	$—	$48
Commercial paper	—	5,449	—	5,449
U.S. government agency debt securities	—	7,200	—	7,200
U.S. Treasury securities	—	60,890	—	60,890
U.S. corporate debt securities	—	11,691	—	11,691
Total	$48	$85,230	$—	$85,278

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

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the outstanding warrants are determined under the treasury stock method. Shares used in the computation on net income (loss) per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted-average shares - basic	48,123,668	47,630,945	48,011,004	45,334,269
Effect of dilutive securities:
Stock options	—	120,599	—	290,949
Warrants	—	34,790	—	176,024
Weighted-average shares - diluted	48,123,668	47,786,334	48,011,004	45,801,242

For the three and nine months ended September 30, 2008, approximately 8.5 million common stock equivalent shares are not included because their effect is anti-dilutive. For the three and nine months ended September 30, 2007, approximately 7.7 million and 7.3 common stock equivalent shares are not included because their effect is anti-dilutive.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

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

Santarus began promotion of GLUMETZA in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company will continue to record revenue from the sales of GLUMETZA product and, beginning in October 2008, will pay Santarus a fee ranging from 75% to 80% of the gross margin earned from net sales of GLUMETZA product in the United States.

Santarus is responsible for all costs associated with its sales force and for all other marketing expenses associated with its promotion of GLUMETZA product. Depomed is responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the GLUMETZA alliance.

Pursuant to the terms of the promotion agreement, Depomed retains the option to co-promote GLUMETZA product in the future to obstetricians and gynecologists. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the territory covering a GLUMETZA product, unless terminated sooner.

The Company is recognizing the $12.0 million upfront payment ratably until November 2021, which represents the estimated length of time the Company’s obligations exist under the arrangement related to promotion fees it is obligated to pay Santarus.  For the three months ended September 30, 2008, the Company recognized $0.2 million in license revenue related to the amortization of the upfront payment.

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

The Company also receives ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which is calculated as a percentage of sales, as reported by a third-party market research company.  The royalty is subject to a $2.5 million aggregate cap.  For the three and nine months ended September 30, 2008, the company recognized $0.4 million and $0.8 million in royalty revenue related to this arrangement, respectively.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5.  LONG-TERM DEBT

In June 2008, the Company entered into a loan and security agreement with General Electric Capital Corporation, as agent (GECC), and Oxford Finance Corporation (Oxford) that provided the Company with a $15.0 million credit facility. The credit facility was available in up to three tranches.  The first tranche of $3.8 million was advanced to the Company upon the closing of the loan agreement.  The second tranche of $5.6 million was advanced to the Company in July 2008. The third tranche of $5.6 million was not drawn and is no longer available to the Company, and GECC and Oxford waived the 2% unused line fee related to the unused portion of the credit facility.

The Company is required to pay interest on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter, the Company will be required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche is interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%.

 The Company has the right to voluntarily prepay any tranches received under the facility, in full or in part. Upon any voluntary prepayment of any of the tranches, the Company will be required to pay the lenders, a prepayment premium equal to: (i) 5% on such prepayment amount, if such prepayment is made within 14 months after the closing date, (ii) 4% on such prepayment amount, if such prepayment is made more than 14 months after the closing date but within 29 months after the closing date, and (ii) 3% on such prepayment amount, if such prepayment is made more than 29 months after the closing date, but on or before the maturity date of the respective tranche.

The obligations of the Company under the loan agreement are secured by interests in all of the Company’s personal property, and proceeds from any intellectual property, but not by the Company’s intellectual property.

The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of September 30, 2008.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Cost of sales	$7	$6	$17	$16
Research and development expense	171	134	552	542
Selling, general and administrative expense	551	277	1,380	914
Total	$729	$417	$1,949	$1,472

At September 30, 2008, Depomed had $4.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.0 years.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 approximates net income (loss) and includes unrealized gains and losses on marketable securities.

NOTE 8. INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$295	$837
Work-in-process	—	419
Finished goods	2,659	1,184
Deferred costs	54	823
Total	$3,008	$3,263

At September 30, 2008, deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred. At December 31, 2007, deferred costs represented the costs of both GLUMETZA and Proquin XR product shipped for which recognition of revenue has been deferred.  Beginning in the third quarter of 2008, the Company began recognizing revenue on GLUMETZA product at the time of shipment and no longer has deferred costs for GLUMETZA at September 30, 2008 (See Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion).

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

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In conjunction with the modification of the agreement, the Company issued a warrant to the Series A Preferred shareholder. The value of the warrant was considered in determining the value of the modified security. The warrant was convertible into shares of the Company’s common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreased by approximately 4.8% per year during the conversion period, such that the number of shares of the Company’s common stock issuable upon conversion of the warrant increased by approximately 5.1% per year. The conversion of the warrant could be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock could be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remained outstanding, the number of shares into which the warrant could be converted increased as the conversion price of the warrant decreased resulting in additional deemed dividends on the Series A Preferred Stock. For the three and nine months ended September 30, 2008, the Company recognized Series A Preferred Stock deemed dividends of approximately $183,000 and $538,000, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price.

As of September 30, 2008, there were 18,158 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $18.2 million. The warrant was convertible into 2,913,807 shares of the Company’s common stock at a conversion price of $6.23 as of September 30, 2008.

In October 2008, the holder of the Series A Preferred Stock and warrant exercised its warrant to acquire shares of the Company’s common stock by surrendering its 18,158 shares of Series A Preferred Stock in exchange for 2,914,526 shares of the Company’s common stock. The warrant was exercised in accordance with its terms and without any cash payment to the company, and together with surrender of the Series A Preferred Stock, was convertible into the Company’s common stock at a conversion price of $6.23 per share on the date of exercise.

Option Exercises

During the three and nine months ended September 30, 2008, employees and consultants exercised options to purchase 27,667 and 30,614 shares of the Company’s common stock with net proceeds to the Company of approximately $73,000 and $80,000.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan

In May 2008, the Company sold 84,308 shares under the ESPP. The shares were purchased at a weighted average exercise price of $2.47 with proceeds of approximately $0.2 million.

NOTE 10.  RELATED PARTY TRANSACTIONS

John W. Fara, Ph.D.

In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company.  Dr. Fara continued to serve as a member of the Company’s Board of Directors through the 2008 Annual Meeting.  The Company entered into a consulting agreement with Dr. Fara, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company will pay Dr. Fara $20,833 per month for his consulting services, and will reimburse Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the three and nine months ended September 30, 2008, the Company incurred expense of approximately $62,000 and $187,000, respectively, associated with this consulting agreement.

During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the three and nine months ended September 30, 2008, the Company recognized approximately $101,000 and $173,000, respectively, in stock compensation expense associated with these awards. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, all of Dr. Fara’s unvested options will fully vest, and any remaining monthly payments for consulting under the agreement will be accelerated.

John F. Hamilton

In October 2007, John F. Hamilton retired from his position as Vice President, Finance and Chief Financial Officer of the Company.  The Company entered into a consulting agreement with Mr. Hamilton, pursuant to which Mr. Hamilton provided consulting services to the Company through October 10, 2008. From October 10, 2007 through October 10, 2008, the Company paid Mr. Hamilton $25,667 per month for his consulting services. For the three and nine months ended September 30, 2008, the Company incurred expense of approximately $77,000 and $231,000, respectively, associated with this consulting agreement.

NOTE 11. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007 and September 30, 2008, the Company had $2.9 million and $3.0 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

NOTE 12. SUBSEQUENT EVENTS

Series A Preferred Stock

In October 2008, the holder of the Series A Preferred Stock and related warrant exercised its warrant to acquire shares of the Company’s common stock by surrendering its 18,158 shares of Series A Preferred Stock in exchange for 2,914,526 shares of the Company’s common stock. The warrant was exercised in accordance with its terms and without any cash payment to the company, and together with surrender of the Series A Preferred Stock, was convertible into the Company’s common stock at a conversion price of $6.23 per share on the date of exercise. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Series A Preferred Stock and related warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  our ability to find development and commercialization partners for DM-1796 and DM-5689 (both formerly referred to as Gabapentin GR®) and other product candidates;

•                  results and timing of our clinical trials, including the results of our DM-1796 and DM-5689 trials;

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

We have developed two commercial products. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. (Santarus). Proquin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma (Watson).

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

Our most advanced product candidates in development are DM-1796 and DM-5689 (both formerly referred to as Gabapentin GR), extended release forms of gabapentin.  We have initiated two Phase 3 trials with respect to DM-5689 for the treatment of menopausal hot flashes. We have also completed a Phase 3 clinical trial with respect to DM-1796 for the treatment of postherpetic neuralgia (PHN), and have initiated a second Phase 3 trial for the same indication.  In addition, we have other product candidates in earlier stages of development.

The following table summarizes our marketed products, and our product pipeline.

Marketed Products

Product	Indication	Status

GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea. Co-promoted in the US with Santarus beginning in October 2008. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Co-promoted in the US with Watson Pharma. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Product Pipeline

DM-1796 Formerly referred to as Gabapentin GR®	Postherpetic neuralgia	Second Phase 3 study underway.

DM-5689 Formerly referred to as Gabapentin GR®	Menopausal hot flashes	Phase 3 studies underway (Breeze 1 and Breeze 2).

DM-3458 Formerly referred to as Omeprazole	Gastroesophageal reflux disease	Proof of concept studies completed.

DM-1992 Formerly referred to as Levodopa/Carbidopa	Parkinson’s disease	Preclinical development ongoing.

One undisclosed compound	Confidential	Preclinical development ongoing.

Our intellectual property position includes twelve issued patents and sixteen patent applications pending in the United States.

Significant Developments for the Quarter Ended September 30, 2008.

•                  In September 2008, we enrolled and dosed the first patient in Breeze 1, the first of two pivotal Phase 3 clinical trials in our registration program for DM-5689 for the treatment of menopausal hot flashes.

•                  In July 2008, we entered into a promotion agreement with Santarus, Inc. (Santarus) granting Santarus exclusive rights to promote GLUMETZA in the United States, and we received a $12 million upfront fee from Santarus.

•                  In July 2008, we were awarded a modest preclinical grant by The Michael J. Fox Foundation under the foundation’s Therapeutics Development Initiative 2008 Program related to our DM-1992 program.

•                  In July 2008, the Medical Products Agency in Sweden approved the Marketing Authorization for Proquin XR, which is licensed by Rottapharm/Madaus in Europe.

•                  In July 2008, we drew an additional $5.6 million under our credit facility with General Electric Credit Company and Oxford Finance Corporation.

•                  Revenue for the three months ended September 30, 2008 was $14.1 million, compared to $52.9 million for the three months ended September 30, 2007.  Revenue for the three months ended September 30, 2008 included a one-time increase of $6.3 million in product sales related to previously deferred revenue, net of estimated product returns, contractual allowances and discounts.  Revenue for the three months ended September 30, 2007 included a one-time recognition of $48.6 million associated with the termination of our Esprit Pharma license and supply agreements.

•                  Operating expenses for the three months ended September 30, 2008 were $12.2 million compared to $8.2 million for the three months ended September 30, 2007.  Operating expenses for the three months ended September 30, 2007 included a one-time gain of $5.0 million related to the termination of our agreements with Esprit Pharma, which had the effect of reducing operating expenses for that period.

•                  Cash, cash equivalents and marketable securities were $85.5 million as of September 30, 2008 compared to $69.5 million as of December 31, 2007.

RECENT PRODUCT DEVELOPMENTS

MARKETED PRODUCTS

GLUMETZA®

Santarus, Inc. In July 2008, we entered into a promotion agreement with Santarus granting Santarus exclusive rights to promote GLUMETZA in the United States. Santarus paid us a $12.0 million upfront fee, and based on the achievement of specified levels of annual GLUMETZA net product sales, Santarus may be required to pay us additional one-time sales milestones, totaling up to $16.0 million.

Santarus began promotion of GLUMETZA in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. We will continue to record revenue from the sales of GLUMETZA product and, beginning in the fourth quarter of 2008, will pay Santarus a fee ranging from 75% to 80% of the gross margin earned from net sales of GLUMETZA product in the United States.

Santarus is responsible for all costs associated with its sales force and for all other marketing expenses associated with its promotion of GLUMETZA product. We are responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the GLUMETZA alliance.

Pursuant to the terms of the promotion agreement, we retain the option to co-promote GLUMETZA product in the future to obstetricians and gynecologists. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the territory covering a GLUMETZA product, unless terminated sooner.

Contract Sales Organization. In February 2008, we entered into a professional detailing services agreement with Publicis Selling Services (Publicis) pursuant to which approximately 33 part-time Publicis sales representatives detailed GLUMETZA to physicians.  The arrangement with Publicis ended in September 2008.

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

PRODUCT CANDIDATES

DM-1796 (formerly known as Gabapentin GR) for Postherpetic Neuralgia

In March 2008, we initiated dosing of the first patient in a second Phase 3 clinical trial for DM-1796 for PHN.  The study is a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients.  Patients in the study are randomized into two treatment arms:  placebo, or 1800mg of DM-1796 dosed once daily. The study is being conducted at sites in the United States and Russia.

The primary objective of the study is to assess the efficacy of DM-1796 in reducing the pain associated with PHN, measured from baseline pain scores to the end of a ten-week treatment period on the basis of the Likert pain scale.  Secondary objectives include an assessment of changes from baseline in sleep interference, and additional patient and clinician assessments of pain and quality of life.

The primary differences in the ongoing study relative to the Phase 3 PHN study we concluded in 2007 are:  (a) there is only one active treatment arm (1800 mg once daily) rather than two; and (b) patients enrolled in the study must have “stable PHN disease” for at least six months, rather than three months, following healing of the shingles rash.

DM-5689 (formerly known as Gabapentin GR) for Menopausal Hot Flashes

 In February 2008, we announced positive results of our Phase 2 trial for DM-5689 for moderate-to-severe menopausal hot flashes.

Phase 2 Study.  In June 2007, we randomized the first patient in a Phase 2 double-blind, placebo-controlled, multi-center trial evaluating DM-5689 for the treatment of women with moderate-to-severe menopausal hot flashes.  The 124 patient study was fully enrolled in September 2007.

Study Design. The study included 124 menopausal women (approximately 30 per group) with recurrent, moderate to severe hot flashes and was conducted at eight sites in the United States.  The total study treatment duration after screening and baseline was 13 weeks.  The primary objective of the study was to investigate the relationship between blood plasma concentrations of gabapentin observed in menopausal women after administration of DM-5689 and the frequency of hot flashes in those women.  The plasma concentration data (pharmacokinetics) and the hot flash frequency and severity data (pharmacodynamics) are being used to construct a PK/PD dose response model designed to identify the dosing regimen to utilize in the Phase 3 program.

In order to facilitate the generation of an optimal dose response model, patients in each of the three active treatment arms remained on a stable DM-5689 dose for five weeks at an initial dose, followed by five weeks on a stable, incrementally higher dose, as follows.

Treatment Group	Weeks 2 – 6	Weeks 8 – 12
A (“1800mg group”)	600mg PM	600mg AM + 1200mg PM
B (“2400mg group”)	600mg AM + 600mg PM	600mg AM + 1800mg PM
C (“3000mg group”)	1200mg PM	1200mg AM + 1800mg PM
D (“placebo group”)	placebo	placebo

Each stable dosing regimen was preceded by a one-week titration period

Efficacy. DM-5689 demonstrated a reduction in the mean frequency of moderate to severe hot flashes, and in the mean total daily severity of hot flashes, in all active treatment groups. Statistical significance relative to placebo from baseline to the end of the study was observed in the 1800mg and 2400mg treatment groups with regard to frequency, and statistical significance was observed in the 1800mg treatment group with regard to severity. The severity of hot flashes is based on a mean daily composite score, where a moderate hot flash is assigned a score of “2” and a severe hot flash is assigned a score of “3”. The primary efficacy outcomes observed in the study are set forth in the table below.

	Mean Daily Frequency (#)		Mean Total Daily Severity Score
Treatment Group	Baseline	End of treatment	Baseline	End of treatment
1800mg	10.1	2.7 (p = 0.016)	24.0	6.4 (p = 0.022)
2400mg	11.8	3.0 (p = 0.03)	29.6	7.9 (p = 0.063)
3000mg	11.4	3.9 (p = 0.229)	27.8	10.2 (p = 0.334)
placebo	10.6	5.1	26.7	12.6

Safety.  DM-5689 was generally well tolerated in the study, with one, two, one and three patients, respectively, withdrawing due to adverse events from the placebo, 1800mg, 2400mg and 3000mg groups.  The most common side effects observed in the study were headache, somnolence, dizziness and nausea.  The incidence of those side effects in each of the treatment groups is set forth in the table below.

Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	16	10	32	16
2400mg	16	39	32	3
3000mg	16	9	25	3
placebo	3	10	10	7

Phase 3 Registration Program.   Our Phase 3 registration program for DM-5689 in menopausal hot flashes includes two randomized, double-blind, placebo-controlled studies of approximately 540 patients per study, Breeze 1 and Breeze 2. In September 2008, we enrolled and dosed the first patient in Breeze 1, and in October 2008, we enrolled and dosed the first patient in Breeze 2.  In each study, patients will be randomized into three treatment arms:  (i) placebo; (ii) 1200mg of DM-5689 dosed once daily; or (iii) a total dose of 1800mg of DM-5689 dosed 600mg in the morning and 1200mg in the evening.

The treatment duration of the Breeze 1 study will be six months, with primary efficacy endpoints assessed at 4 and 12 weeks. Persistence of efficacy will be assessed at 6 months as one of the secondary endpoints. The treatment duration in the second study, Breeze 2, will be three months, with assessment of efficacy at 4 and 12 weeks only.

The primary efficacy endpoints in both studies will be reductions in the mean frequency of moderate to severe hot flashes, and the average severity of hot flashes. Various secondary efficacy endpoints will be measured as well.

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

Credit Facility.  In June 2008, we entered into a $15.0 million secured credit facility with General Electric Capital Corporation (GECC) and Oxford Finance Corporation (Oxford).  The credit facility is described below under “LIQUIDITY AND CAPITAL RESOURCES”.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. Except as described below under “Revenue Recognition” and “Stock-Based Compensation”, there have been no changes to our critical accounting policies since we filed our 2007 Annual Report on Form 10-K with the Securities and Exchange Commission on March 12, 2008. For a description of our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.

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

We sell GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return within a period beginning six months prior to, and ending twelve months following product expiration. We began shipping GLUMETZA product to customers in the third quarter of 2006. Prior to the third quarter of 2008, we were unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for GLUMETZA over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, we concluded that we had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, we began recognizing revenue for GLUMETZA sales as revenue at the time of shipment to its customers. Consequently, for the quarter ended September 30, 2008, we recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. Deferred costs related to shipments of GLUMETZA previously deferred were also recognized to cost of sales. This change resulted in a one-time $5.3 million reduction of net loss for the third quarter of 2008. Revenues from GLUMETZA product sales are recorded net of estimated product returns, managed care rebates, wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs, chargebacks, and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

We obtained the rights back from Esprit Pharma (Esprit) to market Proquin XR product in July 2007, and began selling Proquin XR to wholesalers and retail pharmacies in October 2007. Given our limited history of selling Proquin XR, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. We have not had significant history estimating the number of patient prescriptions dispensed for Proquin XR. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. We have a deferred revenue balance of $1.4 million at September 30, 2008 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler and retail pharmacy fees and discounts and prompt payment discounts. We will recognize revenue for Proquin XR upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. Revenues from Proquin XR product sales are recorded net of estimated wholesaler and retail pharmacy fees and discounts, prompt payment discounts, chargebacks and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs and chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.  We believe that estimated product return allowances and estimated rebates for GLUMETZA require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

Beginning in the third quarter of 2008, we began recognizing GLUMETZA product sales at time title transfers to our customer, and provide for an estimate of future product returns at that time. Based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, our historical returns, shipment trends, prescription trends and estimated distribution channel inventory levels, we develop an estimate of the quantity of product in the distribution channel which may be subject to product return.  As of September 30, 2008, the Company’s allowance for GLUMETZA product returns was approximately $1.1 million.

Our rebate accruals for GLUMETZA are based on definitive contractual agreements after the dispensing of the product to a medical benefit plan participant. Rebates are accrued at the time of sale, and typically are paid out several months after the sale. We estimate rebates based on current and future patient usage, the applicable contractual rebate rate amounts, and our estimates of the quantity of product in the channel.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations of financial position.  As of September 30, 2008, the Company had accruals related to product sales allowances of $3.1 million, which includes accrued estimates of product returns, managed care rebates, wholesaler and retail pharmacy discounts and fees, patient support programs, chargebacks, and Medicaid rebates.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product sales:
GLUMETZA	$12,923	$3,832	$23,494	$7,666
Proquin XR	88	—	262	—
Total product sales	13,011	3,832	23,756	7,666

Royalties:
GLUMETZA	100	46	283	125
Proquin XR	—	2,500	—	2,500
Teva	416	—	777	—
Total royalties	516	2,546	1,060	2,625

License revenue:
GLUMETZA	584	364	1,311	1,996
Proquin XR	—	46,117	—	47,507
AcuForm technology	—	—	—	500
Total license revenue	584	46,481	1,311	50,003

Collaborative and other revenue	—	1	—	3

Total revenues	$14,111	$52,860	$26,127	$60,297

Product sales

As noted above under “CRITICAL ACCOUNTING POLICIES – Revenue Recognition”, beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales at time title transfers to our customer, and provide for an estimate of future product returns at that time.  This resulted in a one-time increase for the three and nine months ended September 30, 2008, of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. GLUMETZA product sales also increased for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 from an additional year of promotional and marketing efforts related to GLUMETZA, as GLUMETZA was launched in September 2006. In October

2007, we terminated our promotion agreement related to GLUMETZA with King and King’s promotion obligations ended in December 2007. From February 2008 through September 2008, we promoted GLUMETZA through a contract sales organization, as we did not have an established sales organization. Product sales for GLUMETZA relative to its current runrate will depend on the success of our promotion partner, Santarus, who commenced promotion of GLUMETZA in October 2008.

In October 2007, we re-launched Proquin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At September 30, 2008, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $1.4 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

Royalties

GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. we initiated in January 2006 related to Teva’s generic Glucophage XR tablets. In connection with the settlement and license agreement we may receive up to $2.5 million in future royalties on Teva’s generic Glucophage XR product in the United States. For the three and nine months ended September 30, 2008, we recognized $0.4 and $0.8 million, respectively, in royalty revenue related to this arrangement.

In July 2007, we terminated our license agreement with Esprit, and Esprit paid us $2.5 million in royalties, representing a pro-rated amount of minimum royalties that would have been due to us under the original agreements.

License revenue

License revenue for the three and nine months ended September 30, 2008 consisted primarily of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and from the $12.0 million upfront fee received from Santarus in July 2008. We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA. We are recognizing the $12.0 million upfront payment from Santarus as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to promotion fees we are obligated to pay Santarus for GLUMETZA in the United States.

License revenue for the three and nine months ended September 30, 2007 consisted primarily of revenue recognized related to our agreements with Biovail for GLUMETZA and our agreements with Esprit Pharma for Proquin XR. License revenue for the nine months ended September 30, 2007 consisted of revenue recognized related to the Biovail agreements for GLUMETZA, the Esprit Pharma agreements for Proquin XR, the LG Life Sciences agreement for GLUMETZA, and the Biovail agreement related to our AcuForm drug delivery technology.

Our license agreement with Esprit for Proquin XR provided for $50.0 million in license fees from Esprit. We received $30.0 million in license fees in July 2005 and an additional $10.0 million in December 2006. The final $10.0 million installment was paid in July 2007. The first $40.0 million in license fees received were recognized as revenue ratably commencing on our receipt of the fees through June 2020, which represented the length of time we were obligated to manufacture Proquin XR under our Proquin XR supply agreement with Esprit. In July 2007, we and Esprit terminated the license and supply agreements, and all deferred revenue related to license fees previously received from Esprit was fully recognized as revenue in July 2007, resulting in total recognition of $46.1 million of license revenue related to our agreements with Esprit in the third quarter of 2007.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and nine months ended September 30, 2008, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$2,396	$724	$4,567	$1,598

Cost of sales for the three and nine months ended September 30, 2008 and 2007 relates primarily to costs associated with the sale of GLUMETZA and Proquin XR. Cost of sales increased in 2008 over 2007 primarily as a result of an increase in GLUMETZA product sales. As noted above under “CRITICAL ACCOUNTING POLICIES – Revenue Recognition”, beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales at time title transfers to our customer. This resulted in a one-time increase of approximately $1.0 million in costs of sales during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, cost of sales also included approximately $0.3 million and $0.6 million, respectively, in inventory write-downs related to slow moving Proquin XR inventory that we expect will not be sold prior to its expiration date.

The costs of manufacturing associated with deferred revenue on Proquin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

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

Total research and development expense for the three and nine months ended September 30, 2008, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$6,998	$4,724	$17,748	$19,425
Dollar change from prior year	2,274		(1,677)
Percentage change from prior year	48.1%		(8.6)%

The increase in research and development expense for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to higher clinical research organization expenses with the commencement of Breeze 1, the first of our two Phase 3 clinical trials for DM-5689 for the treatment of menopausal hot flashes and our ongoing second Phase 3 trial for DM-1796 for the treatment of postherpetic neuralgia.

The decrease in research and development expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to lower clinical research organization expenses related to our first Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia, which was completed in the first half of 2007, and also due to lower headcount as a result of the implementation of a reduction in force in September 2007.

In October 2008, we enrolled and dosed the first patient in Breeze 2, our second Phase 3 clinical trial for DM-5689 for the treatment of menopausal hot flashes and expect research and development expense to increase in fourth quarter of 2008.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
DM-1796	$2,238	$2,544	$9,426	$12,653
DM-5689	2,319	842	4,559	2,778
Other projects	2,441	1,338	3,763	3,994
Total research and development expenses	$6,998	$4,724	$17,748	$19,425

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA and Proquin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selling, general and administrative	$5,250	$8,483	$16,998	$21,033
Dollar change from prior year	(3,233)		(4,035)
Percentage change from prior year	(38.1)%		(19.2)%

The decrease in selling, general and administrative expense for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, was primarily due to a decrease in legal expenses related to our litigation with IVAX and a decrease in promotion fee expense, as we and King terminated our promotion agreement in October 2007, and we no longer are required to pay King promotion fees related to GLUMETZA.  Beginning in the fourth quarter of 2008, we are required to pay promotion fees to Santarus related to GLUMETZA and expect selling, general and administrative expense to increase in the fourth quarter of 2008.

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

Gain on Termination of Esprit Pharma Agreement

In conjunction with the termination and assignment agreement entered into with Esprit in July 2007, we received a $5.0 million termination payment from Esprit, which has been classified as a gain within operating income for the three and nine months ended September 30, 2007.

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Interest and other income	$515	$638	$1,871	$1,504
Interest expense	(249)	—	(254)	—
Net interest income (expense)	266	638	1,617	1,504

Interest and other income decreased during the three months ended September 30, 2008 as compared to the corresponding period in 2007 as a result of lower interest rates on our investments. Interest and other income increased during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 as a result of higher investment balances.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	September 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$85,452	$69,523

Since inception through September 30, 2008, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of September 30, 2008, we have not sold any common stock to Azimuth under this common stock purchase agreement.

In June 2008, we entered into a credit facility with GECC and Oxford. The credit facility was available in up to three tranches.  The first tranche of $3.8 million was advanced to us upon the closing of the loan agreement.  In July 2008, we received the second tranche of $5.6 million. The third tranche of $5.6 million was not drawn and it is no longer available to us, and GECC and Oxford waived the 2% unused line fee.

We will be required to pay interest on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter, we will be required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche is interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments and has an interest rate of 11.59%. As of September 30, 2008, total advances on the credit facility were $9.4 million at an interest rate of 11.59%.

Our obligations under the Loan Agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of September 30, 2008, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of September 30, 2008, we have accumulated net losses of $139.0 million. We expect to continue to incur operating losses for the remainder of 2008. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2009. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Cash Flows from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2008 was approximately $7.2 million, compared to cash used in operating activities of approximately $8.7 million for the nine months ended September 30, 2007.  The increase in cash provided by operating activities for the nine months ended September 30, 2008 as compared to cash used in operating activities nine months ended September 30, 2007 was primarily due to receipt of the $12.0 million upfront payment from Santarus.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 was approximately $16.8 million and consisted primarily of a net increase in marketable securities. Cash used in investing activities during the nine months ended September 30, 2007 was approximately $17.2 million and consisted primarily of a net increase in marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2008 was approximately $9.4 million compared to cash provided by financing activities of approximately $20.9 million for the same period in 2007. For the nine months ended September 30, 2008, cash provided by financing activities primarily consisted of proceeds from our credit facility. For the nine months ended September 30, 2007, cash provided by financing activities consisted of $20.0 million in proceeds from our registered direct offering in April 2007 and $0.9 million in cash proceeds from exercises of stock options and our ESPP.

Contractual Obligations

As of September 30, 2008, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,543	$3,238	$549	$5,330
Related party arrangements	79	—	—	79
Purchase commitments	3,679	—	—	3,679
	$5,301	$3,238	$549	$9,088

At September 30, 2008, we had non-cancelable purchase orders and minimum purchase obligations of approximately $0.7 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of the 500mg GLUMETZA and $0.4 million under our supply agreement with Biovail for the supply of the 1000mg GLUMETZA. We also had a non-cancelable purchase order to purchase in December 2008 approximately $2.6 million of gabapentin, the active ingredient in both DM-1796 and DM-5689, from a third-party supplier. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

We have a consulting arrangement with John W. Fara, Ph.D., our former Chairman, President and Chief Executive and former member of the Company’s Board of Directors and are obligated to pay Dr. Fara $62,000 for consulting services for the remainder of 2008. We also had a consulting arrangement with John F. Hamilton, our former Vice President, Finance and Chief Financial Officer and paid Mr. Hamilton $17,000 for consulting services through October 2008.

The contractual obligations reflected in this table exclude $3.0 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. These payments relate to various milestones for the product candidate under the sublicense agreement, including dosing of the first patient in any Phase 3 trial, submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with Watson.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada.  Apotex’s regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail’s commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex’s formulation does not infringe our patents.  Pursuant to the intellectual property enforcement provisions of our Canadian license agreement with Biovail for GLUMETZA, Biovail has the first right to prosecute, and pay for expenses related to, any Canadian litigation related to generic challenges to GLUMETZA.  In January 2008, Biovail filed suit against Apotex in Canada in response to Apotex’s regulatory filing, and we have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit.  The initiation of the lawsuit automatically stays approval of Apotex’s formulation for 24 months. In October 2008, the court issued a ruling requiring that Apotex present its evidence in the case by mid-January 2009, and that Biovail present its evidence by mid-April 2009. An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following factors, along with those described above under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2–Forward-Looking Information.”

Our prior Phase 3 trial for DM-1796 failed to meet the primary efficacy endpoint and there can be no assurance this product will be approved.

In July 2007, we announced that our drug candidate DM-1796 failed to meet the primary efficacy endpoint in a Phase 3 trial for postherpetic neuralgia (PHN).  In March 2008, we initiated another Phase 3 registration trial for the product for the PHN indication.  We are pursuing discussions with potential development and marketing partners related to the continued development of DM-1796 for PHN.  However, we may not secure a development and marketing arrangement on terms favorable to us, or at all.

We submitted to the FDA a protocol for a Phase 3 registration trial for DM-1796 to the FDA for a special protocol assessment, or SPA, pursuant to which we requested that the FDA assess whether the protocol is adequate to meet the scientific and regulatory requirements necessary to support marketing approval of DM-1796 for PHN.  The FDA did provide us with guidance and comments on our proposed protocol, but indicated that the protocol was not eligible for an SPA under FDA requirements.  Accordingly, there can be no assurance that the FDA will approve DM-1796 for PHN for marketing even if we meet the primary endpoint in our current Phase 3 trial.

We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing.  Even if these trials are successful, the approval date for the drug will not occur for at least 18 months, which means that we will not receive revenue from drug sales for a number of years, if at all.

Our clinical trials may not demonstrate that DM-5689 for menopausal hot flashes is safe and effective.  If our clinical trials of DM-5689 for menopausal hot flashes do not demonstrate safety and efficacy, or if the clinical trials are delayed or terminated, our business will be harmed.

To gain regulatory approval from the FDA to market DM-5689 for menopausal hot flashes, our planned Phase 3 registration trials must demonstrate the safety and efficacy of the product candidate.  Clinical development is a long, expensive and uncertain process and is subject to delays.  The results of our Phase 2 clinical trial are not necessarily indicative of the results we will obtain in later clinical trials.  Accordingly, future clinical trials may not demonstrate that DM-5689 is effective for menopausal hot flashes.

In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. To obtain marketing approval, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional pivotal clinical or other studies. These trials could significantly delay the approval and commercialization of DM-5689 for menopausal hot flashes and would require us to commit significant additional financial resources. Even after we conduct these additional clinical trials, we may not receive regulatory approval to market the product.

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

We have the following programs in clinical development: DM-1796 for neuropathic pain and DM-5689 for menopausal hot flashes. We also have other product candidates in earlier stages of development.

Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  Additionally, clinical trial results in earlier trials may not be indicative of results that will be obtained in subsequent larger trials, as was the case with the Phase 3 trial for DM-1796 for the treatment of postherpetic neuralgia that we completed in 2007.

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

In July 2007, we granted Watson Pharmaceuticals co-exclusive marketing rights to Proquin XR in the United States for the urology specialty and long-term care sales channels. In September 2007, we expanded our promotion arrangement with Watson to include the ob/gyn specialty as well. As described above, we do not have a permanent commercial sales force and do not, for the foreseeable future, expect to have the resources to successfully promote Proquin XR on our own. Accordingly, we will depend on Watson to successfully promote this drug. Our prior marketing partner for Proquin XR, Esprit Pharma, was unable to successfully commercialize Proquin XR following its initial launch in November 2005. As a result, we and Esprit agreed to terminate the license in July 2007. Through the third quarter of 2008, Proquin XR product sales have been low. It is possible that Proquin XR product sales will remain relatively low, which under the provisions of the promotion agreement could lead to an early termination of the agreement. If Watson fails to successfully commercialize Proquin XR, our business, financial condition and results of operations may be materially and adversely affected.

We have limited in-house sales and marketing resources, which we will require in order to successfully co-promote GLUMETZA and Proquin XR through our own sales force.

Although we have the rights to promote GLUMETZA and Proquin XR through our own sales force, or through third parties, we have no sales force and limited marketing and sales staff.  The success of our own promotion efforts for GLUMETZA, Proquin XR and any other product candidates that receive regulatory approval that we choose to market or co-market will require that we substantially enhance our in-house marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us.  The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others.  These efforts may not be successful.  If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues may suffer.

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

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

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

Some economists are now predicting that the United States economy, and possibly the global economy, may enter into a prolonged downturn or recession as a result of recent economic events, including the deterioration of the credit and capital markets and related financial crisis.  Though the ultimate effect of these developments cannot be predicted, they may have a material adverse effect on our liquidity and financial condition and our ability to raise additional funds, whether pursuant to our existing or future financing arrangements.  In addition, if these developments negatively impact the ability of our collaborative partners to develop, manufacture, promote or commercialize our products and product candidates, our revenues may suffer and our business, financial condition and results of operations could be materially and adversely affected.  Similarly, any negative impact of an economic downturn or recession on our potential collaborative partners could adversely affect the terms on which collaborative partnerships may be available to us, if at all.

We are expecting operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2008, we recorded total revenues of $26.1 million and for the years ended December 31, 2007, 2006 and 2005, we recorded total revenue of $65.6 million, $9.6 million, and $4.4 million, respectively. For the nine months ended September 30, 2008, we incurred a net loss of $4.1 million and for the years ended December 31, 2006 and 2005 we incurred net losses of $39.7 million, and $24.5 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King have resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses for the remainder of 2008.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•      results of clinical trials for our product candidates;

•      announcements regarding development plans for our drug candidates, including DM-1796 and DM-5689;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of our DM-1796 Phase 3 trial results in July 2008, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved our favor.

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

We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause.  Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin.  Accordingly, physicians could prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women rather than DM-5689, or pharmacists could seek to fill prescriptions for DM-5689 with another manufacturer’s gabapentin.  Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

It is difficult to develop a successful product. If we do not develop a successful product, our financial position and liquidity will be adversely affected.

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

Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products would adversely impact our financial position and liquidity.

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

Gabapentin is currently marketed by Pfizer as Neurontin for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition, Pfizer has developed  Lyrica® (pregabalin), which has been approved for marketing in the United States and the European Union.

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

We are responsible for the supply and distribution of GLUMETZA, and Patheon, Puerto Rico Inc. is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with MOVA Pharmaceuticals in December 2006.  Biovail is our sole supplier for the 1000mg formulation GLUMETZA.  We will be unable to manufacture GLUMETZA in a timely manner if we are unable to obtain GLUMETZA 500mg tablets from our contract manufacturer, active pharmaceutical ingredient from suppliers, or excipient suppliers, or GLUMETZA 1000mg tablets from Biovail.

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

Although we have obtained clinical batches of DM-1796 and DM-5689 from a contract manufacturer, we currently have no long-term supply arrangement with respect to DM-1796 and DM-5689.  Any failure to obtain clinical supplies of DM-1796 and DM-5689 could adversely affect these clinical development programs.

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

Our success is dependent in large part upon the continued services of our President and Chief Executive Officer, Carl A. Pelzel, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Mr. Pelzel or any of our other executive officers that provide for their continued employment with us. Our former Chairman, President and Chief Executive Officer retired in August 2007, and our Chief Financial Officer retired in October 2007; we have not yet replaced our Chief Financial Officer on a permanent basis.  We may have difficulty filling open senior scientific, financial and commercial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

Date: November 7, 2008	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and
Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Corporate Controller
(Interim Principal Accounting
and Financial Officer)