Form 10-K
period 2008-12-31
DEPOMED INC
filed 2009-03-06
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from: to

Commission File Number: 001-13111

DEPOMED, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3229046 (I.R.S. Employer Identification No.)
1360 O'Brien Drive, Menlo Park, California (Address of principal executive offices)	94025 (Zip Code)

Registrant's telephone number, including area code: (650) 462-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2008 was approximately $115,708,000. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of March 4, 2009 was 51,214,710.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2009 Annual Meeting of Shareholders, expected to be held on or about May 14, 2009, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2008 FORM 10-K REPORT

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

  •
  the commercial success and market acceptance of DM-5689 if we receive approval to market DM-5689 in the United States;

  •
  the commercial success and market acceptance of DM-1796 if it is approved for marketing in the United States, and the efforts of Solvay Pharmaceuticals, Inc. (Solvay) with respect to the commercialization of DM-1796;

  •
  the commercial success of GLUMETZA® (metformin hydrochloride extended release tablets) in the United States, and the efforts of Santarus, Inc. (Santarus) with respect to the commercialization of GLUMETZA;

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

CORPORATE INFORMATION

        The address of our Internet website is http://www.depomed.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

        Unless the context indicates otherwise, "Depomed", "the Company", "we", "our" and "us" refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our principal executive offices are located at 1360 O'Brien Drive, Menlo Park, California 94025, and our telephone number is (650) 462-5900.

        Depomed®, Proquin®, and Gabapentin GR® are registered trademarks of Depomed. AcuForm™ is a trademark of Depomed. GLUMETZA® is a registered trademark of Biovail Laboratories, s.r.l. exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. We have two product candidates in Phase 3 clinical trials. In March 2008, we initiated a Phase 3 clinical trial for DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Solvay Pharmaceuticals, Inc. In September and October 2008, we initiated Breeze 1 and Breeze 2, our Phase 3 clinical trials for DM-5689, an extended release formulation of gabapentin for the treatment of menopausal hot flashes. In February 2009, we completed enrollment of our Breeze 1 trial. In 2009, we expect to complete enrollment of our other Phase 3 clinical trials and report top-line results for all three trials.

        We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together to women's health care providers. Our development of DM-5689, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. and Santarus, Inc., are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Our DM-1796 license and development arrangement with Solvay Pharmaceuticals is an example of this strategy. Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements. Our license and development arrangement with Covidien, Ltd. is an example of this strategy.

        We developed two additional products which have been approved by the FDA and are currently marketed. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. Proquin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma, Inc.

        The following table summarizes our marketed products and product pipeline.

Product Pipeline
Product	Indication	Status
DM-5689	Menopausal hot flashes	Phase 3 studies underway (Breeze 1 and Breeze 2).
Formerly referred to as Gabapentin GR®
DM-1796	Postherpetic neuralgia	Second Phase 3 study underway.
Formerly referred to as Gabapentin GR®		Licensed by Solvay in the United States, Mexico and Canada.
DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.
Omeprazole
DM-1992	Parkinson's disease	Phase 1 study underway.
Levodopa/Carbidopa
One undisclosed compound	Confidential	Preclinical development ongoing.
Marketed Products
GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea.
Co-promoted in the United States with Santarus.
Canadian rights held by Biovail. Korean rights held by LG Life Sciences.
Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Co-promoted in the United States with Watson Pharma.
Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

SIGNIFICANT DEVELOPMENTS DURING 2008

        Among the significant developments in our business during 2008 were the following:

  •
  In February 2008, we announced positive results of our Phase 2 trial for DM-5689 for the treatment of women with moderate-to-severe menopausal hot flashes.

  •
  In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for DM-1796 for PHN.

  •
  In April 2008, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) related to our patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. (IVAX). In connection with the agreement, we received a $7.5 million payment and are entitled to receive up to $2.5 million in future royalties on Teva's generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States.

  •
  In June 2008, we entered into a $15.0 million credit facility with General Electric Credit Company and Oxford Finance Corporation. We drew a total of $9.4 million under the facility during 2008.

  •
  In June 2008, we held an end-of-Phase 2 meeting with the FDA related to our Phase 3 registration program for DM-5689 in menopausal hot flashes.

  •
  In June 2008, we received a Notice of Allowance from the United States Patent and Trademark Office for an additional patent application covering both DM-5689 and DM-1796.

  •
  In July 2008, we entered into a promotion agreement with Santarus granting Santarus exclusive rights to promote GLUMETZA in the United States, and we received a $12 million upfront fee from Santarus.

  •
  In July 2008, we were awarded a modest preclinical grant by The Michael J. Fox Foundation under the foundation's Therapeutics Development Initiative 2008 Program related to our DM-1992 program in Parkinson's disease.

  •
  In July 2008, the Medical Products Agency in Sweden approved the Marketing Authorization for Proquin XR, which is licensed in Europe by Madaus S.r.l. (Madaus), a company that was acquired by Rottapharm (Rottapharm/Madaus) in June 2007.

  •
  In September 2008, we initiated dosing of the first patient in Breeze 1, the first of two pivotal Phase 3 clinical trials in our registration program for DM-5689 for the treatment of menopausal hot flashes.

  •
  In October 2008, we initiated dosing of the first patient in Breeze 2, the second of two pivotal Phase 3 clinical trials in our registration program for DM-5689 for the treatment of menopausal hot flashes.

  •
  In November 2008, we entered into a license agreement with Solvay granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We received $25 million in upfront fees related to this agreement in February 2009.

  •
  In November 2008, we entered into a license agreement with Mallinckrodt Inc., a subsidiary of Covidien Ltd. (Covidien), granting Covidien worldwide rights to utilize Depomed's AcuForm technology for the exclusive development of four undisclosed products.

  •
  Total revenues for the year ended December 31, 2008 were $34.8 million, as compared to $65.6 million for the year ended December 31, 2007. Revenue for the year ended December 31, 2007 included $48.6 million associated with our license, supply and termination agreements with Esprit Pharma, Inc. (Esprit).

  •
  Operating expenses for the year ended December 31, 2008 were $46.2 million, compared to operating expenses of $15.4 million for the year ended December 31, 2007. Operating expenses for 2008 included a $7.5 million gain on litigation related to the IVAX settlement. Operating expenses for 2007 included a $29.6 million gain on termination of our promotion agreement with King Pharmaceuticals, Inc. (King) and a $5.0 million gain on termination of our license and supply agreements with Esprit.

  •
  Cash, cash equivalents and marketable securities were $82.1 million as of December 31, 2008, compared to $69.5 million as of December 31, 2007.

PRODUCT CANDIDATES

DM-5689 (formerly known as Gabapentin GR) for Menopausal Hot Flashes

  General

        We have an exclusive sublicense from PharmaNova, Inc. (PharmaNova) under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of menopausal hot flashes. We believe that DM-5689 is an excellent non-hormonal product candidate for this indication, because our Phase 2 clinical study and numerous academic studies have demonstrated that gabapentin may be effective in treating hot flashes, and gabapentin has a long history of use in other indications.

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

Treatment Group	Weeks 2 - 6	Weeks 8 - 12
A ("1800mg group")	600mg PM	600mg AM + 1200mg PM
B ("2400mg group")	600mg AM + 600mg PM	600mg AM + 1800mg PM
C ("3000mg group")	1200mg PM	1200mg AM + 1800mg PM
D ("placebo group")	placebo	placebo

        Each stable dosing regimen was preceded by a one-week titration period.

        Efficacy.    DM-5689 demonstrated a reduction in the mean frequency of moderate to severe hot flashes, and in the mean total daily severity of hot flashes, in all active treatment groups. Statistical significance relative to placebo from baseline to the end of the study was observed in the 1800mg and 2400mg treatment groups with regard to frequency, and statistical significance was observed in the 1800mg treatment group with regard to severity. The severity of hot flashes is based on a mean daily composite score, where a moderate hot flash is assigned a score of "2" and a severe hot flash is assigned a score of "3". The primary efficacy outcomes observed in the study are set forth in the table below.

	Mean Daily Frequency (#)		Mean Daily Severity Score
Treatment Group
	Baseline	End of treatment	Baseline	End of treatment
1800mg	10.1	2.7 (p=0.016)	24.0	6.9 (p=0.044)
2400mg	11.8	3.0 (p=0.03)	29.6	6.8 (p=0.041)
3000mg	11.6	3.9 (p=0.229)	27.8	10.1 (p=0.426)
placebo	10.6	5.1	26.7	12.2

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

        The treatment duration of the Breeze 1 study will be six months, with primary efficacy endpoints assessed at 4 and 12 weeks. Persistence of efficacy will be assessed at six months as one of the secondary endpoints. The treatment duration in the second study, Breeze 2, will be three months, with assessment of efficacy at 4 and 12 weeks only.

        The primary efficacy endpoints in both studies will be reductions in the mean frequency of moderate to severe hot flashes, and the average severity of hot flashes. Various secondary efficacy endpoints will be measured as well.

        Enrollment in Breeze 1 was completed in February 2009. We expect Breeze 2 to be fully enrolled by the end of the second quarter of 2009, and we expect that preliminary top-line results of the studies will be available in the fourth quarter of 2009.

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

        We paid PharmaNova an upfront license fee of $0.5 million upon signing of the agreement and paid an additional $0.5 million upon dosing of the first patient in our Phase 3 trials for the product. We are required to pay PharmaNova $1.0 million upon submission to the FDA of a New Drug Application, or NDA, for the product, and $2.0 million upon FDA approval of an NDA. The agreement provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. We also paid PharmaNova consultancy fees of $0.3 million over approximately ten months beginning in November 2006.

DM-1796 (formerly known as Gabapentin GR) for Postherpetic Neuralgia

  General

        DM-1796 is our internally developed, extended release formulation of the compound gabapentin. Gabapentin is marketed by Pfizer Inc. for adjunctive therapy for epileptic seizures and postherpetic pain under the trade name Neurontin. It is also marketed by a number of other companies as a generic, immediate release drug.

        In November 2008, we entered into an Exclusive License Agreement with Solvay Pharmaceuticals, Inc. granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications.

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

  Clinical Program

        2008 Phase 3 Postherpetic Neuralgia Study.    In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for DM-1796 for PHN. The study is a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients. Patients in the study are randomized into two treatment arms: placebo, or 1800mg of DM-1796 dosed once daily. The study is being conducted at sites in the United States, Russia and Argentina.

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

        We expect the Phase 3 PHN study to be fully enrolled by the end of August 2009. We expect preliminary top-line results from the study will be available in the fourth quarter of 2009.

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

  Collaboration and Licensing Arrangements

        Solvay Pharmaceuticals, Inc.    In November 2008, we entered into an Exclusive License Agreement with Solvay Pharmaceuticals,  Inc. granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications.

        Pursuant to the agreement, Solvay Pharmaceuticals paid us a $25 million upfront fee in February 2009. We are also eligible to receive aggregate milestone payments of up to $70 million for acceptance and FDA approval of the New Drug Application for DM-1796 for PHN, and up to $300 million in potential sales milestone payments. Solvay will pay us royalties of 14 to 20 percent of net product sales, depending on the level of net product sales.

        We will remain responsible for completion of the ongoing Phase 3 clinical trial for DM-1796 in PHN, and will be responsible for certain other regulatory support activities through NDA approval. Solvay will be responsible for NDA filing and has the option to develop DM-1796 in further pain indications other than PHN. If Solvay elects to develop DM-1796 in fibromyalgia, we have a right of first negotiation for co-promotion rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

        We will be responsible for the manufacture of DM-1796 for up to four years from the effective date of the License Agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay by July 2009. The License Agreement will expire with the last to expire of our patents covering DM-1796, subject to early termination in certain circumstances.

DM-3458 for Gastroesophageal Reflux Disease

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

  Clinical Program

        In 2006, we conducted a Phase 1 study designed to provide us with insight into our formulation strategy, and in 2007, we conducted a proof-of-concept study related to our DM-3458 program. No additional DM-3458 clinical studies are currently planned, as we are awaiting the results of our efforts to enter into a development and commercialization partnership for the product candidate.

DM-1992 for Parkinson's Disease

  General

        Parkinson's disease is a chronic degenerative disorder that affects nearly one million Americans, with significant prevalence growth expected over the next 25 years due to aging population demographics. Nearly 5 million people worldwide are estimated to have Parkinson's. While the average age at onset is 60, disease onset starts by age 40 in an estimated 5 to 10 percent of patients, and people as young as 30 can also be affected.

  Parkinson's Treatments; Target Market

        Current therapies are effective in addressing only the mild/moderate motor symptoms of the disease and have significant long-term side effects. Levodopa/carbidopa is the common treatment of Parkinson's but currently has limitations with inconsistent efficacy and inconvenient dosing since it absorbed in the upper GI tract. Levodopa/carbidopa is available as a generic (brand name Sinemet) and had $270 million in sales in the United States in 2006.

  Clinical Program

        In July 2008, The Michael J. Fox Foundation awarded the Company a preclinical development grant to support the DM-1992 program. In January 2009, we commenced a Phase 1 study designed to provide us with insight into our formulation strategy for our DM-1992 program.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

        Covidien.    In November 2008, we entered into a license agreement with Covidien granting Covidien worldwide rights to utilize our AcuForm technology for the exclusive development of four undisclosed products. Through November 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by us under the agreement. We may also receive certain developmental milestone payments, if achieved, and are also entitled to receive royalties on sales of the products.

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

        Patheon.    In August 2006, we entered into a collaboration agreement with Patheon, Inc., or Patheon, related to our proprietary AcuForm drug delivery technology. Under the agreement, we have granted Patheon access to our AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon's clients and collaborative partners. A joint committee with representatives from Depomed and Patheon reviews compounds prior to initiating work to ensure there are no conflicts with our own internal programs. Patheon assumes primary responsibility for initial feasibility work with technical assistance from us. For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties. There have been no product candidates under this agreement that have advanced beyond feasibility.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $27.3 million in 2008, $23.3 million in 2007 and $26.9 million in 2006.

MARKETED PRODUCTS

GLUMETZA

  General

        The 500mg strength of GLUMETZA is our internally developed once-daily metformin product for type 2 diabetes. The FDA approved GLUMETZA for marketing in the United States in June 2005. At that time, a subsidiary of Biovail Corporation (Biovail) held US and Canadian marketing rights to GLUMETZA pursuant to a license agreement we entered into with the Biovail subsidiary in 2002. We reacquired the US rights to GLUMETZA from Biovail in December 2005.

        In June 2006, we entered into a promotion arrangement with King related to GLUMETZA under which we and King jointly commercialized GLUMETZA in the United States. GLUMETZA was launched in the United States in September 2006. In October 2007, we terminated our promotion agreement with King related to GLUMETZA, and King paid us $29.7 million in termination and other fees. King ended promotion of GLUMETZA in December 2007.

        In July 2008, we entered into a promotion agreement with Santarus granting Santarus exclusive rights to promote GLUMETZA in the United States. Santarus began promotion of GLUMETZA in October 2008.

        In connection with the restructuring of our GLUMETZA agreements with Biovail in December 2005, we also acquired the exclusive US license to a 1000mg strength of GLUMETZA utilizing proprietary Biovail drug delivery technology. In December 2007, the FDA approved the 1000mg formulation for marketing in the United States, and we began selling the 1000mg GLUMETZA in June 2008.

        The 500mg and 1000mg GLUMETZA have also been approved for marketing in Canada, where they are marketed by Biovail.

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

  Target Market

        According to the American Diabetes Association (ADA), 23.6 million people in the United States have diabetes. Of those, 17.9 million are diagnosed. The ADA estimates that the number of diagnosed diabetics in the United States is increasing by approximately one million per year. Among adults with diagnosed diabetes, 57 percent take oral medication only, and 12 percent take both insulin and oral medication, according to the 2001-2003 National Health Interview Survey of the Centers for Disease Control and Prevention. In 2008, the metformin market in the United States was approximately $1.4 billion in retail sales.

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

        Santarus began promotion of GLUMETZA in October 2008. Under the promotion agreement, Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. We continue to record revenue from the sales of GLUMETZA product and pay Santarus a fee ranging from 75% to 80% of the gross margin earned from net sales of GLUMETZA product in the United States.

        Santarus is responsible for all costs associated with its sales force and for all other marketing expenses associated with its promotion of GLUMETZA. We are responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the GLUMETZA alliance.

        Pursuant to the terms of the promotion agreement, we retain the option to co-promote GLUMETZA product in the future to obstetricians and gynecologists. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the territory covering a GLUMETZA product, unless terminated sooner.

        Publicis Selling Solutions.    In February 2008, we entered into a professional detailing services agreement with Publicis Selling Services pursuant to which approximately 33 part-time Publicis sales representatives detailed GLUMETZA to physicians. The arrangement with Publicis ended in September 2008.

        King Pharmaceuticals.    In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which we granted King the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King was required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of GLUMETZA, King received a promotion fee equal to fifty percent of gross margin. Out-of-pocket marketing expenses were shared with King at an agreed-upon ratio, in which Depomed's share was lower than King's.

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

        In December 2005, we also entered into a manufacturing transfer agreement and a supply agreement with Biovail related to the 1000mg GLUMETZA. Under those agreements, we received an exclusive license to market the 1000mg GLUMETZA in the United States, and an exclusive license to the "GLUMETZA" trademark in the United States for the purpose of marketing GLUMETZA. We purchase the 1000mg GLUMETZA exclusively from Biovail under the supply agreement, subject to back-up manufacturing rights in our favor. If we exercise our back-up manufacturing rights, compensation to Biovail will change from a supply-based arrangement to royalties of six percent of net sales of the 1000mg GLUMETZA in the United States (or, if less, thirty percent of royalties and other similar payments from our licensees) under the manufacturing transfer agreement.

        We also pay Biovail royalties of one percent of net sales of the 500mg GLUMETZA in the United States (or, if less, five percent of royalties and other similar payments from our licensees).

        LG Life Sciences.    In August 2004, we entered into a license and distribution agreement granting LG Life Sciences an exclusive license to our 500mg extended-release formulation of metformin in the Republic of Korea. LG Life Sciences launched the product, known as Novamet GR, in Korea in 2006.

        We received a $0.6 million upfront license fee from LG in connection with entering into the agreement. In November 2006, we amended the agreement to provide for a $0.5 million milestone payment from LG with respect to LG's approval to market Novamet GR in the Republic of Korea, rather than a $0.7 million payment, as reflected in the original agreement. We received the $0.5 million payment in November 2006, net of applicable Korean withholding taxes, and commenced negotiations to further amend the agreement to formally grant LG a license to manufacture Novamet GR in exchange for royalties on net sales of Novamet GR in Korea, and to remove the provisions of the original agreement providing for the supply of Novamet GR tablets by us to LG. In January 2007, we completed our negotiations with LG, and entered into an amended license agreement implementing the provisions.

Proquin® XR

  General

        Proquin XR is a once-daily formulation of the antibiotic ciprofloxacin for uncomplicated urinary tract infections. We developed Proquin XR, and the FDA approved it for marketing in the United

States in May 2005. Esprit licensed marketing rights to Proquin XR in the United States in July 2005, and launched the product in the United States in November 2005. We terminated our agreement with Esprit in July 2007 related to Proquin XR and relaunched Proquin XR with Watson in September 2007. Our promotion arrangement with Watson Pharma will end not later than December 31, 2009. We are currently evaluating our options for the future of Proquin XR, which include seeking to divest Proquin XR in the United States.

  Proquin XR Collaboration and Licensing Arrangements

        Watson Pharma.    In July 2007, following the termination of our Proquin XR licensing arrangement with Esprit described below, we entered into a promotion agreement with Watson Pharma, a subsidiary of Watson Pharmaceuticals (Watson), granting Watson a co-exclusive right to promote Proquin XR to the urology specialty and long-term care facilities in the United States. In September 2007, we amended the agreement to also grant Watson a co-exclusive right to promote Proquin XR to the ob/gyn specialty. Under the agreement, Watson is required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size, and received a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level. We are responsible for the manufacture and distribution of Proquin XR. Each party bears all of its own personnel and other costs, including marketing expenses. The term of the promotion agreement is three years, subject to early termination in certain circumstances, with up to two additional one-year renewal periods at the election of Watson. We began selling Proquin XR in September 2007 and Watson began promotion in October 2007.

        In February 2009, we amended our promotion agreement with Watson related to Proquin XR. Pursuant to the amended agreement, Watson will perform a specified number of details in the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009. The agreement will terminate effective December 31, 2009, or upon notice from us to Watson prior to that date. We have no obligation to pay Watson promotion fees in 2009.

        Esprit Pharma.    In July 2005, we entered into an exclusive license and marketing agreement with Esprit pursuant to which we granted Esprit exclusive US marketing and distribution rights to Proquin XR. The agreement obligated Esprit to pay us $50 million in license fees; $30 million, which was paid in 2005, and two $10 million installments in July 2006 and in July 2007. The agreement also provided for royalty payments to us of 15 percent to 25 percent of Proquin XR net sales, based on escalating net sales, subject to minimum royalty obligations of $4.6 million in 2006, $5.0 million in 2007 and in subsequent years remains at $5.0 million, subject to annual increases in the consumer price index beginning in 2008. We also had a supply agreement with Esprit under which we provided Esprit with commercial quantities of Proquin XR.

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

  •
  Rational Drug Combinations.  We believe that the AcuForm technology may allow for rational combinations of drugs with different biological half-lives. Physicians frequently prescribe multiple drugs for treatment of a single medical condition. Single product combinations have not been considered feasible because the different biological half-lives of these combination drugs would result in an overdosage of one drug and/or an underdosage of the other. By appropriately incorporating different drugs into an AcuForm technology we believe that we can provide for the release of each incorporated drug continuously at a rate and duration (dose) appropriately adjusted for the specific biological half-lives of the drugs. We believe that future rational drug combination products using the AcuForm technology have the potential to simplify drug administration, increase patient compliance, and reduce medical costs.

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

        DM-5689 for Menopausal Hot Flashes.    If approved, DM-5689 for hot flashes will compete against HRT, such as Wyeth Pharmaceuticals' Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label. Wyeth's anti-depressant drug candidate, Pristiq, is in pre-registration for treatment of hot flashes. We are aware that Pfizer has non-exclusively licensed from the University of Rochester rights to develop a hot flash product containing pregablin under the same patent we have sublicensed exclusive rights to develop a menopausal hot flash product containing gabapentin. Accordingly, Pfizer may develop a competing hot flash product.

        DM-1796 for Neuropathic Pain.    Gabapentin is currently marketed by Pfizer as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer has developed a new product, Lyrica™ (pregabalin), which has been approved for marketing in the United States and the European Union for the treatment of postherpetic neuralgia, diabetic neuropathy, partial seizures and fibromyalgia.

        If approved, DM-1796 will compete against other neuropathic pain treatments, such as anti-depressants, other anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opiods. We are also aware of at least one company that is developing a product of gabapentin for the neuropathic pain market. To our knowledge, we are the only company currently in clinical trials with a sustained release formulation of gabapentin for the United States market.

        DM-3458 for GERD.    Any GERD product we develop will compete against the antacids, foaming agents, H2 blockers, proton pump inhibitors and prokinetics described above under "GERD Treatments; Target Market".

        DM-1992 for Parkinson's Disease.    If approved, DM-1992 will compete against Sinemet, a combination of levodopa and carbidopa product for treatment of Parkinson's disease and syndrome sold by Merck as well as generic Sinemet sold by various generic manufacturers.

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

        General.    We believe that we compete favorably in the markets described above on the basis of the safety and efficacy of our products and product candidates, and in some cases on the basis of the price of our products. However, competition in pharmaceutical products and drug delivery technologies is intense, and we expect competition to increase. There may be other companies developing products competitive with ours of which we are unaware. Competing product or technologies developed in the future may prove superior to our products or technologies, either generally or in particular market segments. These developments could make our products or technologies noncompetitive or obsolete.

        Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own products and drug delivery technologies.

PATENTS AND PROPRIETARY RIGHTS

        Our material issued United States patents and the products and product candidates they cover are as follows:

United States Patent No.	Expiration Date	Product(s) and Product Candidate(s) Covered
6,340,475	September 19, 2016	Glumetza 500mg
Proquin XR
DM-1796
DM-5689

United States Patent No.		Expiration Date	Product(s) and Product Candidate(s) Covered
6,635,280		September 19, 2016	Glumetza 500mg
Proquin XR
DM-1796
DM-5689
6,723,340		October 25, 2021	Glumetza 500mg
DM-1796
DM-5689
6,488,962		June 20, 2020	Glumetza 500mg
Glumetza 1000mg
Proquin XR
DM-1796
DM-5689
5,972,389		September 19, 2016	Proquin XR
7,438,927		February 26, 2024	DM-1796
DM-5689
6,310,098	(1)	July 21, 2020	DM-5689

1)
We have an exclusive sublicense from PharmaNova, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of menopausal hot flashes."

        Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have nineteen patent applications pending in the United States. We have also prepared and continue to prepare patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

        We are responsible for the supply and distribution of GLUMETZA, and Patheon Puerto Rico Inc. is our sole supplier for tablets of the 500mg strength of GLUMETZA. We have two qualified suppliers for the active pharmaceutical ingredient in GLUMETZA. However, we obtain the active pharmaceutical ingredient to GLUMETZA on a purchase order basis only. Biovail is our sole supplier for the 1000mg formulation of GLUMETZA.

        We are also responsible for supply and distribution of Proquin XR. For the manufacture of Proquin XR tablets, we have entered into an agreement with Patheon Puerto Rico Inc., as our sole supplier. We purchase the active ingredient for Proquin XR from Uquifa Mexico, S.A., a sole supplier to us, on a purchase order basis. We will also be responsible for the manufacture of bulk Proquin XR tablets to Madaus for the European market. We intend to purchase Proquin XR tablets from Patheon Puerto Rico, Inc. for that purpose.

        We have obtained active pharmaceutical ingredient for clinical batches of DM-5689 and DM-1796 from a contract manufacturers on a purchase order basis. We currently have no long-term supply arrangement with respect to DM-5689 and DM-1796.

        We also obtain polyethylene oxide, one of the excipients common to GLUMETZA, Proquin XR, DM-5689 and DM-1796, on a purchase order basis from Dow Chemical, a sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

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

MARKETING AND SALES

        In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company, with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. From 2006 through 2008, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

        In 2007 and 2008, our commercial organization transitioned to us the GLUMETZA marketing efforts previously undertaken by King and directed the efforts of a temporary contract sales organization. In July 2008, we entered into a promotion agreement with Santarus for GLUMETZA, and our commercial organization has transitioned the promotion and marketing efforts for GLUMETZA to Santarus, who began promotion in October 2008.

        Our sales and marketing personnel are also engaged in preparation for the eventual commercialization of DM-5689 for hot flashes, and commercial and marketing assessments of existing and potential product candidates.

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

  •
  In Phase 3, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product candidate, as required by the FDA.

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

EMPLOYEES

        As of December 31, 2008 and March 4, 2009, we had 81 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

        We submitted to the FDA a protocol for a Phase 3 registration trial for DM-1796 for a special protocol assessment, or SPA, pursuant to which we requested that the FDA assess whether the protocol is adequate to meet the scientific and regulatory requirements necessary to support marketing approval of DM-1796 for PHN. The FDA did provide us with guidance and comments on our proposed protocol, but indicated that the protocol was not eligible for an SPA under FDA requirements. Accordingly, we cannot be certain that the FDA will approve DM-1796 for PHN for marketing even if we meet the primary endpoint in our current Phase 3 trial.

        We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing. Even if these trials are successful, the approval date for the drug will not occur for at least 18 months, which means that we will not receive royalties from drug sales for a number of years, if at all.

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

We depend on Santarus for the successful commercialization of GLUMETZA in the United States.

        In July 2008, we entered into a promotion agreement with Santarus pursuant to which Santarus began promotion of GLUMETZA in the United States through its sales force beginning in the fourth quarter of 2008. Under the agreement, in exchange for promotion fees, Santarus is required to market and promote GLUMETZA to physicians in the United States, to deliver annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. Although we have retained rights to promote GLUMETZA to obstetricians/gynecologists, or ob/gyns, and to retain revenues from incremental sales generated by ob/gyns, we call upon, ob/gyns generally do not prescribe significant amounts of metformin products. In addition, we do not have any immediate plans to establish a sales force, or contract with a third party to act as our sales force, for the purpose of exercising our GLUMETZA co-promotion rights. Accordingly, the success of the commercialization of GLUMETZA will depend in large part on Santarus' marketing and promotion efforts. Factors that may affect the success of our promotion arrangement with Santarus include the following:

  •
  Santarus may acquire or develop alternative products;

  •
  Santarus may pursue higher-priority programs, or change the focus of its marketing programs;

  •
  Santarus may in the future choose to devote fewer resources to GLUMETZA;

  •
  GLUMETZA may fail to achieve greater market acceptance; and

  •
  Santarus may fail to comply with its obligations under our promotion agreement.

        Any of the preceding factors could affect Santarus' commitment to the collaboration, which, in turn, could adversely affect the commercial success of GLUMETZA. Any failure to successfully commercialize GLUMETZA could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

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

We depend on our marketing partners for the successful commercialization of products we have licensed outside the United States.

        We have licensed exclusive marketing rights to the 500mg GLUMETZA in Canada to Biovail, and in Korea to LG Life Sciences. Biovail launched the 500mg GLUMETZA in Canada in November 2005, and LG launched a 500mg product in Korea in 2006 under the trade name Novamet GR. We have also entered into a supply and distribution agreement with Rottapharm/Madaus related to the commercialization of Proquin XR in Europe. If our international commercial partners fail to successfully commercialize products we have licensed to them, our business and future revenues may be adversely affected.

Our credit facility contains operating covenants that may restrict our business and financing activities.

        We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008. We have drawn $9.4 million under the facility. The third tranche of $5.6 million was not drawn and it is no longer available to us. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations. Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

Our existing resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations.

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We have limited credit facilities and, except for our common stock purchase agreement with Azimuth Opportunity Ltd. (Azimuth), we have no other committed sources of capital. Our late stage clinical development programs will require considerable financial resources, and we may not be successful in entering into development and marketing arrangements in which a collaborative partner will pay for the costs of those programs. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available we may have to:

  •
  delay, postpone or terminate clinical trials;

  •
  significantly curtail commercialization of our marketed products or other operations; and/or

  •
  obtain funds through entering into collaboration agreements on unattractive terms.

        Some economists now believe that the United States economy, and possibly the global economy, has entered into a prolonged downturn or recession as a result of recent economic events, including the deterioration of the credit and capital markets and related financial crisis. Though the ultimate effect of these developments cannot be predicted, they may have a material adverse effect on our liquidity and financial condition and our ability to raise additional funds, whether pursuant to our existing or future financing arrangements. In addition, if these developments negatively impact the ability of our collaborative partners to develop, manufacture, promote or commercialize our products and product candidates, our revenues may suffer and our business, financial condition and results of operations could be materially and adversely affected. Similarly, any negative impact of an economic downturn or recession on our potential collaborative partners could adversely affect the terms on which collaborative partnerships may be available to us, if at all.

We are expecting operating losses in the future.

        To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2008, 2007 and 2006, we recorded total revenue of $34.8 million, $65.6 million, and $9.6 million, respectively. For the years ended December 31, 2008 and 2006 we incurred net losses of $15.3 million, and $39.7 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses in fiscal year 2009. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders' equity and working capital.

Our operating results may fluctuate and affect our stock price.

        The following factors will affect our operating results and may result in a material adverse effect on our stock price:

  •
  results of clinical trials for our product candidates;

  •
  announcements regarding development plans for our drug candidates, including DM-1796 and DM-5689;

  •
  the degree of commercial success of GLUMETZA;

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

  •
  manufacturing costs and difficulties;

  •
  third-party reimbursement policies and any government healthcare reform; and

  •
  the status of our compliance with the provisions of the Sarbanes-Oxley Act of 2002.

        As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of our DM-1796 Phase 3 trial results in July 2007, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved our favor.

Our collaborative arrangements may give rise to disputes including over commercial terms, contract interpretation and ownership of our intellectual property, which disputes and may adversely affect the commercial success of our products.

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

        Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold twelve issued United States patents, and have nineteen patent applications pending in the United States. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

        We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin. Accordingly, physicians could prescribe another manufacturer's gabapentin to treat hot flashes in menopausal women rather than DM-5689, or pharmacists could seek to fill prescriptions for DM-5689 with another manufacturer's gabapentin. Although any such "off-label" use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

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

        Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to reform or contain or reduce the cost of healthcare. Existing regulations affecting pricing may also change before many of our product candidates are approved for marketing. Cost control and other healthcare initiatives could decrease the price that we receive for any product we may develop, which could have a material adverse effect on our revenues and significantly harm our business.

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

        Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2009 sales of our products, but:

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

        Our success is dependent in large part upon the continued services of our President and Chief Executive Officer, Carl A. Pelzel, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Mr. Pelzel or any of our other executive officers that provide for their continued employment with us. Our former Chief Financial Officer retired in October 2007, and we have not yet replaced our Chief Financial Officer on a permanent basis. We may have difficulty filling open senior scientific, financial and commercial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

        We expect that these facilities will accommodate our growth for the next year. In April, 2008, the Company entered into amendments to its existing leases agreements with Menlo Business Park, LLC for the Company's premises at 1330, 1360 and 1430 O'Brien Drive, Menlo Park, California (the Lease Amendments). The Lease Amendments, effective as of March 18, 2008, extended the term of the existing leases for thirty-one months, through January 31, 2012, and provide for an option exercisable by the Company to further extend any of the lease terms for an additional five years. All other material provisions of the leases remain the same, except for the monthly base rent for the Company's premises at 1430 O'Brien Drive, which will be increased to $20,824 per month, beginning on July 1, 2009, subject to adjustment under certain conditions, in addition to operating expenses and taxes for the duration of the lease term. The monthly base rent for the Company's premises at 1330 and 1360 O'Brien Drive did not change under the Lease Amendments, and are $50,732 and $54,654 per month respectively, and subject to adjustment under certain conditions, in addition to operating expenses and taxes for the duration of the lease term. In March 2008, we subleased approximately 9,000 square feet of this space. The sublease term is through June 2009.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. IVAX

        Between January 2006 and April 2008, we were involved in legal proceedings relating to some of our intellectual property rights. In January 2006, we filed a complaint against IVAX Corporation (IVAX) in the U.S. District Court for the Northern District of California for infringement of U.S. Patent Nos. 6,340,475 and 6,635,280, both of which we own. The patents relate to our AcuForm delivery technology. The complaint alleged infringement of our patents by IVAX's extended release metformin hydrochloride tablets.

        In April 2008, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc., an affiliate of IVAX, related to the litigation. Pursuant to the settlement agreement: (a) the parties dismissed the patent litigation and released all claims associated with the litigation; (b) we received a one-time payment of $7.5 million in April 2008; (c) we granted Teva a non-exclusive license to the asserted patents (including IVAX) to continue to market its generic Glucophage® XR (metformin hydrochloride extended release tablets) product in the United States under the asserted patents; and (d) we will receive ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States. The royalty is subject to a $2.5 million aggregate cap, and through December 31, 2008, we have recognized $1.2 million in royalty revenue under this agreement.

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

        In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada. Apotex's regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail's commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex's formulation does not infringe our patents. Pursuant to the intellectual property enforcement provisions of our Canadian license agreement with Biovail for GLUMETZA, Biovail has the first right to prosecute, and pay for expenses related to, any Canadian litigation related to generic challenges to GLUMETZA. In January 2008, Biovail filed suit against Apotex in Canada in response to Apotex's regulatory filing, and we have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit. The initiation of the lawsuit automatically stays approval of Apotex's formulation for 24 months. In October 2008, the court issued a ruling requiring that Apotex present its evidence in the case by mid-January 2009, which it has done, and that Biovail present its evidence by mid-April 2009. An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

 EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

        Our executive and other officers of the company and their ages as of March 1, 2009 are as follows:

Name	Age	Position
Executive Officers:
Carl A. Pelzel	58	President and Chief Executive Officer
Tammy L. Cameron	43	Vice President, Finance
Matthew M. Gosling	38	Vice President and General Counsel
Michael Sweeney, M.D.	48	Vice President, Research & Development
Other Officers:
Kera Alexander	52	Vice President, Administration and Human Resources
Abid Rawn (1)	59	Vice President, Sales and Marketing
John N. Shell	55	Vice President, Manufacturing Technology
Thadd M. Vargas	43	Senior Vice President, Business Development

(1)
Mr. Rawn's employment with Depomed will end in July 2009. Mr. Rawn is currently providing transition services to the company while a search for his replacement is underway.

        Carl A. Pelzel has served as President and Chief Executive Officer and as a member of the board of directors since August 2007. Mr. Pelzel joined Depomed in June 2005 as Vice President, Marketing and Commercial Development and was promoted to the position of Executive Vice President and Chief Operating Officer in September 2005. Before joining Depomed, Mr. Pelzel was Senior Vice President, Global Commercial Operations at Chiron Corporation from June 2003 to September 2004. Prior to joining Chiron, Mr. Pelzel was President and Chief Executive Officer of Invenux Inc., a privately-held biopharmaceutical company from March 2001 to November 2002. Mr. Pelzel also spent 11 years with GlaxoSmithKline in senior-level sales, marketing and international operational positions, including Country Manager of Hong Kong and China. He spent 13 years with American Home Products, focused primarily on their antibiotics business. During his career, he directed the launch of five major pharmaceutical products, many on a global basis. Mr. Pelzel has a B.A. degree from Hartwick College of Oneonta, New York and a Masters degree in Natural Sciences from the University of Paris.

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

        Tammy L. Cameron has served Vice President, Finance since December 2008, after having served as Controller since July 2007. In October 2007, Ms. Cameron was named interim principal financial and accounting officer. From January 2005 to June 2007, Ms. Cameron served as the Controller of Adeza Biomedical Corporation, a publicly-traded medical device company. From 2001 to 2005, Ms. Cameron served as the Director of Finance and Administration of Timi3 Systems, a venture-backed medical device company. Prior to Timi3 Systems, Ms. Cameron served as Director of Treasury and External Reporting of KeraVision, Inc., a publicly-traded medical device company and as a member of Ernst & Young's audit practice. She is a Certified Public Accountant and holds a B.A. degree from California State University, East Bay.

        Matthew M. Gosling has served as Vice President and General Counsel since June 2006. Before joining Depomed, Mr. Gosling was a partner at Heller Ehrman LLP, a national law firm, where he served a nine-year tenure as a corporate transactional attorney. Mr. Gosling received his law degree from the University of Chicago and holds a B.A. degree from Trinity University, San Antonio, Texas.

        Abid Rawn joined Depomed as Vice President of Sales and Marketing in February 2008. Prior to Depomed, Mr. Rawn served as director of BioOncology Business Unit operations at Genentech, Inc. Prior to Genentech, he spent 18 years at GlaxoSmithKline in a variety of marketing and commercial operations positions, including general manager of Glaxo Wellcome Saudi Arabia, director of Strategic Planning and Lifecycle Management, group director of New Products Planning, and director of Marketing Planning and Development. Mr. Rawn also served in various sales and marketing positions at Bristol Myers and Eli Lilly. Mr. Rawn received B.S. degrees in Pharmacy and Zoology from the University of Wyoming.

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

        Michael Sweeney, M.D. joined Depomed as Vice President of Research and Development in December 2007. Before joining Depomed, Dr. Sweeney was Vice President of Medical Affairs at CV Therapeutics from August 2003 to September 2007. Prior to CV Therapeutics, Dr. Sweeney spent 11 years at Pfizer Pharmaceuticals in New York and the U.K. where he held a variety of senior-level medical and marketing positions, including Director of Marketing, Viagra Worldwide Team and Global Urology Medical Group Leader for Pfizer's urological products Viagra, Cardura and Detrol. Prior to Pfizer, he served as a senior clinical pharmacologist and a medical advisor at Zeneca PLC. Dr. Sweeney received his M.D. degree from Manchester University in the U.K. together with post graduate diplomas in Pharmaceutical Medicine and Pharmacoepidemiology, the latter from the University of London. He also is a Fellow of the Royal College of Physicians of Edinburgh.

        Thadd M. Vargas has served as Senior Vice President of Business Development since December 2008, after having served as the Company's Vice President of Business Development since December 2002. Before joining the company, Mr. Vargas was Vice President of Finance at Worldres.com, Inc., Director of Finance at Kosan Biosciences, Inc. and Director of Business Development at Anergen, Inc. Prior to Anergen, Mr. Vargas was a member of Ernst & Young's life sciences audit practice. Mr. Vargas holds a B.A. degree in Business Economics from the University of California at Santa Barbara.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2007 to December 31, 2008.

	High	Low
2007
First Quarter	$4.16	$3.13
Second Quarter	$5.24	$3.39
Third Quarter	$4.99	$1.69
Fourth Quarter	$3.68	$1.90
2008
First Quarter	$4.03	$2.70
Second Quarter	$3.94	$3.16
Third Quarter	$4.42	$2.95
Fourth Quarter	$3.70	$1.02

        On March 4, 2009, the closing price of our common stock was $1.77. As of March 4, 2009, there were approximately 50 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2008.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*
$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this annual report on Form 10-K and also with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	Year Ended December 31,
	2008(1)	2007(2)	2006	2005	2004
Consolidated Statement of Operations Data (in thousands):
Total revenues	$34,842	$65,582	$9,551	$4,405	$203
Total costs and expenses	51,937	18,044	51,158	30,916	26,537
Gain on litigation settlement	7,500	—	—	—	—
Gain on termination of Esprit agreements	—	5,000	—	—	—
Gain on termination of King agreement	—	29,584	—	—	—
Income (loss) from operations	(17,095)	47,538	(41,607)	(26,511)	(26,335)
Gain from extinguishment of debt	—	—	—	1,059	—
Net income (loss) before income taxes	(15,301)	49,811	(39,576)	(24,467)	(26,775)
Provision for income taxes	(1)	(592)	(83)	—	(99)
Net income (loss)	(15,302)	49,219	(39,659)	(24,467)	(26,874)
Deemed dividend on preferred stock	(541)	(685)	(665)	(842)	—
Net income (loss) applicable to common stock shareholders	(15,843)	48,534	(40,324)	(25,309)	(26,874)
Basic net income (loss) per share applicable to common stock shareholders	$(0.32)	$1.06	$(0.97)	$(0.64)	$(0.78)
Diluted net income (loss) per share applicable to common stock shareholders	$(0.32)	$1.05	$(0.97)	$(0.64)	$(0.78)
Shares used in computing basic net income (loss) per share	48,778,764	45,951,127	41,517,661	39,821,182	34,628,825
Shares used in computing diluted net income (loss) per share	48,778,764	46,353,207	41,517,661	39,821,182	34,628,825
	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$82,059	$69,523	$33,558	$59,073	$18,105
Total assets	95,084	80,645	52,617	66,414	22,869
Deferred revenue, non-current portion	33,209	20,763	57,483	51,421	494
Long-term obligations, non-current portion	5,775	—	—	—	10,281
Series A convertible preferred stock	—	12,015	12,015	12,015	12,015
Accumulated deficit	(150,194)	(134,892)	(184,111)	(144,452)	(119,985)
Total shareholders' equity (deficit)	33,153	45,520	(27,289)	6,761	8,403

(1)
Total costs and expenses, income from operations, net income before income taxes, net income, net income applicable to common stock shareholders and net income per share in 2008 include a $7.5 million gain on litigation related to our settlement with IVAX.

(2)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. We have two product candidates in Phase 3 clinical trials. In March 2008, we initiated a Phase 3 clinical trial for DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Solvay. In September and October 2008, we initiated Breeze 1 and Breeze 2, our Phase 3 clinical trials for DM-5689, an extended release formulation of gabapentin for the treatment of menopausal hot flashes. In February 2009, we completed enrollment of our Breeze 1 clinical trial. In 2009, we expect to complete enrollment of our other Phase 3 clinical trials and report top-line results for all three trials.

        We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together to women's health care providers. Our development of DM-5689, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien and Santarus, are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Our DM-1796 license and development arrangement with Solvay Pharmaceuticals is an example of this strategy. Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements. Our license and development arrangement with Covidien is an example of this strategy.

        We developed two additional products which have been approved by the FDA and are currently marketed. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. Proquin® XR (ciprofloxacin hydrochloride extended release tablets) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the footnotes to the consolidated financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities, stock-based compensation and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

        We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

        We recognize revenue from the sale of our products, and from license fees and royalties earned on license agreements and collaborative arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable.

Product Sales

        We sell GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return within a period beginning six months prior to, and ending twelve months following product expiration. We began shipping GLUMETZA product to customers in the third quarter of 2006. Prior to the third quarter of 2008, we were unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for GLUMETZA over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, we concluded that we had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, we began recognizing revenue for GLUMETZA sales as revenue at the time of shipment to our customers. Consequently, in 2008, we recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. Deferred costs related to shipments of GLUMETZA previously deferred were also recognized to cost of sales. This change resulted in a one-time $5.3 million reduction of net loss for 2008. Revenues from GLUMETZA product sales are recorded net of estimated product returns, managed care rebates, wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs, chargebacks, and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

        We obtained the rights back from Esprit to market Proquin XR product in July 2007, and began selling Proquin XR to wholesalers and retail pharmacies in October 2007. Given our limited history of selling Proquin XR, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. We have not had significant history estimating the number of patient prescriptions dispensed for Proquin XR. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. We have a deferred revenue balance of $1.7 million at December 31, 2008 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler and retail pharmacy fees and discounts and prompt payment discounts. We will recognize revenue for Proquin XR upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. Revenues from Proquin XR product sales are recorded net of estimated wholesaler and retail pharmacy fees and discounts, prompt payment discounts, chargebacks and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

Product Sales Allowances

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs and chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances and estimated rebates for GLUMETZA require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

        Beginning in the third quarter of 2008, we began recognizing GLUMETZA product sales at time title transfers to our customer, and provide for an estimate of future product returns at that time. Based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, as well as our historical returns, shipment trends, prescription trends and estimated distribution channel inventory levels, we develop an estimate of the quantity of product in the distribution channel which may be subject to product return.

        Our rebate accruals for GLUMETZA are based on definitive contractual agreements after the dispensing of the product to a medical benefit plan participant. Rebates are accrued at the time of sale, and typically are paid out several months after the sale. We estimate rebates based on current and anticipated future patient usage, the applicable contractual rebate rate amounts, and our estimates of the quantity of product in the distribution channel.

        Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations of financial position.

        A rollforward of our product sales allowances for the three years ended December, 31, 2008 is as follows:

(in thousands)	Contract Sales Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2005	$—	$—	$—	$—
Revenue Allowances:
Provision related to current period sales(2)	119	—	12	131
Recorded to balance sheet(2)	840	—	121	961
Payments and credits related to sales made in current period	(657)	—	(64)	(721)

Balance at December 31, 2006	302	—	69	371
Revenue Allowances:
Provision related to current period sales(2)	1,448	—	279	1,727
Recorded to balance sheet(2)	(333)	—	19	(314)
Payments and credits related to sales made in current period	(713)	—	(232)	(945)
Payments and credits related to sales made in prior periods	(302)	—	(69)	(371)

Balance at December 31, 2007	402	—	66	468
Revenue Allowances:
Provision related to current period sales (2)	5,010	1,583	762	7,355
Recorded to balance sheet (2)	(422)	—	(103)	(525)
Payments and credits related to sales made in current period	(2,299)	(177)	(612)	(3,088)
Payments and credits related to sales made in prior periods	(402)	—	(66)	(468)

Balance at December 31, 2008	$2,289	$1,406	$47	$3,742

(1)
Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care and Medicaid rebates, and chargebacks.

(2)
Beginning in the third quarter of 2008, we began recognizing GLUMETZA product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time. Through December 31, 2008, the Company was unable to reasonably estimate expected returns of product at the time of shipment of Proquin XR product. Accordingly, the Company currently defers recognition of revenue on product shipments of Proquin XR, and deferred recognition of revenue prior to the third quarter of 2008 on product shipments of GLUMETZA, until the earlier of when units were dispensed through patient prescriptions or expiration of the right of return. Product sales allowances related to revenue that has been deferred are recorded on the balance sheet as a reduction of the related deferred revenue, and recognized within the income statement as a reduction of product sales in the same period the related revenue is recognized.

License Revenue

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

RESULTS OF OPERATIONS

Revenues

        Total revenues are summarized in the following table (in thousands):

	2008	2007	2006
Product sales:
GLUMETZA	$30,526	$12,489	$526
Proquin XR	525	13	1,265

Total product sales	31,051	12,502	1,791
Royalties:
GLUMETZA	371	207	109
Proquin XR	—	2,500	3,931
Teva	1,211	—	—

Total royalties	1,582	2,707	4,040
License revenue:
GLUMETZA	1,930	2,359	1,542
Proquin XR	13	47,508	2,068
AcuForm technology	202	500	—

Total license revenue	2,145	50,367	3,610
Collaborative and other revenue	64	6	110

Total revenues	$34,842	$65,582	$9,551

Product sales

GLUMETZA

        As noted above under "CRITICAL ACCOUNTING POLICIES—Revenue Recognition", beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales at the time title transfers to our customer, and provide for an estimate of future product returns at that time. This resulted in a one-time increase for the year ended December 31, 2008, of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts.

        The additional increases in GLUMETZA product sales in 2008 from 2007, and in 2007 from 2006, were primarily driven by increased penetration in the metformin prescription market, and to a lesser extent, price increases effective between 2007 and 2008. We began selling GLUMETZA in the third quarter of 2006.

        In October 2007, we terminated our promotion agreement related to GLUMETZA with King Pharmaceuticals and King's promotion obligations ended in December 2007. From February 2008 through September 2008, we promoted GLUMETZA through a contract sales organization. Product sales for GLUMETZA relative to its current runrate will depend in part on the success of our promotion partner, Santarus, which commenced promotion of GLUMETZA in October 2008.

Proquin XR

        Proquin XR product sales in 2006 related to our supply agreement with Esprit in which we supplied Esprit with commercial quantities of Proquin XR. We terminated the license and supply agreements with Esprit in July 2007 and the marketing and distribution rights in the United States for Proquin XR reverted back to us.

        In October 2007, we re-launched Proquin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At December 31, 2008, we have a deferred revenue balance, which is classified as a liability on the consolidated balance sheet, of $1.7 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

        The increase in Proquin XR product sales in 2008 relates to a full year of selling Proquin XR in 2008 as compared to a partial year of selling Proquin XR in 2007.

        In February 2009, we amended our promotion agreement with Watson Pharma related to Proquin XR. Pursuant to the amended agreement, Watson will perform a specified number of details in the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009. The agreement will terminate effective December 31, 2009, or upon notice from us to Watson prior to that date. We are currently evaluating our options for the future of Proquin, which include seeking to divest Proquin XR in the United States.

Royalties

GLUMETZA

        GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG's version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

IVAX

        In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit we initiated in January 2006 against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. related to Teva's generic Glucophage XR tablets. In connection with the settlement and license agreement we may receive up to $2.5 million in future royalties on Teva's generic Glucophage XR product in the United States. For the year ended December 31, 2008, we recognized $1.2 million in royalty revenue related to this arrangement.

Proquin XR

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

License revenue

GLUMETZA

        GLUMETZA license revenue for the year ended December 31, 2008 consisted primarily of license revenue recognized from the $25.0 million license fee received from Biovail in July 2005 and from the $12.0 million upfront fee received from Santarus in July 2008. We are recognizing the $25.0 million license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA. We are recognizing the $12.0 million upfront payment from Santarus as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to promotion fees we are obligated to pay Santarus for GLUMETZA in the United States.

        We received a $0.6 million upfront license fee from LG in August 2004 and a $0.5 million milestone payment in November 2006 with respect to LG's approval to market LG's extended-release metformin product that incorporates our AcuForm technology, Novamet GR, in the Republic of Korea. These payments were originally deferred and amortized as license revenue over the estimated length of time we were obligated to provide assistance in development and manufacturing. In January 2007, we amended our agreement with LG, granted LG a license to certain of the Company's intellectual property rights to manufacture the 500mg Novamet GR in exchange for royalties on net sales of Novamet GR in Korea, and removed the provisions of the original agreement providing for the supply of 500mg Novamet GR tablets by us to LG. Under the amended agreement, we no longer have continuing performance obligations to LG, and recognized the remaining $0.9 million of previously deferred license revenue in the first quarter of 2007. As a result of this one time recognition in 2007, GLUMETZA license revenue increased in 2007 as compared to 2006, and decreased in 2008 as compared to 2007.

Proquin XR

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

AcuForm Technology

        In November 2008, we entered into a license agreement with Covidien granting Covidien worldwide rights to utilize our AcuForm technology for the exclusive development of four undisclosed products. Through November 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. The entire $5.5 million is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement.

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

Solvay

        In February 2009, we received a $25.0 million upfront payment from Solvay related to our license agreement for DM-1796 for PHN. We expect to recognize the $25.0 million upfront payment beginning in the first quarter of 2009 ratably over the development and supply obligations under the agreement. Accordingly, we expect total license revenue to increase in 2009 from 2008 levels.

Collaborative revenue

        Collaborative revenue in 2008 represents a grant received by the Michael J. Fox Foundation in relation to our DM-1992 product candidate for Parkinson's Disease. Collaborative revenue decreased in 2007 from 2006 as a result of services performed for Esprit, which were completed in 2006.

Cost of Sales

        Cost of sales consists of costs of active pharmaceutical ingredient, contract manufacturing and packaging costs, product quality testing, internal employee costs related to the manufacturing and supply process, distribution costs and shipping costs related to our product sales. Total costs of sales are summarized in the following table (in thousands):

	2008	2007	2006
Cost of sales	$5,772	$2,597	$1,601

        Cost of sales increased in 2008 over 2007 primarily as a result of an increase in GLUMETZA product sales. As noted above under "CRITICAL ACCOUNTING POLICIES—Revenue Recognition", beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales at time title transfers to our customer. This resulted in a one-time increase of approximately $1.0 million in costs of sales during the year ended December 31, 2008. Cost of sales increased in 2007 over 2006 primarily as a result of an increase in GLUMETZA product sales. The costs of manufacturing associated with deferred revenue on Proquin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Research and Development Expense

        Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Total research and development expense for the each of the three years ended December 31, 2008 were as follows (in thousands):

	2008	2007	2006
Research and development expense	$27,268	$23,337	$26,891
Dollar change from prior year	3,931	(3,554)
Percentage change from prior year	17%	(13)%

        From 2006 through 2008, the majority of our research and development expense was related to DM-1796 and DM-5689 programs. The increase in research and development expense in 2008 from 2007 was primarily due to higher clinical research organization expenses with the commencement of Breeze 1 and Breeze 2, our two Phase 3 clinical trials for DM-5689 for the treatment of menopausal hot flashes and our ongoing second Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia. The decrease in research and development expense in 2007 from 2006 was primarily due to reduced expense related to the completion of our first Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia partially offset by the commencement of a Phase 2 clinical trial for DM-5689 for the treatment of menopausal hot flashes in 2007.

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	2008	2007	2006
DM-1796	$13,636	$13,928	$23,358
DM-5689	7,463	4,114	637
Other projects	6,169	5,295	2,896

Total research and development expenses	$27,268	$23,337	$26,891

        The following table summarizes our principal product development initiatives as of March 2009. In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product candidate.

Program	Potential Indications	Development Status
DM-5689	Menopausal hot flashes	Phase 3 studies underway (Breeze 1 and Breeze 2).
DM-1796	Postherpetic neuralgia	Second Phase 3 trial underway.
DM-3458	Gastroesophageal reflux disease (GERD)	Proof of concept studies completed.
DM-1992	Parkinson's disease	Phase 1 trial ongoing.
One undisclosed compound	Confidential	Preclinical development ongoing.

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

  •
  In Phase 3, we conduct large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety, as required by the FDA. A Phase 3 trial for our average potential product may take 1 to 3 years to plan and complete.

        The most significant expenses associated with clinical development derive from Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. In March 2008, we commenced a Phase 3 trial for DM-1796 for the treatment of postherpetic neuralgia and in September 2008 and October 2008, commenced two DM-5689 trials for the treatment of menopausal hot flashes, which we expect will result in increased research and development expense in 2009.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel expenses to support our operating activities, marketing and promotion expenses associated with GLUMETZA, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows:

	2008	2007	2006
Selling, general and administrative expenses	$26,397	$26,694	$22,666
Dollar change from prior year	(297)	4,028
Percentage change from prior year	(1)%	18%

        The slight decrease in selling, general and administrative expense in 2008 from 2007 was primarily due to a decrease of $2.5 million in legal expenses primarily resulting from the resolution of our patent infringement case against IVAX in April 2008, offset by an increase of $1.7 million in GLUMETZA promotion fees in 2008 to Santarus relative to GLUMETZA promotion fees in 2007 to King.

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

        We expect that selling, general and administrative expense will be higher in 2009 from 2008 levels, primarily driven by an expected full year of GLUMETZA promotion fees for 2009 as compared to one quarter in 2008, as we were obligated to begin paying Santarus promotion fees beginning with the fourth quarter of 2008. Promotion fee expense related to the Santarus agreement was $4.7 million for the fourth quarter of 2008. Promotion fee expense related to our King agreement was $3.0 million and $2.4 million for the years ended December 31, 2007 and 2006, respectively.

Interest Income and Expense

	2008	2007	2006
Interest and other income	$2,349	$2,273	$2,031
Interest expense	(555)	—	—

Net interest income (expense)	$1,794	$2,273	$2,031

        Interest and other income slightly increased in 2008 from 2007 as a result of higher investment balances, which was partially offset by lower interest rates on our investments. Interest income increased in 2007 over 2006 due to higher investment balances in 2007.

        Interest expense in 2008 relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

Gain on Settlement with TEVA Pharmaceuticals USA, Inc.

        In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit we filed against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. The settlement agreement provided for a one-time payment to Depomed of $7.5 million, which has been classified a gain within operating income for the year ended December 31, 2008.

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

Series A Preferred Stock and Deemed Dividends

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

        In conjunction with the modification of the agreement, the Company issued a warrant to the Series A Preferred shareholder. The value of the warrant was considered in determining the value of the modified security. The warrant was convertible into shares of the Company's common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreased by approximately 4.8% per year during the conversion period, such that the number of shares of the Company's common stock issuable upon conversion of the warrant increased by approximately 5.1% per year. The conversion of the warrant could be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

        The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock could be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remained outstanding, the number of shares into which the warrant could be converted increased as the conversion price of the warrant decreased resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2008, 2007 and 2006 we recognized Series A Preferred Stock deemed dividends of approximately $0.5 million, $0.7 million and $0.7 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price.

        In October 2008, the holder of the Series A Preferred Stock and warrant exercised its warrant to acquire shares of the Company's common stock by surrendering its 18,158 shares of Series A Preferred Stock in exchange for 2,914,526 shares of the Company's common stock. The warrant was exercised in accordance with its terms and without any cash payment to the company, and together with surrender of the Series A Preferred Stock, was convertible into the Company's common stock at a conversion price of $6.23 per share on the date of exercise.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2008	2007
Cash, cash equivalents and marketable securities (in thousands)	$82,059	$69,523

        In February 2009, we received a $25.0 million upfront payment from Solvay related to our license agreement for DM-1796 for PHN.

        Since inception through December 31, 2008, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license and termination fees from collaborative and license partners, and product sales.

        In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of December 31, 2008, we have not sold any common stock to Azimuth under this common stock purchase agreement.

        In June 2008, we entered into a credit facility with GECC and Oxford. The credit facility was available in up to three tranches. The first tranche of $3.8 million was advanced to us upon the closing of the loan agreement. In July 2008, we received the second tranche of $5.6 million. The third tranche of $5.6 million was not drawn and it is no longer available to us, and GECC and Oxford waived the 2% unused line fee related to the third tranche.

        We paid interest only on the first tranche for the first six months at an interest rate of 11.59%. Thereafter, we are required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments and has an interest rate of 11.59%. As of December 31, 2008, total advances on the credit facility were $9.4 million at an interest rate of 11.59%.

        Our obligations under the loan agreement with GECC and Oxford are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property. The loan agreement contains affirmative and negative covenants with which we must comply. The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. As of December 31, 2008, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events. Upon an event of default, the principal amount of the loan may become due immediately.

        As of December 31, 2008, we have accumulated net losses of $150.2 million. We expect to continue to incur operating losses in 2009. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2010. We base this expectation on our current operating plan, which may change as a result of many factors.

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

        The inability to raise additional capital would have a material adverse effect on our company.

        The following table summarizes our cash flow activities (in thousands):

	2008	2007	2006
Cash provided by (used in) operating activities	$3,351	$14,661	$(27,700)
Cash (used in) provided by investing activities	(5,123)	(35,986)	31,764
Cash provided by financing activities	9,525	21,125	2,944

        Cash provided by operations was primarily due to an increase in deferred revenue as a result of the $12.0 million upfront payment received from Santarus and $5.5 million from Covidien during 2008 and an increase in accrued payables, which were offset by our net loss. Cash provided by operations for

2007 primarily consisted of our net income adjusted for stock-based compensation, depreciation expense and movements in working capital, including recognition of previously deferred revenue. In 2006, cash used in operating activities was primarily our net loss for the year adjusted for stock-based compensation, depreciation expense and movements in working capital.

        Cash used in investing activities in 2008 was due to a net increase in marketable securities of $5.1 million resulting from investment of upfront payments received from Santarus and Covidien, as well as the settlement payment we received from Teva. Cash used in investing activities in 2007 was due to a net increase in marketable securities of $35.8 million resulting from investment of termination fees received from King and the final license fee payment and termination fee received from Esprit. Cash provided by investing activities in 2006 was due to a $32.5 million net decrease in marketable securities partially offset by $0.8 million in purchases of laboratory and office equipment.

        Cash provided by financing activities in 2008 consisted of proceeds from our credit facility and $0.5 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash provided from financing activities in 2007 consisted of $20.0 million in proceeds from our registered direct offering of 5,300,000 shares of common stock for $3.78 per share in April 2007 and $1.2 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash provided from financing activities in 2006 consisted of $2.9 million of proceeds from exercises of stock options, warrants and purchases of common stock under our employee stock purchase plan.

Contractual Obligations

        As of December 31, 2008, our contractual obligations are shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,565	$3,250	$137	$4,952
Long-term debt (principal)	3,312	6,088	—	9,400
Long-term debt (interest portion)	936	595	—	1,531
Purchase commitments	792	—	—	792

	$6,605	$9,933	$137	$16,675

        At December 31, 2008, we had non-cancelable purchase orders and minimum purchase obligations for 2008 of approximately $0.5 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg GLUMETZA, and $0.3 million under our supply agreement with Biovail for the supply of 1000mg GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

        The contractual obligations reflected in this table exclude $3.0 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. The payments relate to various milestones for the product candidate under the sublicense agreement, including dosing of the first patient in any Phase 3 trial, submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with Santarus.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2008, our marketable securities available for sale consisted of U.S. Treasury bills, U.S. government agency debt securities, U.S. corporate debt and commercial paper securities with maturity dates of less than two years. Our investments in U.S. corporate debt and commercial paper securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. Treasury and government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

        As of December 31, 2008, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 to 2 years	Total
Principal amount	$59,781	$—	$59,781
Fair value	$59,932	$—	$59,932
Average interest rate	2.77%	—	2.77%

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2008. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page 67of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, management, including our principal executive officer and our interim principal accounting and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and interim principal accounting and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of Depomed, Inc. and our report dated March 6, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 6, 2009

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors and corporate governance matters is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2009 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2009 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.    Financial Statements

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Cash Flows
  Consolidated Statement of Shareholders' Equity (Deficit)
  Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

        Schedule II is included on page 103 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.    Exhibits:

Exhibit		Footnote	Description of Document
3.1		(1)	Amended and Restated Articles of Incorporation
3.2		(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4		(3)	Certificate of Determination of Series RP Preferred Stock of the company
3.5		(4)	Bylaws, as amended
4.11		(5)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent
10.1		(6)	1995 Stock Option Plan, as amended
10.2		(7)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan
10.3		(7)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan
10.4		(7)	Form of Exercise Notice under 1995 Stock Option Plan
10.5		(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.6		(8)	Form of Indemnification Agreement between the Company and its directors and executive officers
10.7		(9)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company
10.8		(10)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC
10.9		(10)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC
10.10		(11)	2004 Equity Incentive Plan, as amended
10.11		(12)	2004 Employee Stock Purchase Plan, as amended
10.12		(13)	Agreement, dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.
10.13		(14)	Offer Letter, dated June 14, 2005, between the Company and Carl Pelzel
10.14	+	(15)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation
10.15	+	(15)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

Exhibit		Footnote	Description of Document
10.16	+	(15)	Supply Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.17	+	(15)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.18		(16)	Description of Non-employee Director Compensation Policy, as amended
10.19		(17)	Bonus Plan of the Company, as amended
10.20		(18)	Form of Management Continuity Agreement between the Company and certain officers of the Company
10.21		(19)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling
10.22		(8)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.23		(8)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.24		(8)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.25	+	(7)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.
10.26		(20)	Common Stock Purchase Agreement dated December 11, 2006 between the Company and Azimuth Opportunity Ltd. dated December 11, 2006
10.27	+	(7)	Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation
10.28		(11)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Biovail Laboratories International SRL
10.29		(21)	Consulting Agreement dated August 24, 2007 between the Company and John W. Fara, Ph.D.
10.30		(21)	Offer Letter, dated August 24, 2007, between the Company and Carl A. Pelzel
10.31		(22)	Consulting Agreement dated October 10, 2007 between the Company and John F. Hamilton
10.32		(22)	Letter Agreement dated October 10, 2007 between the Company and John F. Hamilton
10.33	+	(23)	Termination and Assignment Agreement dated July 7, 2007 between the Company and Esprit Pharma, Inc.
10.34	+	(23)	Amended and Restated Promotion Agreement dated September 21, 2007 between the Company and Watson Pharma, Inc.
10.35		(18)	Termination and Assignment Agreement dated October 29, 2007 between the Company and King Pharmaceuticals, Inc.
10.36		(18)	Amendment to Offer Letter, dated February 18, 2008, between the Company and Carl A. Pelzel
10.37		(24)	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.
10.38	+	(12)	Settlement and License Agreement dated April 4, 2008 between the Company and Teva Pharmaceuticals USA, Inc.
10.39		(12)	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
10.40		(12)	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
10.41		(12)	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
10.42		(12)	Loan and Security Agreement dated June 27, 2008 between the Company, General Electric Capital Corporation and Oxford Finance Corporation

Exhibit		Footnote	Description of Document
10.43	+	(12)	Promotion Agreement dated July 21, 2008 between the Company and Santarus, Inc.
10.44	+	(12)	Amendment No. 1 to Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated as of August 8, 2008.
10.45	*		Exclusive License Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of November 19, 2008.
23.1			Consent of Independent Registered Public Accounting Firm
24.1			Power of Attorney (See Page 42)
31.1			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel
31.2			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Tammy L. Cameron
32.1			Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel
32.2			Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

(1)
Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)

(2)
Incorporated by reference to the Company's Form 10-K filed on March 31, 2003

(3)
Incorporated by reference to the Company's Form 10-Q filed on May 10, 2005

(4)
Incorporated by reference to the Company's Form 8-K filed on April 19, 2005

(5)
Incorporated by reference to the Company's Form 8-A filed on April 22, 2005

(6)
Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-101796) filed on December 12, 2002

(7)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2007

(8)
Incorporated by reference to the Company's Form 10-Q filed on November 9, 2006

(9)
Incorporated by reference to the Company's Form 8-K/A dated November 22, 2002 and filed on December 23, 2002

(10)
Incorporated by reference to the Company's Form 10-Q filed on August 14, 2003

(11)
Incorporated by reference to the Company's Form 10-Q filed on August 7, 2007

(12)
Incorporated by reference to the Company's Form 10-Q filed on August 8, 2008

(13)
Incorporated by reference to the Company's Form 8-K filed on December 14, 2004

(14)
Incorporated by reference to the Company's Form 8-K filed on June 17, 2005

(15)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2006

(16)
Incorporated by reference to the Company's Form 8-K filed on March 29, 2006 and the Company's Form 8-K filed on December 12, 2006

(17)
Incorporated by reference to the Company's Form 8-K filed on April 12, 2006

(18)
Incorporated by reference to the Company's Form 10-K filed on March 12, 2008

(19)
Incorporated by reference to the Company's Form 8-K filed on June 30, 2006

(20)
Incorporated by reference to the Company's Form 8-K filed on December 12, 2006

(21)
Incorporated by reference to the Company's Form 8-K filed on August 27, 2007

(22)
Incorporated by reference to the Company's Form 8-K filed on October 11, 2007

(23)
Incorporated by reference to the Company's Form 10-Q filed on November 8, 2007

(24)
Incorporated by reference to the Company's Form 10-Q filed on May 7, 2008

+
Confidential treatment granted

*
Confidential treatment requested

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 6th day of March 2009.

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

Signature

/s/ CARL A. PELZEL Carl A. Pelzel	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2009
/s/ TAMMY L. CAMERON Tammy L. Cameron	Vice President, Finance (Interim Principal Accounting and Financial Officer)	March 6, 2009
/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Chairman of the Board of Directors	March 6, 2009
/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 6, 2009
/s/ KAREN A. DAWES Karen A. Dawes	Director	March 6, 2009
/s/ JAMES A. SCHOENECK James A. Schoeneck	Director	March 6, 2009
/s/ PETER D. STAPLE Peter D. Staple	Director	March 6, 2009
/s/ JULIAN N. STERN Julian N. Stern	Director and Secretary	March 6, 2009
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	March 6, 2009

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 6, 2009

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,127	$14,374
Marketable securities	59,932	39,091
Accounts receivable	3,099	3,390
Unbilled accounts receivable	576	233
Inventories	2,849	3,263
Prepaid and other current assets	5,404	2,418

Total current assets	93,987	62,769
Marketable securities	—	16,058
Property and equipment, net	900	1,621
Other assets	197	197

	$95,084	$80,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$559	$1,134
Accrued compensation	2,601	1,558
Accrued clinical trial expense	661	322
Other accrued liabilities	9,027	3,322
Deferred product sales	1,702	6,489
Deferred license revenue	4,362	1,453
Other current liabilities	110	56
Current portion of long-term debt	3,356	—

Total current liabilities	22,378	14,334
Deferred license revenue, non-current portion	33,209	20,763
Long-term debt, net of current portion	5,775	—
Other long-term liabilities	569	28
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, zero and 18,158 shares issued and outstanding as of December 31, 2008 and 2007, with an aggregate liquidation preference of zero and $18,159, respectively	—	12,015
Common stock, no par value, 100,000,000 shares authorized; 51,171,377 and 47,865,529 shares issued and outstanding at December 31, 2008 and 2007, respectively	183,196	168,287
Accumulated deficit	(150,194)	(134,892)
Accumulated other comprehensive gain	151	110

Total shareholders' equity	33,153	45,520

	$95,084	$80,645

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales	$31,051	$12,502	$1,791
Royalties	1,582	2,707	4,040
License revenue	2,145	50,367	3,610
Collaborative and other revenue	64	6	110

Total revenues	34,842	65,582	9,551
Costs and expenses:
Cost of sales	5,772	2,597	1,601
Research and development	27,268	23,337	26,891
Selling, general and administrative	26,397	26,694	22,666
Gain on termination of King agreement	—	(29,584)	—
Gain on termination of Esprit Pharma agreement	—	(5,000)	—
Gain on litigation settlement	(7,500)	—	—

Total costs and expenses	51,937	18,044	51,158

Income (loss) from operations	(17,095)	47,538	(41,607)
Other income (expenses):
Interest and other income	2,349	2,273	2,031
Interest expense	(555)	—	—

Total other income (expenses)	1,794	2,273	2,031

Net income (loss) before income taxes	(15,301)	49,811	(39,576)
Provision for income taxes	(1)	(592)	(83)

Net income (loss)	(15,302)	49,219	(39,659)
Deemed dividend on preferred stock	(541)	(685)	(665)

Net income (loss) applicable to common stock shareholders	$(15,843)	$48,534	$(40,324)

Basic net income (loss) applicable to common stock shareholders per share	$(0.32)	$1.06	$(0.97)

Diluted net income (loss) applicable to common stock shareholders per share	$(0.32)	$1.05	$(0.97)

Shares used in computing basic net income (loss) per share	48,778,764	45,951,127	41,517,661

Shares used in computing diluted net income (loss) per share	48,778,764	46,353,207	41,517,661

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock
					Deferred Stock-Based Compensation	Accumulated Deficit		Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at Dec. 31, 2005	17,543	$12,015	40,689,369	$139,641	$(337)	$(144,452)	$(106)	$6,761
Change in classification upon adoption of FAS 123R	—	—	—	(337)	337	—	—	—
Issuance of common stock upon exercise of options	—	—	228,006	476	—	—	—	476
Issuance of common stock upon exercise of warrants	—	—	980,813	2,042	—	—	—	2,042
Issuance of common stock under employee stock purchase plan	—	—	131,223	426	—	—	—	426
Stock-based compensation	—	—	—	2,572	—	—	—	2,572
Issuance of preferred stock	615	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(39,659)	—	(39,659)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	93	93

Comprehensive loss								(39,566)

Balances at Dec. 31, 2006	18,158	12,015	42,029,411	144,820	—	(184,111)	(13)	(27,289)
Issuance of common stock, net of issuance costs	—	—	5,300,000	19,966	—	—	—	19,966
Issuance of common stock upon exercise of options	—	—	268,554	778	—	—	—	778
Issuance of common stock upon exercise of warrants	—	—	27,988	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	136,731	382	—	—	—	382
Issuance of common stock to employees	—	—	100,000	364	—	—	—	364
Issuance of common stock to consultants for services	—	—	2,845	10	—	—	—	10
Stock-based compensation	—	—	—	1,967	—	—	—	1,967
Comprehensive income:
Net income	—	—	—	—	—	49,219	—	49,219
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	123	123

Comprehensive income								49,342

Balances at Dec. 31, 2007	18,158	12,015	47,865,529	168,287	—	(134,892)	110	45,520
Surrender of preferred stock and exercise of related warrants	(18,158)	(12,015)	2,914,526	12,015	—	—	—	—
Issuance of common stock upon exercise of options	—	—	30,614	80	—	—	—	80
Issuance of common stock upon exercise of warrants	—	—	160,476	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	200,232	362	—	—	—	362
Stock-based compensation	—	—	—	2,452	—	—	—	2,452
Comprehensive loss:
Net loss	—	—	—	—	—	(15,302)	—	(15,302)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	41	41

Comprehensive loss								(15,261)

Balances at Dec. 31, 2008	—	$—	51,171,377	$183,196	$—	$(150,194)	$151	$33,153

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$(15,302)	$49,219	$(39,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,148	865	1,380
Employee and director stock-based compensation	2,369	2,235	2,558
Stock-based compensation issued to consultants	83	106	14
Changes in assets and liabilities:
Accounts receivable	(51)	5,459	(7,125)
Inventories	415	1,220	(3,582)
Other current assets	(2,987)	338	(1,648)
Other assets	—	—	32
Accounts payable and other accrued liabilities	6,064	(6,318)	8,670
Accrued compensation	1,044	(260)	(172)
Deferred revenue	10,568	(38,203)	11,832

Net cash (used in) provided by operating activities	3,351	14,661	(27,700)

Investing Activities
Purchase of property and equipment	(257)	(156)	(774)
Purchases of marketable securities	(101,607)	(67,476)	(20,072)
Maturities of marketable securities	85,582	28,655	48,810
Sales of marketable securities	11,159	2,991	3,800

Net cash provided by (used in) investing activities	(5,123)	(35,986)	31,764

Financing Activities
Proceeds from debt issuance	9,400	—	—
Debt issuance costs	(316)	—	—
Proceeds from issuance of common stock	441	21,125	2,944

Net cash provided by financing activities	9,525	21,125	2,944

Net (decrease) increase in cash and cash equivalents	7,753	(200)	7,008
Cash and cash equivalents at beginning of year	14,374	14,574	7,566

Cash and cash equivalents at end of year	$22,127	$14,374	$14,574

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$409	$—	$—

Taxes	$631	$5	$83

See accompanying notes to Consolidated Financial Statements.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. The Company's most advanced product candidates in development are DM-1796 and DM-5689 (both formerly referred to as Gabapentin GR), extended release forms of gabapentin. The Company has initiated two Phase 3 trials with respect to DM-5689 for the treatment of menopausal hot flashes. The Company has also initiated a second Phase 3 clinical trial with respect to DM-1796 for the treatment of postherpetic neuralgia (PHN). In addition, the Company has other product candidates in earlier stages of development.

        The Company has developed two commercial products. GLUMETZA® (metformin hydrochloride extended release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. (Santarus). Proquin XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections that the Company jointly commercializes in the United States with Watson Pharmaceuticals, Inc. (Watson).

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Product Sales:

  •
  GLUMETZA®: The Company sells GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. The Company began shipping GLUMETZA product to customers in the third quarter of 2006. Prior to the third quarter of 2008, the Company was unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for GLUMETZA over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, the Company concluded it had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, the Company began recognizing revenue for GLUMETZA sales at the time of shipment to its customers. Consequently, in 2008, the Company recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, chargebacks and prompt payment discounts. This change resulted in a one-time $5.3 million reduction to net loss and decreased net loss per share by $0.11 for the year ended December 31, 2008.

  •
  Proquin®XR: The Company sells Proquin XR product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. Given the Company's limited history of selling Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.7 million at December 31, 2008 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

  •
  Product Sales Allowances—The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The Company's product sales allowances include:

    •
    Managed Care Rebates—The Company offers rebates under contracts with certain managed care customers. The Company establishes an accrual equal to its estimates of future managed care rebates attributable to sales and recognizes the estimated rebates as a reduction of revenue in the same period the related revenue is recognized. The Company estimates its managed care rebates based on the terms of each agreement, estimated levels of inventory in the distribution channel, and historical and expected future utilization of our product by the managed care organization.

    •
    Product Returns—The Company estimates product returns on sales of GLUMETZA. The Company allows customers to return product that is within six months before and up to one year after its product expiration date. The shelf life of the 500mg GLUMETZA is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg GLUMETZA product shipped by the Company was 36 months. 1000mg GLUMETZA tablets, which became available in June 2008, currently have a shelf life of 24 months from the date of tablet manufacture. The Company estimates GLUMETZA product returns based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, trends in historical returns, shipments and prescriptions and estimated channel inventory levels.

    •
    Wholesaler and Retail Pharmacy Discounts—The Company offers discounts to certain wholesale distributors and retail pharmacies based on contractually determined rates. The Company accrues the discount on shipment to the respective wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

    •
    Prompt Pay Discounts—The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company's experience, the Company expects its customers to comply with the payment terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

    •
    Medicaid Rebates—The Company participates in Medicaid rebate programs, which provide assistance to certain eligible low-income patients based on each individual state's guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      of our product sold to Medicaid recipients, estimated levels of inventory in the distribution channel, and third-party market data regarding prescription payor information.

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

  •
  Royalties—Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectability is reasonably assured.

    In April 2008, the Company entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) in which the Company is entitled to receive royalties from Teva on sales by Teva or its affiliates of generic Glucophage®XR in the United States, subject to a $2.5 million aggregate cap. The royalties are calculated as a percentage of sales by Teva of generic Glucophage XR in the United States, as reported by a third-party market research company. The Company accrues royalties from Teva each quarter based on Teva's sales of generic Glucophage XR reported by the third-party market research company for that quarter. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the settlement and license agreement.

    Royalties received under the Company's agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they are not estimable.

    The Company recognized royalties under its license agreement with Esprit based on Esprit's sales of Proquin XR, net of any estimated returns, discounts, rebates and chargebacks, subject to minimum annual royalties. The license agreement with Esprit was terminated in July 2007. See Note 2 of the Notes to Consolidated Financial Statements for additional information with respect to this termination agreement.

  •
  License Revenue—Revenue from license arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company's remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. License fee payments received in excess of amounts earned are classified as deferred revenue until earned. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the Company's license agreements.

Stock-Based Compensation

        Effective January 1, 2006, Depomed implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. FAS 123(R) is a revision of Statement of Financial Accounting Standards No. 123, Accounting for

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (FAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). FAS 123(R) requires companies to recognize the cost of employee and director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the statement of operations. Using the modified prospective transition method of FAS 123(R), Depomed began recognizing fair-value compensation expense for stock-based awards, including stock options granted and purchase rights issued under its employee purchase plan after January 1, 2006. Compensation expense for stock-based awards granted prior to implementation that were unvested and outstanding as of January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under FAS 123. The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Depomed estimates forfeitures based on historical experience.

        On adoption of FAS 123(R), the Company concluded that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term and estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method in SAB 107. SAB 107 allowed for use of the simplified method to estimate expected term through December 31, 2007. In December 2007, the SEC issued SAB 110, which extended the ability for companies to utilize the simplified method beyond December 31, 2007 under limited circumstances. At January 1, 2008, the Company concluded again that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of the Company's limited exercise history and also elected to no longer utilize the simplified method. For options granted after January 1, 2008, the Company has estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. The expected term used for options granted after January 1, 2008 is 5.04 years. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding Depomed's stock-based compensation expense

Research and Development Expense and Accruals

        Research and development expenses include related salaries, contractor fees, clinical trial costs, facilities costs, depreciation costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Shipping and Handling Costs

        Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the consolidated statements of operations.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2008, 2007 and 2006 were $1.8 million, $2.2 million and $1.3 million, respectively. At December 31, 2008, the Company had approximately $0.9 million in prepaid samples classified within prepaid expenses and other current assets.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS No. 130, Reporting Comprehensive Income, requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in shareholders' equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 has been reflected in the Consolidated Statements of Shareholders' Equity (Deficit).

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. government and financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline. Realized gains or losses have been insignificant and are included in "interest and other income" in the consolidated statement of operations.

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

	2008	2007	2006
Weighted-average shares—basic	48,778,764	45,951,127	41,517,611
Effect of dilutive securities:
Stock options	—	246,334	—
Warrants	—	155,746	—

Weighted-average shares—diluted	48,778,764	46,353,207	41,517,611

        For the years ended December 31, 2008, 2007 and 2006, 5.6 million, 7.0 million and 8.4 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

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

Concentration of Risk

        The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in low risk debt securities of the U.S. Treasury, U.S. government sponsored agencies and very highly rated banks and corporations. The Company is exposed to credit risk in the event by default by the institutions holding the cash equivalents and available-for sale securities to the extent recorded on the balance sheet.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company is subject to credit risk from its accounts receivable related to product sales. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 36%, 35% and 19% of GLUMETZA and Proquin XR shipments for the year ended December 31, 2008. These three customers individually comprised 30%, 42% and 19%, respectively, of GLUMETZA and Proquin XR accounts receivable as of December 31, 2008. Three wholesale distributors represented 36%, 35% and 21% of GLUMETZA and Proquin XR shipments for the year ended December 31, 2007. These three customers individually comprised 38%, 46% and 11%, respectively, of GLUMETZA and Proquin XR accounts receivable as of December 31, 2007. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that all of its past due accounts receivable are collectible. Accounts receivable balances related to product sales were $2.5 million and $3.2 million for the years ended December 31, 2008 and 2007, respectively.

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

        In February 2008, the FASB issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities, and is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of FAS 157 for non-financial assets and non-financial liabilities to have a material effect on its consolidated financial statements.

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

Solvay Pharmaceuticals, Inc.

        In November 2008, the Company entered into an Exclusive License Agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 for pain indications in the United States, Canada and Mexico for pain indications. The agreement became effective in January 2009, upon clearance of the transaction under Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

        Pursuant to the agreement, Solvay paid the Company a $25 million upfront fee in February 2009. The Company is also eligible to receive milestone payments for acceptance and FDA approval of the New Drug Application for DM-1796 for PHN, and sales milestone payments upon reaching certain

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

sales milestones. Solvay will pay Depomed royalties of 14 to 20 percent of net product sales, depending on the level of product sales.

        The Company will remain responsible for completion of the ongoing Phase 3 clinical trial for DM-1796 in PHN, and will be responsible for certain other regulatory support activities through NDA approval. Solvay will be responsible for NDA filing and has the option to develop DM-1796 in further pain indications other than PHN. If Solvay elects to develop DM-1796 in fibromyalgia, the Company has a right of first negotiation for co-promote rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

        The Company will be responsible for the manufacture of DM-1796 for up to four years from the effective date of the License Agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay within 180 days after the effective date of the License Agreement. The License Agreement will expire with the last to expire of the Company's patents covering the Product, subject to early termination in certain circumstances.

        As the agreement was not effective until January 2009, the Company recognized no revenue under the arrangement for the year ended December 31, 2008.

Covidien Ltd.

        In November 2008, the Company entered into a license agreement with Covidien Ltd. (Covidien) granting Covidien worldwide rights to utilize our AcuForm technology for the exclusive development of four undisclosed products. Through November 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also receive certain developmental milestone payments, if achieved, and are also entitled to receive royalties on sales of the products.

        The entire $5.5 million upfront payment is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement. For the year ended December 31, 2008, the Company recognized $0.2 million in license revenue under the agreement.

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

        Santarus began promotion of GLUMETZA in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company will continue to record revenue from the sales of GLUMETZA product and, beginning in October 2008, will pay Santarus a promotion fee ranging from 75% to 80% of the gross margin earned from net sales of GLUMETZA product in the United States. For the year ended December 31, 2008,

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

the Company recognized $4.7 million in promotion fee expense under the agreement, which is classified within selling, general and administrative expense.

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

        The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to promotion fees it is obligated to pay Santarus. For the year ended December 31, 2008, the Company recognized $0.4 million in license revenue related to the amortization of the upfront payment.

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

        The Company also receives ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which is calculated as a percentage of sales, as reported by a third-party market research company. The royalty is subject to a $2.5 million aggregate cap. For the year ended December 31, 2008, the company recognized $1.2 in royalty revenue related to this arrangement.

King Pharmaceuticals, Inc.

        In June 2006, the Company entered into a promotion agreement with King Pharmaceuticals, Inc. (King), pursuant to which King was granted the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King was required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for King's promotion of GLUMETZA, the Company was required to pay King a promotion fee equal to fifty percent of gross margin, which was defined in the agreement as sales of GLUMETZA, net of actual returns, estimated discounts, estimated rebates and estimated chargebacks, minus cost of goods sold and certain adjustments, including the one percent royalty due to Biovail Laboratories International with respect to sales of the 500mg GLUMETZA tablet in the United States. The Company recognized zero, $3.0 million and $2.4 million in promotion fee expense for the years ended December 31, 2008, 2007 and 2006, respectively, under the agreement, which has been classified in selling, general and administrative expense.

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

        As a result of termination of the license and supply agreements with Esprit, the Company no longer has continuing obligations to Esprit. Accordingly, all deferred revenue related to license fees previously received from Esprit was fully recognized as revenue in July 2007, resulting in recognition of approximately $36.1 million of license revenue. In addition, the final $10.0 million payment received in July 2007 was fully recognized as license revenue on receipt, resulting in total recognition of $46.1 million of license revenue in 2007. The royalty payment of $2.5 million was recognized as royalty revenue and the $5.0 million termination fee has been classified as a gain within operating income 2007.

        In total, the Company recognized zero, $47.5 million and $2.1 million of license revenue related to these upfront fees for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized a total of zero, $2.5 million, and $3.9 million of royalty revenue under the agreements for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized zero, zero, and $1.3 million of product revenue related to the supply of Proquin XR to Esprit for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        In October 2005, the Company delivered a notice of breach to Biovail and subsequently filed suit in respect of its license agreement with Biovail, related to the failure of Biovail to make the first commercial sale of the 500mg strength GLUMETZA within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Biovail and entered into an amended license agreement whereby the Company granted to Biovail an exclusive license in Canada to manufacture and market the 500mg formulation of GLUMETZA and the Company established its right to manufacture and market the 500mg GLUMETZA in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until November 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of the 500mg GLUMETZA in the United States and to use Biovail as the Company's sole supplier of the 1000mg GLUMETZA. The Company recognized $1.5 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2008, 2007 and 2006, respectively.

        Under the agreement, Biovail is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg GLUMETZA and one percent on Canadian net sales of the 1000mg GLUMETZA. In July 2007, the royalty percentage increased to ten percent on Canadian net sales of the 500mg GLUMETZA, and returned to six percent in January 2008, on FDA approval of the 1000mg formulation of GLUMETZA in the United States. The Company recognized royalty revenue under the agreement of $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company is obligated to pay Biovail royalties of one percent on net sales of the 500mg GLUMETZA in the United States. The Company recognized royalty expense under the agreement of $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        As part of the same settlement, Biovail granted the Company an exclusive license to market the 1000mg GLUMETZA in the United States. The Company is obligated to purchase the 1000mg GLUMETZA exclusively from Biovail, subject to back-up manufacturing rights in the Company's favor. If the Company exercises its back-up rights, compensation to Biovail will change from a supply-based arrangement to royalties of six percent on net sales of the 1000mg GLUMETZA. The Company began selling the 1000mg GLUMETZA in the United States in June 2008.

Technology License

        In February 2007, the Company entered into a license and development agreement with Biovail granting Biovail an option to license the AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products. Biovail did not exercise its options under the agreement, and in August 2008, the option to license the AcuForm drug delivery technology to develop and commercialize up to two pharmaceutical products expired.

        Pursuant to the agreement, Biovail paid the Company an upfront fee of $0.5 million in February 2007, and the $0.5 million upfront license fee was recognized as license revenue in the first quarter of 2007.

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

        The Company recognized zero, $0.9 million, and $0.1 million of license revenue related to the agreements for the years for the years ended December 31, 2008, 2007 and 2006, respectively.

Watson Pharmaceuticals, Inc.

        In July 2007, the Company entered into a promotion agreement with Watson granting Watson a co-exclusive right to promote Proquin XR to the urology specialty and to long-term care facilities in the

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

United States. In September 2007, the agreement was amended to also grant Watson a co-exclusive right to promote Proquin XR to the obstetrics/gynecology (ob/gyn) specialty. The Company re-launched Proquin XR in September 2007 and Watson commenced promotion in October 2007.

        Watson was required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size and received a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level. The term of the promotion agreement was three years, with up to two additional one-year renewal periods at the election of Watson, and subject to early termination under certain circumstances.

        In February 2009, the Company and Watson further amended the promotion agreement, pursuant to which Watson will perform a specified number of details in the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009. The promotion agreement will terminate effective December 31, 2009, or upon notice from the Company to Watson prior to that date. The Company has no obligation to pay Watson promotion fees in 2009.

        The Company recognized promotion fee expense under the agreement of $0.1 million and zero for the years ended December 31, 2008 and 2007, respectively.

Rottapharm/Madaus S.r.l.

        In November 2005, the Company entered into a distribution and supply agreement for Proquin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l (Madaus), that was acquired by Rottapharm (Rottapharm/Madaus) in June 2007. Under the terms of the agreement, the Company granted an exclusive right to Madaus for the commercialization of Proquin XR in Europe and agreed to supply Madaus with commercial quantities of Proquin XR tablets in bulk form. Madaus will pay the Company at a pre-specified percent of Madaus' wholesale ex-factory price, net of packaging costs. In January 2006, Madaus paid the Company a $0.2 million license fee. In March 2006, Madaus filed a Marketing Authorization Application (MAA) for Proquin XR with the Medical Products Agency in Sweden, and received approval in July 2008. The Company has recognized approximately $13,000, zero and zero in license revenue under the agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

        In August 2008, Rottapharm/Madaus paid the Company an advance payment of $0.3 million for future product supply. As the Company has not begun supplying Rottapharm/Madaus, no revenue has been recognized on this advance payment and the balance is included in deferred revenue.

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

        The Company paid PharmaNova an upfront license fee of $0.5 million and paid an additional $0.5 million upon dosing of the first patient in the Company's Phase 3 trials for the product. The

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

Company is required to pay PharmaNova $1.0 million upon submission to the FDA of a New Drug Application for the product, and $2.0 million upon FDA approval of an NDA. The agreement also provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. The Company also paid PharmaNova consultancy fees of $0.3 million over a ten month period beginning in November 2006. The Company has recognized $0.5 million, $0.2 million and $0.6 million of research and development expense under the agreement for the years ended December 31, 2008, 2007 and 2006, respectively. The $0.5 million upfront license fee paid upon signing of the agreement was recognized as research and development expense in 2006.

Patheon, Inc.

        In August 2006, Depomed entered into a collaboration agreement with Patheon, Inc. (Patheon) related to the Company's proprietary AcuForm drug delivery technology. Under the agreement, Depomed granted Patheon access to the Company's AcuForm drug delivery technology for the purpose of formulating, developing and improving pharmaceutical products outside of our own internal programs for Patheon's clients and collaborative partners. A joint committee with representatives from Depomed and Patheon will review compounds prior to initiating work to ensure there are no conflicts with our own internal programs. Patheon will assume primary responsibility for initial feasibility work with technical assistance from us. For product candidates that advance beyond feasibility, Depomed, Patheon and any third party will negotiate a license agreement, and Depomed and Patheon would share any license fees, milestone payments and royalties. To date, no product candidates have advanced beyond feasibility under the agreement.

Supernus Pharmaceuticals, Inc.

        In September 2006, Depomed entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging the Company's AcuForm drug delivery technology. The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. The feasibility phase of the collaboration was completed in April 2008 and both parties have elected not to continue to develop the product candidate. The Company recognized $0.2 million, $0.7 million and $0.1 million of research and development expense under the agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES

        Securities classified as available-for-sale as of December 31, 2008 and 2007 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$20,155	$—	$—	$20,155
Total maturing within 1 year and included in marketable securities:
Commercial paper	2,984	7		2,991
U.S. corporate debt securities	7,648	5	(6)	7,647
U.S. government agency debt securities	18,893	92		18,985
U.S. Treasury securities	30,256	53		30,309
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	—	—	—	—

Total available-for-sale	$79,936	$157	$(6)	$80,087

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$12,537	$—	$—	$12,537
Total maturing within 1 year and included in marketable securities:
Commercial paper	1,194	—	—	1,195
U.S. corporate debt securities	33,866	36	(1)	33,900
U.S. government agency debt securities	3,977	19	—	3,996
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	11,502	39	(1)	11,540
U.S. government agency debt securities	4,500	18	—	4,518

Total available-for-sale	$67,576	$112	$(2)	$67,686

        At December 31, 2008, the Company had two securities in an unrealized loss position.

        The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$—	$—	$—	$—	$—	$—
U.S. corporate debt securities	4,048	(6)	—	—	4,048	(6)
U.S. government agency debt securities	—	—	—	—	—	—
U.S. treasury securities	—	—	—	—	—	—

Total available-for-sale	$4,048	$(6)	$—	$—	$4,048	$(6)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company's securities. Based on the Company's review of these securities, including the assessment of the duration and severity of the related unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of December 31, 2008.

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

        The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations or cash flows. In accordance with FAS 157, the following table represents the

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$20,155	$—	$—	$20,155
Commercial paper	—	2,991	—	2,991
U.S. corporate debt securities	—	7,647	—	7,647
U.S. government agency debt securities	—	18,985	—	18,985
U.S. treasury securities	—	30,309	—	30,309

Total	$20,155	$59,932	$—	$80,087

NOTE 4. INVENTORIES

        Inventories relate to the manufacture of the Company's GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Raw materials	$266	$837
Work-in-process	127	419
Finished goods	2,392	1,184
Deferred costs	64	823

Total	$2,849	$3,263

        Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Furniture and office equipment	$991	$1,430
Laboratory equipment	4,301	4,388
Leasehold improvements	3,049	2,973
Construction in progress	41	—

	8,382	8,791
Less accumulated depreciation	(7,482)	(7,170)

Property and equipment, net	$900	$1,621

        There was no property and equipment included under capitalized leases as of December 31, 2008 or December 31, 2007. Depreciation expense was $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Deferred revenue, current portion:
Deferred product sales	$1,702	$6,489
Deferred license revenue	4,362	1,453

	6,064	7,942
Deferred license revenue, non-current portion	33,209	20,763

Total deferred revenue	$39,273	$28,705

        Deferred product sales as of December 31, 2008 relate to Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy. Deferred product sales as of December 31, 2007 relate to the Company's GLUMETZA and Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy. Beginning in the third quarter of 2008, the Company began recognizing revenue for GLUMETZA sales at the time of shipment to its customers. Consequently, in 2008, the Company recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, chargebacks and prompt payment discounts (See Note 1 to the Notes to Consolidated Financial Statements for further information).

        Deferred license revenue relates to upfront payments received by the Company under license and marketing agreements with its partners. At December 31, 2008, deferred license revenue consisted primarily of upfront license fee payments received from Biovail, Santarus and Covidien.

        In December 2004, the Company received a $25.0 million license fee payment under its agreements with Biovail. The $25.0 million license fee is being recognized as revenue ratably until November 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of GLUMETZA in the United States and to use Biovail as the Company's sole supplier of the 1000mg of GLUMETZA, should the 1000mg obtain approval in the United States.

        In July 2008, the Company received a $12.0 million upfront payment under its promotion agreement with Santarus. The Company is recognizing the $12.0 million upfront payment ratably until November 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to promotion fees it is obligated to pay Santarus.

        In November 2008, the Company received a $5.5 million in upfront payment under its license agreement with Covidien. The Company is recognizing the $5.5 million upfront payment as revenue ratably until November 2011, which represents the estimated length of time the Company's formulation development obligations exist under the agreement.

        At December 31, 2007, deferred license revenue consisted primarily of upfront license fee payments received from Biovail.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. LONG-TERM DEBT

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

        The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%. Thereafter, the Company will be required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of the debt issuance costs, was $0.6 million for the year ended December 31, 2008.

        As of December 31, 2008, the outstanding balance under the facility was $9.4 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
2009	$3,312	$936
2010	3,845	512
2011	2,243	82

Total	$9,400	$1,530

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

        The obligations of the Company under the loan agreement are secured by interests in all of the Company's personal property, and proceeds from any intellectual property, but not by the Company's intellectual property.

        The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of December 31, 2008.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its facilities under non-cancelable operating leases that expire in January 2012 with options to extend the lease terms for an additional five years. The leases are subject to annual

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)

increases on the anniversary of the commencement dates. Rent expense was $1.2 million, $1.2 million and $1.2 million years ended December 31, 2008, 2007 and 2006, respectively.

        As of December 31, 2008 future minimum payments under operating leases for facilities and equipment were as follows (in thousands):

2009	$1,565
2010	1,614
2011	1,636
2012	137

Total	$4,952

Manufacturing Agreements

        The Company has entered into a manufacturing arrangement with MOVA Pharmaceuticals (MOVA), a subsidiary of Patheon, Inc. pursuant to which MOVA will manufacture commercial quantities of GLUMETZA and Proquin XR for the Company. The Company also has a supply agreement with Biovail in which Biovail provides the Company with commercial quantities of the 1000mg GLUMETZA. As of December 31, 2008 the Company has non-cancelable purchase orders and minimum purchase obligations for 2009 totaling approximately $0.8 million under these arrangements.

NOTE 9. STOCK-BASED COMPENSATION

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

        As described in Note 1 of the Notes to Consolidated Financial Statements, the Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. In 2006 and 2007, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method in SAB 107. In 2008, the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION (Continued)

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Employee and Director Stock Options
Risk-free interest rate	1.61-3.02%	3.42-5.09%	4.44-5.23%
Dividend yield	None	None	None
Expected option term (in years)	5.04	5.25-6.06	5.25-6.06
Expected stock price volatility	58.2-64.4%	53.2-63.9%	53.8-62.2%

        The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Employee Stock Purchase Plan
Risk-free interest rate	0.44-2.51%	2.90-4.98%	4.52-5.06%
Dividend yield	None	None	None
Expected option term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected stock price volatility	65.8-114.2%	59.6-83.6%	33.5-56.1%

        The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options, stock awards and the Company's employee stock purchase program (ESPP) in the Company's consolidated statements of operations (in thousands):

	2008	2007	2006
Cost of sales	$23	$24	$12
Research and development expense	718	695	976
Selling, general and administrative expense	1,711	1,622	1,584

Total	$2,452	$2,341	$2,572

        The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $1.62, $1.62 and $3.50, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2008, 2007 and 2006 were $1.05, $1.57 and $1.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $0.2 million and $0.5 million, respectively. The total fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 were $2.4 million, $1.6 million and $2.3 million, respectively. At December 31, 2008, Depomed had $4.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 1.8 years. Cash received from stock option exercises was $0.1 million, $0.8 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION (Continued)

Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2008. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

        The following table summarizes the activity for the three years ended December 31, 2008 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2005	3,405,554	$4.22
Options exercised	(220,445)	1.99
Options forfeited	(92,203)	5.80
Options expired	(40,254)	6.03

Options outstanding at December 31, 2006	3,052,652	$4.31
Options exercised	(266,949)	2.89
Options forfeited	(990,316)	5.13
Options expired	(251,767)	3.82

Options outstanding at December 31, 2007	1,543,620	$4.12
Options exercised	(21,905)	2.51
Options forfeited	—	—
Options expired	(143,578)	7.42

Options outstanding at December 31, 2008	1,378,137	$3.80
Options exercisable and expected to become exercisable at December 31, 2008	1,378,137	$3.80
Options exercisable at December 31, 2008	1,378,137	$3.80

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION (Continued)

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	2.70	$—
Options exercisable and expected to become exercisable at December 31, 2008	2.70	$—
Options exercisable at December 31, 2008	2.70	$—

        Information regarding the stock options outstanding at December 31, 2008 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.71	309,363	3.98	$1.71	309,363	$1.71
$1.95—$3.40	314,334	1.48	2.82	314,334	2.82
$3.50—$4.30	394,250	1.97	4.03	394,250	4.03
$4.44—$6.76	339,200	3.58	6.12	339,200	6.12
$7.32	20,990	1.40	7.32	20,990	7.32

	1,378,137	2.70	$3.80	1,378,137	$3.80

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at December 31, 2008 was 6,750,000 shares, of which 2,394,095 were available for future issuance.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the activity for the three years ended December 31, 2008 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2005	966,410	$5.18
Options granted at fair market value	1,284,250	5.75
Options exercised	(7,561)	5.09
Options forfeited	(100,156)	6.04

Options outstanding at December 31, 2006	2,142,943	$5.49
Options granted at fair market value	2,445,185	2.81
Options exercised	(1,605)	3.84
Options forfeited	(1,083,359)	4.82

Options outstanding at December 31, 2007	3,503,164	$3.82
Options granted at fair market value	917,071	3.08
Options exercised	(8,709)	2.87
Options forfeited	(189,371)	4.16

Options outstanding at December 31, 2008	4,222,155	$3.65
Options exercisable and expected to become exercisable at December 31, 2008	4,048,082	$3.67
Options exercisable at December 31, 2008	2,173,795	$4.09

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	8.15	$18
Options exercisable and expected to become exercisable at December 31, 2008	8.13	$17
Options exercisable at December 31, 2008	7.63	$—

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2008 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.49—$1.64	244,000	9.90	$1.58	—	$—
$1.98	1,045,800	8.65	1.98	541,365	1.98
$2.05—$3.31	870,766	8.51	3.10	404,534	3.14
$3.38—$4.37	939,969	8.35	3.93	368,366	4.08
$4.40—$7.79	1,121,620	6.86	5.85	859,530	5.86

	4,222,155	8.15	$3.65	2,173,795	$4.09

NOTE 10. SHAREHOLDERS' EQUITY

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

        Prior to December 2004, the amounts calculated as Series A Preferred stock dividends were accounted for as an adjustment to the conversion price following EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue No. 98-5). As a result of the modifications to the preferred stock agreement in December 2004, the Company determined that a "significant modification" of the agreement had been made, and, therefore, a new "commitment date" for accounting purposes had been established on December 10, 2004. The Company measured the difference between the carrying value of the preferred stock and the fair value of the modified preferred stock pursuant to EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock and determined that the fair value of the modified security was less than the carrying value of the security prior to the modification. The Company also evaluated the effective conversion rate, after considering the reset rate of $7.50 per share in addition to the common stock issuable upon conversion of the unpaid, accumulated dividends. The fair value of the underlying common stock on December 10, 2004 was $5.06 per share. The Company determined that the conversion rate, after including the effect of the unpaid dividends, did not result in a beneficial conversion feature, which could have had the effect

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SHAREHOLDERS' EQUITY (Continued)

of also providing a deemed dividend to the preferred shareholder. However, an anti-dilution provision of the Series A Preferred Stock was triggered by the Company's January 2005 financing, which adjusted the conversion price of the Series A Preferred Stock to $7.12. As a result of the adjusted conversion price and an increase in the amount of common stock issuable upon conversion of the Series A Preferred Stock due to additional accumulated dividends, the Series A Preferred Stock now contained a "beneficial conversion feature" subject to recognition pursuant to Issue No. 98-5.

        In conjunction with the modification of the agreement, the Company issued a warrant to the Series A Preferred shareholder. The value of the warrant was considered in determining the value of the modified security. The warrant was convertible into shares of the Company's common stock during the period between January 2006 and January 2009. The conversion price of the warrant initially was $7.12, which was equal to the Series A Preferred Stock conversion price in effect as of January 20, 2006. The conversion price of the warrant decreased by approximately 4.8% per year during the conversion period, such that the number of shares of the Company's common stock issuable upon conversion of the warrant increased by approximately 5.1% per year. The conversion of the warrant could be satisfied only by surrender of the outstanding shares of Series A Preferred Stock.

        The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock could be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remained outstanding, the number of shares into which the warrant could be converted increased as the conversion price of the warrant decreased resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2008, 2007 and 2006 the Company recognized Series A Preferred Stock deemed dividends of approximately $0.5 million, $0.7 million and $0.7 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price.

        In October 2008, the holder of the Series A Preferred Stock and warrant exercised its warrant to acquire shares of the Company's common stock by surrendering its 18,158 shares of Series A Preferred Stock in exchange for 2,914,526 shares of the Company's common stock. The warrant was exercised in accordance with its terms and without any cash payment to the company, and together with surrender of the Series A Preferred Stock, was convertible into the Company's common stock at a conversion price of $6.23 per share on the date of exercise.

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2008 was 1,000,000, of which 381,723 shares were available for future issuance.

        In 2008, the Company sold 200,232 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $1.81 with proceeds of approximately $0.4 million. In 2007, the Company sold 136,731 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $2.79 with proceeds of approximately $0.4 million.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SHAREHOLDERS' EQUITY (Continued)

Warrant and Option Exercises

        During 2008 and 2007, the Company issued 160,476 and 27,988 shares of common stock, respectively, to warrant holders subject to a cashless exercise feature of the exercised warrants. As of December 31, 2008, the Company has no warrants outstanding.

        Employees and consultants exercised options to purchase 30,614 shares of the Company's common stock with net proceeds to the Company of approximately $0.1 million during the year ended December 31, 2008. Employees and consultants exercised options to purchase 268,554 shares of the Company's common stock with net proceeds to the Company of approximately $0.8 million during the year ended December 31, 2007.

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

Equity Line of Credit

        In December 2006, the Company entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase up to the lesser of (a) $30,000,000 of the Company's common stock, or (b) 8,399,654 shares of common stock, which was equal to the number of shares that is one less than 20% of the issued and outstanding shares of the Company's common stock as of December 11, 2006. The term of the original agreement was 24 months. In August 2008, the agreement was amended and the agreement was extended an additional 24 months until December 2010. From time to time over the term of the purchase agreement, and at the Company's discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of its common stock, subject to certain limits and so long as specified conditions are met. The shares of common stock will be sold at a discount ranging from 3.8% to 6.4%, which varies based on a threshold price set by the Company. Upon each sale of the Company's common stock to Azimuth under the agreement, the Company has also agreed to pay Reedland Capital Partners a placement fee equal to 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase the Company's common

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SHAREHOLDERS' EQUITY (Continued)

stock when the price of the Company's common stock is below $2 per share. As of December 31, 2008, the Company has not sold any shares under this common stock purchase agreement.

NOTE 11. RELATED PARTY TRANSACTIONS

Retirement of John W. Fara, Ph.D.

        In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company. Dr. Fara continued to serve as a member of the Company's Board of Directors until May 2008. The Company entered into a consulting agreement with Dr. Fara in August 2007, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company paid Dr. Fara $20,833 per month for his consulting services and reimbursed Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the years ended December 31, 2008 and 2007, the Company incurred expense of approximately $250,000 and $90,000, respectively, associated with this consulting agreement.

        During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the years ended December 31, 2008 and 2007, the Company recognized approximately $74,000 and $67,000, respectively, in stock compensation expense associated with these awards.

        In the event of a change in control of the Company, as defined by the Company's 2004 Equity Incentive Plan, all of Dr. Fara's unvested options will fully vest.

Retirement of John F. Hamilton

        In October 2007, John F. Hamilton retired from his position as Vice President, Finance and Chief Financial Officer of the Company. The Company entered into a letter agreement with Mr. Hamilton, pursuant to which the Company made a $190,000 lump sum payment to Mr. Hamilton. Options to purchase the Company's common stock held by Mr. Hamilton on retirement were cancelled in October 2007 and were exchanged for 100,000 fully vested shares of common stock pursuant to the Company's 2004 Equity Incentive Plan.

        The Company treated the issuance of fully vested shares of common stock in exchange for the cancellation of Mr. Hamilton's options as a modification of the terms of the cancelled options for accounting purposes. The Company recognized approximately $364,000 of stock-based compensation expense related to this transaction in 2007, which represented the remaining unrecognized compensation costs associated with Mr. Hamilton's cancelled options on the date of settlement.

        The Company also entered into a consulting agreement with Mr. Hamilton, and paid Mr. Hamilton $25,667 per month for his consulting services from October 10, 2007 through October 10, 2008. For the years ended December 31, 2008 and 2007, the Company incurred expense of approximately $248,000 and $64,000, respectively, associated with this consulting agreement.

NOTE 12. REDUCTION IN FORCE

        In September 2007, the Company reduced its workforce by 25 employees, or approximately 25% of its full-time staff, to conserve cash and align its workforce with its anticipated staffing needs. The total

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. REDUCTION IN FORCE (Continued)

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

NOTE 13. INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(5)	$470	$—
State	1	118	—
Foreign	5	4	83

	1	592	83

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$1	$592	$83

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Tax at federal statutory rate	$(5,202)	$16,936	$(13,457)
State tax, net of federal benefit	1	118	—
Foreign tax	5	4	83
Net operating losses	4,687	(17,364)	12,674
Federal—AMT	—	470	—
Other	510	428	783

	$1	$592	$83

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

        The Company's tax provision for the year ended December 31, 2008 is due to foreign taxes withheld on license revenue related to the Company's agreement with LG by the Republic of Korea offset by a refund of prior year federal taxes and current year miscellaneous state income tax. No provisions for federal income taxes have been recorded for the years ended December 31, 2008 and 2006 due to operating losses. For the year ended December 31, 2007, federal and state income tax provisions were based on the Company's alternative minimum tax, as the Company utilized net operating loss carryforwards. The Company's tax provision for the year ended December 31, 2006 is solely due to foreign taxes withheld on license revenue related to the Company's agreement with LG by the Republic of Korea.

        As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $89.0 million, which expire in the years 2021 through 2028 and federal research and development tax credits of approximately $4.6 million which expire in the years 2011 through 2028. Net operating loss carryforwards for state income tax purposes were approximately $67.0 million, which expire in the years 2013 through 2028 and state research and development tax credits were approximately $4.6 million which have no expiration date. The Company has federal and state alternative minimum tax credit carryforwards of $0.5 million and $0.1 million, respectively, which have no expiration date. Additionally, the Company has foreign tax credit carryforwards of $0.2 million, which begin to expire in 2014.

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

        Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$33,600	$33,100
Tax carryforwards	6,100	6,300
In-process research and development	2,700	3,100
Capitalized research expenses	1,100	1,500
Deferred revenue	8,900	11,500
Other, net	2,900	1,200

Total deferred tax assets	55,300	56,700
Valuation allowance for deferred tax assets	(55,300)	(56,700)

Deferred tax assets, net	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

allowance. The valuation allowance decreased by $1.4 million and $19.3 million during the years ended December 31, 2008 and 2007, respectively, and increased by $16.1 million during the year ended December 31, 2006.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1995 through 2008 have not been examined and the applicable statutes of limitation have not expire with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

        The following table summarizes the activity related to our unrecognized tax benefits for the 2 years ended December 31, 2008 (in thousands):

Unrecognized tax benefits—January 1, 2007	$2,306
Gross increases—prior year tax positions	—
Gross increases—current year tax positions	586
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2007	$2,892
Gross decreases—prior year tax positions	(384)
Gross increases—current year tax positions	286
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2008	$2,794

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 14. SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following tables set forth certain consolidated statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2007 through the quarter ended December 31, 2008 (in thousands). This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SUMMARIZED QUARTERLY DATA (UNAUDITED) (Continued)

representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$5,226	$5,519	$13,011	$7,295
Total revenues	5,701	6,315	14,111	8,715
Gross margin on product sales	4,017	4,557	10,615	6,090
Gain on litigation settlement	—	(7,500)	—	—
Income (loss) from operations	(8,084)	2,932	(533)	(11,409)
Net income (loss)	(7,281)	3,480	(271)	(11,229)
Net income (loss) applicable to common stock shareholders	(7,456)	3,300	(454)	(11,232)
Basic net income (loss) per share	$(0.16)	$0.07	$(0.01)	$(0.22)
Diluted net income (loss) per share	$(0.16)	$0.07	$(0.01)	$(0.22)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$1,332	$2,502	$3,832	$4,836
Total revenues	3,829	3,608	52,860	5,285
Gross margin on product sales	1,026	1,933	3,108	3,838
Gain on termination of King agreement	—	—	—	(29,584)
Gain on termination of Esprit agreements	—	—	(5,000)
Income (loss) from operations	(11,276)	(9,413)	43,929	24,297
Net income (loss)	(10,866)	(8,960)	44,319	24,726
Net income (loss) applicable to common stock shareholders	(11,033)	(9,130)	44,145	24,552
Basic net income (loss) per share	$(0.26)	$(0.20)	$0.93	$0.51
Diluted net income (loss) per share	$(0.26)	$(0.20)	$0.92	$0.51

NOTE 15. SUBSEQUENT EVENTS

Solvay License Agreement

        In January 2009, the license agreement with Solvay became effective after clearance of the transaction under the HSR Antitrust Improvements Act of 1976. Pursuant to the agreement, Solvay paid the Company a $25.0 million upfront fee in February 2009.

Watson Promotion Agreement

        In February 2009, the Company and Watson amended the promotion agreement between the parties, pursuant to which Watson will perform a specified number of details in the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009. The promotion agreement will terminate effective December 31, 2009, or upon notice from the Company to Watson prior to that date. The Company has no obligation to pay Watson promotion fees in 2009.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2008	$468	$7,355	$(525)	$(3,556)	$3,742
Year ended December 31, 2007	371	1,727	(314)	(1,316)	468
Year ended December 31, 2006	—	131	961	(721)	371

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.