Form 10-Q
period 2009-06-30
DEPOMED INC
filed 2009-08-07
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 6th, 2009 was 51,609,307.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,153	$22,127
Marketable securities	59,659	59,932
Accounts receivable	4,154	3,099
Unbilled accounts receivable	564	576
Inventories	2,366	2,849
Prepaid and other current assets	1,979	5,404
Total current assets	76,875	93,987
Marketable securities	16,169	—
Property and equipment, net	666	900
Other assets	197	197
	$93,907	$95,084
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865	$559
Accrued compensation	1,559	2,601
Accrued clinical trial expense	1,098	661
Other accrued liabilities	8,229	9,027
Deferred product sales	1,618	1,702
Deferred license revenue	10,684	4,362
Other current liabilities	132	110
Current portion of long-term debt	3,528	3,356
Total current liabilities	27,713	22,378
Deferred license revenue, non-current portion	46,648	33,209
Long-term debt, non-current portion	4,099	5,775
Other long-term liabilities	542	569
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued, and zero shares outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, no par value, 100,000,000 shares authorized; 51,352,266 and 51,171,377 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	184,747	183,196
Accumulated deficit	(169,964)	(150,194)
Accumulated other comprehensive gain	122	151
Total shareholders’ equity	14,905	33,153
	$93,907	$95,084

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$8,408	$5,519	$15,248	$10,745
Royalties	529	433	993	545
License revenue	2,671	363	5,239	727
Total revenues	11,608	6,315	21,480	12,017

Costs and expenses:
Cost of sales	1,229	962	2,261	2,171
Research and development	10,024	4,680	20,045	10,750
Selling, general and administrative	9,945	5,241	18,947	11,748
Gain on litigation settlement	—	(7,500)	—	(7,500)
Total costs and expenses	21,198	3,383	41,253	17,169

Income (loss) from operations	(9,590)	2,932	(19,773)	(5,152)

Other income (expense):
Interest and other income	236	553	550	1,356
Interest expense	(263)	(5)	(548)	(5)
Total other income (expense)	(27)	548	2	1,351

Net income (loss) before income taxes	(9,617)	3,480	(19,771)	(3,801)

Provision for income taxes	2	—	1	—

Net income (loss)	(9,615)	3,480	(19,770)	(3,801)

Deemed dividend on preferred stock	—	(180)	—	(355)

Net income (loss) applicable to common stock shareholders	$(9,615)	$3,300	$(19,770)	$(4,156)

Basic net income (loss) applicable to common stock shareholders per common share	$(0.19)	$0.07	$(0.39)	$(0.09)
Diluted net income (loss) applicable to common stock shareholders per common share	$(0.19)	$0.07	$(0.39)	$(0.09)

Shares used in computing basic net income (loss) per common share	51,263,620	48,041,855	51,235,735	47,954,052
Shares used in computing diluted net income (loss) per common share	51,263,620	48,405,333	51,235,735	47,954,052

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(19,770)	$(3,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	520	631
Employee and director stock-based compensation	1,332	1,135
Stock-based compensation related to consultants	21	87
Changes in assets and liabilities:
Accounts receivable	(1,044)	(264)
Inventories	483	(284)
Prepaid and other current assets	3,425	(1,079)
Accounts payable and other accrued liabilities	(58)	124
Accrued compensation	(1,043)	(192)
Deferred revenue	19,677	1,913
Net cash provided by (used in) operating activities	3,543	(1,730)

Investing Activities
Purchases of property and equipment	(170)	(147)
Purchases of marketable securities	(81,810)	(23,206)
Maturities of marketable securities	55,812	44,757
Sales of marketable securities	10,008	11,159
Net cash (used in) provided by investing activities	(16,160)	32,563

Financing Activities
Proceeds from long-term debt	—	3,800
Principal payments on long-term debt	(1,554)	—
Debt issuance costs	—	(288)
Proceeds from issuance of common stock	197	215
Net cash (used in) provided by financing activities	(1,357)	3,727

Net (decrease) increase in cash and cash equivalents	(13,974)	34,560
Cash and cash equivalents at beginning of period	22,127	14,374
Cash and cash equivalents at end of period	$8,153	$48,934

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2009 are not necessarily indicative of results to be expected for the entire year ending December 31, 2009 or future operating periods.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned, and on payments received and services performed under contractual arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if applicable criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

•                  Product Sales:

•                  GLUMETZA®: The Company began selling GLUMETZA® (metformin hydrochloride extended release tablets) in August 2006 to wholesalers and retail pharmacies that is subject to rights of return six months before expiration and up to twelve months after product expiration. Beginning in the third quarter of 2008, the Company began recognizing revenue for GLUMETZA sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers.  Prior to the third quarter of 2008, the Company was unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the actual shipment trends, prescription trends and product returns history for GLUMETZA and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, the Company concluded it had the information needed to reasonably estimate product returns beginning in the third quarter of 2008.

•                  Proquin®XR: The Company sells Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies that is subject to rights of return six months before expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.6 million at June 30, 2009 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•                  Product Sales Allowances — The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Managed Care Rebates — The Company offers rebates under contracts with certain managed care customers. The Company establishes an accrual equal to its estimates of future managed care rebates attributable to sales and recognizes the estimated rebates as a reduction of revenue in the same period the related revenue is recognized. The Company estimates its managed care rebates based on the terms of each agreement, estimated levels of inventory in the distribution channel, and historical and expected future utilization of product by the managed care organization.

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

•                  Medicaid Rebates — The Company participates in Medicaid rebate programs, which provide assistance to certain eligible low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages of product sold to Medicaid recipients and estimated levels of inventory in the distribution channel.

•                  Chargebacks — The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs.  These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.  The Company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Recently Issued Accounting Standards

In April 2009, the FASB issued Statement of Financial Position (FSP FAS) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and is effective for the Company beginning July 1, 2009.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. During the quarter ended June 30, 2009, the Company adopted FAS 157-4. The adoption of FAS 157-4 did not have a material effect on its financial statements.

In April 2009, the FASB issued Statement of Financial Position (FSP FAS) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and is effective for the Company beginning July 1, 2009. FSP FAS 115-2 and 124-2 amend the other-than-temporary impairment guidance in US GAAP for the debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities. During the quarter ended June 30, 2009, the Company adopted FSP FAS 115-2 and 124-2. The adoption of FSP FAS 115-2 and 124-2 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. FAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. During the quarter ended June 30, 2009, the Company adopted FAS 165. The adoption of FAS 165 did not have a significant impact on the Company’s condensed financial statements or related footnotes. See Note 12 of the Notes to Condensed Financial Statements for further information on the Company’s subsequent events.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of FAS 168 is not expected to have any substantive impact on the Company’s financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as available-for-sale as of June 30, 2009 and December 31, 2008 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$2,388	$—	$—	$2,388
Total maturing within 1 year and included in marketable securities:
Commercial paper	10,193	2	(5)	10,190
U.S. corporate debt securities	11,929	25	(35)	11,919
U.S. government agency debt securities	36,942	23	—	36,965
U.S. Treasury securities	3,080	3	—	3,083
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	7,062	64	(2)	7,124
U.S. government agency debt securities	8,999	47	—	9,046
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$80,593	$164	$(42)	$80,715

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$20,155	$—	$—	$20,155
Total maturing within 1 year and included in marketable securities:
Commercial paper	2,984	7	—	2,991
U.S. corporate debt securities	7,648	5	(6)	7,647
U.S. government agency debt securities	18,893	92	—	18,985
U.S. Treasury securities	30,256	53	—	30,309
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$79,936	$157	$(6)	$80,087

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations. As of June 30, 2009, the individual contractual period for all available-for-sale debt securities is less than two years.

At June 30, 2009, the Company had eight securities in an unrealized loss position.The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$2,993	$(5)	$—	$—	$2,993	$(5)
U.S. corporate debt securities	11,624	(37)	—	—	11,624	(37)
Total available-for-sale	$14,617	$(42)	$—	$—	$14,617	$(42)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2009.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The adoption of FAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$2,388	$—	$—	$2,388
Commercial paper	—	10,190	—	10,190
U.S. corporate debt securities	—	19,043	—	19,043
U.S. government agency debt securities	—	46,011	—	46,011
U.S. treasury securities	—	3,083	—	3,083
Total	$2,388	$78,327	$—	$80,715

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

There are no financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31,2008.

NOTE 3.  NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants are determined under the treasury stock method. Shares used in the computation of net income (loss) per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted-average shares - basic	51,263,620	48,041,855	51,235,735	47,954,052
Effect of dilutive securities:
Stock options	—	357,476	—	—
Warrants	—	6,002	—	—
Weighted-average shares - diluted	51,263,620	48,405,333	51,235,735	47,954,052

For the three and six months ended June 30, 2009, approximately 6.6 million common stock equivalent shares are not included because their effect is anti-dilutive. For the three and six months ended June 30, 2008, approximately 6.5 million and 8.4 million common stock equivalent shares are not included because their effect is anti-dilutive.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pursuant to the agreement, Solvay Pharmaceuticals paid the Company a $25.0 million upfront fee in February 2009. The Company is also eligible to receive milestone payments for acceptance and FDA approval of the New Drug Application for DM-1796 for post-herpetic neuralgia (PHN), and sales milestone payments upon reaching certain sales milestones. Solvay will pay the Company royalties of 14 to 20 percent of net product sales, depending on the level of product sales.

The Company will remain responsible for completion of the ongoing Phase 3 clinical trial for DM-1796 in PHN, which was completely enrolled in June 2009, and will be responsible for certain other regulatory support activities through NDA approval. Solvay will be responsible for the NDA filing and has the option to develop DM-1796 in further pain indications other than PHN. If Solvay elects to develop DM-1796 in fibromyalgia, the Company has a right of first negotiation for co-promote rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

The license agreement will expire with the last to expire of the Company’s patents covering DM-1796, subject to early termination in certain circumstances.

The Company will be responsible for the manufacture of DM-1796 for up to four years from the effective date of the license agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay by the end of 2009.

The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company’s development and supply obligations under the agreement which is estimated to be through January 2013. For the three and six months ended June, 2009, the Company recognized $1.5 million and $3.0 million, respectively, in license revenue under the arrangement. The remaining deferred revenue balance is $22.0 million as of June 30, 2009.

Covidien, Ltd.

In November 2008, the Company entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company’s Acuform® technology for the exclusive development of four products containing acetaminophen in combination with opiates. Through November 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also receive certain developmental milestone payments, if achieved, and is also entitled to receive royalties on sales of the products.

The entire $5.5 million in upfront payments is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement. For the three and six months ended June 30, 2009, the Company recognized $0.5 million and $0.9 million respectively in license revenue under the agreement. The remaining deferred revenue balance is $4.4 million as of June 30, 2009.

Santarus, Inc.

In July 2008, the Company entered into a promotion agreement with Santarus, Inc. (Santarus) granting Santarus exclusive rights to promote GLUMETZA in the United States. Santarus paid the Company a $12.0 million upfront fee, and based on the achievement of specified levels of annual GLUMETZA net product sales, Santarus may be required to pay the Company additional one-time sales milestones totaling up to $16 million.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Santarus began promotion of GLUMETZA in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company continues to record revenue from the sales of GLUMETZA product, and starting in October 2008, began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of GLUMETZA product in the United States. The promotion fee will be reduced to 75% of gross margin beginning in the third quarter of 2010. For the three and six months ended June 30, 2009, the Company recognized $5.6 million and $10.2 million, respectively, in promotion fee expense under the agreement, which is classified within selling, general and administrative expense.

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

The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company’s obligations exist under the arrangement for promotion fees it is obligated to pay Santarus.  For the three and six months ended June 30, 2009, the Company recognized $0.2 million and $0.5 million respectively in license revenue related to the amortization of the upfront payment. The remaining deferred revenue balance is $11.1 million as of June 30, 2009.

Watson Pharma, Inc.

In February 2009, the Company and Watson Pharma, Inc. (Watson) amended the promotion agreement between the parties, pursuant to which Watson performed a specified number of physician details during the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009.  The promotion agreement will terminate effective December 31, 2009, or upon notice from the Company to Watson prior to that date.  The Company has no obligation to pay Watson promotion fees in 2009, or thereafter.

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

The Company also receives ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which is calculated as a percentage of sales, as reported by a third-party market research company.  The royalty is subject to a $2.5 million aggregate cap.  For the three and six months ended June 30, 2009, the Company recognized $0.5 and $0.9 million in royalty revenue related to this arrangement, respectively.  As of June 30, 2009, a cumulative total of $2.1 million in royalties has been recognized to date, with $0.4 million remaining under the aggregate cap.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company is required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2009, the outstanding balance under the facility was $7.8 million, and the unamortized portion of the debt issuance costs was $0.2 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
Less than 1 year (July 2009 — June 2010)	$3,626	$731
1-2 years (July 2010 — June 2011)	4,075	282
More than 2 years (July 2011 and thereafter)	145	1
Total	$7,846	$1,014

The Company has the right to voluntarily prepay debt outstanding under the facility, in full or in part. Upon any voluntary prepayment of any of the tranches, the Company will be required to pay the lenders, a prepayment premium equal to: (i) 5% on such prepayment amount, if such prepayment is made within 14 months after the closing date, (ii) 4% on such prepayment amount, if such prepayment is made more than 14 months after the closing date but within 29 months after the closing date, and (ii) 3% on such prepayment amount, if such prepayment is made more than 29 months after the closing date, but on or before the maturity date of the respective tranche.

The obligations of the Company under the loan agreement are secured by interests in all of the Company’s personal property, and proceeds from any intellectual property, but not by the Company’s intellectual property.

The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of June 30, 2009.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized under FAS 123(R) for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of sales	$7	$5	$16	$10
Research and development expense	228	181	436	382
Selling, general and administrative expense	424	415	901	830
Total	$659	$601	$1,353	$1,222

At June 30, 2009, the Company had $3.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 1.9 years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(9,615)	$3,480	$(19,770)	$(3,801)
Unrealized gain (loss) on available-for-sale securities	37	(73)	(29)	(39)
Total comprehensive income (loss)	$(9,578)	$3,407	$(19,799)	$(3,840)

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$169	$266
Work-in-process	—	127
Finished goods	2,134	2,392
Deferred costs	63	64
Total	$2,366	$2,849

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2009, employees and consultants exercised options to purchase 3,001 and 16,334 shares of the Company’s common stock with net proceeds to the Company of approximately $6,000 and $32,000.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan

In May 2009, the Company sold 134,555 shares under the ESPP. The shares were purchased at a weighted average purchase price of $1.22 per share with proceeds of approximately $0.2 million.

NOTE 10.  RELATED PARTY TRANSACTIONS

John W. Fara, Ph.D.

In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company. Dr. Fara continued to serve as a member of the Company’s Board of Directors until May 2008. The Company entered into a consulting agreement with Dr. Fara, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company paid Dr. Fara $20,833 per month for his consulting services and reimbursed Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the three and six months ended June 30, 2009, the Company did not incur any expenses for consulting services.

During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the three and six months ended June 30, 2009, the Company recognized approximately $7,500 and $12,000 in stock compensation expense associated with these awards. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, all of Dr. Fara’s unvested options will fully vest.

NOTE 11. INCOME TAXES

As of December 31, 2008 and June 30, 2009, the Company had $2.8 million and $2.9 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

NOTE 12. SUBSEQUENT EVENTS

We evaluated our subsequent events through August 7, 2009 when the financial statements were issued.

Merck & Co., Inc.

In July 2009, the Company entered into a non-exclusive license agreement with Merck & Co., Inc. (Merck) granting Merck a license to certain patents related to the Company’s metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain Depomed patents directed to metformin extended release technology.  In exchange, the Company will receive a $10.0 million upfront fee in the third quarter of 2009. The Company is also eligible to receive a milestone payment upon filing of the New Drug Application for the therapeutic candidate, as well as modest royalties on any net product sales for an agreed-upon period.  Merck will also be granted a right of reference to the New Drug Application covering the Company’s GLUMETZA product in Merck’s regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. The Company has no development obligations under the agreement.

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

•                  our need for, and ability to raise additional capital;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  We have two product candidates in Phase 3 clinical trials.  In March 2008, we initiated a Phase 3 clinical trial for DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Solvay. In June 2009, we completed enrollment in our DM-1796 Phase 3 clinical trial. In September and October 2008, we initiated Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, an extended release formulation of gabapentin for the treatment of menopausal hot flashes.  In February 2009, we completed enrollment of our Breeze 1 trial, and in March 2009 we completed enrollment in our Breeze 2 trial for Serada. We expect to report results of all three Phase 3 trials early in the fourth quarter of 2009.

We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways.  First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together to women’s health care providers.  Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. and Santarus, Inc., are examples of this aspect of our business strategy.  Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts.  Our DM-1796 license and development arrangement with Solvay Pharmaceuticals is an example of this strategy.  Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner’s product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements.  Our license and development arrangement with Covidien, Ltd. and our license agreement with Merck & Co., Inc. are examples of this strategy.

We have developed two products which have been approved by the FDA and are currently marketed. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections that we commercialize in the United States with Watson Pharma.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

SeradaTM	Menopausal hot flashes	Phase 3 studies underway (Breeze 1 and Breeze 2).

DM-1796	Postherpetic neuralgia	Second Phase 3 study underway. Licensed by Solvay in the United States, Mexico and Canada.

DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.

DM-1992	Parkinson’s disease	Phase 1 study completed.

Marketed Products

Product	Indication	Status

GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea. Co-promoted in the United States with Santarus. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Our intellectual property position includes twelve issued patents and fifteen patent applications pending in the United States.

Significant Developments for the Quarter Ended June 30, 2009.

•                  In June 2009, we completed enrollment of our Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia.

•                  In May 2009, Shay Weisbrich was appointed as our Vice President, Marketing.

•                  Revenue for the three months ended June 30, 2009 was $11.6 million, compared to $6.3 million for the three months ended June 30, 2008.

•                  Operating expenses for the three months ended June 30, 2009 were $20.0 million, compared to $2.4 million for the three months ended June 30, 2008. Operating expenses for the three months ended June 30, 2008 included a one-time gain of $7.5 million on litigation related to the IVAX settlement, which had the effect of reducing operating expenses for the quarter.

•                  Cash, cash equivalents and marketable securities were $84.0 million as of June 30, 2009, compared to $82.1 million as of December 31, 2008.

RECENT PRODUCT DEVELOPMENTS AND TRANSACTIONS

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

We will be responsible for the manufacture of DM-1796 for up to four years from the effective date of the License Agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay by the end of 2009. The License Agreement will expire with the last to expire of our patents covering DM-1796, subject to early termination in certain circumstances.

Phase 3 Registration Program.   In March 2008, we initiated dosing of the first patient in a second Phase 3 clinical trial for DM-1796 for PHN.  The study is a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients.  Patients in the study are randomized into two treatment arms:  placebo, or 1800mg of DM-1796 dosed once daily. The study is being conducted at sites in the United States, Russia and Argentina. In June 2009, the study was fully enrolled.

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

DM-1992 for Parkinson’s Disease

In July 2008, The Michael J. Fox Foundation awarded the Company a preclinical development grant to support the DM-1992 program. DM-1992 is our investigative novel gastric retentive extended-release formulation of levodopa/carbidopa.  In January 2009, we initiated a Phase 1 pharmacokinetic study in Parkinson’s patients designed to provide us with insight into our formulation strategy for the DM-1992 program.  In August 2009, we completed the study.  In the study, DM-1992 extended coverage above levodopa’s efficacious threshold and extended the time to peak levodopa concentration relative to currently available sustained release levodopa/carbidopa formulations.  One of our formulations tested in the study extended the median time at which levodopa blood levels fell below the efficacious threshold of 300 ng/mL to approximately nine hours, compared to approximately seven hours for the generic version of Sinemet CR tested in the study.  The time to median peak levodopa blood levels in the study was extended to four hours, compared to 2.8 hours for the comparator.  DM-1992 was well tolerated in the study.

The Phase I trial in DM-1992 was a randomized, open-label crossover study that enrolled 18 patients with stable Parkinson’s disease at two leading neurology centers in Russia.  The objective of the study was to compare the pharmacokinetics of two distinct formulations of DM-1992 and a generic version of Sinemet CR sustained-release levodopa/carbidopa, as well as the safety and tolerability of the formulations.  Patients in the trial received a single dose of each of the three treatments being studied.  A dose of the first treatment was administered at the beginning of the study, followed by a dose of a second treatment after 7 to 14 days, and a dose of the third treatment after another 7 to 14 days.  Blood samples were drawn during the 24 hour period following administration of each treatment.  Patients remained on any anti-Parkinson’s therapy other than levodopa/carbidopa during the trial.

Merck & Co., Inc.

In July 2009, we entered into a non-exclusive license agreement with Merck & Co., Inc. granting Merck a license to certain patents related to our metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

Under terms of the agreement, Merck will receive a non-exclusive license as well as other rights to certain our patents directed to metformin extended release technology. In exchange, we will receive a $10.0 million upfront fee in the third quarter of 2009. We are also eligible to receive a milestone payment upon filing of the New Drug Application for the therapeutic candidate, as well as modest royalties on any net product sales for an agreed-upon period.  Merck will also be granted a right of reference to the New Drug Application covering our GLUMETZA product in Merck’s regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. We have no development obligations under the agreement.

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

We are currently seeking to divest Proquin XR in the United States.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product sales:
GLUMETZA	$8,245	$5,405	$14,888	$10,571
Proquin XR	163	114	360	174
Total product sales	8,408	5,519	15,248	10,745

Royalties:
GLUMETZA	65	72	101	184
Teva	464	361	892	361
Total royalties	529	433	993	545

License revenue:
DM-1796	1,561	—	3,038	—
GLUMETZA	626	363	1,252	727
AcuForm technology	458	—	916	—
Proquin XR	26	—	33	—
Total license revenue	2,671	363	5,239	727

Total revenues	$11,608	$6,315	$21,480	$12,017

Product sales

GLUMETZA. The increase in GLUMETZA product sales in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is primarily attributable to price increases of the 500mg GLUMETZA, the introduction of the 1000mg GLUMETZA in June 2008 and the promotional efforts of Santarus.

Beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales when title transfers to our customer, which is at the time our customer receives the product shipment, and we provide for an estimate of future product returns at that time. Prior to the third quarter of 2008, we were unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments until the product was dispensed through patient prescriptions.

Santarus began promotion of GLUMETZA in October 2008. From February 2008 through September 2008, we promoted GLUMETZA through a contract sales organization. Product sales for GLUMETZA relative to its current runrate will depend on the promotional success of Santarus.

Proquin XR.  We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At June 30, 2009, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.6 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

The increase in Proquin XR product sales for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is primarily due to a longer period of time of promotion by Watson, which began promotion in October 2007. In February 2009, we amended our promotion agreement with Watson, pursuant to which Watson will perform a specified number of details in the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009.  The agreement will terminate effective December 31, 2009, or upon notice from us to Watson prior to that date. Product sales for Proquin XR relative to its current runrate may decrease as a result of a decrease in promotion efforts by Watson resulting from the amended promotion agreement. We are seeking to divest Proquin XR in the United States.

Royalties

Teva.  In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. we initiated in January 2006 related to Teva’s generic Glucophage XR tablets. In connection with the settlement and license agreement we may receive up to a total of $2.5 million in future royalties on Teva’s generic Glucophage XR product in the United States. For the three and six months ended June 30, 2009, we recognized $0.5 million and $0.9 million, respectively, in royalty revenue related to this arrangement. As of June 30, 2009, a cumulative total of $2.1 million in royalties has been recognized to date, with $0.4 million remaining under the aggregate cap.

GLUMETZA. GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007. GLUMETZA royalties decreased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily as a result of a temporary increase in the royalty rate on sales GLUMETZA in Canada for the royalty payment received from Biovail in the first quarter of 2008, with the royalty rate returning back to its normal rate on FDA approval of the 1000mg GLUMETZA in the United States in April 2008.

License revenue

DM-1796. DM-1796 license revenue for the three and six months ended June 30, 2009 relates to the $25.0 million upfront payment received from Solvay under our license agreement granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Solvay as revenue ratably until January 2013, which represents the expected maximum length of time our development and supply obligations exist under the agreement.

GLUMETZA. GLUMETZA license revenue for the three and six months ended June 30, 2009 consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.  License revenue for the three and six months ended June 30, 2008 consisted solely of license revenue recognized from the $25.0 million upfront license fee received from Biovail.

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

Acuform Technology. In November 2008, we entered into a license agreement with Covidien granting Covidien worldwide rights to utilize our Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. Through November 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. The entire $5.5 million is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and six months ended June 30, 2009, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$1,229	$962	$2,261	$2,171

Cost of sales for the three and six months ended June 30, 2009 and 2008 relate primarily to costs associated with the sale of GLUMETZA and Proquin XR. Cost of sales increased in 2009 over 2008 primarily as a result of an increase in GLUMETZA product sales and the introduction of the 1000mg GLUMETZA in June 2008.

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

Total research and development expense for the three and six months ended June 30, 2009, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expense	$10,024	$4,680	$20,045	$10,750
Dollar change from prior year	5,344		9,295
Percentage change from prior year	114.2%		86.5%

The increase in research and development expense for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily due to higher clinical research organization expenses related to our two Phase 3 clinical trials for Serada for the treatment of menopausal hot flashes, which started in September 2008. In February 2009, we completed enrollment of our Breeze 1 Phase 3 clinical trial for Serada. In March 2009, we completed enrollment of our Breeze 2 Phase 3 clinical trial for Serada. The treatment duration of the Breeze 1 study is six months, and the treatment duration of the Breeze 2 study is three months.

In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for DM-1796 for post-herpetic neuralgia. The treatment duration is ten weeks. In June 2009, we completed enrollment of our clinical trial for DM-1796.

Because we expect these three ongoing Phase 3 clinical trials to be completed in 2009, we expect research and development expense to decrease in the second half of 2009 relative to the first half of 2009.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects in our product pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
DM-1796	$2,645	$3,222	$6,726	$7,188
Serada	5,279	824	8,854	2,240
Other projects	2,100	634	4,465	1,322
Total research and development expenses	$10,024	$4,680	$20,045	$10,750

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel expenses to support our administrative and operating activities, marketing and promotion expenses associated with Serada, GLUMETZA and Proquin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling, general and administrative	$9,945	$5,241	$18,947	$11,748
Dollar change from prior year	4,704		7,199
Percentage change from prior year	89.8%		61.3%

The increase in selling, general and administrative expense in 2009 as compared to 2008 was primarily due to $5.6 million and $10.2 million in GLUMETZA promotion fee expense under our promotion agreement with Santarus for the three and six months ended June 30, 2009, respectively. Santarus began promotion of GLUMETZA in October 2008. Those increases are partially offset by decreases in other sales and marketing expenses for GLUMETZA in 2009, as a majority of those efforts have been transferred to Santarus, as well as a decrease in legal expenses in 2009 resulting from our litigation settlement with IVAX in April 2008.

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

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Interest and other income	$236	$553	$550	$1,356
Interest expense	(263)	(5)	(548)	(5)
Net interest income (expense)	(27)	548	2	1,351

Interest and other income decreased during the three and six months ended June 30, 2009 as compared to the corresponding period in 2008 as a result of lower interest rates on our investments.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2009	December 31, 2008
Cash, cash equivalents and marketable securities	$83,981	$82,059

In February 2009, we received a $25.0 million upfront payment from Solvay related to our license agreement for DM-1796.

Since inception through June 30, 2009, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of June 30, 2009, we have not sold any common stock to Azimuth under this common stock purchase agreement.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of June 30, 2009, the entire outstanding balance on the credit facility was $7.8 million at an interest rate of 11.59%.

Our obligations under the loan agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of June 30, 2009, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of June 30, 2009, we have accumulated net losses of $170.0 million. We expect to continue to incur operating losses for the remainder of 2009. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2010. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•          sales of our marketed products;

•          expenditures related to our commercialization and development efforts, including arrangements we make for the commercialization of Serada, if the product is approved for marketing;

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

•          commercialize any products we market;

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

The inability to raise additional capital required to fund our operations would have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2009 was approximately $3.5 million, compared to cash used in operating activities of approximately $1.7 million for the six months ended June 30, 2008.  The increase in cash provided by operating activities for the six months ended June 30, 2009 as compared to cash used in operating activities six months ended June 30, 2008 was primarily due to an increase in deferred revenue as a result of the receipt of the $25.0 million upfront payment from Solvay in February 2009 offset by an increase in net loss for the six months ended June 30, 2009.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 was approximately $16.2 million and consisted primarily of a net increase in marketable securities resulting from investment of the upfront payment received from Solvay in February 2009. Net cash provided by investing activities during the six months ended June 30, 2008 was approximately $32.6 million and consisted primarily of proceeds from the maturity/sale of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities during the six months ended June 30, 2009 was approximately $1.4 million compared to cash provided by financing activities of approximately $3.7 million for the same period in 2008. For the six months ended June 30, 2009, cash used in financing activities primarily consisted of repayments of principal on our credit facility. For the six months ended June 30, 2008, cash provided by financing activities consisted of cash proceeds from exercises of stock options.

Contractual Obligations

As of June 30, 2009, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,609	$2,579	$—	$4,188
Long-term debt (principal)	3,625	4,221	—	7,846
Long-term debt (interest)	731	283	—	1,014
Purchase commitments	1,850	—	—	1,850
	$7,815	$7,083	$—	$14,898

At June 30, 2009, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.3 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of the 500mg GLUMETZA and $0.5 million under our supply agreement with Biovail for the supply of the 1000mg GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Company’s Chief Executive Officer and Vice President, Finance, concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada.  Apotex’s regulatory filing alleges that certain of the Canadian patents that we have licensed to Biovail in connection with Biovail’s commercialization of GLUMETZA in Canada are invalid and unenforceable, and that Apotex’s formulation does not infringe our patents.  Pursuant to the intellectual property enforcement provisions of our Canadian license agreement with Biovail for GLUMETZA, Biovail has the first right to prosecute, and pay for expenses related to, any Canadian litigation related to generic challenges to GLUMETZA.  In January 2008, Biovail filed suit against Apotex in Canada in response to Apotex’s regulatory filing, and we have been joined to the lawsuit as a co-plaintiff with Biovail because we are the licensor of the patents at issue in the suit.  The initiation of the lawsuit automatically stays approval of Apotex’s formulation for 24 months. In October 2008, the court issued a ruling requiring that Apotex present its evidence in the case by mid-January 2009, and that Biovail present its evidence by mid-April 2009. Each party has presented its evidence in the case.  Depositions of witnesses and experts in the case have occurred. A hearing before an administrative law judge to determine the outcome of the matter is scheduled for November 2009. An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

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

We have limited in-house sales and marketing resources, which we will require in order to successfully promote products through our own sales force.

If Serada is approved for marketing in the United States, we may choose to promote the product with our own sale force or through a contract sales organization. We also have rights to promote GLUMETZA through our own sales force, or through third parties. We currently have no sales force and limited marketing and sales staff.  The success of our own promotion efforts for Serada, GLUMETZA and any other product candidates that receive regulatory approval that we choose to market or co-market, will require that we substantially enhance our in-house marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us.  The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others.  These efforts may not be successful.  If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues may suffer.

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

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of June 30, 2009, we have $7.8 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

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

The global economic downturn may adversely affect our business.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the six months ended June 30, 2009, we recorded total revenues of $21.5 million and for the years ended December 31, 2008, 2007 and 2006, we recorded total revenues of $34.8 million, $65.6 million, and $9.6 million, respectively. For the six months ended June 30, 2009, we incurred a net loss of $19.8 million and for the years ended December 31, 2008 and 2006 we incurred net losses of $15.3 million and $39.7 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses for the remainder of 2009.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

For example, the active ingredients in the products utilizing our Acuform delivery technology that are being developed pursuant to our collaboration with Covidien include acetaminophen in combination with opiates.  In connection with concerns that consumers may inadvertently take more than the recommended daily dose of acetaminophen, potentially causing liver damage, an FDA advisory committee has recommended that prescription products containing acetaminophen in combination with prescription analgesics (including opiates) should include black box warnings and/or be removed from the market.  The FDA is evaluating the recommendations and has indicated that such an evaluation will take some time.  The FDA is not required to accept advisory committee recommendations.  Covidien’s ability or willingness to develop and market the products subject to our collaboration may be adversely affected by actions of the FDA in response to the advisory committee recommendations.

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

Other companies that have oral drug delivery technologies competitive with the AcuForm technology include Bristol-Myers Squibb, IVAX Corporation (a subsidiary of TEVA Pharmaceutical Industries, Ltd.), Johnson & Johnson, SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., Kos Pharmaceuticals, Inc., Intec Pharma and Alpharma, Inc., all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of products using the AcuForm technology may adversely affect our ability to deliver such products on a timely or competitive basis.  The manufacturing processes of our third party manufacturers may be found to violate the proprietary rights of others. If we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, the market introduction and commercial sales of our products will be delayed, and our future revenue will suffer.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 14, 2009 to consider and vote on the following proposals: (i) the election of directors until the next annual meeting of shareholders (Proposal 1); and (ii) the ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 (Proposal 2).

Proposal 1:   The shareholders of Depomed elected eight directors to serve until the next annual meeting of shareholders.  The votes regarding the election of directors were as follows:

	Shares Voted For	Votes Withheld
Peter D. Staple	42,674,805	2,015,441
G. Steven Burrill	42,420,436	2,269,810
Karen A. Dawes	42,674,995	2,015,251
Carl A. Pelzel	40,401,242	4,289,004
James A. Schoeneck	42,674,505	2,015,741
Craig R. Smith, M.D	33,118,379	11,571,867
Julian N. Stern	32,299,306	12,390,940
David B. Zenoff, D.B.A.	42,673,925	2,016,321

Proposal 2:  The shareholders of Depomed approved the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 with the following votes:

For	44,091,262
Against	246,422
Abstain	352,562

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Tammy L. Cameron
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance