Form 10-Q
period 2009-09-30
DEPOMED INC
filed 2009-11-06
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 5, 2009 was 52,011,261.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,650	$22,127
Marketable securities	53,338	59,932
Accounts receivable	5,042	3,099
Unbilled accounts receivable	441	576
Inventories	2,154	2,849
Prepaid and other current assets	972	5,404
Total current assets	79,597	93,987
Marketable securities	17,660	—
Property and equipment, net	1,033	900
Other assets	197	197
	$98,487	$95,084
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,853	$559
Accrued compensation	1,879	2,601
Accrued clinical trial expense	2,242	661
Other accrued liabilities	9,739	9,027
Deferred product sales	1,604	1,702
Deferred license revenue	10,684	4,362
Other current liabilities	103	110
Current portion of long-term debt	3,636	3,356
Total current liabilities	32,740	22,378
Deferred license revenue, non-current portion	43,977	33,209
Long-term debt, non-current portion	3,149	5,775
Other long-term liabilities	510	569
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, no par value, 100,000,000 shares authorized; 51,751,099 and 51,171,377 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	186,526	183,196
Accumulated deficit	(168,591)	(150,194)
Accumulated other comprehensive gain	176	151
Total shareholders’ equity	18,111	33,153
	$98,487	$95,084

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$9,859	$13,011	$25,107	$23,756
Royalties	464	516	1,457	1,060
License and collaborative revenue	12,691	584	17,930	1,311
Total revenues	23,014	14,111	44,494	26,127

Costs and expenses:
Cost of sales	1,367	2,396	3,628	4,567
Research and development	9,300	6,998	29,345	17,748
Selling, general and administrative	10,931	5,250	29,878	16,998
Gain on litigation settlement	—	—	—	(7,500)
Total costs and expenses	21,598	14,644	62,851	31,813

Income (loss) from operations	1,416	(533)	(18,357)	(5,686)

Other income (expense):
Interest and other income	181	515	731	1,871
Interest expense	(240)	(249)	(788)	(254)
Total other income (expense)	(59)	266	(57)	1,617

Net income (loss) before income taxes	1,357	(267)	(18,414)	(4,069)

Provision for income taxes	16	(4)	17	(4)

Net income (loss)	1,373	(271)	(18,397)	(4,073)

Deemed dividend on preferred stock	—	(183)	—	(538)

Net income (loss) applicable to common stock shareholders	$1,373	$(454)	$(18,397)	$(4,611)

Basic net income (loss) applicable to common stock shareholders per common share	$0.03	$(0.01)	$(0.36)	$(0.10)
Diluted net income (loss) applicable to common stock shareholders per common share	$0.03	$(0.01)	$(0.36)	$(0.10)

Shares used in computing basic net income (loss) per common share	51,598,316	48,123,668	51,357,924	48,011,004
Shares used in computing diluted net income (loss) per common share	52,459,484	48,123,668	51,357,924	48,011,004

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(18,397)	$(4,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	786	890
Employee and director stock-based compensation	2,083	1,752
Stock-based compensation related to consultants	33	198
Changes in assets and liabilities:
Accounts receivable	(1,808)	(500)
Inventories	694	255
Prepaid and other current assets	4,432	(693)
Accounts payable and other accrued liabilities	4,522	3,357
Accrued compensation	(722)	375
Deferred revenue	16,992	5,637
Net cash provided by operating activities	8,615	7,198

Investing Activities
Purchases of property and equipment	(634)	(230)
Purchases of marketable securities	(118,202)	(82,758)
Maturities of marketable securities	94,951	54,991
Sales of marketable securities	11,999	11,159
Net cash used in investing activities	(11,886)	(16,838)

Financing Activities
Proceeds from long-term debt	—	9,400
Principal payments on long-term debt	(2,419)	—
Debt issuance costs	—	(303)
Proceeds from issuance of common stock	1,213	289
Net cash (used in) provided by financing activities	(1,206)	9,386

Net decrease in cash and cash equivalents	(4,477)	(254)
Cash and cash equivalents at beginning of period	22,127	14,374
Cash and cash equivalents at end of period	$17,650	$14,120

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2009 are not necessarily indicative of results to be expected for the entire year ending December 31, 2009 or future operating periods.

In June 2009, the Financial Accounting Standards Board (FASB), issued the FASB Accounting Standards Codification (the Codification). Effective this quarter, the Codification became the single source for all authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. The Codification is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from amounts that are based on those estimates and assumptions.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•                  Product Sales:

•                  GLUMETZA®: The Company began selling GLUMETZA® (metformin hydrochloride extended release tablets) in August 2006 to wholesalers and retail pharmacies that is subject to rights of return six months before expiration and up to twelve months after product expiration. Beginning in the third quarter of 2008, the Company began recognizing revenue for GLUMETZA sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers.  Prior to the third quarter of 2008, the Company was unable to reasonably estimate expected returns of the product at the time of shipment, and therefore deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the actual shipment trends, prescription trends and product returns history for GLUMETZA, as well as an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, the Company concluded it had the information needed to reasonably estimate product returns beginning in the third quarter of 2008. Consequently, in the third quarter of 2008, the Company recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler discounts and retail pharmacy discounts, chargebacks and prompt pay discounts.

•                  Proquin®XR: The Company sells Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies that is subject to rights of return six months before expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.6 million at September 30, 2009 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

•                  Medicaid Rebates — The Company participates in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The Company estimates and accrues Medicaid rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages of product sold to Medicaid recipients and estimated levels of inventory in the distribution channel.

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

In April 2008, the Company entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) in which the Company is entitled to receive royalties from Teva on sales by Teva or its affiliates of generic Glucophage®XR in the United States, subject to a $2.5 million aggregate royalty cap that was met in Q3 2009. The royalties were calculated as a percentage of sales by Teva of generic Glucophage XR in the United States, as reported by a third-party market research company. The Company accrued royalties from Teva each quarter based on Teva’s sales of generic Glucophage XR reported by the third-party market research company for that quarter. See Note 4 of the Notes to Condensed Financial Statements for further information on the settlement and license agreement.

Royalties received under the Company’s agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•                  License and Collaborative Revenue - Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. License and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21)). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables (EITF 08-01) provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as available-for-sale as of September 30, 2009 and December 31, 2008 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$9,863	$—	$—	$9,863
Total maturing within 1 year and included in marketable securities:
Commercial paper	10,573	6	—	10,579
U.S. corporate debt securities	16,648	37	(2)	16,683
U.S. government agency debt securities	17,968	57	—	18,025
U.S. Treasury securities	8,039	12	—	8,051
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	5,034	76	—	5,110
U.S. government agency debt securities	12,560	1	(11)	12,550
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$80,685	$189	$(13)	$80,861

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$20,155	$—	$—	$20,155
Total maturing within 1 year and included in marketable securities:
Commercial paper	2,984	7	—	2,991
U.S. corporate debt securities	7,648	5	(6)	7,647
U.S. government agency debt securities	18,893	92	—	18,985
U.S. Treasury securities	30,256	53	—	30,309
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$79,936	$157	$(6)	$80,087

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations. As of September 30, 2009, the individual contractual period for all available-for-sale debt securities is less than two years.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At September 30, 2009, the Company had five securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$6,398	$(2)	$—	$—	$6,398	$(2)
U.S. government agency debt securities	9,049	(11)	—	—	9,049	(11)
Total available-for-sale	$15,447	$(13)	$—	$—	$15,447	$(13)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2009.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company utilizes the following fair value hierarchy based on three levels of inputs:

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$5,664	$—	$—	$5,664
Commercial paper	—	14,778	—	14,778
U.S. corporate debt securities	—	21,793	—	21,793
U.S. government agency debt securities	—	30,575	—	30,575
U.S. Treasury securities	—	8,051	—	8,051
Total	$5,664	$75,197	$—	$80,861

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

There are no financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted-average shares - basic	51,598,316	48,123,668	51,357,924	48,011,004
Effect of dilutive securities:
Stock options	861,168	—	—	—
Weighted-average shares - diluted	52,459,484	48,123,668	51,357,924	48,011,004

For the three and nine months ended September 30, 2009, approximately 3.3 million and 6.1 million common stock equivalent shares are not included because their effect is anti-dilutive. For the three and nine months ended September 30, 2008, approximately 8.5 million common stock equivalent shares are not included because their effect is anti-dilutive.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Merck & Co., Inc.

In July 2009, the Company entered into a non-exclusive license agreement with Merck & Co., Inc. (Merck) granting Merck a license to certain patents related to the Company’s metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain Depomed patents directed to metformin extended release technology.  In exchange, the Company received a $10.0 million upfront fee in August 2009. The Company is also eligible to receive a milestone payment upon filing of the New Drug Application for the therapeutic candidate, as well as modest single digit royalties on any net product sales for an agreed-upon period.  Merck will also be granted a right of reference to the New Drug Application covering the Company’s GLUMETZA product in Merck’s regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. The Company has no development obligations under the agreement. The Company recognized the entire $10.0 million upfront payment as license revenue in the third quarter of 2009.

Solvay Pharmaceuticals, Inc.

In November 2008, the Company entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 for pain indications in the United States, Canada and Mexico.  The agreement became effective in January 2009, upon clearance of the transaction under Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

The Company was responsible for completion of the ongoing Phase 3 clinical trial for DM-1796 in PHN, which was completed in 2009, and will be responsible for certain other regulatory support activities through NDA approval. Solvay will be responsible for the NDA filing and has the option to develop DM-1796 in further pain indications other than PHN. If Solvay elects to develop DM-1796 in fibromyalgia, the Company has a right of first negotiation for co-promote rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

The license agreement will expire with the last to expire of the Company’s patents covering DM-1796, subject to early termination in certain circumstances.

The Company will be responsible for the manufacture of DM-1796 for up to four years from the effective date of the license agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay.

The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company’s development and supply obligations under the agreement which is estimated to be through January 2013. For the three and nine months ended September 30, 2009, the Company recognized $1.6 million and $4.6 million, respectively, in license revenue under the arrangement. The remaining deferred revenue balance is $20.4 million as of September 30, 2009.

Abbott Laboratories (Abbott) has agreed to acquire the pharmaceutical business of Solvay in a transaction expected to close in the first quarter of 2010.  Accordingly, following the closing of the transaction, Abbott will be responsible for the Company’s DM-1796 license arrangement with Solvay, either directly or through a subsidiary.

Covidien, Ltd.

In November 2008, the Company entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company’s Acuform® technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also receive certain developmental milestone payments, if achieved, and is also entitled to receive royalties on sales of the products.

In October 2009, the first formulation was completed by the Company and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien that was received by the Company in October 2009.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The $5.5 million in upfront payments is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement. For the three and nine months ended September 30, 2009, the Company recognized $0.5 million and $1.4 million respectively in license revenue under the agreement. The remaining deferred revenue balance is $3.9 million as of September 30, 2009.

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

Santarus began promotion of GLUMETZA in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company continues to record revenue from the sales of GLUMETZA product, and starting in October 2008, began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of GLUMETZA product in the United States. The promotion fee will be reduced to 75% of gross margin beginning in the fourth quarter of 2010. For the three and nine months ended September 30, 2009, the Company recognized $6.7 million and $16.9 million, respectively, in promotion fee expense under the agreement, which is classified within selling, general and administrative expense.

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

The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company’s obligations exist under the arrangement for promotion fees it is obligated to pay Santarus.  For the three and nine months ended September 30, 2009, the Company recognized $0.2 million and $0.7 million respectively in license revenue related to the amortization of the upfront payment. The remaining deferred revenue balance is $10.9 million as of September 30, 2009.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company also received ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which was calculated as a percentage of sales, as reported by a third-party market research company.  The royalty was subject to a $2.5 million aggregate cap, which was met during the third quarter of 2009.  For the three and nine months ended September 30, 2009, the Company recognized $0.4 and $1.3 million in royalty revenue related to this arrangement, respectively.  As of September 30, 2009, a cumulative total of $2.5 million in royalties has been recognized to date under the settlement, with no royalties remaining under the aggregate cap.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2009, the outstanding balance under the facility was $7.0 million, and the unamortized portion of the debt issuance costs was $0.2 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
Less than 1 year (October 2009 – September 2010)	$3,734	$623
1-2 years (October 2010 – July 2011)	3,247	167
Total	$6,981	$790

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

The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of September 30, 2009.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cost of sales	$4	$7	$20	$17
Research and development expense	267	171	703	552
Selling, general and administrative expense	493	551	1,393	1,380
Total	$764	$729	$2,116	$1,949

At September 30, 2009, the Company had $3.6 million of total unrecognized compensation expense related to stock option grants that will be recognized over a weighted average period of 1.7 years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,373	$(271)	$(18,397)	$(4,073)
Unrealized gain (loss) on available-for-sale securities	54	(252)	25	(291)
Total comprehensive income (loss)	$1,427	$(523)	$(18,372)	$(4,364)

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$130	$266
Work-in-process	—	127
Finished goods	1,962	2,392
Deferred costs	62	64
Total	$2,154	$2,849

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2009, employees and consultants exercised options to purchase 398,833 and 415,167 shares of the Company’s common stock with net proceeds to the Company of approximately $1.0 million.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Stock Purchase Plan

In May 2009, the Company sold 134,555 shares under the ESPP. The shares were purchased at a weighted average purchase price of $1.22 per share with proceeds of approximately $0.2 million.

NOTE 10.  RELATED PARTY TRANSACTIONS

John W. Fara, Ph.D.

In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company. Dr. Fara continued to serve as a member of the Company’s Board of Directors until May 2008. The Company entered into a consulting agreement with Dr. Fara, pursuant to which Dr. Fara will provide consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company paid Dr. Fara $20,833 per month for his consulting services and reimbursed Dr. Fara for COBRA and life insurance premiums. Dr. Fara will be paid on an hourly basis for consulting services provided in 2009. For the three and nine months ended September 30, 2009, the Company did not incur any expenses for consulting services.

During the period of his consultancy, Dr. Fara will continue to vest in all of his currently unvested stock options, and his vested stock options will remain exercisable. For the three and nine months ended September 30, 2009, the Company recognized approximately $8,000 and $20,000 in stock compensation expense associated with these awards. In the event of a change in control of the Company, as defined by the Company’s 2004 Equity Incentive Plan, all of Dr. Fara’s unvested options will fully vest.

NOTE 11. INCOME TAXES

As of December 31, 2008 and September 30, 2009, the Company had $2.8 million and $3.1 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

NOTE 12. SUBSEQUENT EVENTS

We evaluated our subsequent events through November 6, 2009, when the financial statements were issued.

Covidien

In October 2009, the first formulation under the Company’s agreement with Covidien was completed by the Company and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to the Company in October 2009. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information about the Company’s agreement with Covidien.

Reduction in Force

In October 2009, the Company reduced its workforce by six employees, or approximately 7% of its full-time staff to align its workforce with its anticipated staffing needs. The total cost of the workforce reduction was approximately $0.4 million, which consists of cash payments for severance, medical insurance and outplacement services and will be recognized as expense in the fourth quarter of 2009.

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

•                  regulatory filings and approval of DM-1796 for postherpetic neuralgia;

•                  the commercial success and market acceptance of DM-1796 if it is approved for marketing in the United States, and the efforts of Solvay Pharmaceuticals, Inc. (Solvay) with respect to the commercialization of DM-1796;

•                  the status and additional development of Serada™ for menopausal hot flashes;

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

•                  submission, acceptance and approval of regulatory filings;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  In 2009, we completed Phase 3 clinical trial for two product candidates.  In October 2009, we announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Solvay Pharmaceuticals, Inc. met its primary endpoint with statistical significance.  A New Drug Application (NDA) for DM-1796 is expected to be filed with the FDA in the first quarter of 2010.  Also in October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes.  The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints.  We are continuing to analyze the data and intend to meet with the FDA to discuss the results of the studies and any additional clinical development that may be required to obtain approval to market Serada in the United States.

We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways.  First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women’s health care providers.  Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. and Santarus, Inc., are examples of this aspect of our business strategy.  Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts.  Our DM-1796 license and development arrangement with Solvay Pharmaceuticals is an example of this strategy.  Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner’s product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements.  Our license and development arrangement with Covidien, Ltd. and our license agreement with Merck & Co., Inc. are examples of this strategy.

We have developed two products which have been approved by the FDA and are currently marketed. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

DM-1796	Postherpetic neuralgia	Phase 3 study completed. NDA filing expected in Q1 2010 Licensed by Solvay in the United States, Mexico and Canada.

SeradaTM	Menopausal hot flashes	Phase 3 studies completed (Breeze 1 and Breeze 2). FDA meeting to discuss results expected in December 2009.

DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.

DM-1992	Parkinson’s disease	Phase 1 study completed. Second Phase 1 study expected to be commenced in 2010.

Marketed Products

Product	Indication	Status

GLUMETZA®	Type 2 diabetes	Currently sold in the United States, Canada and Korea. Co-promoted in the United States with Santarus. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Our intellectual property position includes thirteen issued patents and fifteen patent applications pending in the United States.

Significant Developments for the Quarter Ended September 30, 2009.

•                  In July 2009, we entered into a non-exclusive license agreement with Merck & Co., Inc. (Merck) granting Merck a license to certain patents related to the Company’s metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

•                  Revenue for the three months ended September 30, 2009 was $23.0 million, compared to $14.1 million for the three months ended September 30, 2008.  Revenue for the three months ended September 30, 2009 included recognition of $10.0 million associated with our non-exclusive license agreement with Merck. Revenue for the three months ended September 30, 2008 included the recognition of $6.3 million in previously deferred GLUMETZA product sales.

•                  Operating expenses for the three months ended September 30, 2009 were $20.2 million, compared to $12.2 million for the three months ended September 30, 2008.

•                  Cash, cash equivalents and marketable securities were $88.6 million as of September 30, 2009, compared to $82.1 million as of December 31, 2008.

RECENT PRODUCT DEVELOPMENTS AND TRANSACTIONS

Serada™  for Menopausal Hot Flashes

Breeze 1 and 2 Clinical Trials.

Study Design.  We recently completed our Breeze 1 and 2 clinical trials evaluating Serada in menopausal hot flashes.  Each trial was a Phase 3 randomized, double-blind, placebo-controlled studies of approximately 540 patients.  In September 2008, we enrolled and dosed the first patient in Breeze 1, and in October 2008, we enrolled and dosed the first patient in Breeze 2.  In each study, patients were randomized into three treatment arms:  (i) placebo; (ii) 1200mg of Serada dosed in the evening; or (iii) a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening.  We completed enrollment in Breeze 1 in February 2009, and completed enrollment in Breeze 2 in March 2009.

The treatment duration of the Breeze 1 study was six months, with primary efficacy endpoints assessed at 4 and 12 weeks. Persistence of efficacy were assessed at 6 months as one of the secondary endpoints. The treatment duration in the second study, Breeze 2, was three months, with assessment of efficacy at 4 and 12 weeks only.

The primary efficacy endpoints in both studies were reductions in the mean frequency of moderate to severe hot flashes, and the average severity of hot flashes. Various secondary efficacy endpoints were measured as well.

Efficacy.  As set forth in the table below, in the higher dose treatment arm of the two doses evaluated, the 1800mg dose achieved positive results at 4 weeks. All four co-primary endpoints of the 1800mg dose at 4 weeks demonstrated significant reductions in frequency and severity in both clinical trials.  Of the other four co-primary endpoints of the 1800mg dose at 12 weeks, one endpoint was positive (p=0.0026) while the other three endpoints did not achieve statistical significance.

In the lower dose treatment arm, the 1200mg dose at 4 weeks achieved statistical significance in three of the four co-primary endpoints.  Frequency was significantly reduced in both clinical trials (p-values of 0.0024 and 0.0117) at four weeks. Severity was significantly reduced in only one trial (p-value 0.0016). Of the other four co-primary endpoints of the 1200mg dose at 12 weeks, one endpoint was positive (p=0.0024) while the other three endpoints did not achieve statistical significance.

Both patients’ and clinicians’ impression of overall improvement in the higher dose treatment arm was highly statistically significant relative to placebo in both studies.

The primary efficacy outcomes observed in the studies are set forth in the tables below.

Breeze 1

Treatment	Frequency (# per day)			Severity (average per incident)
Group	Baseline	4 weeks	12 weeks	Baseline	4 weeks	12 weeks
1800mg	11.1	3.8 (p = 0.0001)	3.7 (p = 0.02)	2.5	1.8 (p = 0.0001)	1.7 (p = 0.0468)
1200mg	11.3	4.5 (p = 0.0117)	3.8 (p = 0.183)	2.5	1.9 (p = 0.0016)	1.7 (p = 0.0433)
placebo	11.3	5.4	4.3	2.5	2.1	1.8

Breeze 2

Treatment	Frequency (# per day)			Severity (average per incident)
Group	Baseline	4 weeks	12 weeks	Baseline	4 weeks	12 weeks
1800mg	11.2	4.1 (p = 0.004)	3.7 (p = 0.028)	2.5	1.8 (p = 0.0003)	1.6 (p = 0.0026)
1200mg	12.0	4.7 (p = 0.0024)	3.9 (p = 0.0024)	2.5	1.9 (p = 0.06)	1.7 (p = 0.028)
placebo	11.2	5.7	5.0	2.5	2.0	1.9

Safety.  Serada was generally well tolerated in the study. The most common side effects observed in the study were headache, somnolence, dizziness and nausea.  The incidence of those side effects in each of the treatment groups for each study are set forth in the tables below:

Breeze 1

Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	19	19	9	9
1200mg	13	24	9	7
placebo	3	2	6	4

Breeze 2

Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	8	19	7	7
1200mg	7	17	5	3
placebo	3	3	8	2

Withdrawals due to adverse events in each of the treatment groups for each study are set forth in the tables below:

Breeze 1

Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	2	1
1200mg	3	3
placebo	0	0

Breeze 2

Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	2	3
1200mg	0.5	3
placebo	0.5	0

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

Abbott Laboratories (Abbott) has agreed to acquire the pharmaceutical business of Solvay in a transaction expected to close in the first quarter of 2010.  Accordingly, following the closing, Abbott will be responsible for our DM-1796 license arrangement with Solvay, either directly or through a subsidiary.

Phase 3 Registration Program.

Study Design.  In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for DM-1796 for PHN.  The study was a randomized, double-blind, placebo-controlled study of approximately 450 PHN patients.  Patients in the study were randomized into two treatment arms:  placebo, or 1800mg of DM-1796 dosed once daily.  The study was conducted at sites in the United States, Russia and Argentina. In June 2009, the study was fully enrolled.

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

Efficacy.  DM-1796 demonstrated a statistically significant reduction in pain associated with postherpetic neuralgia (PHN) versus placebo using the baseline observation carried forward (BOCF) method required by FDA. The primary efficacy outcome observed in the study is set forth in the table below.

Treatment Group	Reduction in pain score at 10 weeks
1800mg	-2.1 (p = 0.0146)
placebo	-1.6

Safety.  DM-1796 was generally well tolerated in the study.  The most common side effects observed in the study were somnolence and dizziness.  The incidence of those side effects in each of the treatment groups for each study is set forth in the table below.

Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	5	11
placebo	3	2

DM-1992 for Parkinson’s Disease

In July 2008, The Michael J. Fox Foundation awarded the Company a preclinical development grant to support the DM-1992 program. DM-1992 is our investigative novel gastric retentive extended-release formulation of levodopa/carbidopa.

In January 2009, we initiated a Phase 1 pharmacokinetic study in Parkinson’s patients designed to provide us with insight into our formulation strategy for the DM-1992 program.  The Phase 1 trial in DM-1992 was a randomized, open-label crossover study that enrolled 18 patients with stable Parkinson’s disease at two leading neurology centers in Russia.  The objective of the study was to compare the pharmacokinetics of two distinct formulations of DM-1992 and a generic version of Sinemet CR sustained-release levodopa/carbidopa, as well as the safety and tolerability of the formulations.  Patients in the trial received a single dose of each of the three treatments being studied.  A dose of the first treatment was administered at the beginning of the study, followed by a dose of a second treatment after 7 to 14 days, and a dose of the third treatment after another 7 to 14 days.  Blood samples were drawn during the 24 hour period following administration of each treatment.  Patients remained on any anti-Parkinson’s therapy other than levodopa/carbidopa during the trial.

In August 2009, we completed the Phase 1 study.  In the study, DM-1992 extended coverage above levodopa’s efficacious threshold and extended the time to peak levodopa concentration relative to currently available sustained release levodopa/carbidopa formulations.  One of our formulations tested in the study extended the median time at which levodopa blood levels stayed above the efficacious threshold of 300 ng/mL to approximately nine hours, compared to approximately seven hours for the generic version of Sinemet CR tested in the study.  The time to median peak levodopa blood levels in the study was extended to four hours, compared to 2.8 hours for the comparator.

We anticipate commencing a second Phase 1 study in 2010.

Merck & Co., Inc.

In July 2009, we entered into a non-exclusive license agreement with Merck & Co., Inc. granting Merck a license to certain patents related to our metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain of our patents directed to metformin extended release technology. In exchange, we received a $10.0 million upfront fee in the third quarter of 2009. We are also eligible to receive a milestone payment upon filing of the New Drug Application for the therapeutic candidate, as well as modest royalties on any net product sales for an agreed-upon period.  Merck will also be granted a right of reference to the New Drug Application covering our GLUMETZA product in Merck’s regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. We have no development obligations under the agreement.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product sales:
GLUMETZA	$9,771	$12,923	$24,659	$23,494
Proquin XR	88	88	448	262
Total product sales	9,859	13,011	25,107	23,756

Royalties:
GLUMETZA	67	100	168	283
Teva	397	416	1,289	777
Total royalties	464	516	1,457	1,060

License and collaborative revenue:
Merck	10,000	—	10,000	—
DM-1796	1,561	—	4,599	—
GLUMETZA	626	584	1,878	1,311
Acuform technology	458	—	1,374	—
Proquin XR	26	—	59	—
DM-1992	20	—	20	—
Total license and collaborative revenue	12,691	584	17,930	1,311

Total revenues	$23,014	$14,111	$44,494	$26,127

Product sales

GLUMETZA. The decrease in GLUMETZA product sales in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily attributable to the recognition of $6.3 million in net product sales of previously deferred GLUMETZA product sales during the three months ended September 30, 2008. Beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales when title transfers to our customer, which is at the time our customer receives the product shipment, and we provide for an estimate of future product returns at that time. This resulted in a one-time increase for the three and nine months ended September 30, 2008 of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. Prior to the third quarter of 2008, we were unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments until the product was dispensed through patient prescriptions. This decrease is offset by increased demand and shipments of GLUMETZA resulting from Santarus’ promotion efforts, as well as increased prices attributable to price increases in 2009 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008

The increase in GLUMETZA product sales for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to increased demand and shipments of GLUMETZA, price increases of the 500mg GLUMETZA, and the introduction of the 1000mg GLUMETZA in June 2008.

Santarus began promotion of GLUMETZA in October 2008. From February 2008 through September 2008, we promoted GLUMETZA through a contract sales organization. Product sales for GLUMETZA relative to its current runrate will depend on the promotional success of Santarus.

Proquin XR.  We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At September 30, 2009, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.6 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

The increase in Proquin XR product sales for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily due to a longer period of time of promotion by Watson, which began promotion in October 2007. In February 2009, we amended our promotion agreement with Watson, pursuant to which Watson performed a specified number of details in the first quarter of 2009, and will make an agreed upon number of sales calls in which samples of Proquin XR are delivered to physicians in each of the last three quarters of 2009.  The agreement will terminate effective December 31, 2009, or upon notice from us to Watson prior to that date. Product sales for Proquin XR relative to its current runrate may decrease as a result of a decrease in promotion efforts by Watson resulting from the amended promotion agreement. We are seeking to divest Proquin XR in the United States.

Royalties

Teva.  In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. we initiated in January 2006 related to Teva’s generic Glucophage XR tablets. In connection with the settlement and license agreement we were entitled to receive up to a total of $2.5 million in future royalties on Teva’s generic Glucophage XR product in the United States. For the three and nine months ended September 30, 2009, we recognized $0.4 million and $1.3 million, respectively, in royalty revenue related to this arrangement. As of September 30, 2009, a cumulative total of $2.5 million in royalties has been recognized to date, with no royalties remaining under the aggregate cap.

GLUMETZA. GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007. GLUMETZA royalties decreased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily as a result of a temporary increase in the royalty rate on sales GLUMETZA in Canada for the royalty payment received from Biovail in the first quarter of 2008, with the royalty rate returning back to its normal rate on FDA approval of the 1000mg GLUMETZA in the United States in April 2008.

License revenue

Merck. Merck license revenue for the three and nine months ended September 30, 2009 relates to the $10.0 million upfront payment received from Merck in August 2009 under our non-exclusive license agreement granting Merck a license to certain patents related to the Company’s metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin. As the Company has no continuing obligations under the agreement, the $10.0 million upfront payment was fully recognized as license revenue on receipt in the third quarter of 2009 as we have no continuing obligations under the agreement.

DM-1796. DM-1796 license revenue for the three and nine months ended September 30, 2009 relates to the $25.0 million upfront payment received from Solvay under our license agreement granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Solvay as revenue ratably until January 2013, which represents the expected maximum length of time our development and supply obligations exist under the agreement.

GLUMETZA. GLUMETZA license revenue for the three and nine months ended September 30, 2009 consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.  License revenue for the three and nine months ended September 30, 2008 consisted solely of license revenue recognized from the $25.0 million upfront license fee received from Biovail.

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

Acuform Technology. In November 2008, we entered into a license agreement with Covidien granting Covidien worldwide rights to utilize our Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. The entire $5.5 million is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement. In October 2009, the first formulation was completed by us and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to us in October 2009.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of GLUMETZA and Proquin XR. Total cost of sales for the three and nine months ended September 30, 2009, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$1,367	$2,396	$3,628	$4,567

Cost of sales decreased in 2009 as compared to the corresponding periods in 2008 primarily as a result of the recognition of approximately $1.0 million in GLUMETZA costs of sales associated with previously deferred revenue during the third quarter of 2008. In the third quarter of 2008, we began to recognize GLUMETZA product sales when title transfers to our customer, which is at the time our customer receives the product shipment.

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

Total research and development expense for the three and nine months ended September 30, 2009, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development expense	$9,300	$6,998	$29,345	$17,748
Dollar change from prior year	2,302		11,597
Percentage change from prior year	32.9%		65.3%

The increase in research and development expense for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was primarily due to higher clinical research organization expenses related to our two Phase 3 clinical trials for Serada for the treatment of menopausal hot flashes, which started in September 2008. In February 2009, we completed enrollment of our Breeze 1 Phase 3 clinical trial for Serada. In March 2009, we completed enrollment of our Breeze 2 Phase 3 clinical trial for Serada. The treatment duration of the Breeze 1 study was six months, and the treatment duration of the Breeze 2 study was three months.  The trials were completed in October 2009.

In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for DM-1796 for post-herpetic neuralgia. The treatment duration was ten weeks. In June 2009, we completed enrollment of our clinical trial for DM-1796 and the trial was completed in October 2009.

As the Phase 3 clinical trials were completed in October 2009, we expect research and development expense to decrease in the fourth quarter of 2009.  We may have to conduct one or more additional Phase 3 trials associated with our Serada program in the future.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects in our product pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Serada	$4,394	$2,319	$13,248	$4,559
DM-1796	3,297	2,238	10,023	9,426
Other projects	1,609	2,441	6,074	3,763
Total research and development expenses	$9,300	$6,998	29,345	$17,748

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$10,931	$5,250	$29,878	$16,998
Dollar change from prior year	5,681		12,880
Percentage change from prior year	108.2%		75.8%

The increase in selling, general and administrative expense in 2009 as compared to 2008 was primarily due to $6.7 million and $16.9 million in GLUMETZA promotion fee expense under our promotion agreement with Santarus for the three and nine months ended September 30, 2009, respectively. Santarus began promotion of GLUMETZA in October 2008.

For the three months ended September 30, 2009 compared to the three months ended September 30, 2009, the increase in promotion fee expense was partially offset by decreases in other sales and marketing expenses for GLUMETZA, as a majority of those efforts have been transferred to Santarus.

Our selling, general and administrative expenses in future periods may increase if GLUMETZA gross margin increases. GLUMETZA promotion fees payable to Santarus are calculated as a percentage of GLUMETZA gross margin. The promotion fee currently is 80% of GLUMETZA gross margin and will be reduced to 75% of gross margin beginning in the fourth quarter of 2010.

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Interest and other income	$181	$515	$731	$1,871
Interest expense	(240)	(249)	(788)	(254)
Net interest income (expense)	(59)	266	(57)	1,617

Interest and other income decreased during the three and nine months ended September 30, 2009 as compared to the corresponding period in 2008 as a result of lower interest rates on our investments.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	September 30, 2009	December 31, 2008
Cash, cash equivalents and marketable securities	$88,648	$82,059

In August 2009, we received a $10.0 million upfront payment from Merck related to our non-exclusive license agreement with Merck. In February 2009, we received a $25.0 million upfront payment from Solvay related to our license agreement for DM-1796.

Since inception through September 30, 2009, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of September 30, 2009, we have not sold any common stock to Azimuth under this common stock purchase agreement.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of September 30, 2009, the entire outstanding balance on the credit facility was approximately $7.0 million at an interest rate of 11.59%.

Our obligations under the loan agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of September 30, 2009, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of September 30, 2009, we have accumulated net losses of $168.6 million. We expect to continue to incur operating losses for the remainder of 2009. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2010. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Cash Flows from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2009 was approximately $8.6 million, compared to approximately $7.2 million for the nine months ended September 30, 2008.  The increase in cash provided by operating activities for the nine months ended September 30, 2009 as compared to cash provided by operating activities for the nine months ended September 30, 2008 was primarily due to an increase in deferred revenue as a result of the receipt of the $25.0 million upfront payment from Solvay in February 2009 offset by an increase in net loss for the nine months ended September 30, 2009.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 was approximately $11.9 million and consisted primarily of a net increase in marketable securities resulting from investment of the upfront payments received from Solvay ($25.0 million) and Merck ($10.0 million) in 2009. Net cash used in investing activities during the nine months ended September 30, 2008 was approximately $16.8 million and consisted primarily of a net increase in marketable securities resulting from the investment of proceeds from our credit facility ($9.4 million) and Teva settlement ($7.5 million) in 2008.

Cash Flows from Financing Activities

Cash used in financing activities during the nine months ended September 30, 2009 was approximately $1.2 million compared to cash provided by financing activities of approximately $9.4 million for the same period in 2008. For the nine months ended September 30, 2009, cash used in financing activities primarily consisted of payments of principal on our credit facility offset by proceeds from employee and consultant option exercises. For the nine months ended September 30, 2008, cash provided by financing activities primarily consisted of proceeds from our credit facility.

Contractual Obligations

As of September 30, 2009, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,612	$2,176	$—	$3,788
Long-term debt (principal)	3,734	3,247	—	6,981
Long-term debt (interest)	623	167	—	790
Purchase commitments	2,178	—	—	2,178
	$8,147	$5,590	$—	$13,737

At September 30, 2009, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.7 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of the 500mg GLUMETZA and $0.5 million under our supply agreement with Biovail for the supply of the 1000mg GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

The contractual obligations reflected in this table exclude $3.0 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. These payments relate to various milestones for the product candidate under the sublicense agreement, including submission to the FDA of an NDA and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with Santarus.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2009, our exclusive license agreement with Solvay Pharmaceuticals Inc. related to the development and commercialization of DM-1796 became effective.  The license agreement grants Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications.  We depend on Solvay to obtain regulatory approval and complete any further development of DM-1796, and to commercialize the product in the licensed territories, which subjects us to a number of risks, including the following:

•                  we may not be able to control the amount and timing of resources that Solvay devotes to the development or commercialization of DM-1796;

•                  we and Solvay may not be successful in our efforts to obtain regulatory approval of DM-1796 in a timely manner, or at all;

•                  Solvay may experience financial difficulties; or

•                  Solvay may change its business strategy, due to a combination with another company or for another reason unrelated to the DM-1796 commercial opportunity, in a manner that adversely affects the development or commercialization of DM-1796.

Abbott Laboratories has agreed to acquire Solvay’s pharmaceutical business in a transaction expected to close in the first quarter of 2010.  Following the completion of the acquisition, Abbott will be responsible for the DM-1796 license arrangement, either directly or through a subsidiary.  We do not yet know whether Abbott will be as committed to the development and commercialization of DM-1796 as Solvay, and we are not likely to know until some time following the completion of the acquisition.  However, it is possible that Abbott’s acquisition of Solvay’s pharmaceutical business may adversely affect the development or commercialization of DM-1796.

Our clinical trials evaluating SeradaTM for menopausal hot flashes failed to meet all of their primary endpoints.  The status and future of our development of Serada for menopausal hot flashes is uncertain, and there can be no assurance this product will be approved for marketing.

In October 2009, our Phase 3 trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints.  We plan to discuss with the FDA the results of the trials and any additional clinical development that may be required to complete the program and obtain regulatory approval to market Serada in the United States.  There can be no assurance the results of the Phase 3 trials we have conducted, or any additional clinical trials we conduct, will demonstrate the product candidate is sufficiently safe and effective to obtain approval for marketing.

Clinical development is a long, expensive and uncertain process and is subject to delays.  The positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials.  Accordingly, any future clinical trials may not demonstrate that Serada is effective for menopausal hot flashes.  In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. To obtain marketing approval, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional pivotal clinical or other studies. These trials could significantly delay the approval and commercialization of Serada for menopausal hot flashes and would require us to commit significant additional financial resources. Even after we conduct these additional clinical trials, we may not receive regulatory approval to market the product.

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

In July 2008, we entered into a promotion agreement with Santarus, Inc. pursuant to which Santarus will promote GLUMETZA in the United States through its sales force beginning in the fourth quarter of 2008. Under the agreement, in exchange for promotion fees, Santarus is required to market and promote GLUMETZA to physicians in the United States, to deliver annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size.  Although we have retained rights to promote GLUMETZA to obstetricians/gynecologists, or ob/gyns, and to retain revenues from incremental sales generated by ob/gyns we call upon, ob/gyns generally do not prescribe significant amounts of metformin products.  In addition, we do not have any immediate plans to establish a sales force, or contract with a third party to act as our sales force, for the purpose of exercising our GLUMETZA co-promotion rights.  Accordingly, the success of the commercialization of GLUMETZA will depend in large part on Santarus’ marketing and promotion efforts.  Factors that may affect the success of our promotion arrangement with Santarus include the following:

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

We have the following programs in clinical development: DM-1796 for neuropathic pain and Serada for menopausal hot flashes, and DM-1992 for Parkinson’s.  We also have other product candidates in earlier stages of development.

Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.  Additionally, clinical trial results in earlier trials may not be indicative of results that will be obtained in subsequent larger trials, as was the case with the Phase 3 trial for DM-1796 for the treatment of postherpetic neuralgia that we completed in 2007, and with the Phase 3 trials evaluating Serada for menopausal hot flashes we completed in October 2009.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2009, we recorded total revenues of $44.5 million and for the years ended December 31, 2008, 2007 and 2006, we recorded total revenues of $34.8 million, $65.6 million, and $9.6 million, respectively. For the nine months ended September 30, 2009, we incurred a net loss of $18.4 million and for the years ended December 31, 2008 and 2006 we incurred net losses of $15.3 million and $39.7 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King resulted in our reaching profitability in 2007. Recognition of the entire $10.0 million upfront license payment we received from Merck resulted in our reaching profitability in the third quarter of 2009. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses for the remainder of 2009.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•                  announcements and results regarding clinical trial results and plans for our drug candidates, including DM-1796 and Serada;

•                  filings and other regulatory actions related to DM-1796, Serada and our other product candidates;

•                  the degree of commercial success of GLUMETZA;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the one we experienced following the announcement of our Serada Phase 3 trial results in October 2009, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved our favor.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration arrangements with Solvay, Santarus and Covidien.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

If Serada or another product we develop or acquire is approved for marketing in the United States, we may choose to promote the product with our own sale force or through a contract sales organization. We also have rights to promote GLUMETZA through our own sales force, or through third parties, and we have retained co-promotion rights for certain product candidates our collaborative partners may develop. We currently have no sales force and limited marketing and sales staff.  The success of our own promotion efforts for Serada, GLUMETZA and any other product candidates that receive regulatory approval that we choose to market or co-market, will require that we substantially enhance our in-house marketing and sales force with technical expertise, or make arrangements with third parties to perform these services for us.  The development of the infrastructure associated with these activities involves substantial resources, and considerable attention of our management and key personnel. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to fully develop marketing and sales capabilities, or enter into arrangements with third parties, our revenues may suffer.

We depend on our marketing partners for the successful commercialization of GLUMETZA in Canada and Korea, and of Proquin XR in Europe.

We have licensed exclusive marketing rights to the 500mg GLUMETZA in Canada to Biovail, and in Korea to LG Life Sciences.  Biovail launched the 500mg GLUMETZA in Canada in November 2005, and LG launched a 500mg product in Korea in 2006 under the trade name Novamet GR.  We have also entered into a license agreement with Madaus, a company acquired by Rottapharm in June 2007, related to the commercialization of Proquin XR in Europe. If our international commercial partners fail to successfully commercialize products we have licensed to them, our future revenues may be adversely affected.

Our credit facility contains operating covenants that may restrict our business and financing activities.

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of September 30, 2009, we have $7.0 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

Our existing resources may not be sufficient to fund our operations until such time as we may be able to consistently generate sufficient revenues to support our operations.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to consistently support our operations.  We have limited credit facilities and, except for our common stock purchase agreement with Azimuth, we have no other committed sources of capital.  Any additional development of Serada for menopausal hot flashes or other clinical development programs may require considerable financial resources, should we choose to invest in those programs. To the extent that our capital resources are insufficient to meet our future capital requirements, in order to continue our development programs, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•                  delay, postpone or terminate clinical trials;

•                  significantly curtail commercialization of our marketed products or other operations; and/or

•                  obtain funds through entering into collaboration agreements on unattractive terms.

The global economic downturn may adversely affect our business.

The economic downturn that has affected the global economy over the past several fiscal quarters may have a material adverse effect on our liquidity and financial condition and our ability to raise additional funds, whether pursuant to our existing or future financing arrangements.  In addition, if these developments negatively impact the ability of our collaborative partners to develop, manufacture, promote or commercialize our products and product candidates, our revenues may suffer and our business, financial condition and results of operations could be materially and adversely affected.  Similarly, any negative impact of an economic downturn or recession on our potential collaborative partners could adversely affect the terms on which collaborative partnerships may be available to us, if at all.

We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets.  Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We currently hold thirteen issued United States patents, and have fifteen patent applications pending in the United States.  In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad.  We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

It is difficult to develop a successful product. If we do not continue to develop successful products, our financial position and liquidity will be adversely affected.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals.  These milestones may include our expectations regarding the commercial launch of our products by us or our licensees, and the commencement or completion of scientific studies and clinical trials and the submission or approval of regulatory filings.  From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, or the commercial launch of products.  All of these milestones are based on a variety of assumptions.  The actual timing of these milestones can vary considerably from our estimates depending on numerous factors, some of which are beyond our control, including:

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

•                  our available capital resources; and

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

Date: November 6, 2009	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and
Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance