Form 10-K
period 2009-12-31
DEPOMED INC
filed 2010-03-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2009 was approximately $143,091,000. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of March 5, 2010 was 52,330,443.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2010 Annual Meeting of Shareholders, expected to be held on or about May 20, 2010, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2009 FORM 10-K REPORT

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

  •
  the commercial success and market acceptance of DM-1796 if it is approved for marketing in the United States, and the efforts of Abbott Laboratories' subsidiary, Solvay Pharmaceuticals, Inc. (Solvay), with respect to the commercialization of DM-1796;

  •
  results and timing of our clinical trials, including the results of our Serada™ Phase 3 trial for menopausal hot flashes;

  •
  the commercial success and market acceptance of Serada if we receive approval to market Serada in the United States;

  •
  the commercial success of GLUMETZA® (metformin hydrochloride extended release tablets) in the United States, and the efforts of Santarus, Inc. (Santarus) with respect to the commercialization of GLUMETZA;

  •
  the results of our ongoing litigation against Lupin Limited (Lupin) related to Lupin's abbreviated New Drug Application (ANDA) to market generic GLUMETZA in the United States;

  •
  the results of our research and development efforts;

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

        Depomed®, Proquin®, and AcuForm® are registered trademarks of Depomed. SeradaTM is a trademark of Depomed. GLUMETZA® is a registered trademark of Biovail Laboratories, s.r.l. exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In 2009, we completed Phase 3 clinical trials for two product candidates. In October 2009, we announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Abbott Laboratories' subsidiary, Solvay Pharmaceuticals, Inc. (Solvay) met its Phase 3 clinical trial primary endpoint with statistical significance. We anticipate a New Drug Application (NDA) for DM-1796 will be filed with the FDA in March 2010. Also in October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes. The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In December 2009, we met with the FDA to discuss the results of the Breeze 1 and Breeze 2 studies and any additional clinical development that may be required to obtain approval to market Serada in the United States. Based on guidance from the meeting with the FDA, we expect to initiate one additional Phase 3 trial for Serada by the end of April 2010.

        We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women's health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Our DM-1796 license and development arrangement with Solvay is an example of this strategy. Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements. Our license and development arrangement with Covidien and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

        We have developed two products which have been approved by the FDA and are currently marketed. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections.

        The following table summarizes our product pipeline and marketed products.

Product Pipeline
Product	Indication	Status
DM-1796	Postherpetic neuralgia	Phase 3 study completed. New Drug Application expected to be submitted to the FDA by March 2010. Licensed to Solvay in the United States, Mexico and Canada.
SeradaTM	Menopausal hot flashes	Phase 3 studies completed (Breeze 1 and Breeze 2). One additional Phase 3 study (Breeze 3) expected to be initiated in Q2 2010.
DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.
DM-1992	Parkinson's disease	Phase 1 study completed. Second Phase 1 study expected to be initiated in 2010.
Marketed Products
GLUMETZA®	Type 2 diabetes	Currently sold in the United States and Canada. Co-promoted in the United States with Santarus. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.
Proquin® XR	Uncomplicated urinary tract infections	Currently sold in the United States. European rights held by Rottapharm/Madaus.

SIGNIFICANT DEVELOPMENTS DURING 2009

        Among the significant developments in our business during 2009 were the following:

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

  •
  In February 2009, we dosed the first patient in a Phase 1 clinical trial for our DM-1992 program in Parkinson's disease.

  •
  In June 2009, we completed enrollment of our Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia.

  •
  In May 2009, Shay Weisbrich was appointed as our Vice President, Marketing.

  •
  In July 2009, we entered into a non-exclusive license agreement with Merck granting Merck a license to certain patents related to our metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin. Pursuant to the agreement, Merck paid us a $10.0 million upfront fee in July 2009.

  •
  In August 2009, we announced the results of our Phase 1 clinical trial for our DM-1992 program in Parkinson's disease.

  •
  In October 2009, we delivered the first formulation under our agreement with Covidien, which triggered a $0.5 million milestone payment to us.

  •
  In October 2009, we announced the primary endpoint of reducing pain was met with statistical significance in our Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia.

  •
  In October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada for the treatment of menopausal hot flashes. The higher dose formulation of Serada (1800mg) evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation (1200mg) evaluated met four of eight co-primary endpoints.

  •
  In November 2009, William Callahan was appointed as our Vice President, Operations.

  •
  In December 2009, we met with the FDA to discuss the results of the Breeze 1 and Breeze 2 studies and any additional clinical development that may be required to obtain approval to market Serada in the United States. Based on guidance from the FDA meeting, we plan to conduct one additional Phase 3 clinical trial for the 1800mg formulation of Serada.

  •
  Total revenues for the year ended December 31, 2009 were $57.7 million, as compared to $34.8 million for the year ended December 31, 2008. Revenue for the year ended December 31, 2009 included recognition of $10.0 million associated with our license agreement with Merck. Revenue for the year ended December 31, 2008 included recognition of $6.3 million in previously deferred GLUMETZA product sales.

  •
  Operating expenses for the year ended December 31, 2009 were $74.5 million, compared to operating expenses of $46.2 million for the year ended December 31, 2008. Operating expenses for 2008 included a $7.5 million gain on litigation related to the IVAX settlement, which had the effect of reducing operating expenses.

  •
  Cash, cash equivalents and marketable securities were $81.8 million as of December 31, 2009, compared to $82.1 million as of December 31, 2008.

RECENT PRODUCT DEVELOPMENTS AND TRANSACTIONS

DM-1796 for Postherpetic Neuralgia

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

  2008/2009 Postherpetic Neuralgia Study.

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

        The primary objective of the study was to assess the efficacy of DM-1796 in reducing the pain associated with PHN, measured from baseline pain scores to the end of a ten-week treatment period on the basis of the Likert pain scale. Secondary objectives were also evaluated, including assessments of sleep interference and quality of life.

        In October 2009, we announced that the primary endpoint was met with statistical significance.

        Efficacy.    DM-1796 demonstrated a statistically significant reduction in pain associated with postherpetic neuralgia versus placebo using the baseline observation carried forward (BOCF) method required by FDA. The primary efficacy outcome observed in the study is set forth in the table below.

Treatment Group	Reduction in pain score at 10 weeks
1800mg	-2.1 (p = 0.0125)
placebo	-1.6

        Safety.    DM-1796 was generally well tolerated in the study. The most common side effects observed in the study were somnolence and dizziness. The incidence of those side effects in each of the treatment groups for each study is set forth in the table below.

Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	5	11
placebo	3	2

        2006/2007 Postherpetic Neuralgia Study.    In May 2006, we initiated a Phase 3 clinical trial for DM-1796 for the treatment of PHN. The study was a randomized, double-blind, placebo-controlled study of approximately 400 PHN patients. The study was fully enrolled in early March 2007. Patients in the study were randomized into three treatment arms: placebo, a total daily dose of 1800mg of DM-1796 dosed once daily, and a total daily dose of 1800mg of DM 1796 dosed twice daily.

        The primary objective of the study was to assess the efficacy of DM-1796 in reducing the pain associated with PHN, measured from baseline pain scores to the end of a ten-week treatment period on the basis of the Likert pain scale. Secondary objectives include an assessment of changes from baseline in sleep interference, and additional patient and clinician assessments of pain and quality of life.

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

        The secondary endpoints of sleep interference, Clinical Global Impression of Change (CGIC), a scale used by physicians for overall assessment of patient improvement, and Patient Global Impression of Change (PGIC), a scale used by patients to report their overall assessment of change, were all statistically significant for the once-daily treatment compared to placebo over the ten week study period. Sleep interference scores were reduced by 2.01 points with DM-1796 compared to -1.39 with placebo (p=0.014). Physicians reported that 48.0% of patients taking Gabapentin once-daily were "very much improved" or "much improved" compared to 27.1% of the patients who received placebo (p<0.001), as measured by the CGIC. Similar results were observed for the PGIC in the once-daily and placebo arms (p=0.009).

        Phase 2 Postherpetic Neuralgia Study.    We conducted a randomized, double-blind, placebo-controlled Phase 2 trial of 158 PHN patients, and reported the results of the study in January 2006. Patients were randomized into three treatment groups for four weeks of treatment: placebo, an 1800mg total daily dose of DM-1796 given once daily, and an 1800mg total daily dose of DM-1796 given twice daily. The primary objective of the study was to assess the relative efficacy of DM-1796 once-daily, twice-daily, and placebo in reducing PHN patients' average daily pain scores from baseline to the end of a four-week treatment period on the basis of the Likert pain scale, and 11-point numerical rating scale used to assess pain intensity. Secondary objectives included assessments of changes from baseline in sleep interference, and additional patient and clinician assessments of pain.

        Reductions in average daily pain scores were statistically significant with twice-daily DM-1796 from week two to the end of treatment based on the Likert pain scale. Clinically significant improvements in the score were observed with mean change from baseline to study end of -2.24 compared to -1.29 for placebo (p= 0.014). The secondary endpoint of sleep interference was also statistically significantly different, with sleep interference scores reduced by -2.28 with DM-1796 compared to -1.16 with placebo (p=0.006).

        For once-daily DM-1796, there was an improvement in pain that did not reach statistical significance, with a reduction in mean daily pain score of -1.93 with DM-1796 compared to -1.29 with placebo (p= 0.089). Sleep Interference Scores were reduced by -1.94 compared to -1.16 with placebo (p=0.048).

        There were no serious adverse events associated with DM-1796. The most common side effects observed were dizziness (22% in the once-daily arm, 11% in the twice-daily arm, and 10% in the placebo arm), and somnolence (9% in the once-daily arm, 8% in the twice-daily arm, and 8% in the placebo arm).

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

        We were responsible for completion of the Phase 3 clinical trial for DM-1796 in PHN, and are responsible for certain other regulatory support activities through NDA approval. Solvay will be responsible for NDA filing and has the option to develop DM-1796 in further pain indications other than PHN. If Solvay elects to develop DM-1796 in fibromyalgia, we have a right of first negotiation for co-promotion rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

        We are responsible for the manufacture of DM-1796 for up to four years from the effective date of the License Agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay in 2010. The License Agreement will expire with the last to expire of our patents covering DM-1796, subject to early termination in certain circumstances.

        Abbott Laboratories (Abbott) acquired the pharmaceutical business of Solvay in a transaction that closed in February 2010. Accordingly, Abbott is now responsible for our DM-1796 license arrangement, through its subsidiary, Solvay Pharmaceuticals, Inc.

Serada™ for Menopausal Hot Flashes

  General

        We have an exclusive sublicense from PharmaNova, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of menopausal hot flashes. We believe that Serada is an excellent non-hormonal product candidate for this indication, because our clinical study and numerous academic studies have demonstrated that gabapentin may be effective in treating hot flashes, and gabapentin has a long history of use in other indications.

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

  Current Treatments; Target Market

        Currently, the leading prescription drug product for the treatment of hot flashes associated with menopause is hormone replacement therapy, or HRT, which involves the administration of the hormone estrogen, either alone or in combination with the hormone progestin. In 2001, the HRT market represented more than $2 billion and in excess of 90 million prescriptions. In 2003, the Women's Health Initiative released the results of a clinical study that revealed an increased risk of blood clots, stroke, and breast cancer associated with HRT. Subsequently, in 2003, the HRT market decreased by more than $850 million and 34 million prescriptions relative to 2001. HRT prescriptions have declined to approximately 32 million prescriptions in 2008.

        Existing non-hormonal pharmaceutical alternatives to HRT for the treatment of hot flashes include off-label administration of anti-depressants. There is also a considerable market for dietary and herbal supplements for the treatment of hot flashes, although we are not aware of any clinical study demonstrating the safety and efficacy of any such treatment.

  Clinical Program

        Phase 3 Study-Breeze 3 Clinical Trial.    In December 2009, the Company met with the FDA regarding Serada for the treatment of menopausal hot flashes. Based on guidance reflected in the meeting minutes, Depomed plans to conduct a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. The company expects to initiate the trial, which will be known as Breeze 3, by the end of April 2010 and expects to complete the trial by the end of the first quarter of 2011. The FDA has agreed to review the proposed Breeze 3 study protocol under the FDA's Special Protocol Assessment (SPA) process.

        Study Design.    Breeze 3 will be a randomized, double-blind, placebo-controlled study of up to 600 patients. Patients will be randomized into one of two treatment arms, with patients receiving either placebo or a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. The co-primary efficacy endpoints in the study will be reductions in the mean frequency of moderate-to-severe hot flashes, and the average severity of hot flashes, measured after four and 12 weeks of stable treatment. As in the prior Breeze 1 trial, the treatment duration of the study will be 24 weeks, to address the FDA's view that an effective drug should also show statistically significant persistence of efficacy at 24 weeks. The trial will also include a responder analysis to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

        Modifications to the design of Breeze 3 relative to Breeze 1 and 2 include: (i) a single active arm rather than two arms, and therefore a required statistical p value of .05 rather than .025 to achieve statistical significance; (ii) up to 65% more patients in the active treatment arm than in Breeze 1 and 2 (iii) a two-week run in period to prior to randomization, rather than one week, which is designed to reduce the regression to the mean observed in Breeze 1 and 2, resulting in a more stable baseline, and thereby potentially reducing the placebo effect; and (iv) an alternative statistical analysis method, known as a non-parametric analysis, that is designed to reduce the influence significant outliers can have on the achievement of efficacy endpoints.

  Phase 3 Study-Breeze 1 and 2 Clinical Trials.

        Study Design.    We recently completed our Breeze 1 and 2 clinical trials evaluating Serada in menopausal hot flashes. Each trial was a Phase 3 randomized, double-blind, placebo-controlled study of approximately 540 patients. In September 2008, we enrolled and dosed the first patient in Breeze 1, and in October 2008, we enrolled and dosed the first patient in Breeze 2. In each study, patients were randomized into three treatment arms: (i) placebo; (ii) 1200mg of Serada dosed once daily; or (iii) a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. We completed enrollment in Breeze 1 in February 2009, and completed enrollment in Breeze 2 in March 2009.

        The treatment duration of the Breeze 1 study was six months, with primary efficacy endpoints assessed at 4 and 12 weeks. Persistence of efficacy was assessed at 6 months as one of the secondary endpoints. The treatment duration in the second study, Breeze 2, was three months, with assessment of efficacy at 4 and 12 weeks only.

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

        In the lower dose treatment arm, the 1200mg dose at 4 weeks achieved statistical significance in three of the four co-primary endpoints. The Frequency of hot flashes were significantly reduced in both clinical trials (p-values of 0.0024 and 0.0117) at four weeks. Severity was significantly reduced in only one trial (p=0.0016). Of the other four co-primary endpoints of the 1200mg dose at 12 weeks, one endpoint was positive (p=0.0024) while the other three endpoints did not achieve statistical significance.

        Both patients' and clinicians' impression of overall improvement in the higher dose treatment arm was highly statistically significant relative to placebo in both studies.

        The primary efficacy outcomes observed in the studies are set forth in the tables below.

Breeze 1
	Frequency (# per day)			Severity (average per incident)
Treatment Group	Baseline	4 weeks	12 weeks	Baseline	4 weeks	12 weeks
1800mg	11.1	3.8 (p ≤ 0.0001)	3.7 (p = 0.2)	2.5	1.8 (p ≤ 0.0001)	1.7 (p = 0.0468)
1200mg	11.3	4.5 (p = 0.0117)	3.8 (p = 0.183)	2.5	1.9 (p = 0.0016)	1.7 (p = 0.0433)
placebo	11.3	5.4	4.3	2.5	2.1	1.8

Breeze 2
	Frequency (# per day)			Severity (average per incident)
Treatment Group	Baseline	4 weeks	12 weeks	Baseline	4 weeks	12 weeks
1800mg	11.2	4.1 (p = 0.004)	3.7 (p = 0.028)	2.5	1.8 (p = 0.0003)	1.6 (p = 0.0026)
1200mg	12.0	4.7 (p = 0.0024)	3.9 (p = 0.0024)	2.5	1.9 (p = 0.06)	1.7 (p = 0.028)
placebo	11.2	5.7	5.0	2.5	2.0	1.9

        Safety.    Serada was generally well tolerated in the study. The most common side effects observed in the study were headache, somnolence, dizziness and nausea. The incidence of those side effects in each of the treatment groups for each study are set forth in the tables below:

Breeze 1
Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	19	19	9	9
1200mg	13	24	9	7
placebo	2	3	6	4

Breeze 2
Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	8	19	7	7
1200mg	7	17	5	3
placebo	3	3	8	2

        Withdrawals due to adverse events in each of the treatment groups for each study are set forth in the tables below:

Breeze 1
Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	2	1
1200mg	3	3
placebo	0	0

Breeze 2
Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	2	3
1200mg	0.5	3
placebo	0.5	0

        Phase 2 Study.    In June 2007, we randomized the first patient in a Phase 2 double-blind, placebo-controlled, multi-center trial evaluating Serada for the treatment of women with moderate-to-severe menopausal hot flashes. The 124 patient study was fully enrolled in September 2007. In February 2008, we announced positive results of our Phase 2 trial for Serada for moderate-to-severe menopausal hot flashes.

        Study Design.    The study included 124 menopausal women (approximately 30 per group) with recurrent, moderate to severe hot flashes and was conducted at eight sites in the United States. The total study treatment duration after screening and baseline was 13 weeks. The primary objective of the study was to investigate the relationship between blood plasma concentrations of gabapentin observed in menopausal women after administration of Serada and the frequency of hot flashes in those women. The plasma concentration data (pharmacokinetics) and the hot flash frequency and severity data (pharmacodynamics) are being used to construct a PK/PD dose response model designed to identify the dosing regimen to utilize in the Phase 3 program.

        In order to facilitate the generation of an optimal dose response model, patients in each of the three active treatment arms remained on a stable Serada dose for five weeks at an initial dose, followed by five weeks on a stable, incrementally higher dose, as follows.

Treatment Group	Weeks 2 – 6	Weeks 8 – 12
A ("1800mg group")	600mg PM	600mg AM + 1200mg PM
B ("2400mg group")	600mg AM + 600mg PM	600mg AM + 1800mg PM
C ("3000mg group")	1200mg PM	1200mg AM + 1800mg PM
D ("placebo group")	placebo	placebo

        Each stable dosing regimen was preceded by a one-week titration period

        Efficacy.    Serada demonstrated a reduction in the mean frequency of moderate to severe hot flashes, and in the mean total daily severity of hot flashes, in all active treatment groups. Statistical significance relative to placebo from baseline to the end of the study was observed in the 1800mg and 2400mg treatment groups with regard to frequency, and statistical significance was observed in the 1800mg treatment group with regard to severity. The severity of hot flashes is based on a mean daily composite score, where a moderate hot flash is assigned a score of "2" and a severe hot flash is assigned a score of "3". The primary efficacy outcomes observed in the study are set forth in the table below.

	Mean Daily Frequency (#)		Mean Total Daily Severity Score
Treatment Group	Baseline	End of treatment	Baseline	End of treatment
1800mg	10.1	2.7 (p = 0.016)	24.0	6.9 (p = 0.044)
2400mg	11.8	3.0 (p = 0.03)	29.6	6.8 (p = 0.041)
3000mg	11.4	3.9 (p = 0.229)	27.8	10.2 (p = 0.426)
placebo	10.6	5.1	26.7	12.2

        Safety.    Serada was generally well tolerated in the study, with one, two, one and three patients, respectively, withdrawing due to adverse events from the placebo, 1800mg, 2400mg and 3000mg groups. The most common side effects observed in the study were headache, somnolence, dizziness and nausea. The incidence of those side effects in each of the treatment groups is set forth in the table below.

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

        We paid PharmaNova an upfront license fee of $0.5 million upon signing of the agreement and paid an additional $0.5 million upon dosing of the first patient in our Phase 3 trials for the product. We are required to pay PharmaNova $1.0 million upon submission to the FDA of a NDA for the product, and $2.0 million upon FDA approval of an NDA. The agreement provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. We also paid PharmaNova consultancy fees of $0.3 million over approximately ten months beginning in November 2006.

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

        The US market for GERD treatments was in excess of $14 billion in 2008, according to IMS Health, Inc., a pharmaceutical market research firm.

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

        In January 2009, we initiated a Phase 1 pharmacokinetic study in Parkinson's patients designed to provide us with insight into our formulation strategy for the DM-1992 program. The Phase 1 trial in DM-1992 was a randomized, open-label crossover study that enrolled 18 patients with stable Parkinson's disease at two leading neurology centers in Russia. The objective of the study was to compare the pharmacokinetics of two distinct formulations of DM-1992 and a generic version of Sinemet CR sustained-release levodopa/carbidopa, as well as the safety and tolerability of the formulations. Patients in the trial received a single dose of each of the three treatments being studied. A dose of the first treatment was administered at the beginning of the study, followed by a dose of a second treatment after 7 to 14 days, and a dose of the third treatment after another 7 to 14 days. Blood samples were drawn during the 24 hour period following administration of each treatment. Patients remained on any anti-Parkinson's therapy other than levodopa/carbidopa during the trial.

        In August 2009, we completed the Phase 1 study. In the study, DM-1992 extended coverage above levodopa's efficacious threshold and extended the time to peak levodopa concentration relative to currently available sustained release levodopa/carbidopa formulations. One of our formulations tested in the study extended the median time at which levodopa blood levels stayed above the efficacious threshold of 300 ng/mL to approximately nine hours, compared to approximately seven hours for the generic version of Sinemet CR tested in the study. The time to median peak levodopa blood levels in the study was extended to four hours, compared to 2.8 hours for the comparator.

        We anticipate commencing a second Phase 1 study in 2010.

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

        Merck & Co., Inc.    In July 2009, we entered into a non-exclusive license agreement with Merck & Co., Inc. granting Merck a license to certain patents related to our metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

        Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain of our patents directed to metformin extended release technology. In exchange, we received a $10.0 million upfront fee in the third quarter of 2009. We are also eligible to receive a milestone payment upon filing of the New Drug Application for the therapeutic candidate, as well as modest royalties on any net product sales for an agreed-upon period. Merck will also be granted a right of reference to the New Drug Application covering our GLUMETZA product in Merck's regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. We have no development obligations under the agreement.

        Covidien.    In November 2008, we entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company's Acuform® technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, we may also receive certain developmental milestone payments, if achieved, and is also entitled to receive royalties on sales of the products.

        In October 2009, we completed and delivered the first formulation for Covidien, which triggered a $0.5 million milestone payment to us from Covidien in October 2009. In December 2009, Covidien paid us an additional $0.5 million milestone payment, which is related to the second formulation. The second formulation is not complete and we expect to provide formulation work during the first half of 2010 to complete this formulation.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $34.3 million in 2009, $27.3 million in 2008 and $23.3 million in 2007.

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

        In June 2006, we entered into a promotion arrangement with King Pharmaceuticals (King) related to GLUMETZA under which we and King jointly commercialized GLUMETZA in the United States. GLUMETZA was launched in the United States in September 2006. In October 2007, we terminated our promotion agreement with King related to GLUMETZA, and King paid us $29.7 million in termination and other fees. King ended promotion of GLUMETZA in December 2007.

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

        Santarus began promotion of GLUMETZA in October 2008. Under the promotion agreement, Santarus is required to meet certain minimum promotion obligations during the term of the agreement,

and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. We continue to record revenue from the sales of GLUMETZA product and pay Santarus a promotion fee equal to 80% of the gross margin earned from net sales of GLUMETZA product in the United States. The promotion fee will be reduced to 75% of gross margin beginning in the fourth quarter of 2010.

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

        King Pharmaceuticals.    In June 2006, we entered into a promotion agreement with King Pharmaceuticals pursuant to which we granted King the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King was required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for its promotion of GLUMETZA, King received a promotion fee equal to fifty percent of gross margin of GLUMETZA product sales. Out-of-pocket marketing expenses were shared with King at an agreed-upon ratio, in which Depomed's share was lower than King's.

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

Proquin® XR

  General

        Proquin XR is a once-daily formulation of the antibiotic ciprofloxacin for uncomplicated urinary tract infections. We developed Proquin XR, and the FDA approved it for marketing in the United States in May 2005. Esprit Pharma (Esprit) licensed marketing rights to Proquin XR in the United States in July 2005, and launched the product in the United States in November 2005. We terminated our agreement with Esprit in July 2007 related to Proquin XR and relaunched Proquin XR with Watson in September 2007. Our agreement with Watson terminated on December 31, 2009. We are seeking to divest Proquin XR in the United States.

  Proquin XR Collaboration and Licensing Arrangements

        Watson Pharma.    In July 2007, following the termination of our Proquin XR licensing arrangement with Esprit Pharma described below, we entered into a promotion agreement with Watson Pharma, a subsidiary of Watson Pharmaceuticals, granting Watson a co-exclusive right to promote Proquin XR to the urology specialty and long-term care facilities in the United States. In September 2007, we amended the agreement to also grant Watson a co-exclusive right to promote Proquin XR to the ob/gyn specialty. Under the agreement, Watson was required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size, and received a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level. We began selling Proquin XR in September 2007 and Watson began promotion in October 2007.

        In February 2009, we amended the agreement with Watson and were no longer obligated to pay Watson a promotion fee beginning in the first quarter of 2009, and Watson performed a specified number of physician details in the first quarter of 2009.

        Under the provisions of the agreement, Watson elected to terminate the agreement early, and the promotion agreement terminated effective December 31, 2009.

        Esprit Pharma.    In July 2005, we entered into an exclusive license and marketing agreement with Esprit Pharma, Inc. pursuant to which we granted Esprit exclusive US marketing and distribution rights to Proquin XR. The agreement obligated Esprit to pay us $50.0 million in license fees; $30.0 million, which was paid in 2005, and two $10.0 million installments in July 2006 and in July 2007. The agreement also provided for royalty payments to us of 15 percent to 25 percent of Proquin XR net sales, based on escalating net sales, subject to minimum royalty obligations of $4.6 million in 2006, $5.0 million in 2007, and in subsequent years, the minimum royalty was to increase in line with annual increases in the consumer price index beginning in 2008. We also had a supply agreement with Esprit under which we provided Esprit with commercial quantities of Proquin XR.

        In July 2006, we amended the license agreement with Esprit to, among other matters, extend to December 2006 the due date on the $10.0 million license fee payment to Depomed that had been due in July 2006, to credit royalties paid to us for sales made in the fourth quarter of 2005 of Proquin XR against Esprit's $4.6 million minimum royalty obligation in 2006, and to establish a joint marketing team to periodically review and discuss all aspects of the commercialization of Proquin XR.

        In December 2006, we delivered a notice to Esprit regarding alleged breaches by Esprit of the license agreement. The alleged breaches related to Esprit's failure to make a $10.0 million license fee payment due to the Company in December 2006, and to use commercially reasonable efforts to market Proquin XR. In connection with the notice, we filed a demand for binding arbitration. Subsequent to the delivery of the notice and demand for arbitration, Esprit paid us the $10.0 million license fee payment in December 2006 and we withdrew without prejudice the notice and demand for arbitration. We also agreed to commence, in January 2007, discussions with Esprit toward a mutually agreeable, long-term restructuring of the license agreement.

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

        Rottapharm/Madaus.    In November 2005, we entered into a distribution and supply agreement for Proquin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l., that was acquired by Rottapharm (Rottapharm) in June 2007. Under the terms of the agreement, we granted an exclusive right to Rottapharm for the commercialization of Proquin XR in Europe and agreed to supply Rottapharm with commercial quantities of Proquin XR tablets in bulk form. In March 2006, Rottapharm filed a Marketing Authorization Application for Proquin XR with the Medical Products Agency in Sweden. In July 2008, the Medical Products Agency in Sweden approved the Marketing Authorization.

        In April 2009, we and Rottapharm entered into an amended and restated license agreement for Proquin XR in Europe, which amended the parties' distribution and supply agreement originally entered into in November 2005 and subsequently amended in November 2006. Under the amended and restated license agreement, we will no longer be obligated to supply commercial quantities of Proquin XR tablets in bulk form to Rottapharm as contemplated under the distribution and supply agreement, and we will now receive royalties on net sales of Proquin XR in Europe sold by Rottapharm. We are obligated to provide regulatory and manufacturing support and consultation for up to an agreed upon number of hours per month through December 31, 2010 as reasonably requested by Rottapham. The term of the amended and restated license agreement is through July 2023.

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

COMPETITION

        GLUMETZA.    GLUMETZA competes against immediate release metformin, which is marketed primarily by generic manufacturers. GLUMETZA also competes against both branded and generic extended-release versions of metformin, such as Bristol-Myers Squibb's Glucophage XR and Shinogi/Sciele Pharma's Fortamet. Generic extended-release metformin manufacturers include Barr Pharmaceuticals, Inc., ANDRX Corporation, Mylan Laboratories, Inc., Watson Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd., among others.

        GLUMETZA also competes against oral type 2 diabetes medications other than metformin, such as Takeda's Actos (pioglitazone hydrochloride), GlaxoSmithKline's Avandia (risiglitazon), Pfizer's Glucotrol (sulfonylurea) and Merck's Januvia (sitagliptin), among others.

        SeradaTM for Menopausal Hot Flashes.    If approved, Serada for hot flashes will compete against HRT, such as Pfizer's Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label. Pfizer's anti-depressant drug candidate, Pristiq, is in pre-registration and Pfizer's Aprela (estrogens) is in Phase 3 clinical trials for the treatment of hot flashes. We are aware that Pfizer has non-exclusively licensed from the University of Rochester rights to develop a hot flash product containing pregabalin under the same patent we have sublicensed exclusive rights to develop a menopausal hot flash product containing gabapentin. Accordingly, Pfizer may develop a competing hot flash product. Bionovo's Menerba completed Phase 2 clinical trials and is expected to commence Phase 3 clinical trials in 2010 for the treatment of hot flashes.

        DM-1796 for Neuropathic Pain.    Gabapentin is currently marketed by Pfizer as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer's product, Lyrica™ (pregabalin), has been approved for marketing in the United States and the European Union for the treatment of postherpetic neuralgia, diabetic neuropathy, partial seizures and fibromyalgia.

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

        Drug Delivery Technologies.    Other companies that have oral drug delivery technologies competitive with the AcuForm technology include Elan Corporation, Bristol-Myers Squibb, Teva Pharmaceutical Industries, Ltd , ALZA Corporation (a subsidiary of Johnson & Johnson), SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., and Intec Pharma, all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

PATENTS AND PROPRIETARY RIGHTS

        Our material issued United States patents and the products and product candidates they cover are as follows:

United States Patent No.		Expiration Date	Product(s) and Product Candidate(s) Covered
6,340,475		September 19, 2016	Glumetza 500mg
Proquin XR
DM-1796
Serada
6,635,280		September 19, 2016	Glumetza 500mg
Proquin XR
DM-1796
Serada
6,723,340		October 25, 2021	Glumetza 500mg
DM-1796
Serada
6,488,962		June 20, 2020	Glumetza 500mg
Glumetza 1000mg
Proquin XR
DM-1796
Serada
5,972,389		September 19, 2016	Proquin XR
7,438,927		February 26, 2024	DM-1796
Serada
6,310,098	(1)	July 21, 2020	Serada

(1)
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

        We are responsible for the supply and distribution of GLUMETZA, and we have entered into a manufacturing agreement with Patheon Puerto Rico Inc., as our sole supplier for tablets of the 500mg strength of GLUMETZA. We have two qualified suppliers for the active pharmaceutical ingredient in GLUMETZA. However, we obtain the active pharmaceutical ingredient to GLUMETZA on a purchase order basis only. We have a supply agreement with Biovail, as our sole supplier for the 1000mg formulation of GLUMETZA.

        We are also responsible for supply and distribution of Proquin XR. For the manufacture of Proquin XR tablets, we have entered into a manufacturing agreement with Patheon Puerto Rico Inc., as our sole supplier. We purchase the active ingredient for Proquin XR from Uquifa Mexico, S.A., a sole supplier to us, on a purchase order basis.

        Should DM-1796 be approved for marketing by the FDA, we will be responsible for the supply of DM-1796 product to Solvay until November 2012. We have obtained clinical and validation batches of Serada and DM-1796 from Patheon Puerto Rico Inc., our third-party manufacturer and sole supplier of Serada and DM-1796 product. We currently have no long-term supply arrangements for Serada and DM-1796 and obtain Serada and DM-1796 product on a purchase order basis. We have two qualified suppliers for the active pharmaceutical ingredient in Serada and DM-1796. However, we obtain the active pharmaceutical ingredient to Serada and DM-1796 on a purchase order basis only.

        We also obtain polyethylene oxide, one of the excipients common to GLUMETZA, Proquin XR, Serada and DM-1796, on a purchase order basis from Dow Chemical, a sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

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

MARKETING AND SALES

        In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company, with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. From 2006 through 2008, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. In 2009, following the results of our Serada Breeze 1 and Breeze 2 Phase 3 clinical trials, we reduced our sales and marketing headcount as the commercial infrastructure needed for Serada has been delayed. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

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

        Our sales and marketing personnel are also engaged in preparation for the eventual commercialization of Serada for hot flashes, and commercial and marketing assessments of existing and potential product candidates.

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

EMPLOYEES

        As of March 5, 2010, we had 73 full-time employees. At December 31, 2009, we had 75 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

        Abbott Laboratories completed its acquisition of Solvay's pharmaceutical business in February 2010. Accordingly, Abbott is now responsible for the DM-1796 license arrangement through a subsidiary. We do not yet know whether Abbott will be as committed to the development and commercialization of DM-1796 as Solvay, and we are not likely to know until some time following the completion of the acquisition. However, it is possible that Abbott's acquisition of Solvay's pharmaceutical business may adversely affect the development or commercialization of DM-1796.

Our prior clinical trials evaluating SeradaTM for menopausal hot flashes failed to meet all of their primary endpoints and there can be no assurance this product will be approved for marketing.

        In October 2009, our Phase 3 trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints. In December 2009, we met and discussed with the FDA the results of the trials and any additional clinical development that may be required to complete the program and obtain regulatory approval to market Serada in the United States. Based on the guidance from the meeting with the FDA, we expect to initiate an additional Phase 3 trial for Serada by the end of April 2010. The trial will be known as Breeze 3. There can be no assurance the results of the Breeze 3 trial will demonstrate the product candidate is sufficiently safe and effective to obtain approval for marketing.

        We will incur significant additional expenses and will not know for at least one to two years whether the drug is safe and effective such that it could be approved for marketing. Clinical development is a long, expensive and uncertain process and is subject to delays. The positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials. Accordingly, our additional Phase 3 trial may not demonstrate that Serada is effective for menopausal hot flashes. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

  •
  The outcome of our ongoing litigation against Lupin Limited seeking to prevent Lupin from marketing a generic version of GLUMETZA in the United States;

  •
  The outcome of Santarus' ongoing litigation against Par Pharmaceutical, Inc. (Par) seeking to prevent Par from marketing generic versions of Santarus' Zegerid products; and

  •
  Santarus may fail to comply with its obligations under our promotion agreement.

        Any of the preceding factors could affect Santarus' commitment to the collaboration, which, in turn, could adversely affect the commercial success of GLUMETZA. Any failure to successfully commercialize GLUMETZA could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

The timing and any potential negative outcome in the ongoing patent litigation with Lupin could adversely affect our financial condition and results of operations as it could result in the introduction of generic products prior to the expiration of the patents for GLUMETZA, as well as in significant legal expenses and diversion of management time.

        In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin for infringement of U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and

6,723,340 listed in the Orange Book for GLUMETZA. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Lupin with the FDA regarding Lupin's intent to market generic versions of the 500mg and 1000mg strengths of GLUMETZA prior to the expiration date of the asserted patents.

        We commenced the lawsuit against Lupin within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Lupin's ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires in May 2012. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to GLUMETZA prior to resolution of the litigation.

        Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the 30-month stay. An adverse outcome in this litigation could result in one or more generic versions of GLUMETZA being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to maximize the value of GLUMETZA and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Regardless of how the litigation is ultimately resolved, the litigation may be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

        We have the following programs in clinical development: DM-1796 for neuropathic pain, Serada for menopausal hot flashes, and DM-1992 for Parkinson's. We also have other product candidates in earlier stages of development.

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

        To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the years ended December 31, 2009, 2008 and 2007, we recorded total revenues of $57.7 million, $34.8 million, and $65.6 million, respectively. For the years ended December 31, 2009 and 2008 we incurred net losses of $22.0 million and $15.3 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses in fiscal year 2010. Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders' equity and working capital.

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

  •
  the outcome of our patent infringement litigation against Lupin for GLUMETZA;

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

        We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008. We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of December 31, 2009, we have $6.1 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations. Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

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

        We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin. Accordingly, physicians could prescribe another manufacturer's gabapentin to treat hot flashes in menopausal women rather than Serada, or pharmacists could seek to fill prescriptions for Serada with another manufacturer's gabapentin. Although any such "off-label" use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

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

        The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from pre-clinical studies such as toxicology studies and from human clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. Significant clinical trial delays would impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

        For example, the active ingredients in the products utilizing our Acuform delivery technology that are being developed pursuant to our collaboration with Covidien include acetaminophen in combination with opiates. In connection with concerns that consumers may inadvertently take more than the recommended daily dose of acetaminophen, potentially causing liver damage, an FDA advisory committee has recommended that prescription products containing acetaminophen in combination with prescription analgesics (including opiates) should include black box warnings and/or be removed from the market. The FDA is evaluating the recommendations and has indicated that such an evaluation will take some time. The FDA is not required to accept advisory committee recommendations. Covidien's ability or willingness to develop and market the products subject to our collaboration may be adversely affected by actions of the FDA in response to the advisory committee recommendations.

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

        Other companies that have oral drug delivery technologies competitive with the Acuform technology include Elan Corporation, Bristol-Myers Squibb, IVAX Corporation (a subsidiary of TEVA

Pharmaceutical Industries, Ltd.), Johnson & Johnson, SkyePharma plc, Biovail Corporation, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., and Intec Pharma, all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

        We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common shareholders at that time will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., pursuant to which we may sell shares of common stock at a discount to the prevailing market price ranging from approximately 3.8% to 6.4%, excluding an additional placement agent fee of approximately 1.1% payable by us on the gross offering proceeds. In addition, as other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently lease approximately 55,000 square feet of laboratory and office facilities located at 1330, 1360 and 1430 O'Brien Drive, Menlo Park, California. The lease terms for each of these facilities are through January 31, 2012, and include options exercisable by the Company to further extend any of the lease terms for an additional five years. From March 2008 through June 2009, we subleased approximately 9,000 square feet of this space.

        We expect that these facilities will accommodate our growth for the next year.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. Lupin (U.S. Generic GLUMETZA Litigation)

        In November 2009, we filed a lawsuit against Lupin for infringement of the patents listed in the Orange Book for the our GLUMETZA product. The lawsuit is in response to an Abbreviated New Drug Application filed by Lupin with the FDA regarding Lupin's intent to market generic versions of 500mg and 1000mg dosage strengths of GLUMETZA prior to the expiration of the four listed patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340). The Company has commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin's ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. An adverse outcome in this matter could substantially weaken our U.S. intellectual property.

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

        In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada.

        In February 2010, Apotex received clearance from the Minister of Health in Canada to market the generic version of the 500mg formulation of GLUMETZA. Also in February 2010, Biovail and Depomed filed a complaint in the Federal Court in Canada against Apotex for infringement of the Company's Canadian Patent No. 2,290,624.

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

ITEM 4.    RESERVED

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

        Our executive and other officers of the company and their ages as of March 5, 2010 are as follows:

Name	Age	Position
Executive Officers:
Carl A. Pelzel	59	President and Chief Executive Officer
Tammy L. Cameron	44	Vice President, Finance
Matthew M. Gosling	39	Vice President and General Counsel
Michael Sweeney, M.D.	49	Vice President, Research & Development
Other Officers:
Kera Alexander	53	Vice President, Administration and Human Resources
William Callahan	51	Vice President, Operations
Thadd M. Vargas	44	Senior Vice President, Business Development
Shay Weisbrich	57	Vice President, Marketing

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

        William Callahan joined Depomed in 2002 and has served as Vice President, Operations since November 2009. Mr. Callahan previously held the position of Senior Director of Operations. Mr. Callahan has spent most of his more than 20-year career in emerging growth companies, establishing and growing operations groups, and participating in the launch of numerous new products. Prior to Depomed, Mr. Callahan held director of operations positions at Avocet Medical, Cygnus Therapeutics, Applied Biosystems and Johnson & Johnson Lifescan. He received a B.S. degree in Chemistry from San Francisco State University.

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

        Shay Weisbrich joined Depomed as Vice President, Marketing in May 2009. Before joining the Depomed, Ms. Weisbrich was Vice President, Marketing at CV Therapeutics from May 2008 to May 2009. Prior to CV Therapeutics, Ms. Weisbrich was General Manager, Diabetes Marketing at Takeda Pharmaceuticals from April 2005 to April 2008. Ms. Weisbrich spent over 20 years at Pharmacia & Upjohn (now Pfizer) in various marketing and sales management positions, including Global Director, Strategic Marketing, Women's Health Care. She also has assumed a number of vice president positions in marketing, sales and business development at Novo Nordisk, KV Pharmaceuticals/Ther-Rx Corporation, and Gilead Sciences. Ms. Weisbrich received her B.A. and M.A. degrees in Communications Arts & Sciences from Western Michigan University.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2008 to December 31, 2009.

	High	Low
2008
First Quarter	$4.03	$2.70
Second Quarter	$3.94	$3.16
Third Quarter	$4.42	$2.95
Fourth Quarter	$3.70	$1.02
2009
First Quarter	$2.68	$1.70
Second Quarter	$3.25	$1.95
Third Quarter	$4.37	$2.89
Fourth Quarter	$6.36	$3.00

        On March 5, 2010, the closing price of our common stock was $3.16. As of March 5, 2010, there were approximately 40 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. The credit facility we entered into in June 2008 contains covenants which limit our ability to pay dividends. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2009.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes included elsewhere in this annual report on Form 10-K and also with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	Year Ended December 31,
	2009	2008(1)	2007(2)	2006	2005
Statement of Operations Data (in thousands):
Total revenues	$57,728	$34,842	$65,582	$9,551	$4,405
Total costs and expenses	79,800	51,937	18,044	51,158	30,916
Gain on litigation settlement	—	7,500	—	—	—
Gain on termination of Esprit agreements	—	—	5,000	—	—
Gain on termination of King agreement	—	—	29,584	—	—
Income (loss) from operations	(22,072)	(17,095)	47,538	(41,607)	(26,511)
Gain from extinguishment of debt	—	—	—	—	1,059
Net income (loss) before income taxes	(22,023)	(15,301)	49,811	(39,576)	(24,467)
Benefit from (provision for) income taxes	15	(1)	(592)	(83)	—
Net income (loss)	(22,008)	(15,302)	49,219	(39,659)	(24,467)
Deemed dividend on preferred stock	—	(541)	(685)	(665)	(842)
Net income (loss) applicable to common stock shareholders	(22,008)	(15,843)	48,534	(40,324)	(25,309)
Basic net income (loss) per share applicable to common stock shareholders	$(0.43)	$(0.32)	$1.06	$(0.97)	$(0.64)
Diluted net income (loss) per share applicable to common stock shareholders	$(0.43)	$(0.32)	$1.05	$(0.97)	$(0.64)
Shares used in computing basic net income (loss) per share	51,519,912	48,778,764	45,951,127	41,517,661	39,821,182
Shares used in computing diluted net income (loss) per share	51,519,912	48,778,764	46,353,207	41,517,661	39,821,182
	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Cash, cash equivalents and marketable securities	$81,759	$82,059	$69,523	$33,558	$59,073
Total assets	91,581	95,084	80,645	52,617	66,414
Deferred revenue, non-current portion	41,306	33,209	20,763	57,483	51,421
Long-term obligations, non-current portion	2,170	5,775	—	—	—
Series A convertible preferred stock	—	—	12,015	12,015	12,015
Accumulated deficit	(172,202)	(150,194)	(134,892)	(184,111)	(144,452)
Total shareholders' equity (deficit)	15,726	33,153	45,520	(27,289)	6,761

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In 2009, we completed Phase 3 clinical trials for two product candidates. In October 2009, we announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Abbott Laboratories' subsidiary, Solvay Pharmaceuticals, Inc. (Solvay) met its Phase 3 clinical trial primary endpoint with statistical significance. We expect a New Drug Application (NDA) for DM-1796 to be filed with the FDA in March 2010. Also in October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes. The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In December 2009, we met with the FDA to discuss the results of the Breeze 1 and Breeze 2 studies and any additional clinical development that may be required to obtain approval to market Serada in the United States. Based on guidance from the meeting with the FDA, we expect to initiate one additional Phase 3 trial for Serada by the end of April 2010.

        We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women's health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Our DM-1796 license and development arrangement with Solvay is an example of this strategy. Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements. Our license and development arrangement with Covidien and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

        We have developed two products which have been approved by the FDA and are currently marketed. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections.

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

Revenue Recognition

        We recognize revenue from the sale of GLUMETZA and Proquin XR products, and from license fees, milestones and royalties earned on license agreements and collaborative arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable.

  Product Sales

        We sell GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return within a period beginning six months prior to, and ending twelve months following product expiration. We began shipping GLUMETZA product to customers in the third quarter of 2006. We currently recognize revenue on shipments of GLUMETZA product at the time title transfers to our customers, which occurs at the time our product is shipped to the customer. Prior to the third quarter of 2008, we were unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for GLUMETZA over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, we concluded that we had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, we began recognizing revenue for GLUMETZA sales as revenue at the time of shipment to our customers. Consequently, in 2008, we recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. Deferred costs related to shipments of GLUMETZA previously deferred were also recognized to cost of sales. This change resulted in a one-time $5.3 million reduction of net loss for 2008. Revenues from GLUMETZA product sales are recorded net of estimated product returns, managed care rebates, wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs, chargebacks, and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

        We obtained the rights back from Esprit Pharma (Esprit) to market Proquin XR product in July 2007, and began selling Proquin XR to wholesalers and retail pharmacies in October 2007. Given our limited history of selling Proquin XR and declining prescription demand of Proquin XR, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. We have not had significant history estimating the number of patient prescriptions dispensed for Proquin XR. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. We have a deferred revenue balance of $1.6 million at December 31, 2009 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler and retail pharmacy fees and discounts and prompt payment discounts. We will recognize revenue for Proquin XR upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. Revenues from Proquin XR product sales are recorded net of estimated wholesaler and retail pharmacy fees and discounts, prompt payment discounts, chargebacks and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

  Product Sales Allowances

        We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

  •
  Product Returns—We allow customers to return product for credit on returned product that is within six months before and up to one year after its product expiration date

  •
  Managed Care Rebates—We offer discounts under contracts with certain managed care providers who do not purchase directly from us. We generally pay managed care rebates one to two months after the quarter in which prescriptions subject to the rebate are filled.

  •
  Wholesaler and Retail Pharmacy Discounts—We offer contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from us. These discounts are either taken off-invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

  •
  Prompt Pay Discounts—We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

  •
  Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state's guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

  •
  Chargebacks—We provide discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs. These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.

  •
  Patient Discount Programs—We offer loyalty card programs for GLUMETZA in which patients receive certain discounts off their prescription at participating retail pharmacies. The discounts are reimbursed by the Company approximately one to two months after the prescription subject to the discount is filled.

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs and chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances and estimated managed care rebates for GLUMETZA require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

        Beginning in the third quarter of 2008, we began recognizing GLUMETZA product sales at time title transfers to our customer, and provide for an estimate of future product returns at that time. We monitor actual return history on an individual product lot basis since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, the return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, as well as consideration of the introduction of competitive products. The shelf life of the 500mg GLUMETZA is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg GLUMETZA product shipped was 36 months from the date of tablet manufacture. Since product launch in June 2008 and through December 31, 2009, the 1000mg GLUMETZA shelf life on product shipped to customers was 24 months from the date of tablet manufacture. In 2009, based on our review of actual product returns through the end of 2009, we increased our estimate for GLUMETZA product returns. This resulted in a decrease of product sales in of approximately $0.5 million in 2009 related to sales made in prior periods.

        Because of the shelf lives of the GLUMETZA product and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve estimate for the year ended December 31, 2009 would have a cumulative financial statement impact of $1.1 million.

        Our rebate accruals for GLUMETZA are based on definitive contractual agreements with managed care providers related to the dispensing of GLUMETZA under their respective medical benefit plans. Rebates are accrued at the time of sale, and typically are paid out several months after the sale. We estimate rebates based on current and anticipated future patient usage, the applicable contractual rebate rate amounts, and our estimates of the quantity of product in the distribution channel.

        Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could materially affect our results of operations of financial position.

        A rollforward of our product sales allowances for the three years ended December, 31, 2009 is as follows:

(in thousands)	Contract Sales Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2006	$302	$—	$69	$371
Revenue Allowances:
Provision related to current period sales(2)	1,448	—	279	1,727
Recorded to balance sheet(2)	(333)	—	19	(314)
Payments and credits related to sales made in current period	(713)	—	(232)	(945)
Payments and credits related to sales made in prior periods	(302)	—	(69)	(371)

Balance at December 31, 2007	402	—	66	468
Revenue Allowances:
Provision related to current period sales(2)	5,010	1,583	762	7,355
Recorded to balance sheet(2)	(422)	—	(103)	(525)
Payments and credits related to sales made in current period	(2,299)	(177)	(612)	(3,088)
Payments and credits related to sales made in prior periods	(402)	—	(66)	(468)

Balance at December 31, 2008	2,289	1,406	47	3,742
Revenue Allowances:
Provision related to current period sales(2)	7,645	2,177	936	10,758
Provision related to sales made in prior years(3)	—	526	—	526
Recorded to balance sheet(2)	22	—	(1)	21
Payments and credits related to sales made in current period	(3,485)	(234)	(836)	(4,555)
Payments and credits related to sales made in prior periods	(2,075)	(511)	(47)	(2,633)

Balance at December 31, 2009	$4,396	$3,364	$99	$7,859

(1)
Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates, Medicaid rebates, and chargebacks.

(2)
Beginning in the third quarter of 2008, we began recognizing GLUMETZA product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time. Through December 31, 2009, the Company was unable to reasonably estimate expected returns of product at the time of shipment of Proquin XR product. Accordingly, the Company currently defers recognition of revenue on product shipments of Proquin XR, and deferred recognition of revenue prior to the third quarter of 2008 on product shipments of GLUMETZA, until the earlier of when units were dispensed through patient prescriptions or expiration of the right of return. Product sales allowances related to revenue that has been deferred are recorded on the balance sheet as a reduction of the related deferred revenue, and recognized within the income statement as a reduction of product sales in the same period the related revenue is recognized.

(3)
Adjustment represents an increase in estimate of future product returns.

  License and Collaborative Arrangements

        Revenue from license and collaborative arrangements, including license fees creditable against future royalty obligations (if any), of the licensee, is recognized when an arrangement is entered into if we have substantially completed our obligations under the terms of the arrangement and our remaining involvement is inconsequential and perfunctory. If we have significant continuing involvement under such an arrangement, license fees are deferred and recognized over the estimated performance period. License fee and collaborative payments received in excess of amounts earned are classified as deferred revenue until earned.

        We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Milestone payments received in excess of amounts earned are classified as deferred revenue until earned.

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

        As our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method, and we used the simplified method to estimate the expected term for fiscal years 2006 and 2007. However, we elected to no longer utilize the simplified method after December 31, 2007. At January 1, 2008, we concluded again that our historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of limited exercise history. For options granted after January 1, 2008, we have estimated the expected term by using the weighted average of a peer group of companies that grant options with similar vesting provisions. The expected terms used for options granted in 2008 and 2009 are 5.04 years and 5.1 years respectively.

        As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-based compensation costs are to be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method.

        Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on historical experience.

Fair Value Measurements

        Effective January 1, 2008, the Company adopted the provisions of the Fair Value Measurements topic of the Codification, which defines fair value and provides guidance for using fair value to measure certain assets and liabilities. This topic applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including cash equivalents and investments, continue to be valued at fair value on a recurring basis. This also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We apply the market approach valuation technique for fair value measurements and maximize the use of observable inputs and minimize the use of unobservable inputs. All of our cash equivalents and marketable securities are valued using quoted prices in active markets and are valued at Level 1 or Level 2 within the fair value hierarchy.

RESULTS OF OPERATIONS

Revenues

        Total revenues are summarized in the following table (in thousands):

	2009	2008	2007
Product sales:
GLUMETZA	$34,570	$30,526	$12,489
Proquin XR	524	525	13

Total product sales	35,094	31,051	12,502
Royalties:
GLUMETZA	244	371	207
Teva	1,289	1,211	—
Proquin XR	—	—	2,500

Total royalties	1,533	1,582	2,707
License and collaborative revenue:
Merck	10,000	—	—
DM-1796	6,160	—	—
GLUMETZA	2,504	1,930	2,359
AcuForm technology	2,332	202	500
Proquin XR	85	13	47,508
Other collaborative	20	64	6

Total license and collaborative revenue	21,101	2,209	50,373

Total revenues	$57,728	$34,842	$65,582

Product sales

  GLUMETZA

        The increases in GLUMETZA product sales in 2009 from 2008 was primarily driven by increased penetration in the metformin prescription market resulting from the promotion efforts by our promotion partner, Santarus, and to a lesser extent, price increases in 2009. We began selling the 1000mg GLUMETZA in June 2008. Accordingly, 2009 included a full-year of selling the 1000mg GLUMETZA as compared to a partial year in 2008.

        As noted above under "CRITICAL ACCOUNTING POLICIES—Revenue Recognition", beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales at the time title transfers to our customer, and provide for an estimate of future product returns at that time. This resulted in a one-time increase for the year ended December 31, 2008, of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. The additional increases in 2008 over 2007 included increased penetration in the metformin prescription market and price increases in 2008.

        Since October 2008, GLUMETZA has been promoted by Santarus. From February 2008 through September 2008, we promoted GLUMETZA through a contract sales organization. In October 2007, we terminated our promotion agreement related to GLUMETZA with King Pharmaceuticals, who promoted GLUMETZA since its launch in August 2006, and King's promotion obligations ended in December 2007.

        Product sales for GLUMETZA relative to its current runrate will depend in part on the success of our promotion partner, Santarus, as well any price adjustments.

  Proquin XR

        In October 2007, we re-launched Proquin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At December 31, 2009, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.6 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts and prompt payment discounts.

        The increase in Proquin XR product sales in 2008 as compared to 2007 is primarily due to a longer period of time of promotion by Watson, which began promotion in October 2007.

        In February 2009, we amended our promotion agreement with Watson, pursuant to which Watson performed a specified number of details in the first quarter of 2009. The agreement with Watson terminated effective December 31, 2009, and we currently have no sales force or promotion partner promoting Proquin XR to physicians. Accordingly, we expect product sales for Proquin XR relative to its current runrate to decrease as a result of a decrease in promotional efforts.

        We are seeking to divest Proquin XR in the United States.

Royalties

  GLUMETZA

        GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG's version of

GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

  Teva

        In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. we initiated in January 2006 related to Teva's generic Glucophage XR tablets. In connection with the settlement and license agreement we were entitled to receive up to a total of $2.5 million in future royalties on Teva's generic Glucophage XR product in the United States. For the year ended December 31, 2009, we recognized $1.3 million in royalty revenue related to this arrangement. As of December 31, 2009, a cumulative total of $2.5 million in royalties has been recognized to date, with no royalties remaining under the aggregate cap.

  Proquin XR

        Our agreements with Esprit provided for royalty payments by Esprit to us of 15 percent to 25 percent of Proquin XR net sales in the United States, based on escalating net sales and subject to certain minimum royalty amounts. Esprit's minimum royalty amount for 2006 was $4.6 million and under our amended license agreement entered into in July 2006, amounts paid by Esprit for 2005 royalties were creditable against the 2006 minimum royalty obligation. Net sales of Proquin XR by Esprit for 2005 and 2006 did not reach levels that would obligate Esprit to pay an amount greater than the minimum royalty obligation, and accordingly, Esprit paid us $4.6 million in total royalties for 2005 and 2006. In July 2007, we terminated our license agreement with Esprit, and Esprit paid us $2.5 million in royalties, representing a pro-rated amount of minimum royalties that would have been due to us under the original agreements. Esprit has no further obligations to pay us royalties on Proquin XR sales.

License and Collaborative Revenue

  GLUMETZA

        GLUMETZA license revenue for the year ended December 31, 2009 consisted primarily of license revenue recognized from the $25.0 million license fee received from Biovail in July 2005 and from the $12.0 million upfront fee received from Santarus in July 2008. We are recognizing the $25.0 million license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA. We are recognizing the $12.0 million upfront payment from Santarus as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to promotion fees we are obligated to pay Santarus for GLUMETZA in the United States.

        We received a $0.6 million upfront license fee from LG in August 2004 and a $0.5 million milestone payment in November 2006 with respect to LG's approval to market LG's extended-release metformin product that incorporates our AcuForm technology, Novamet GR, in the Republic of Korea. These payments were originally deferred and amortized as license revenue over the estimated length of time we were obligated to provide assistance in development and manufacturing. In January 2007, we amended our agreement with LG, granted LG a license to certain of the Company's intellectual property rights to manufacture the 500mg Novamet GR in exchange for royalties on net sales of Novamet GR in Korea, and removed the provisions of the original agreement providing for the supply of 500mg Novamet GR tablets by us to LG. Under the amended agreement, we no longer have continuing performance obligations to LG, and recognized the remaining $0.9 million of previously deferred license revenue in the first quarter of 2007. As a result of this one time recognition in 2007, GLUMETZA license revenue decreased in 2008 as compared to 2007.

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

  DM-1796

        DM-1796 license revenue for the three year ended December 31, 2009 relates to the $25.0 million upfront payment received from Solvay under our license agreement granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Solvay as revenue ratably until January 2013, which represents the expected maximum length of time our development and supply obligations exist under the agreement.

  Merck

        Merck license revenue for the year ended December 31, 2009 relates to the $10.0 million upfront payment received from Merck in August 2009 under our non-exclusive license agreement granting Merck a license to certain patents related to the Company's metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin. As the Company has no continuing obligations under the agreement, the $10.0 million upfront payment was fully recognized as license revenue on receipt in the third quarter of 2009 as we have no continuing obligations under the agreement.

  Other Collaborative

        Other collaborative revenue in 2009 and 2008 represents a grant received by the Michael J. Fox Foundation in relation to our DM-1992 product candidate for Parkinson's Disease.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of GLUMETZA and Proquin XR. Total costs of sales are summarized in the following table (in thousands):

	2009	2008	2007
Cost of sales	$5,257	$5,772	$2,597

        Cost of sales decreased in 2009 compared to 2008 primarily as a result of recognition of a $0.6 million provision for slow-moving Proquin XR inventory in 2008 based on Proquin XR inventory levels and expiration dates held by the Company in excess of the Company's expectations on future prescription demand.

        Cost of sales increased in 2008 over 2007 primarily as a result of an increase in GLUMETZA product sales. As noted above under "CRITICAL ACCOUNTING POLICIES—Revenue Recognition", beginning in the third quarter of 2008, we began to recognize GLUMETZA product sales at time title transfers to our customer. This resulted in a one-time increase of approximately $1.0 million in cost of sales in 2008.

        The costs of manufacturing associated with deferred revenue on Proquin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Research and Development Expense

        Our research and development expenses currently include costs for scientific personnel, supplies, equipment, outsourced clinical and other research activities, consultants, depreciation, facilities and utilities. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Total research and development expense for the each of the three years ended December 31, 2009 were as follows (in thousands):

	2009	2008	2007
Research and development expense	$34,298	$27,268	$23,337
Dollar change from prior year	7,030	3,931
Percentage change from prior year	26%	17%

        From 2007 through 2009, the majority of our research and development expense was related to DM-1796 and Serada programs. In September 2008 we started our two Phase 3 clinical trials for Serada for the treatment of menopausal hot flashes. In February 2009, we completed enrollment of our Breeze 1 Phase 3 clinical trial for Serada. In March 2009, we completed enrollment of our Breeze 2 Phase 3 clinical trial for Serada. The treatment duration of the Breeze 1 study was six months, and the treatment duration of the Breeze 2 study was three months. The trials were completed in October 2009.

        In March 2008, we initiated dosing of the first patient in a Phase 3 clinical trial for DM-1796 for post-herpetic neuralgia. The treatment duration was ten weeks. In June 2009, we completed enrollment of our clinical trial for DM-1796 and the trial was completed in October 2009.

        The increase in research and development expense in 2009 from 2008 was primarily due to increased clinical research organization expenses related to the completion of our Breeze 1 and Breeze 2 Phase 3 clinical trials for Serada.

        The increase in research and development expense in 2008 from 2007 was primarily due to higher clinical research organization expenses with the commencement of Breeze 1 and Breeze 2 Phase 3 clinical trials for Serada and commencement of our Phase 3 clinical trial for DM-1796 for the treatment of postherpetic neuralgia.

        We plan to conduct a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. The company expects to initiate the trial, which will be known as Breeze 3, by the end of April 2010 and to complete the trial by the end of the first quarter of 2011. While we expect to continue to incur significant research and development expenses resulting from the progress of Breeze 3, we expect total research and development expenses to decrease in 2010 from 2009 as a result of completion of the DM-1796 Phase 3 clinical trial during 2009.

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	2009	2008	2007
DM-1796	$11,768	$13,636	$13,928
Serada	15,146	7,463	4,114
Other projects	7,384	6,169	5,295

Total research and development expenses	$34,298	$27,268	$23,337

        The following table summarizes our principal product development initiatives as of March 2010. In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product candidate.

Program	Potential Indications	Development Status
Serada™	Menopausal hot flashes	Initial Phase 3 trials (Breeze 1 and Breeze 2) complete.
Second Phase 3 trial (Breeze 3) expected to begin April 2010.
DM-1796	Postherpetic neuralgia	Second Phase 3 trial Complete.
NDA filing expected in Q1 2010
	Diabetic peripheral neuropathy	Phase 2 trial complete.
DM-3458	Gastroesophageal reflux disease (GERD)	Proof of concept studies completed.
DM-1992	Parkinson's disease	Phase 1 study complete.
Second Phase 1 study expected in 2010.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel expenses to support our administrative and operating activities, marketing and promotion expenses associated with Serada, GLUMETZA and Proquin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows:

	2009	2008	2007
Selling, general and administrative expense:
Promotion fee expense	$23,589	$4,841	$3,012
Other selling, general and administrative expense	16,656	21,556	23,682

Total selling, general and administrative expense	$40,245	$26,397	$26,694

Dollar change from prior year	13,848	(297)
Percentage change from prior year	52%	(1%)

        The increase in selling, general and administrative expense in 2009 as compared to 2008 was primarily driven by a full year of GLUMETZA promotion fees for 2009 as compared to one quarter in 2008, as we began paying Santarus promotion fees beginning with the fourth quarter of 2008. Promotion fee expense related to the Santarus agreement was $23.6 million for the year ended December 31, 2009 compared to $4.7 million for the fourth quarter of 2008. The Company also incurred $0.1 million in promotion fee expense related to the Watson agreement during the year ended December 31, 2008. The increase in promotion fee expense was partially offset by decreases in headcount costs and other sales and marketing expenses for GLUMETZA, as a majority of those efforts have been transferred to Santarus.

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

Interest Income and Expense

	2009	2008	2007
Interest and other income	$1,050	$2,349	$2,273
Interest expense	(1,001)	(555)	—

Net interest income (expense)	$49	$1,794	$2,273

        Interest and other income decreased during in 2009 as compared to 2008 as a result of lower interest rates on our investments. Interest and other income slightly increased in 2008 from 2007 as a result of higher investment balances, which were partially offset by lower interest rates on our investments.

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

        The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock could be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remained outstanding, the number of shares into which the warrant could be converted increased as the conversion price of the warrant decreased resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2009, 2008 and 2007 we recognized Series A Preferred Stock deemed dividends of approximately zero, $0.5 million and $0.7 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price.

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

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2009	2008
Cash, cash equivalents and marketable securities (in thousands)	$81,759	$82,059

        In August 2009, we received a $10.0 million upfront payment from Merck related to our non-exclusive license agreement with Merck. In February 2009, we received a $25.0 million upfront payment from Solvay related to our license agreement for DM-1796 for PHN.

        Since inception through December 31, 2009, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license and termination fees from collaborative and license partners, and product sales.

        In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of December 31, 2009, we have not sold any common stock to Azimuth under this common stock purchase agreement.

        In June 2008, we entered into a credit facility with GECC and Oxford, to allow us capital flexibility as we funded our clinical trials. The credit facility was available in up to three tranches. The first tranche of $3.8 million was advanced to us upon the closing of the loan agreement. In July 2008, we received the second tranche of $5.6 million. The third tranche of $5.6 million was not drawn and it is no longer available to us, and GECC and Oxford waived the 2% unused line fee related to the third tranche.

        We paid interest only on the first tranche for the first six months at an interest rate of 11.59%. Thereafter, we are required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments and has an interest rate of 11.59%. As of December 31, 2009, the outstanding balance on the credit facility was approximately $6.1 million at an interest rate of 11.59%.

        Our obligations under the loan agreement with GECC and Oxford are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property. The loan agreement contains affirmative and negative covenants with which we must comply. The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. As of December 31, 2009, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events. Upon an event of default, the principal amount of the loan may become due immediately.

        As of December 31, 2009, we have accumulated net losses of $172.2 million. We expect to continue to incur operating losses in 2010. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2011. We base this expectation on our current operating plan, which may change as a result of many factors.

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

The inability to raise additional capital required to fund our operations would have a material adverse effect on our company.

        The following table summarizes our cash flow activities (in thousands):

	2009	2008	2007
Cash provided by operating activities	$1,838	$3,351	$14,661
Cash provided by (used in) investing activities	4,126	(5,123)	(35,986)
Cash (used in) provided by financing activities	(1,270)	9,525	21,125

        Cash provided by operating activities in 2009 was primarily as a result of the $25.0 million upfront payment received from Solvay in 2009, offset by our net loss for the year. Cash provided by operating activities in 2008 was primarily due to an increase in deferred revenue as a result of the $12.0 million upfront payment received from Santarus and $5.5 million from Covidien during 2008 and an increase in accrued payables, which were offset by our net loss for the year. Cash provided by operations for 2007 primarily consisted of our net income adjusted for stock-based compensation, depreciation expense and movements in working capital, including recognition of previously deferred revenue.

        Cash provided by investing activities in 2009 was approximately $4.1 million and consisted primarily of a net decrease in marketable securities to fund our operations. Cash used in investing activities in 2008 was due to a net increase in marketable securities of $5.1 million resulting from investment of proceeds from our credit facility, upfront payments received from Santarus and Covidien, as well the settlement payment we received from Teva. Cash used in investing activities in 2007 was due to a net increase in marketable securities of $35.8 million resulting from investment of termination fees received from King and the final license fee payment and termination fee received from Esprit.

        Cash used in financing activities in 2009 primarily consisted of $3.3 million in principal payments on our credit facility offset by $2.0 million of cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash provided by financing activities in 2008 consisted of proceeds from our credit facility and $0.5 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash provided from financing activities in 2007 consisted of $20.0 million in proceeds from our registered direct offering of 5,300,000 shares of common stock for $3.78 per share in April 2007 and $1.2 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations

        As of December 31, 2009, our contractual obligations are shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years		Total
Operating leases	$1,614	$1,773	$		$3,387
Long-term debt (principal)	3,845	2,243		—	6,088
Long-term debt (interest portion)	512	82		—	594
Purchase commitments	1,924	—		—	1,924

	$7,895	$4,098		$—	$11,993

        At December 31, 2009, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.3 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg GLUMETZA, and $0.6 million under our supply agreement with Biovail for the supply of 1000mg GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

        The contractual obligations reflected in this table exclude $3.0 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova. The payments relate to various milestones for the product candidate under the sublicense agreement, including submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with Santarus.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on the Company's financial statements.

        In September 2009, the FASB Emerging Issues Task Force, or EITF reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Recognition—Multiple-Element Arrangements topic of the Codification. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASC Update 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the potential impact of the adoption of ASC Update 2009-13 on the Company's financial position or results of operations for future collaborations arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2009, our marketable securities available for sale consisted of U.S. Treasury bills, U.S. government agency debt securities, U.S. corporate debt and commercial paper securities with maturity dates of less than two years. Our investments in U.S. corporate debt and commercial paper securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. Treasury and government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

        As of December 31, 2009, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 to 2 years	Total
Principal amount	$42,877	$12,027	$54,904
Fair value	$42,922	$12,016	$54,938
Average interest rate	0.96%	1.83%	1.15%

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2009. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page 79 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal accounting and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Depomed, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Depomed, Inc. and our report dated March 8, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 8, 2010

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors and corporate governance matters is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2010 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2010 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.     Financial Statements

  Report of Independent Registered Public Accounting Firm
  Balance Sheets
  Statements of Operations
  Statements of Cash Flows
  Statement of Shareholders' Equity
  Notes to Financial Statements

2.    Financial Statement Schedules

        Schedule II is included on page 120 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.    Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(3)	Certificate of Determination of Series RP Preferred Stock of the company
3.5	(4)	Bylaws, as amended
4.11	(5)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent
10.1	(6)	1995 Stock Option Plan, as amended
10.2	(7)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan
10.3	(7)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan
10.4	(7)	Form of Exercise Notice under 1995 Stock Option Plan
10.5	(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.
10.6	(8)	Form of Indemnification Agreement between the Company and its directors and executive officers
10.7	(9)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company
10.8	(10)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC
10.9	(10)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC
10.10	(11)	2004 Equity Incentive Plan, as amended
10.11	(12)	2004 Employee Stock Purchase Plan, as amended
10.12	(13)	Agreement, dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.
10.13	(14)	Offer Letter, dated June 14, 2005, between the Company and Carl Pelzel
10.14+	(15)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation
10.15+	(15)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

Exhibit	Footnote	Description of Document
10.16+	(15)	Supply Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.17+	(15)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL
10.18	(16)	Description of Non-employee Director Compensation Policy, as amended
10.19	(17)	Bonus Plan of the Company, as amended
10.20	(18)	Form of Management Continuity Agreement between the Company and certain officers of the Company
10.21	(19)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling
10.22	(8)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.23	(8)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.24	(8)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC
10.25+	(7)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.
10.26	(20)	Common Stock Purchase Agreement dated December 11, 2006 between the Company and Azimuth Opportunity Ltd. dated December 11, 2006.
10.27+	(7)	Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation
10.28	(11)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Biovail Laboratories International SRL
10.29	(21)	Offer Letter, dated August 24, 2007, between the Company and Carl A. Pelzel
10.30	(23)	Amendment to Offer Letter, dated February 18, 2008, between the Company and Carl A. Pelzel
10.31	(23)	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.
10.32+	(12)	Settlement and License Agreement dated April 4, 2008 between the Company and Teva Pharmaceuticals USA, Inc.
10.33	(12)	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
10.34	(12)	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
10.35	(12)	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC
10.36	(12)	Loan and Security Agreement dated June 27, 2008 between the Company, General Electric Capital Corporation and Oxford Finance Corporation
10.37+	(12)	Promotion Agreement dated July 21, 2008 between the Company and Santarus, Inc.
10.38+	(12)	Amendment No. 1 to Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated as of August 8, 2008.
10.39+	(22)	Exclusive License Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of November 19, 2008.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (See signature page)
31.1		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel
31.2		Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Tammy L. Cameron

Exhibit	Footnote	Description of Document
32.1		Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

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

(18)
Incorporated by reference to the Company's Form 10-Q filed on May 5, 2009

(19)
Incorporated by reference to the Company's Form 8-K filed on June 30, 2006

(20)
Incorporated by reference to the Company's Form 8-K filed on December 12, 2006

(21)
Incorporated by reference to the Company's Form 8-K filed on August 27, 2007

(22)
Incorporated by reference to the Company's Form 10-K filed on March 6, 2009

(23)
Incorporated by reference to the Company's Form 10-Q filed on May 7, 2008

+
Confidential treatment granted

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 8th day of March 2010.

DEPOMED, INC.
By	/s/ CARL A. PELZEL Carl A. Pelzel President and Chief Executive Officer

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

Signature

/s/ CARL A. PELZEL Carl A. Pelzel	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2010
/s/ TAMMY L. CAMERON Tammy L. Cameron	Vice President, Finance (Principal Accounting and Financial Officer)	March 8, 2010
/s/ PETER D. STAPLE Peter D. Staple	Chairman of the Board of Directors	March 8, 2010
/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 8, 2010
/s/ KAREN A. DAWES Karen A. Dawes	Director	March 8, 2010
/s/ JAMES A. SCHOENECK James A. Schoeneck	Director	March 8, 2010
/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Director	March 8, 2010
/s/ JULIAN N. STERN Julian N. Stern	Director	March 8, 2010
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	March 8, 2010

DEPOMED, INC.

INDEX TO FINANCIAL STATEMENTS

DEPOMED, INC. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited the accompanying balance sheets of Depomed, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Depomed, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 8, 2010

DEPOMED, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$26,821	$22,127
Marketable securities	42,922	59,932
Accounts receivable	4,840	3,099
Unbilled accounts receivable	93	576
Inventories	2,565	2,849
Prepaid and other current assets	1,185	5,404

Total current assets	78,426	93,987
Marketable securities, long-term	12,016	—
Property and equipment, net	942	900
Other assets	197	197

	$91,581	$95,084

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	15,222	12,848
Deferred product sales	1,635	1,702
Deferred license revenue	11,184	4,362
Other current liabilities	414	110
Current portion of long-term debt	3,747	3,356

Total current liabilities	32,202	22,378
Deferred license revenue, non-current portion	41,306	33,209
Long-term debt, net of current portion	2,170	5,775
Other long-term liabilities	177	569
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at December 31, 2009 and 2008	—	—
Common stock, no par value, 100,000,000 shares authorized; 52,200,358 and 51,171,377 shares issued and outstanding at December 31, 2009 and 2008, respectively	187,895	183,196
Accumulated deficit	(172,202)	(150,194)
Accumulated other comprehensive gain	33	151

Total shareholders' equity	15,726	33,153

	$91,581	$95,084

See accompanying Notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales	$35,094	$31,051	$12,502
Royalties	1,533	1,582	2,707
License and milestone revenue	21,081	2,145	50,367
Collaborative and other revenue	20	64	6

Total revenues	57,728	34,842	65,582
Costs and expenses:
Cost of sales	5,257	5,772	2,597
Research and development expense	34,298	27,268	23,337
Selling, general and administrative expense:
Promotion fee expense	23,589	4,841	3,012
Other selling, general and administrative	16,656	21,556	23,682

Total selling, general and administrative expense	40,245	26,397	26,694
Gain on termination of King agreement	—	—	(29,584)
Gain on termination of Esprit Pharma agreement	—	—	(5,000)
Gain on litigation settlement	—	(7,500)	—

Total costs and expenses	79,800	51,937	18,044

Income (loss) from operations	(22,072)	(17,095)	47,538
Other income (expenses):
Interest and other income	1,050	2,349	2,273
Interest expense	(1,001)	(555)	—

Total other income (expenses)	49	1,794	2,273

Net income (loss) before income taxes	(22,023)	(15,301)	49,811
Benefit from (provision for) income taxes	15	(1)	(592)

Net income (loss)	(22,008)	(15,302)	49,219
Deemed dividend on preferred stock	—	(541)	(685)

Net income (loss) applicable to common stock shareholders	$(22,008)	$(15,843)	$48,534

Basic net income (loss) applicable to common stock shareholders per share	$(0.43)	$(0.32)	$1.06

Diluted net income (loss) applicable to common stock shareholders per share	$(0.43)	$(0.32)	$1.05

Shares used in computing basic net income (loss) per share	51,519,912	48,778,764	45,951,127

Shares used in computing diluted net income (loss) per share	51,519,912	48,778,764	46,353,207

See accompanying Notes to Financial Statements.

DEPOMED, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock
					Accumulated Deficit		Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at Dec. 31, 2006	18,158	$12,015	42,029,411	$144,820	$(184,111)	$(13)	$(27,289)
Issuance of common stock, net of issuance costs	—	—	5,300,000	19,966	—	—	19,966
Issuance of common stock upon exercise of options	—	—	268,554	778	—	—	778
Issuance of common stock upon exercise of warrants	—	—	27,988	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	136,731	382	—	—	382
Issuance of common stock to employees	—	—	100,000	364	—	—	364
Issuance of common stock to consultants for services	—	—	2,845	10	—	—	10
Stock-based compensation	—	—	—	1,967	—	—	1,967
Comprehensive income (loss):
Net income (loss)	—	—	—	—	49,219	—	49,219
Unrealized gain on available-for-sale securities	—	—	—	—	—	123	123

Comprehensive income (loss)							49,342

Balances at Dec. 31, 2007	18,158	$12,015	47,865,529	$168,287	$(134,892)	$110	$45,520
Surrender of preferred stock and exercise of related warrants	(18,158)	(12,015)	2,914,526	12,015	—	—	—
Issuance of common stock upon exercise of options	—	—	30,614	80	—	—	80
Issuance of common stock upon exercise of warrants	—	—	160,476	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	200,232	362	—	—	362
Stock-based compensation	—	—	—	2,452	—	—	2,452
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(15,302)	—	(15,302)
Unrealized gain on available-for-sale securities	—	—	—	—	—	41	41

Comprehensive income (loss)							(15,261)

Balances at Dec. 31, 2008	—	$—	51,171,377	$183,196	$(150,194)	$151	$33,153
Issuance of common stock upon exercise of options	—	—	723,985	1,702	—	—	1,702
Issuance of common stock under employee stock purchase plan	—	—	274,996	340	—	—	340
Issuance of common stock to employees	—	—	30,000	54	—	—	54
Stock-based compensation	—	—	—	2,603	—	—	2,603
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(22,008)	—	(22,008)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(118)	(118)

Comprehensive income (loss)							(22,126)

Balances at Dec. 31, 2009	—	$—	52,200,358	$187,895	$(172,202)	$33	$15,726

See accompanying Notes to Financial Statements.

DEPOMED, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net income (loss)	$(22,008)	$(15,302)	$49,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	808	1,148	865
Employee and director stock-based compensation	2,614	2,369	2,235
Stock-based compensation issued to consultants	42	83	106
Changes in assets and liabilities:
Accounts receivable	(1,259)	(51)	5,459
Inventories	283	415	1,220
Other current assets	4,219	(2,987)	338
Accounts payable and other accrued liabilities	2,485	6,064	(6,318)
Accrued compensation	(197)	1,044	(260)
Deferred revenue	14,851	10,568	(38,203)

Net cash provided by operating activities	1,838	3,351	14,661

Investing Activities
Purchase of property and equipment	(629)	(257)	(156)
Purchases of marketable securities	(144,567)	(101,607)	(67,476)
Maturities of marketable securities	96,396	85,582	28,655
Sales of marketable securities	52,926	11,159	2,991

Net cash provided by (used in) investing activities	4,126	(5,123)	(35,986)

Financing Activities
Proceeds from long-term debt	—	9,400	—
Principal payments on long-term debt	(3,312)	—	—
Debt issuance costs	—	(316)	—
Proceeds from issuance of common stock	2,042	441	21,125

Net cash provided by (used in) financing activities	(1,270)	9,525	21,125

Net increase (decrease) in cash and cash equivalents	4,694	7,753	(200)
Cash and cash equivalents at beginning of year	22,127	14,374	14,574

Cash and cash equivalents at end of year	$26,821	$22,127	$14,374

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$935	$409	$—

Taxes	$(6)	$631	$5

See accompanying Notes to Financial Statements.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In 2009, the Company completed Phase 3 clinical trial for two product candidates. In October 2009, the Company announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that is licensed to Abbott Laboratories' subsidiary, Solvay Pharmaceuticals, Inc. (Solvay) met its primary endpoint with statistical significance. A New Drug Application (NDA) for DM-1796 is expected to be filed by Solvay with the FDA in March of 2010. Also in October 2009, the Company announced the results of Breeze 1 and Breeze 2, its Phase 3 clinical trials for SeradaTM, an extended release formulation of gabapentin for the treatment of menopausal hot flashes. The Company expects to commence another Phase 3 clinical trial for Serada in April 2010. In addition, the Company has other product candidates in earlier stages of development.

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

  •
  Product Sales:

  •
  GLUMETZA: The Company sells GLUMETZA product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. The Company began shipping GLUMETZA product to customers in the third quarter of 2006. Prior to the third quarter of 2008, the Company was unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of GLUMETZA until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for GLUMETZA over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, the Company concluded it had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, the Company began recognizing revenue for GLUMETZA sales at the time of shipment to its customers. Consequently, in 2008, the Company recognized a one time increase of $6.3 million in net product sales of GLUMETZA, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, chargebacks and prompt payment discounts. This change resulted in a one-time $5.3 million reduction to net loss and decreased net loss per share by $0.11 for the year ended December 31, 2008.

    •
    Proquin XR: The Company sells Proquin XR product to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. Given the Company's limited history of selling Proquin XR and decreasing prescription demand for Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.6 million at December 31, 2009 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

  •
  Product Sales Allowances—The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary, the Company may need to adjust these estimates,

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    which could have an effect on earnings in the period of adjustment. The Company's product sales allowances include:

    •
    Product Returns—The Company estimates product returns on sales of GLUMETZA. The Company allows customers to return product that is within six months before and up to one year after its product expiration date. The shelf life of the 500mg GLUMETZA is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg GLUMETZA product shipped was 36 months from the date of tablet manufacture. Since product launch in June 2008 and through December 31, 2009, the 1000mg GLUMETZA shelf life on product shipped to customers was 24 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, the return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, as well as consideration of the introduction of competitive products. In 2009, based on its review of actual product returns through the end of 2009, the Company increased its estimate for GLUMETZA product returns. This resulted in a decrease of product sales revenue of approximately $0.5 million for the year ended December 31, 2009 related to sales made in prior periods.

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

    •
    Medicaid Rebates—The Company participates in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state's guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The Company estimates and accrues Medicaid

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages of product sold to Medicaid recipients and estimated levels of inventory in the distribution channel.

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

    •
    Patient Discount Programs—The Company offers loyalty card programs to patients for GLUMETZA in which patients receive certain discounts at participating retail pharmacies that are reimbursed by the Company. The Company estimates and accrues future redemptions based on historical redemption activity.

  •
  Royalties—Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured.

    In April 2008, the Company entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) in which the Company was entitled to receive royalties from Teva on sales by Teva or its affiliates of generic Glucophage®XR in the United States, subject to a $2.5 million aggregate royalty cap that was met during 2009. The royalties were calculated as a percentage of sales by Teva of generic Glucophage XR in the United States, as reported by a third-party market research company. The Company accrued royalties from Teva each quarter based on Teva's sales of generic Glucophage XR reported by the third-party market research company for that quarter. See Note 2 of the Notes to Financial Statements for further information on the settlement and license agreement with Teva.

    Royalties received under the Company's agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

    The Company recognized royalties under its license agreement with Esprit Pharma, Inc. (Esprit) based on Esprit's sales of Proquin XR, net of any estimated returns, discounts, rebates and chargebacks, subject to minimum annual royalties. The license agreement with Esprit was terminated in July 2007. See Note 2 of the Notes to Financial Statements for additional information with respect to the termination agreement with Esprit.

  •
  License and Collaborative Arrangements—Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company's remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    inception of the agreement and (2) the fees are nonrefundable. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-Based Compensation

        The compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. Depomed estimates forfeitures based on historical experience.

        As the historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term, the company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method through December 31, 2007. At January 1, 2008, the Company concluded again that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of the Company's limited exercise history and elected to no longer utilize the simplified method. For options granted after January 1, 2008, the Company has estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. The expected term used for options granted in 2009 is 5.1 years. See Note 10 of the Notes to Financial Statements for further information regarding Depomed's stock-based compensation expense

Research and Development Expense and Accruals

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

Shipping and Handling Costs

        Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Statements of Operations.

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2009, 2008 and 2007 were $0.7 million, $1.8 million and $2.2 million, respectively. At December 31, 2009, the Company had approximately $0.1 million in prepaid samples classified within prepaid expenses and other current assets.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Unrealized holding gains and losses on the Company's available-for-sale securities are reported separately in shareholders' equity and included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 has been reflected in the Statements of Shareholders' Equity.

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. government and financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline. Realized gains or losses have been insignificant and are included in "interest and other income" in the Statement of Operations.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 5 of the Notes to Financial Statements). Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

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

Net Income (Loss) Per Common Share

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, plus dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income (loss) per share when their effect is dilutive. Basic and diluted earnings per share are calculated as follows:

	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(22,008)	$(15,843)	$48,534
Denominator:
Weighted-average common shares outstanding	51,520	48,779	45,951

Denominator for basic net income (loss) per share	51,520	48,779	45,951

Dilutive effect of:
Options to purchase common stock	—	—	246
Warrants	—	—	156

Denominator for diluted net income (loss) per share	51,520	48,779	46,353

Basic net income (loss) per share	$(0.43)	$(0.32)	$1.06

Diluted net income (loss) per share	$(0.43)	$(0.32)	$1.05

        For the years ended December 31, 2009, 2008 and 2007, 5.6 million, 5.6 million and 7.0 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

Income Taxes

        Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not. See Note 14 of the Notes to the Financial Statements for further discussion on income taxes.

Segment Information

        The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company's revenues from product sales are related to sales of GLUMETZA and Proquin XR in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Europe, Canada and Korea.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company is subject to credit risk from its accounts receivable related to product sales. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 38%, 35% and 21% of GLUMETZA and Proquin XR shipments for the year ended December 31, 2009. These three customers individually comprised 48%, 30% and 15%, respectively, of GLUMETZA and Proquin XR accounts receivable as of December 31, 2009. Three wholesale distributors represented 36%, 35% and 19% of GLUMETZA and Proquin XR shipments for the year ended December 31, 2008. These three customers individually comprised 30%, 42% and 19%, respectively, of GLUMETZA and Proquin XR accounts receivable as of December 31, 2008. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that all of its past due accounts receivable are collectible. Accounts receivable balances related to product sales were $4.9 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively.

        The Company relies on a single third-party manufacturer in Puerto Rico to manufacture 500mg GLUMETZA and Proquin XR. The Company relies on a single third-party manufacturer in Canada to manufacture 1000mg GLUMETZA. The Company also relies on two third-party suppliers for the supply of metformin hydrochloride, the active pharmaceutical ingredient in GLUMETZA and a single third-party supplier for the supply of ciprofloxacin hydrochloride, the active pharmaceutical ingredient in Proquin XR.

Recently Issued Accounting Standards

        In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on the Company's financial statements.

        In September 2009, the FASB Emerging Issues Task Force, or EITF reached a consensus on Accounting Standards Codification Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Recognition—Multiple-Element Arrangements topic of the Codification. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 on the Company's financial position or results of operations for future collaborations arrangements.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        The Company was responsible for completion of the Phase 3 clinical trial for DM-1796 in PHN, which was completed in 2009, and will be responsible for certain other regulatory support activities through NDA approval. Solvay is responsible for the NDA filing and has the option to develop DM-1796 in further pain indications other than PHN. If Solvay elects to develop DM-1796 in fibromyalgia, the Company has a right of first negotiation for co-promote rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

        The license agreement will expire with the last to expire of the Company's patents covering DM-1796, subject to early termination in certain circumstances. The Company will be responsible for the manufacture of DM-1796 for up to four years from the effective date of the license agreement, pursuant to a supply agreement to be entered into by Depomed and Solvay.

        The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company's development and supply obligations under the agreement which is estimated to be through January 2013. For the year ended December 31, 2009, the Company recognized $6.2 million in license revenue under the arrangement. The remaining deferred revenue balance is $18.8 million as of December 31, 2009.

        Abbott Laboratories (Abbott) acquired the pharmaceutical business of Solvay in a transaction that closed in February 2010. Accordingly, following the closing of the transaction, Abbott is responsible for the Company's DM-1796 license arrangement with Solvay, either directly or through a subsidiary.

Santarus, Inc.

        In July 2008, the Company entered into a promotion agreement with Santarus, Inc. granting Santarus exclusive rights to promote GLUMETZA in the United States. Santarus paid the Company a $12.0 million upfront fee, and based on the achievement of specified levels of annual GLUMETZA net product sales, Santarus may be required to pay the Company additional one-time sales milestones totaling up to $16.0 million.

        Santarus began promotion of GLUMETZA in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company continues to record revenue from the sales of GLUMETZA product, and starting in October 2008, began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

of GLUMETZA product in the United States. The promotion fee will be reduced to 75% of gross margin beginning in the fourth quarter of 2010. For the years ended December 31, 2009 and 2008, the Company recognized $23.6 million and $4.7 million, respectively, in promotion fee expense under the agreement, which is classified within selling, general and administrative expense.

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

        The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement for promotion fees it is obligated to pay Santarus. For the years ended December 31, 2009 and 2008, the Company recognized $0.9 million and $0.4 million respectively in license revenue related to the amortization of the upfront payment. The remaining deferred revenue balance is $10.7 million as of December 31, 2009.

Merck & Co., Inc.

        In July 2009, the Company entered into a non-exclusive license agreement with Merck & Co., Inc. (Merck) granting Merck a license to certain patents related to the Company's metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

        Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain Depomed patents directed to metformin extended release technology. In exchange, the Company received a $10.0 million upfront fee in August 2009. The Company is also eligible to receive a milestone payment upon filing of the New Drug Application for the therapeutic candidate, as well as modest single digit royalties on any net product sales for an agreed-upon period. Merck will also be granted a right of reference to the New Drug Application covering the Company's GLUMETZA product in Merck's regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. The Company has no development obligations under the agreement. The Company recognized the entire $10.0 million upfront payment as license revenue in the third quarter of 2009.

Covidien

        In November 2008, the Company entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company's AcuForm® technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

receive certain developmental milestone payments, if achieved, and is also entitled to receive royalties on sales of the products.

        In October 2009, the first formulation was completed by the Company and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien received in October 2009. Because the non-refundable milestone was achieved and substantive in nature, and achievement was not reasonably assured at the inception of the agreement, the Company recognized the entire $0.5 million milestone payment as revenue in the fourth quarter of 2009.

        In December 2009, the Company received a second $0.5 million milestone payment from Covidien related to the development of a formulation for the second product candidate under the agreement. Although the milestone payment was received by the Company, the development of the second formulation was not complete as of December 31, 2009, and the Company has additional formulation work to perform in 2010 in order to achieve the milestone. Accordingly, the Company has not recognized the second $0.5 million milestone payment as revenue, and the balance is included in deferred license revenue at December 31, 2009.

        The $5.5 million in upfront payments is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement. For the years ended December 31, 2009 and 2008, the Company recognized $1.8 million and $0.2 million respectively in license revenue under the agreement. The remaining deferred revenue balance is $3.5 million as of December 31, 2009.

Watson Pharma, Inc.

        In July 2007, the Company entered into a promotion agreement with Watson Pharma, Inc. (Watson) granting Watson a co-exclusive right to promote Proquin XR to the urology specialty and to long-term care facilities in the United States. In September 2007, the agreement was amended to also grant Watson a co-exclusive right to promote Proquin XR to the obstetrics/gynecology (ob/gyn) specialty. The Company re-launched Proquin XR in September 2007 and Watson commenced promotion in October 2007.

        Watson was required to deliver a minimum number of annual sales detail calls and maintain a sales force of a minimum size and received a promotion fee equal to an agreed upon portion of gross margin attributable to the urology and ob/gyn specialties and long-term care facilities above an agreed upon baseline level.

        In February 2009, the Company and Watson Pharma, Inc. (Watson) further amended the promotion agreement between the parties, pursuant to which Watson performed a specified number of physician details during the first quarter of 2009, and the Company was no longer obligated to pay Watson promotion fees beginning in 2009, and thereafter.

        Under the provisions of the agreement, Watson elected to terminate the agreement early, and the promotion agreement terminated effective December 31, 2009.

        The Company recognized promotion fee expense under the agreement of approximately $0.1 million for the year ended December 31, 2008 and zero for the years ended December 31, 2009 and 2007, respectively.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

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

        The Company also received ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which was calculated as a percentage of sales, as reported by a third-party market research company. The royalty was subject to a $2.5 million aggregate cap, which was met during the third quarter of 2009. For the years ended December 31, 2009 and 2008, the Company recognized $1.3 and $1.2 million in royalty revenue related to this arrangement, respectively. As of December 31, 2009, a cumulative total of $2.5 million in royalties has been recognized to date under the settlement, with no royalties remaining under the aggregate cap.

King Pharmaceuticals, Inc.

        In June 2006, the Company entered into a promotion agreement with King Pharmaceuticals, Inc. (King), pursuant to which King was granted the co-exclusive right to promote GLUMETZA in the United States. Under the agreement, King was required to promote GLUMETZA to physicians in the United States through its sales force, to deliver a minimum number of annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size. In consideration for King's promotion of GLUMETZA, the Company was required to pay King a promotion fee equal to fifty percent of gross margin, which was defined in the agreement as sales of GLUMETZA, net of actual returns, estimated discounts, estimated rebates and estimated chargebacks, minus cost of goods sold.

        In October 2007, the Company and King terminated the promotion agreement and King paid the Company $29.7 million in termination fees. As a result of the agreement termination and related termination fee, the Company recognized a gain of $29.6 million within operating income in the fourth quarter of 2007. Beginning in the fourth quarter of 2007, the Company was no longer obligated to pay King promotion fees on sales of GLUMETZA in the United States. The Company recognized $3.0 million in promotion fee expense for the year ended December 31, 2007 under the agreement, which has been classified in selling, general and administrative expense.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

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

        The Company recognized $47.5 million of license revenue related to these upfront fees for the year ended December 31, 2007. The Company recognized $2.5 million of royalty revenue under the agreements for the year ended December 31, 2007.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

May 2005, Biovail received a Notice of Compliance for the 500mg and 1000mg strengths of GLUMETZA from the Therapeutic Products Directorate of Canada to market the products in Canada.

        In October 2005, the Company delivered a notice of breach to Biovail and subsequently filed suit in respect of its license agreement with Biovail, related to the failure of Biovail to make the first commercial sale of the 500mg strength GLUMETZA within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Biovail and entered into an amended license agreement whereby the Company granted to Biovail an exclusive license in Canada to manufacture and market the 500mg formulation of GLUMETZA and the Company established its right to manufacture and market the 500mg GLUMETZA in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Biovail on net sales of the 500mg GLUMETZA in the United States and to use Biovail as the Company's sole supplier of the 1000mg GLUMETZA. The Company recognized $1.6 million, $1.5 million and $1.5 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2009, 2008 and 2007, respectively. The remaining deferred revenue balance related to the $25.0 million upfront payment was $18.9 million as of December 31, 2009.

        Under the agreement, Biovail is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg GLUMETZA and one percent on Canadian net sales of the 1000mg GLUMETZA. In July 2007, the royalty percentage increased to ten percent on Canadian net sales of the 500mg GLUMETZA, and returned to six percent in January 2008, on FDA approval of the 1000mg formulation of GLUMETZA in the United States. The Company recognized royalty revenue under the agreement of $0.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company is obligated to pay Biovail royalties of one percent on net sales of the 500mg GLUMETZA in the United States. The Company recognized royalty expense under the agreement of $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

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

        The Company recognized $0.9 million of license revenue related to the agreements for the year ended December 31, 2007.

Rottapharm/Madaus S.r.l.

        In November 2005, the Company entered into a distribution and supply agreement for Proquin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l, that was acquired by Rottapharm in June 2007. Under the terms of the agreement, the Company granted an exclusive right to Madaus for the commercialization of Proquin XR in Europe. The agreement was amended in April 2009 and removed provisions obligating the Company to supply commercial quantities of tablets to Rottapharm, but obligates the Company to provide regulatory and manufacturing support and consultation for up to an agreed upon number of hours through December 31, 2010. The Company will receive royalties on net sales of Proquin XR by Rottapharm in Europe. The term of the amended agreement is through July 2023.

        In January 2006, Madaus paid the Company a $0.2 million license fee, which is being amortized ratably through December 2010. In March 2006, Madaus filed a Marketing Authorization Application (MAA) for Proquin XR with the Medical Products Agency in Sweden, and received approval in July 2008. The Company has recognized approximately $84,000, $13,000 and zero in license revenue under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining deferred revenue balance is approximately $0.1 million as of December 31, 2009.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        In August 2008, Rottapharm/Madaus paid the Company an advance payment of $0.3 million intended for future product supply. The $0.3 million advance payment will now be applied toward future royalties due to the Company under the amended and restated license agreement.

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

        The Company paid PharmaNova an upfront license fee of $0.5 million and paid an additional $0.5 million upon dosing of the first patient in the Company's Phase 3 trials for the product. The Company is required to pay PharmaNova $1.0 million upon submission to the FDA of a New Drug Application for the product, and $2.0 million upon FDA approval of an NDA. The agreement also provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. The Company also paid PharmaNova consultancy fees of $0.3 million over a ten month period beginning in November 2006. The Company has recognized zero, $0.5 million and $0.2 million of research and development expense under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

Supernus Pharmaceuticals, Inc.

        In September 2006, Depomed entered into a collaboration agreement with Supernus Pharmaceuticals, Inc. to develop through a Phase 1 study a product candidate leveraging the Company's AcuForm drug delivery technology. The cost and ownership of the program will be shared between the parties equally. The collaboration agreement includes provisions pursuant to which the parties may negotiate and enter into a definitive agreement for the further development and for commercialization, by either or both parties, of the product candidate. The feasibility phase of the collaboration was completed in April 2008 and both parties have elected not to continue to develop the product candidate. The Company recognized approximately $4,000, $0.2 million and $0.7 million of research and development expense under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES

        Securities classified as available-for-sale as of December 31, 2009 and 2008 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$21,186	$—	$—	$21,186
Total maturing within 1 year and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	7,900	1	—	7,901
U.S. government agency debt securities	12,989	40	—	13,029
U.S. Treasury securities	21,988	9	(5)	21,992
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	12,027	1	(12)	12,016
U.S. Treasury securities	—	—	—	—

Total available-for-sale	$79,090	$51	$(17)	$76,124

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$20,155	$—	$—	$20,155
Total maturing within 1 year and included in marketable securities:
Commercial paper	2,984	7	—	2,991
U.S. corporate debt securities	7,648	5	(6)	7,647
U.S. government agency debt securities	18,893	92	—	18,985
U.S. Treasury securities	30,256	53	—	30,309
Total maturing between 1 and 2 years and included in marketable securities:
Commercial paper	—	—	—	—
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	—	—	—	—

Total available-for-sale	$79,936	$157	$(6)	$80,087

        At December 31, 2009, the Company had fourteen securities in an unrealized loss position.

        The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$—	$—	$—	$—	$—	$—
U.S. corporate debt securities	3,999	—	—	—	3,999	—
U.S. government agency debt securities	8,005	(12)	—	—	8,005	(12)
U.S. Treasury securities	13,964	(5)	—	—	13,964	(5)

Total available-for-sale	$25,968	$(17)	$—	$—	$25,968	$(17)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the related unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of December 31, 2009.

        Effective January 1, 2008, the Company adopted the provisions of the Fair Value Measurements topic of the Codification. This defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

        The adoption of this topic did not have a material impact on the Company's financial position, results of operations or cash flows.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$21,186	$—	$—	$21,186
Commercial paper	—	—	—	—
U.S. corporate debt securities	—	7,901	—	7,901
U.S. government agency debt securities	—	25,045	—	25,045
U.S. Treasury securities	—	21,992	—	21,992

Total	$21,186	$54,938	$—	$76,124

        The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$20,155	$—	$—	$20,155
Commercial paper	—	2,991	—	2,991
U.S. corporate debt securities	—	7,647	—	7,647
U.S. government agency debt securities	—	18,985	—	18,985
U.S. Treasury securities	—	30,309	—	30,309

Total	$20,155	$59,932	$—	$80,087

        There are no financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008

NOTE 4. INVENTORIES

        Inventories relate to the manufacture of the Company's GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Raw materials	$49	$266
Work-in-process	—	127
Finished goods	2,453	2,392
Deferred costs	63	64

Total	$2,565	$2,849

        Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Furniture and office equipment	$1,029	$991
Laboratory equipment	4,396	4,301
Leasehold improvements	3,151	3,049
Construction in Progress	398	41

	8,974	8,382
Less accumulated depreciation	(8,032)	(7,482)

Property and equipment, net	$942	$900

        There was no property and equipment included under capitalized leases as of December 31, 2009 or December 31, 2008. Depreciation expense was $0.6 million, $1.0 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Accounts payable	$709	$559
Accrued compensation	2,404	2,601
Accrued clinical trial expense	221	661
Accrued rebates and sales discounts	4,396	2,289
Allowance for product returns	3,364	1,406
Accrued promotion fee	1,752	1,435
Other accrued liabilities	2,376	3,897

Total accounts payable and accrued liabilities	$15,222	$12,848

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Deferred revenue, current portion:
Deferred product sales	$1,635	$1,702
Deferred license revenue, current portion:
Solvay	6,245	—
Biovail	1,598	1,598
Santarus	905	905
Covidien	2,333	1,833
Madaus	103	26

Deferred license revenue, current portion	11,184	4,362

Deferred revenue, current portion	12,819	6,064

Deferred license revenue, non-current portion:
Solvay	12,592	—
Biovail	17,296	18,894
Santarus	9,787	10,691
Covidien	1,631	3,464
Madaus	—	160

Deferred license revenue, non-current portion	41,306	33,209

Total deferred revenue	$54,125	$39,273

        Deferred product sales as of December 31, 2009 and 2008 relate to Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy for Proquin XR.

        Deferred license revenue relates to upfront payments received by the Company under license and marketing agreements with its partners. At December 31, 2009, deferred license revenue consisted primarily of upfront license fee payments received from Solvay, Biovail, Santarus and Covidien. At December 31, 2008, deferred license revenue consisted primarily of upfront license fee payments received from Biovail, Santarus and Covidien.

        In December 2004, the Company received a $25.0 million license fee payment under its agreements with Biovail. The $25.0 million license fee is being recognized as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA.

        In July 2008, the Company received a $12.0 million upfront payment under its promotion agreement with Santarus. The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to promotion fees it is obligated to pay Santarus.

        In November 2008, the Company received a $5.5 million in upfront payment under its license agreement with Covidien. The Company is recognizing the $5.5 million upfront payment as revenue

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7. DEFERRED REVENUE (Continued)

ratably until November 2011, which represents the estimated length of time the Company's formulation development obligations exist under the agreement. In December 2009, the Company received a $0.5 million milestone payment from Covidien related to the development of a formulation for the second product candidate under the agreement. Although the milestone payment was received by the Company, the development of the second formulation is not complete, and the Company has additional formulation work to perform in order to achieve the milestone. Accordingly, the Company has not recognized the second $0.5 million payment as revenue, and the balance is included in deferred license revenue at December 31, 2009.

        In February 2009, the Company received a $25.0 million upfront payment under its exclusive license agreement with Solvay. The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company's development and supply obligations under the agreement which is estimated to be through January 2013.

NOTE 8. LONG-TERM DEBT

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

        The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%. Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of the debt issuance costs, was $1.0 million and $0.6 million for the years ended December 31, 2009 and 2008 respectively.

        As of December 31, 2009, the outstanding balance under the facility was $6.1 million, and the unamortized portion of the debt issuance costs was $0.2 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
2010	$3,845	$512
2011	2,243	82

Total	$6,088	$594

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT (Continued)

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

        The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of December 31, 2009.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its facilities under non-cancelable operating leases that expire in January 2012 with options to extend the lease terms for an additional five years. The leases are subject to annual increases on the anniversary of the commencement dates. Rent expense was $1.4 million, $1.2 million and $1.2 million years ended December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009 future minimum payments under operating leases for facilities and equipment were as follows (in thousands):

2010	$1,614
2011	1,636
2012	137

Total	$3,387

Manufacturing Agreements

        The Company has entered into a manufacturing arrangement with MOVA Pharmaceuticals, a subsidiary of Patheon, Inc. (Patheon) pursuant to which Patheon will manufacture commercial quantities of GLUMETZA and Proquin XR for the Company. The Company also has a supply agreement with Biovail in which Biovail provides the Company with commercial quantities of the 1000mg GLUMETZA. As of December 31, 2009 the Company has non-cancelable purchase orders and minimum purchase obligations for 2010 totaling approximately $1.9 million under these arrangements.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK-BASED COMPENSATION

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

        As described in Note 1 of the Notes to Financial Statements, the Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. In 2007, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. In 2008 and 2009, the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Employee and Director Stock Options
Risk-free interest rate	1.64 – 2.82%	1.61 – 3.02%	3.42 – 5.09%
Dividend yield	None	None	None
Expected option term (in years)	5.10	5.04	5.25 – 6.06
Expected stock price volatility	65.3 – 71.1%	58.2 – 64.4%	53.2 – 63.9%

        The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Employee Stock Purchase Plan
Risk-free interest rate	0.15 – 0.97%	0.44 – 2.51%	2.90 – 4.98%
Dividend yield	None	None	None
Expected option term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected stock price volatility	86.5 – 107.8%	65.8 – 114.2%	59.6 – 83.6%

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK-BASED COMPENSATION (Continued)

        The following table presents stock-based compensation expense recognized for stock options, stock awards and the ESPP in the Company's Statements of Operations (in thousands):

	2009	2008	2007
Cost of sales	$23	$23	$24
Research and development expense	885	718	695
Selling, general and administrative expense	1,749	1,711	1,622

Total	$2,657	$2,452	$2,341

        The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were $1.26, $1.62 and $1.62, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2009, 2008 and 2007 were $1.39, $1.05 and $1.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $1.1 million, $0.1 million and $0.2 million, respectively. The total fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $2.4 million and $1.6 million, respectively. At December 31, 2009, Depomed had $2.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.0 years. Cash received from stock option exercises was $1.7 million, $0.1 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2009. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the activity for the three years ended December 31, 2009 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2006	3,071,402	$4.31
Options exercised	(266,949)	2.89
Options forfeited	(990,316)	5.13
Options expired	(251,767)	3.82

Options outstanding at December 31, 2007	1,562,370	$4.12
Options exercised	(21,905)	2.51
Options forfeited	—	—
Options expired	(143,578)	7.42

Options outstanding at December 31, 2008	1,396,887	$3.80
Options exercised	(418,397)	2.33
Options forfeited	—	—
Options expired	(193,790)	5.07

Options outstanding at December 31, 2009	784,700	$4.28
Options exercisable and expected to become exercisable at December 31, 2009	784,700	$4.28
Options exercisable at December 31, 2009	784,700	$4.28

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	1.48	$246
Options exercisable and expected to become exercisable at December 31, 2009	1.48	$246
Options exercisable at December 31, 2009	1.48	$246

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2009 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.71 – $2.90	172,300	2.05	$1.92	172,300	$1.92
$3.40 – $3.75	197,000	0.64	3.66	197,000	3.66
$4.25 – $5.25	165,250	0.44	4.43	165,250	4.43
$5.80 – $6.76	245,150	2.42	6.27	245,150	6.27
$7.32	5,000	4.21	7.32	5,000	7.32

	784,700	1.48	$4.28	784,700	$4.28

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at December 31, 2009 was 6,750,000 shares, of which 1,444,051 were available for future issuance.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the activity for the three years ended December 31, 2009 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2006	2,142,943	$5.49
Options granted at fair market value	2,445,185	2.81
Options exercised	(1,605)	3.84
Options forfeited	(1,083,317)	4.82

Options outstanding at December 31, 2007	3,503,206	$3.82
Options granted at fair market value	917,071	3.08
Options exercised	(8,709)	2.87
Options forfeited	(189,413)	4.16

Options outstanding at December 31, 2008	4,222,155	$3.65
Options granted at fair market value	1,267,000	2.21
Options exercised	(305,588)	2.38
Options forfeited	(341,762)	3.48
Options expired	(5,194)	5.30

Options outstanding at December 31, 2009	4,836,611	$3.34
Options exercisable and expected to become exercisable at December 31, 2009	4,506,683	$3.40
Options exercisable at December 31, 2009	3,108,490	$3.76

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	6.88	$3,156
Options exercisable and expected to become exercisable at December 31, 2009	6.74	$2,819
Options exercisable at December 31, 2009	5.94	$1,594

        Information regarding the stock options outstanding at December 31, 2009 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.49 – $1.98	1,642,346	8.03	$1.87	951,598	$1.89
$2.05 – $3.31	1,170,420	7.78	2.73	568,848	2.98
$3.38 – $4.37	975,608	6.99	3.86	598,690	3.99
$4.40 – $6.29	1,029,237	3.94	5.80	970,687	5.84
$6.36 – $7.78	19,000	4.80	7.48	18,667	7.50

	4,836,611	6.88	$3.34	3,108,490	$3.76

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. SHAREHOLDERS' EQUITY

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. SHAREHOLDERS' EQUITY (Continued)

        The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock could be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remained outstanding, the number of shares into which the warrant could be converted increased as the conversion price of the warrant decreased resulting in additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2009, 2008 and 2007 the Company recognized Series A Preferred Stock deemed dividends of approximately zero, $0.5 million and $0.7 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price.

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

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2009 was 1,000,000, of which 106,727 shares were available for future issuance.

        In 2009, the Company sold 274,996 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $1.24 with proceeds of approximately $0.3 million. In 2008, the Company sold 200,232 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $1.81 with proceeds of approximately $0.4 million.

Warrant and Option Exercises

        During 2009 and 2008, the Company issued zero and 160,476 shares of common stock, respectively, to warrant holders subject to a cashless exercise feature of the exercised warrants. As of December 31, 2009, the Company has no warrants outstanding.

        Employees and consultants exercised options to purchase 723,985 shares of the Company's common stock with net proceeds to the Company of approximately $1.7 million during the year ended December 31, 2009. Employees and consultants exercised options to purchase 30,614 shares of the Company's common stock with net proceeds to the Company of approximately $0.1 million during the year ended December 31, 2008.

Shareholder Rights Plan

        On April 21, 2005, the Company adopted a shareholder rights plan, (the Rights Plan). Under the Rights Plan, the Company distributed one preferred share purchase right for each share of common

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. SHAREHOLDERS' EQUITY (Continued)

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

Equity Line of Credit

        In December 2006, the Company entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase up to the lesser of (a) $30,000,000 of the Company's common stock, or (b) 8,399,654 shares of common stock, which was equal to the number of shares that is one less than 20% of the issued and outstanding shares of the Company's common stock as of December 11, 2006. The term of the original agreement was 24 months. In August 2008, the agreement was amended and the agreement was extended an additional 24 months until December 2010. From time to time over the term of the Purchase Agreement, and at the Company's discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of its common stock, subject to certain limits and so long as specified conditions are met. The shares of common stock will be sold at a discount ranging from 3.8% to 6.4%, which varies based on a threshold price set by the Company. Upon each sale of the Company's common stock to Azimuth under the agreement, the Company has also agreed to pay Reedland Capital Partners a placement fee equal to 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase the Company's common stock when the price of the Company's common stock is below $2 per share. As of December 31, 2009, the Company has not sold any shares under this common stock purchase agreement.

NOTE 12. RELATED PARTY TRANSACTIONS

Retirement of John W. Fara, Ph.D.

        In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company. Dr. Fara continued to serve as a member of the Company's Board of Directors until May 2008. The Company entered into a consulting agreement with Dr. Fara in August 2007, pursuant to which Dr. Fara provided consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company paid Dr. Fara $20,833 per month for his consulting services, reimbursed Dr. Fara for COBRA and life insurance premiums. For the years ended December 31, 2009, 2008 and 2007 the Company incurred expense of approximately zero, $250,000 and $90,000, respectively, associated with this consulting agreement.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. RELATED PARTY TRANSACTIONS (Continued)

        During the period of his consultancy, Dr. Fara continued to vest in all of his currently unvested stock options, and his vested stock options remained exercisable. For the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $30,000, $74,000 and $67,000, respectively, in stock compensation expense associated with these awards.

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

        The Company also entered into a consulting agreement with Mr. Hamilton, and paid Mr. Hamilton $25,667 per month for his consulting services from October 10, 2007 through October 10, 2008. For the years ended December 31, 2009, 2008 and 2007, the Company incurred expense of approximately zero, $248,000 and $64,000, respectively, associated with this consulting agreement.

NOTE 13. REDUCTION IN FORCE

        In October 2009, the Company reduced its workforce by six employees, or approximately 7% of its full-time staff to align its workforce with its anticipated staffing needs. The total cost of the workforce reduction was approximately $0.4 million, which consists of cash payments for severance, medical insurance and outplacement services and was recognized as expense during the year ended December 31, 2009. Severance expense of approximately $0.3 million and $0.1 million was recognized in research and development expense and selling, general and administrative expense, respectively, for the year ended December 31, 2009.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(18)	$(5)	$470
State	(2)	1	118
Foreign	5	5	4

	(15)	1	592

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for (benefit from) income taxes	$(15)	$1	$592

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Tax at federal statutory rate	$(7,488)	$(5,202)	$16,936
State tax, net of federal benefit	(2)	1	118
Foreign tax	5	5	4
Net operating losses not benefited (benefited)	6,774	4,687	(17,364)
Federal—AMT	—	—	470
Other	696	510	428

	$(15)	$1	$592

        The Company's tax provisions for the year ended December 31, 2009 and 2008 is due to foreign taxes withheld on license revenue related to the Company's agreement with LG by the Republic of Korea offset by refundable credits. No provisions for federal income taxes have been recorded for the years ended December 31, 2009 and 2008 due to operating losses. For the year ended December 31, 2007, federal and state income tax provisions were based on the Company's alternative minimum tax, as the Company utilized net operating loss carryforwards.

        As of December 31, 2009, the Company has net operating loss carryforwards for federal income tax purposes of approximately $94.0 million, which expire in the years 2021 through 2029 and federal research and development tax credits of approximately $5.7 million which expire in the years 2011 through 2029. Net operating loss carryforwards for state income tax purposes are approximately $77.0 million, which expire in the years 2013 through 2029 and state research and development tax credits are approximately $5.0 million which have no expiration date. The Company has federal and state alternative minimum tax credit carryforwards of $0.5 million and $0.1 million, respectively, which

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

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

        Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$35,500	$33,600
Tax carryforwards	7,100	6,100
In-process research and development	2,300	2,700
Capitalized research expenses	700	1,100
Deferred revenue	13,900	8,900
Other, net	4,900	2,900

Total deferred tax assets	64,400	55,300
Valuation allowance for deferred tax assets	(64,400)	(55,300)

Deferred tax assets, net	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.1 million during the year ended December 31, 2009 and decreased by $1.4 million and $19.3 million during the years ended December 31, 2008 and 2007, respectively.

        At December 31, 2009, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $2.2 million, which is not included in the Company's gross or net deferred tax assets, and will be recorded to equity when it has the effect of reducing taxes payable.

        On January 1, 2007, the Company adopted the provisions for Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. The Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1995 through 2009 have not been examined and the applicable statutes of limitation have not expired with respect to those returns. Because of net

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

operating loss and research credit carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

        The following table summarizes the activity related to our unrecognized tax benefits for the two years ended December 31, 2009 (in thousands):

Unrecognized tax benefits—January 1, 2008	$2,892
Gross decreases—prior year tax positions	(384)
Gross increases—current year tax positions	286
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2008	$2,794
Gross decreases—prior year tax positions	(28)
Gross increases—current year tax positions	460
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2009	$3,226

        Though the Company's unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, the Company does not expect any such change to be significant.

NOTE 15. SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following tables set forth certain statements of operations data for each of the eight quarters beginning with the quarter ended March 31, 2008 through the quarter ended December 31, 2009 (in thousands). This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15. SUMMARIZED QUARTERLY DATA (UNAUDITED) (Continued)

presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$6,840	$8,408	$9,859	$9,987
Total revenues	9,872	11,608	23,014	13,234
Gross margin on product sales	5,808	7,179	8,492	8,358
Income (loss) from operations	(10,183)	(9,590)	1,416	(3,715)
Net income (loss)	(10,155)	(9,615)	1,373	(3,611)
Net income (loss) applicable to common stock shareholders	(10,155)	(9,615)	1,373	(3,611)
Basic net income (loss) per share	$(0.20)	$(0.19)	$0.03	$(0.07)
Diluted net income (loss) per share	$(0.20)	$(0.19)	$0.03	$(0.07)
	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$5,226	$5,519	$13,011	$7,295
Total revenues	5,701	6,315	14,111	8,715
Gross margin on product sales	4,017	4,557	10,615	6,090
Gain on litigation settlement	—	(7,500)	—	—
Income (loss) from operations	(8,084)	2,932	(533)	(11,409)
Net income (loss)	(7,281)	3,480	(271)	(11,229)
Net income (loss) applicable to common stock shareholders	(7,456)	3,300	(454)	(11,232)
Basic net income (loss) per share	$(0.16)	$0.07	$(0.01)	$(0.22)
Diluted net income (loss) per share	$(0.16)	$0.07	$(0.01)	$(0.22)

NOTE 16. SUBSEQUENT EVENTS

        We evaluated our subsequent events through March 8, 2010, when the financial statements were issued.

Acquisition of Solvay by Abbott

        Abbott acquired the pharmaceutical business of Solvay in a transaction that closed in February 2010. Accordingly, Abbott is now responsible for the Company's DM-1796 license arrangement with Solvay, either directly or through a subsidiary.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2009	$3,742	$11,284	$21	$(7,188)	$7,859
Year ended December 31, 2008	468	7,355	(525)	(3,556)	3,742
Year ended December 31, 2007	371	1,727	(314)	(1,316)	468

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.