Form 10-Q
period 2010-03-31
DEPOMED INC
filed 2010-05-04
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of April 30, 2010 was 52,370,998.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,424	$26,821
Marketable securities	51,527	42,922
Accounts receivable	6,276	4,933
Inventories	2,760	2,565
Prepaid and other current assets	2,634	1,185
Total current assets	70,621	78,426
Marketable securities, long-term	12,524	12,016
Property and equipment, net	871	942
Other assets	197	197
	$84,213	$91,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	14,452	15,222
Deferred product sales	1,594	1,635
Deferred license revenue	11,159	11,184
Other current liabilities	425	414
Current portion of long-term debt	3,859	3,747
Total current liabilities	31,489	32,202
Deferred license revenue, non-current portion	38,660	41,306
Long-term debt, net of current portion	1,160	2,170
Other long-term liabilities	143	177
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, no par value, 100,000,000 shares authorized; 52,354,402 and 52,200,358 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	188,756	187,895
Accumulated deficit	(176,029)	(172,202)
Accumulated other comprehensive gain	34	33
Total shareholders’ equity	12,761	15,726
	$84,213	$91,581

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales	$12,601	$6,840
Royalties	88	464
License and milestone revenue	2,671	2,568
Total revenues	15,360	9,872
Costs and expenses:
Cost of sales	1,481	1,032
Research and development expense	5,187	10,021
Selling, general and administrative expense:
Promotion fee expense	8,879	4,544
Other selling, general and administrative expense	3,550	4,458
Total selling, general and administrative expense	12,429	9,002
Total costs and expenses	19,097	20,055
Loss from operations	(3,737)	(10,183)
Other income (expense):
Interest and other income	94	314
Interest expense	(183)	(285)
Total other income (expense)	(89)	29
Net loss before income taxes	(3,826)	(10,154)
Provision for income taxes	(1)	(1)
Net loss	$(3,827)	$(10,155)
Basic and diluted net loss per share	$(0.07)	$(0.20)
Shares used in computing basic and diluted net loss per share	52,298,726	51,207,540

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(3,827)	$(10,155)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	153	214
Stock-based compensation	545	694
Changes in assets and liabilities:
Accounts receivable	(1,343)	(323)
Inventories	(195)	(53)
Other current assets	(1,449)	1,933
Accounts payable and other accrued liabilities	539	(309)
Accrued compensation	(1,331)	(1,478)
Deferred revenue	(2,712)	22,376
Net cash (used in) provided by operating activities	(9,620)	12,899

Investing Activities
Purchases of property and equipment	(49)	(84)
Purchases of marketable securities	(32,546)	(63,523)
Maturities of marketable securities	20,932	32,847
Sales of marketable securities	2,490	6,010
Net cash used in investing activities	(9,173)	(24,750)

Financing Activities
Principal payments on long-term debt	(921)	(714)
Proceeds from issuance of common stock	317	26
Net cash used in financing activities	(604)	(688)

Net decrease in cash and cash equivalents	(19,397)	(12,539)
Cash and cash equivalents at beginning of period	26,821	22,127
Cash and cash equivalents at end of period	$7,424	$9,588

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Condensed Financial Statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2010 are not necessarily indicative of results to be expected for the entire year ending December 31, 2010 or future operating periods.

The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC. The condensed balance sheet at December 31, 2009 has been derived from audited financial statements at that date.

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•                  Product Sales:

•                  GLUMETZA®: The Company sells GLUMETZA® (metformin hydrochloride extended release tablets) to wholesalers and retail pharmacies subject to rights of return six months before expiration and up to twelve months after product expiration. The Company recognizes revenue for GLUMETZA sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers.

•                  Proquin®XR: The Company sells Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies subject to rights of return six months before expiration and up to twelve months after product expiration. Given the Company’s limited history of selling Proquin XR and decreasing prescription demand for Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.6 million at March 31, 2010 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

•                  Product Sales Allowances — The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns — The Company estimates product returns on sales of GLUMETZA. The Company allows customers to return product that is within six months before and up to twelve months after its product expiration date. The shelf life of the 500mg GLUMETZA is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg GLUMETZA product shipped was 36 months from the date of tablet manufacture. During March 2010, the Company began shipping 1000mg GLUMETZA with a shelf life of 36 months from the date of tablet manufacture. Prior to March 2010, the 1000mg GLUMETZA shelf life on product shipped to customers was 24 months from the date of tablet manufacture. The Company monitors actual return history on individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, the return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, as well as consideration of the introduction of competitive products.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

•                  Patient Discount Programs — The Company offers loyalty card programs to patients for GLUMETZA in which patients receive certain discounts at participating retail pharmacies that are reimbursed by the Company. The Company estimates and accrues future redemptions based on historical redemption activity.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•                  Royalties — Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured.

In April 2008, the Company entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) in which the Company was entitled to receive royalties from Teva on sales by Teva or its affiliates of generic Glucophage®XR in the United States, subject to a $2.5 million aggregate royalty cap that was met during 2009. The royalties were calculated as a percentage of sales by Teva of generic Glucophage XR in the United States, as reported by a third-party market research company. The Company accrued royalties from Teva each quarter based on Teva’s sales of generic Glucophage XR reported by the third-party market research company for that quarter. As the $2.5 million royalty cap was met in 2009, there were no royalties under this agreement in 2010.

Royalties received under the Company’s agreements with Biovail Laboratories s.r.l. (Biovail) and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

•                  License and Collaborative Arrangements - Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company expects to adopt ASU 2010-06 on January 1, 2011 and does not expect to the adoption of ASU 2010-06 to have a material effect on its financial statements.

In September 2009, the FASB issued Accounting Standards Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Recognition — Multiple-Element Arrangements topic of the Codification. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company expects to adopt ASU 2009-13 on January 1, 2011 and does not expect the adoption of ASU 2009-13 to have a material impact on its financial statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as available-for-sale as of March 31, 2010 and December 31, 2009 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$4,136	$—	$—	$4,136
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	3,000	1		3,001
U.S. government agency debt securities	22,025	31	(7)	22,049
U.S. Treasury securities	26,468	9	—	26,477
Total maturing between 1 and 2 years and included in marketable securities:
U.S. government agency debt securities	6,029	—	(4)	6,025
U.S. Treasury securities	6,495	5	(1)	6,499
Total available-for-sale	$68,153	$46	$(12)	$68,187

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$21,186	$—	$—	$21,186
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	7,900	1	—	7,901
U.S. government agency debt securities	12,989	40	—	13,029
U.S. Treasury securities	21,988	9	(5)	21,992
Total maturing between 1 and 2 years and included in marketable securities:
U.S. government agency debt securities	12,028	—	(12)	12,016
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$79,091	$50	$(17)	$76,124

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain or loss within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations. As of March 31, 2010, the individual contractual period for all available-for-sale debt securities is less than two years.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At March 31, 2010, the Company had thirteen securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$8,990	$(1)	$—	$—	$8,990	$(1)
U.S. government agency debt securities	15,065	(11)	—	—	15,065	(11)
Total available-for-sale	$24,055	$(12)	$—	$—	$24,055	$(12)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2010.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$4,136	$—	$—	$4,136
U.S. corporate debt securities	—	3,001	—	3,001
U.S. government agency debt securities	—	28,074	—	28,074
U.S. Treasury securities	—	32,976	—	32,976
Total	$4,136	$64,051	$—	$68,187

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

There are no financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is calculated based on the weighted-average number of shares of common stock outstanding and other dilutive securities outstanding during the period, if dilutive. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants are determined under the treasury stock method. Shares used in the computation of net loss per common share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009
Numerator for basic and diluted shares::
Net loss	$(3,827)	$(10,155)
Denominator for basic and diluted shares:
Weighted-average common shares outstanding	52,299	51,208
Basic and diluted net loss per share	$(0.07)	$(0.20)

At March 31, 2010 and 2009, the total number of outstanding common stock equivalents excluded from the loss per share computation was 5.6 million and 6.5 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

In March 2010, Abbott Products Inc. (Abbott Products) submitted a New Drug Application (NDA) for DM-1796 to the U.S. Food and Drug Administration (FDA) for the management of post-herpetic neuralgia.

Effective January 2009, the Company entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 for pain indications in the United States, Canada and Mexico. Abbott Products acquired the pharmaceutical business of Solvay in a transaction that closed in February 2010.

Pursuant to the agreement, Solvay paid the Company a $25.0 million upfront fee in February 2009. The Company is also eligible to receive milestone payments for acceptance and FDA approval of the NDA for DM-1796 for post-herpetic neuralgia , and sales milestone payments upon reaching certain sales milestones. Abbott Products is obligated to pay the Company royalties of 14 to 20 percent of net product sales, depending on the level of product sales.

The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company’s development and supply obligations under the agreement, which is estimated to be through January 2013. For the three months ended March 31, 2010, the Company recognized $1.6 million in license revenue under the arrangement. The remaining deferred revenue balance is $17.3 million as of March 31, 2010.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%. Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.2 million for the three months ended March 31, 2010.

As of March 31, 2010, the outstanding balance under the facility was $5.2 million, and the unamortized portion of the debt issuance costs was approximately $0.2 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
Less than 1 year	$3,957	$400
1-2 years	1,209	27
Total	$5,166	$427

The Company has the right to voluntarily prepay debt outstanding under the facility, in full or in part. Upon any voluntary prepayment of any of the tranches, the Company will be required to pay the lenders a prepayment premium equal to: (i) 5% on such prepayment amount, if such prepayment is made within 14 months after the closing date, (ii) 4% on such prepayment amount, if such prepayment is made more than 14 months after the closing date but within 29 months after the closing date, and (ii) 3% on such prepayment amount, if such prepayment is made more than 29 months after the closing date, but on or before the maturity date of the respective tranche.

The obligations of the Company under the loan agreement are secured by interests in all of the Company’s personal property, and proceeds from any intellectual property, but not by the Company’s intellectual property.

The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of March 31, 2010.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009

Cost of sales	$3	$9
Research and development expense	166	208
Selling, general and administrative expense	376	477
Total	$545	$694

At March 31, 2010, the Company had $2.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.4 years.

NOTE 7.  COMPREHENSIVE LOSS

The following table summarizes components of total comprehensive loss (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(3,827)	$(10,155)
Unrealized gain (loss) on available-for-sale securities	—	(66)
Total comprehensive loss	$(3,827)	$(10,221)

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$81	$49
Finished goods	2,617	2,453
Deferred costs	62	63
Total	$2,760	$2,565

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$638	$709
Accrued compensation	1,072	2,404
Accrued clinical trial expense	43	221
Accrued rebates and sales discounts	3,198	4,396
Allowance for product returns	3,682	3,364
Accrued promotion fee	3,926	1,752
Other accrued liabilities	1,893	2,376
Total accounts payable and accrued liabilities	$14,452	$15,222

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2010, employees and consultants exercised options to purchase 154,044 shares of the Company’s common stock with net proceeds to the Company of approximately $0.3 million.

NOTE 11.  INCOME TAXES

As of December 31, 2009 and March 31, 2010, the Company had $3.2 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

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

•                  the commercial success and market acceptance of DM-1796 if it is approved for marketing in the United States, and the efforts of Abbott Products Inc. (a wholly-owned subsididary of Abbott Laboratories, or Abbott Products) with respect to the commercialization of DM-1796;

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

•                  the results of our ongoing litigation against Lupin Limited (Lupin) related to Lupin’s abbreviated New Drug Application (ANDA) to market generic GLUMETZA in the United States;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  In 2009, we completed Phase 3 clinical trials for two product candidates.  In October 2009, we announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Abbott Products met its Phase 3 clinical trial primary endpoint with statistical significance.  A New Drug Application (NDA) for DM-1796 was filed with the FDA in March 2010. Also in October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes.  The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In December 2009, we met with the FDA to discuss the results of the Breeze 1 and Breeze 2 studies and any additional clinical development that may be required to obtain approval to market Serada in the United States. We expect to initiate one additional Phase 3 trial for Serada after we reach an agreement with the FDA on a Special Protocol Assessment (SPA) for the trial.

We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways.  First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women’s health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy.  Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Our DM-1796 license and development arrangement with Abbott Products is an example of this strategy.  Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner’s product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements.  Our license and development arrangement with Covidien and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

We have developed two products which have been approved by the FDA and are currently marketed. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

Product	Indication	Status
DM-1796	Postherpetic neuralgia	Phase 3 study completed. New Drug Application submitted to the FDA in March 2010. Licensed to Abbott Products in the United States, Mexico and Canada.
SeradaTM	Menopausal hot flashes	Phase 3 studies completed (Breeze 1 and Breeze 2). One additional Phase 3 study (Breeze 3) expected to be initiated in Q2 or Q3 2010.
DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.
DM-1992	Parkinson’s disease	Phase 1 study completed. Second Phase 1 study expected to be initiated in 2010.

Marketed Products

Product	Indication	Status
GLUMETZA®	Type 2 diabetes	Currently sold in the United States and Canada. Co-promoted in the United States with Santarus. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.
Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Significant Developments and Highlights  for the Quarter Ended March 31, 2010

•                  In March 2010, a NDA for DM-1796 for the treatment of postherpetic neuralgia was filed with the Food & Drug Administration (FDA) by Abbott Products.

•                  Revenue for the three months ended March 31, 2010 was $15.4 million, compared to $9.9 million for the three months ended March 31, 2009.

•                  Operating expenses for the three months ended March 31, 2010 were $17.6 million, compared to $19.0 million for the three months ended March 31, 2009.

•                  Cash, cash equivalents and marketable securities were $71.5 million as of March 31, 2010, compared to $81.8 million as of December 31, 2009.

RECENT PRODUCT DEVELOPMENTS AND TRANSACTIONS

DM-1796 for Postherpetic Neuralgia

Abbott Products Inc.  In November 2008, we entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. The agreement became effective in January 2009, upon clearance of the transaction under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. Abbott Products acquired the pharmaceutical business of Solvay in a transaction that closed in February 2010.

In March 2010, Abbott Products submitted a New Drug Application (NDA) for DM-1796 to the U.S. Food and Drug Administration (FDA) for the management of postherpetic neuralgia.

Pursuant to the agreement, Solvay Pharmaceuticals paid us a $25 million upfront fee in February 2009. We are also eligible to receive aggregate milestone payments of up to $70 million for acceptance and FDA approval of the New Drug Application for DM-1796 for PHN, and up to $300 million in potential sales milestone payments. Abbott Products will pay us royalties of 14 to 20 percent of net product sales, depending on the level of net product sales.

We remain responsible for certain other regulatory support activities through NDA approval.  Abbott Products is responsible for NDA filing and has the option to develop DM-1796 in further pain indications other than PHN.  If Abbott Products elects to develop DM-1796 in fibromyalgia, we have a right of first negotiation for co-promotion rights in the obstetrics/gynecology field upon fibromyalgia indication regulatory approval.

We are responsible for the manufacture of DM-1796 for up to four years from the effective date of the License Agreement, pursuant to a supply agreement to be entered into by Depomed and Abbott Products in 2010. The license agreement will expire with the last to expire of our patents covering DM-1796, subject to early termination in certain circumstances.

Serada™  for Menopausal Hot Flashes

Phase 3 Study-Breeze 3 Clinical Trial.   In December 2009, the Company met with the FDA regarding Serada for the treatment of menopausal hot flashes. Based on guidance reflected in the meeting minutes, Depomed plans to conduct a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. The company expects to initiate the trial, which will be known as Breeze 3, after it reaches agreement with the FDA on a Special Protocol Assessment (SPA) for the trial.

The Breeze 3 protocol has been reviewed by the FDA under the FDA’s special protocol assessment procedures.  An SPA is an agreement with the FDA that a proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support a product candidate’s regulatory approval.  We received an initial assessment of the Breeze 3 protocol in March 2010, and resubmitted the protocol for a further assessment after modifying the protocol to address the FDA’s guidance reflected in the initial assessment.  On April 30, 2010, we received the FDA’s further guidance on the protocol.  The guidance included three minor comments related to the statistical analysis of a secondary endpoint, the Patient Global Impression of Change (PGIC).  The PGIC will be used in conjunction with a “responder analysis” that may be required to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.  Pursuant to SPA procedures, we have requested a meeting with the FDA to reach final agreement on an SPA for Breeze 3.  We will begin enrolling patients as soon as we receive FDA’s agreement, which we expect to occur by early July 2010.

Study Design.  Breeze 3 will be a randomized, double-blind, placebo-controlled study of up to 600 patients. Patients will be randomized into one of two treatment arms, with patients receiving either placebo or a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. The co-primary efficacy endpoints in the study will be reductions in the mean frequency of moderate-to-severe hot flashes, and the average severity of hot flashes, measured after four and 12 weeks of stable treatment. As in the prior Breeze 1 trial, the treatment duration of the study will be 24 weeks, to address the FDA’s view that an effective drug should also show statistically significant persistence of efficacy at 24 weeks. The trial will also include a responder analysis to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2009 Annual Report on Form 10-K with the Securities and Exchange Commission on March 9, 2010. For a description of our critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and March 31, 2009

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
Product sales:
GLUMETZA	$12,545	$6,643
Proquin XR	56	197
Total product sales	12,601	6,840

Royalties:
GLUMETZA	88	36
Teva	—	428
Total royalties	88	464

License and collaborative revenue:
DM-1796	1,561	1,477
GLUMETZA	626	626
Acuform technology	458	458
Proquin XR	26	7
Total license and collaborative revenue	2,671	2,568

Total revenues	$15,360	$9,872

Product sales

GLUMETZA. The increase in GLUMETZA product sales for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily driven by increased penetration in the metformin prescription market resulting from the promotion efforts by our promotion partner, Santarus, and price increases during 2009 and the first quarter of 2010.

Product sales for GLUMETZA relative to its current runrate will depend in part on the success of our promotion partner, Santarus, as well any price adjustments.

Proquin XR.  We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At March 31, 2010, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.6 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

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

Royalties

GLUMETZA. GLUMETZA royalties relate to royalties we received from Biovail based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

Teva.  In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. we initiated in January 2006 related to Teva’s generic Glucophage XR tablets. In connection with the settlement and license agreement we were entitled to receive up to a total of $2.5 million in future royalties on Teva’s generic Glucophage XR product in the United States. The $2.5 million cap in royalties was met in 2009.

License revenue

DM-1796. DM-1796 license revenue for the three months ended March 31, 2010 and 2009 relates to the $25.0 million upfront payment received from Solvay, now Abbott Products, under our license agreement granting Abbott Products exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Solvay as revenue ratably until January 2013, which represents the expected maximum length of time our development and supply obligations exist under the agreement.

GLUMETZA. GLUMETZA license revenue for the three months ended March 31, 2010 and 2009 consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of GLUMETZA and Proquin XR. Total cost of sales for the three months ended March 31, 2010, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$1,481	$1,032

Cost of sales for the three months ended March 31, 2010 and 2009 relates primarily to costs associated with the sale of GLUMETZA and Proquin XR. Cost of sales increased in 2010 as compared to the corresponding period in 2009 primarily as a result of an increase in GLUMETZA product sales.

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

Total research and development expense for the three months ended March 31, 2010, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expense	$5,187	$10,021
Dollar change from prior year	(4,834)
Percentage change from prior year	(48)%

The decrease in research and development expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to lower clinical research organization expenses related to the completion of our DM-1796 Phase 3 and Serada Breeze 1 and Breeze 2 Phase 3 programs in October 2009.

We plan to conduct a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. The company expects to initiate the trial, which will be known as Breeze 3, by the end of July 2010. As such, we expect research and development expense to increase from levels reported for the three months ended March 31, 2010. While we expect to continue to incur significant research and development expenses resulting from the progress of Breeze 3, we expect total research and development expenses to decrease in 2010 from 2009 as a result of completion of the DM-1796 Phase 3 clinical trial during 2009.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects in our product pipeline.

	Three Months Ended March 31,
	2010	2009
DM-1796	$1,377	$4,081
Serada	1,948	3,575
Other projects	1,862	2,365
Total research and development expenses	$5,187	$10,021

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

	Three Months Ended March 31,
	2010	2009

Selling, general and administrative expense:
Promotion fee expense	$8,879	$4,544
Other selling, general and administrative expense	3,550	4,458
Total selling, general and administrative expense	$12,429	$9,002
Dollar change from prior year	3,427
Percentage change from prior year	38%

The increase in selling, general and administrative expense was primarily due to an increase in GLUMETZA promotion fees to Santarus which was driven by an increase in GLUMETZA gross margin. The increase in promotion fee expense was partially offset by a decrease in other expenses due to lower headcount in 2010.

Interest Income and Expense

	Three Months Ended March 31,
(in thousands)	2010	2009
Interest and other income	$94	$314
Interest expense	(183)	(285)
Net interest income (expense)	(89)	29

Interest and other income decreased during the three months ended March 31, 2010 as compared to the corresponding period in 2009 as a result of lower interest rates on our investments.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	March 31, 2010	December 31, 2009
Cash, cash equivalents and marketable securities	$71,475	$81,759

Since inception through March 31, 2010, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of March 31, 2010, we have not sold any common stock to Azimuth under this common stock purchase agreement.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of March 31, 2010, the entire outstanding balance on the credit facility was $5.2 million at an interest rate of 11.59%.

Our obligations under the loan agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of March 31, 2010, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of March 31, 2010, we have accumulated net losses of $176.0 million. We expect to continue to incur operating losses for the remainder of 2010. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2011. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2010 was approximately $9.6 million, compared to cash provided by operating activities of approximately $12.9 million for the three months ended March 31, 2009. Cash used in operating activities during the three months ended March 31, 2010 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities for the three months March 31, 2009 was primarily as a result of the $25.0 million upfront payment received from Solvay in February 2009, offset by a net loss for the three months ended March 31, 2009.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 was approximately $9.2 million and consisted primarily of a net increase in marketable securities as a result of a shift in purchasing slightly longer term securities. During the three months ended March 31, 2010, the Company purchased more securities with original maturities greater than three months as compared to the fourth quarter of 2009, where purchases of securities with original maturities under three months are classified as cash equivalents and not marketable securities. Net cash used in investing activities during the three months ended March 31, 2009 was approximately $24.8 million and consisted primarily a net increase in marketable securities resulting from investment of the upfront payment received from Solvay in February 2009.

Cash Flows from Financing Activities

Cash used in financing activities during the three months ended March 31, 2010 was approximately $0.6 million compared to $0.7 million for the same period in 2009, and consisted of repayments of principal on our credit facility offset by proceeds from employee and consultant option exercises.

Contractual Obligations

As of March 31, 2010, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,613	1,370	$—	$2,983
Long-term debt (principal)	3,957	1,209	—	5,166
Long-term debt (interest)	400	27	—	427
Purchase commitments	1,690	—	—	1,690
	$7,660	$2,606	$—	$10,266

At March 31, 2010 we had non-cancelable purchase orders and minimum purchase obligations of approximately $0.7 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg GLUMETZA, and $1.0 million under our supply agreement with Biovail for the supply of 1000mg GLUMETZA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Depomed v. Lupin  (U.S.  Generic GLUMETZA Litigation)

In November 2009, we filed a lawsuit against Lupin for infringement of the patents listed in the Orange Book for the our GLUMETZA product. The lawsuit is in response to an Abbreviated New Drug Application filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500mg and 1000mg dosage strengths of GLUMETZA prior to the expiration of the four listed patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340). The Company has commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. An adverse outcome in this matter could substantially weaken our U.S. intellectual property.

Biovail and Depomed v. Apotex (Canadian Generic GLUMETZA Litigation)

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of GLUMETZA in Canada.

In February 2010, Apotex received clearance from the Minister of Health in Canada to market the generic version of the 500mg formulation of GLUMETZA.  Also in February 2010, Biovail and Depomed filed a complaint in the Federal Court in Canada against Apotex for infringement of the Company’s Canadian Patent No. 2,290,624.

An adverse outcome in this matter could substantially weaken our Canadian intellectual property.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We depend on Abbott Products for certain aspects of the development and commercialization of DM-1796, which subjects us to risks related to Abbott Products and its business that are outside our control.

Our license agreement with Abbott Products grants Abbott Products exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications.  We depend on Abbott Products to obtain regulatory approval and complete any further development of DM-1796, and to commercialize the product in the licensed territories, which subjects us to a number of risks, including the following:

•                  we may not be able to control the amount and timing of resources that Solvay devotes to the development or commercialization of DM-1796;

•                  we and Abbott Products may not be successful in our efforts to obtain regulatory approval of DM-1796 in a timely manner, or at all;

•                  Abbott Products may experience financial difficulties; or

•                  Abbott Products may change its business strategy, due to a combination with another company or for another reason unrelated to the DM-1796 commercial opportunity, in a manner that adversely affects the development or commercialization of DM-1796.

Abbott completed its acquisition of Solvay’s pharmaceutical business in February 2010.  Accordingly Abbott’s subsidiary, Abbott Products, is now responsible for the DM-1796 license arrangement.  We do not yet know whether Abbott Products will be as committed to the development and commercialization of DM-1796 as Solvay, or whether Abbott Products may sublicense some or all of its obligations under the license agreement.  However, it is possible that Abbott Products’s acquisition of Solvay’s pharmaceutical business may adversely affect the development or commercialization of DM-1796.

Our prior clinical trials evaluating SeradaTM for menopausal hot flashes failed to meet all of their primary endpoints and there can be no assurance this product will be approved for marketing.

In October 2009, our Phase 3 trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints.  In December 2009, we met and discussed with the FDA the results of the trials and any additional clinical development that may be required to complete the program and obtain regulatory approval to market Serada in the United States. Based on the guidance from the meeting with the FDA, we expect to initiate an additional Phase 3 trial for Serada by the end of July 2010.  The trial will be known as Breeze 3.   There can be no assurance the results of the Breeze 3 trial will demonstrate the product candidate is sufficiently safe and effective to obtain approval for marketing.

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

•                  Santarus may experience financial difficulties; and

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

In April 2010, Santarus announced that the U.S. District Court for the District of Delaware ruled that five patents covering Santarus’ Zegerid® (omeprazole/sodium bicarbonate) prescription products were invalid due to obviousness. The ruling may have an adverse impact on Santarus, which may in turn have an adverse impact on Santarus’ commitment to GLUMETZA sales and marketing efforts.

The timing and any potential negative outcome in the ongoing patent litigation with Lupin could adversely affect our financial condition and results of operations as it could result in the introduction of generic products prior to the expiration of the patents for GLUMETZA, as well as in significant legal expenses and diversion of management time.

In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin for infringement of U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340 listed in the Orange Book for GLUMETZA. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of the 500mg and 1000mg strengths of GLUMETZA prior to the expiration date of the asserted patents.

We commenced the lawsuit against Lupin within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires in May 2012. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to GLUMETZA prior to resolution of the litigation.

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

We have the following programs in clinical development, or pending regulatory approval: DM-1796 for neuropathic pain and Serada for menopausal hot flashes, and DM-1992 for Parkinson’s.  We also have other product candidates in earlier stages of development.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the three months ended March 31, 2010, we recorded total revenues of $15.4 million and for the years ended December 31, 2009, 2008 and 2007, we recorded total revenues of $57.7 million, $34.8 million, and $65.6 million, respectively. For the three months ended March 31, 2010, we incurred a net loss of $3.8 million, and for the years ended December 31, 2009 and 2008 we incurred net losses of $22.0 million and $15.3 million, respectively. The termination of our license agreement with Esprit in July 2007, including the accelerated recognition of previously deferred revenue under the arrangement, and termination fees received associated with the termination of our promotion agreement with King resulted in our reaching profitability in 2007. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses for the remainder of 2010.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

We currently have collaboration arrangements with Abbott Products, Santarus and Covidien.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of March 31, 2010, we have $5.2 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

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

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which GLUMETZA competes. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to GLUMETZA. Several other companies, including Shinogi & Co., Ltd., Barr Pharmaceuticals, Inc., Mylan Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd. have received FDA approval for and are selling a controlled-release metformin product.

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

Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2010 sales of our products, but:

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

ITEM 4.     RESERVED

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

Date: May 3, 2010	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance