Form 10-Q
period 2010-06-30
DEPOMED INC
filed 2010-08-06
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 5, 2010 was 52,565,189.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$22,245	$26,821
Marketable securities	45,097	42,922
Accounts receivable	4,461	4,933
Inventories	1,476	2,565
Prepaid and other current assets	1,567	1,185
Total current assets	74,846	78,426
Marketable securities, long-term	9,544	12,016
Property and equipment, net	741	942
Other assets	197	197
	$85,328	$91,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	14,230	15,222
Deferred product sales	1,581	1,635
Deferred license revenue	11,132	11,184
Other current liabilities	437	414
Current portion of long-term debt	3,978	3,747
Total current liabilities	31,358	32,202
Deferred license revenue, non-current portion	36,015	41,306
Long-term debt, net of current portion	121	2,170
Other long-term liabilities	104	177
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, no par value, 100,000,000 shares authorized; 52,546,064 and 52,200,358 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	189,556	187,895
Accumulated deficit	(171,906)	(172,202)
Accumulated other comprehensive gain	80	33
Total shareholders’ equity	17,730	15,726
	$85,328	$91,581

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$11,657	$8,408	$24,257	$15,248
Royalties	91	529	179	993
License and milestone revenue	12,671	2,671	15,342	5,239
Total revenues	24,419	11,608	39,778	21,480

Costs and expenses:
Cost of sales	2,981	1,229	4,462	2,261
Research and development expense	4,570	10,024	9,758	20,045
Selling, general and administrative expense:
Promotion fee expense	8,099	5,640	16,978	10,184
Other selling, general and administrative expense	4,541	4,305	8,091	8,763
Total selling, general and administrative expense	12,640	9,945	25,069	18,947
Total costs and expenses	20,191	21,198	39,289	41,253

Income (loss) from operations	4,228	(9,590)	489	(19,773)

Other income (expense):
Interest and other income	56	236	150	550
Interest expense	(157)	(263)	(340)	(548)
Total other income (expense)	(101)	(27)	(190)	2

Net income (loss) before income taxes	4,127	(9,617)	299	(19,771)

Provision for income taxes	(1)	2	(2)	1

Net income (loss)	$4,126	$(9,615)	$297	$(19,770)

Basic net income (loss) applicable to common stock shareholders per common share	$0.08	$(0.19)	$0.01	$(0.39)
Diluted net income (loss) applicable to common stock shareholders per common share	$0.08	$(0.19)	$0.01	$(0.39)

Shares used in computing basic net income (loss) per common share	52,436,681	51,263,620	52,368,085	51,235,735
Shares used in computing diluted net income (loss) per common share	53,103,623	51,263,620	52,918,507	51,235,735

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$297	$(19,770)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	210	520
Loss on disposal of property and equipment	46	—
Stock-based compensation	1,061	1,353
Changes in assets and liabilities:
Accounts receivable	473	(1,044)
Inventories	1,089	483
Other current assets	(381)	3,425
Accounts payable and other accrued liabilities	(58)	(58)
Accrued compensation	(985)	(1,043)
Deferred revenue	(5,395)	19,677
Net cash (used in) provided by operating activities	(3,643)	3,543

Investing Activities
Purchases of property and equipment	(58)	(170)
Purchases of marketable securities	(38,579)	(81,810)
Maturities of marketable securities	34,490	55,812
Sales of marketable securities	4,482	10,008
Net cash provided by (used in) investing activities	335	(16,160)

Financing Activities
Principal payments on long-term debt	(1,867)	(1,554)
Proceeds from issuance of common stock	599	197
Net cash used in financing activities	(1,268)	(1,357)

Net decrease in cash and cash equivalents	(4,576)	(13,974)
Cash and cash equivalents at beginning of period	26,821	22,127
Cash and cash equivalents at end of period	$22,245	$8,153

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2010 are not necessarily indicative of results to be expected for the entire year ending December 31, 2010 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC. The condensed balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.

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

•                  Proquin®XR: The Company sells Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies subject to rights of return six months before expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR and declining prescription demand for Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.6 million at June 30, 2010 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return until it can reliably estimate product returns, at which time the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

•                  Product Sales Allowances — The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns — The Company estimates product returns on sales of GLUMETZA. The Company allows customers to return product that is within six months before and up to twelve months after its product expiration date.  The shelf life of the 500mg GLUMETZA is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg GLUMETZA product shipped was 36 months from the date of tablet manufacture. Beginning in March 2010, the Company began shipping 1000mg GLUMETZA with a shelf life of 36 months from the date of tablet manufacture.  Prior to March 2010, the 1000mg GLUMETZA shelf life on product shipped to customers was 24 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends and estimated distribution channel inventory levels. See Note 4 to the Notes to Condensed Financial Statements for further discussion of returns associated with the Company’s 500mg GLUMETZA recall in June 2010.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

•                  Managed Care Rebates — The Company offers rebates under contracts with certain managed care organizations. The Company establishes an accrual equal to its estimates of future managed care rebates attributable to sales and recognizes the estimated rebates as a reduction of revenue in the same period the related revenue is recognized. The Company estimates its managed care rebates based on the terms of each agreement, estimated levels of inventory in the distribution channel, and historical and expected future utilization of product by the managed care organization.

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

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as available-for-sale as of June 30, 2010 and December 31, 2009 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$16,721	$—	$—	$16,721
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	7,050	1	(2)	7,049
U.S. government agency debt securities	22,036	24	—	22,060
U.S. Treasury securities	15,979	9	—	15,988
Total maturing between 1 and 2 years and included in marketable securities:
U.S. government agency debt securities	3,002	2	—	3,004
U.S. Treasury securities	6,494	46	—	6,540
Total available-for-sale	$71,282	$82	$(2)	$71,362

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$21,186	$—	$—	$21,186
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	7,900	1	—	7,901
U.S. government agency debt securities	12,989	40	—	13,029
U.S. Treasury securities	21,988	9	(5)	21,992
Total maturing between 1 and 2 years and included in marketable securities:
U.S. government agency debt securities	12,028	—	(12)	12,016
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$79,091	$50	$(17)	$76,124

 The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date, has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations. As of June 30, 2010, the individual contractual period for all available-for-sale debt securities is less than two years.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At June 30, 2010, the Company had four securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	2,025	(1)	2,999	(1)	5,024	(2)
Total available-for-sale	$2,025	$(1)	$2,999	$(1)	$5,024	$(2)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2010.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$16,721	$—	$—	$16,721
U.S. corporate debt securities	—	7,049	—	7,049
U.S. government agency debt securities	—	25,064	—	25,064
U.S. Treasury securities	—	22,528	—	22,528
Total	$16,721	$54,641	$—	$71,362

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

There are no financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) (in thousands)	$4,126	$(9,615)	$297	$(19,770)

Denominator for basic net income (loss) per share	52,436,681	51,263,620	52,368,085	51,235,735
Net effect of dilutive common stock equivalents	666,942	—	550,422	—
Denominator for diluted net income (loss) per share:	53,103,623	51,263,620	52,918,507	51,235,735

Net income (loss) per share:
Basic	$0.08	$(0.19)	$0.01	$(0.39)
Diluted	$0.08	$(0.19)	$0.01	$(0.39)

For the three and six months ended June 30, 2010, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 3.2 million and 3.7 million, respectively. For the three and six months ended June 30, 2009, the total number of antidilutive outstanding common stock equivalents excluded from the net loss per share computation was approximately 6.6 million.

NOTE 4.  500mg GLUMETZA RECALL

In June 2010, the Company conducted a voluntary class 2 recall of fifty-two lots of 500mg GLUMETZA tablets from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole (TBA) in bottles containing 500mg GLUMETZA tablets. As a result, the Company temporarily suspended product shipments of 500mg GLUMETZA. For the three months ended June 30, 2010, the Company took an additional return reserve of approximately $1.2 million related to estimated credit for returns to be given to its customers on returns of recalled product, which had the effect of reducing net product sales for the quarter.  For the three months ended June 30, 2010, the Company also incurred a $1.4 million inventory write-off related to non-salable inventory resulting from the recall at the Company’s third-party distribution and manufacturing facilities, which was recorded in cost of goods sold for the quarter.

The 1000mg GLUMETZA was not subject to the recall and is currently being sold to customers.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. LICENSE AND COLLABORATIVE ARRANGEMENTS

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

In March 2010, Abbott Products Inc. (Abbott Products) submitted a New Drug Application (NDA) for DM-1796 to the U.S. Food and Drug Administration (FDA) for the treatment of postherpetic neuralgia. In May 2010, the FDA accepted the NDA filing for DM-1796 for postherpetic neuralgia, which triggered a $10.0 million milestone payment from Abbott Products which Depomed received in June 2010. As the nonrefundable milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, the Company recognized the entire $10.0 million as milestone revenue in the second quarter of 2010.

NOTE 6.  LONG-TERM DEBT

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively.

As of June 30, 2010, the outstanding balance under the facility was $4.2 million, and the unamortized portion of the debt issuance costs was approximately $0.1 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
Less than 1 year	$4,076	$282
1-2 years	145	1
Total	$4,221	$283

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

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of June 30, 2010.

NOTE 7.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of sales	$3	$7	$6	$16
Research and development expense	143	228	309	436
Selling, general and administrative expense	371	424	746	901
Total	$517	$659	$1,061	$1,353

At June 30, 2010, the Company had $2.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.2 years.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$4,126	$(9,615)	$297	$(19,770)
Unrealized gain (loss) on available-for-sale securities	46	37	47	(29)
Total comprehensive income (loss)	$4,172	$(9,578)	$344	$(19,799)

NOTE 9.  INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$107	$49
Work-in-process	204	—
Finished goods	1,104	2,453
Deferred costs	61	63
Total	$1,476	$2,565

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred. See Note 4 to the Notes to Condensed Financial Statements for further discussion on inventory write-offs related to the Company’s 500mg GLUMETZA recall in June 2010.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$587	$709
Accrued compensation	1,419	2,404
Accrued clinical trial expense	84	221
Accrued rebates and sales discounts	2,557	4,396
Allowance for product returns	4,698	3,364
Accrued promotion fee	2,483	1,752
Other accrued liabilities	2,402	2,376
Total accounts payable and accrued liabilities	$14,230	$15,222

NOTE 11.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2010, employees and consultants exercised options to purchase 40,401 and 194,445 shares of the Company’s common stock with net proceeds to the Company of approximately $0.1 million and $0.4 million, respectively.

Employee Stock Purchase Plan

In May 2010, the Company sold 151,261 shares under the ESPP. The shares were purchased at a weighted average purchase price of $1.27 per share with proceeds of approximately $0.2 million.

NOTE 12.  INCOME TAXES

As of December 31, 2009 and June 30, 2010, the Company had $3.2 million of unrecognized tax benefits, which is netted against deferred tax assets and the remainder of which are fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

NOTE 13.  SUBSEQUENT EVENTS

In August 2010, the Company entered into a non-exclusive license agreement with Janssen Pharmaceutica N.V. (Janssen) granting Janssen a license to certain patents related to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin.

Under the terms of the agreement, Janssen was also granted a right of reference to the New Drug Application covering the Company’s GLUMETZA product in Janssen’s regulatory filings covering fixed dose combinations of canagliflozin and extended release metformin. Depomed will be responsible for providing formulation work associated with the fixed dose combination product.  In exchange, Depomed will receive a $5.0 million upfront license fee, plus reimbursement for its formulation work on the project and an additional $5.0 million milestone payment following completion of the Company’s formulation work.  The Company’s formulation obligations are expected to be completed in 2011.  The Company is also eligible to receive additional milestones plus a royalty on potential future net sales.

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

•                  the commercial success and market acceptance of DM-1796 if it is approved for marketing in the United States, and the efforts of Abbott Products Inc. (a wholly-owned subsidiary of Abbott Laboratories, or Abbott Products) with respect to the commercialization of DM-1796;

•                  results and timing of our clinical trials, including the results of our Serada® Phase 3 trial for menopausal hot flashes;

•                  the commercial success and market acceptance of Serada if we receive approval to market Serada in the United States;

•                  any patent infringement or other litigation that may be instituted against us related to Serada under the Hatch-Waxman Act;

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

•                  our ability to timely resupply the market with 500mg tablets of GLUMETZA;

•                  the results of our research and development efforts;

•                  submission, acceptance and approval of regulatory filings;

•                  our need for, and ability to raise additional capital;

•                  our and our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  In 2009, we completed Phase 3 clinical trials for two product candidates.  In October 2009, we announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Abbott Products met its Phase 3 clinical trial primary endpoint with statistical significance.  A New Drug Application (NDA) for DM-1796 was filed with the FDA in March 2010 and accepted for review by the FDA in May 2010. Also in October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes.  The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In December 2009, we met with the FDA to discuss the results of the Breeze 1 and Breeze 2 studies and any additional clinical development that may be required to obtain approval to market Serada in the United States. We expect to initiate one additional Phase 3 trial for Serada after we reach an agreement with the FDA on a Special Protocol Assessment (SPA) for the trial.

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

We have developed two products which have been approved by the FDA and are currently being sold. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

Product	Indication	Status

DM-1796	Postherpetic neuralgia	Phase 3 study completed. NDA submitted to the FDA in March 2010 and accepted for review in May 2010. Licensed to Abbott Products in the United States, Mexico and Canada.

Serada®	Menopausal hot flashes	Phase 3 studies completed (Breeze 1 and Breeze 2). One additional Phase 3 study (Breeze 3) expected to be initiated in Q3 2010.

DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.

DM-1992	Parkinson’s disease	Phase 1 study completed. Second Phase 1 study expected to be initiated in Q3 2010.

Marketed Products

Product	Indication	Status

GLUMETZA®	Type 2 diabetes	Currently sold in the United States and Canada. Co-promoted in the United States with Santarus. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Significant Developments and Highlights for the Quarter Ended June 30, 2010

•                  In May 2010, the FDA accepted the NDA filing for DM-1796 for postherpetic neuralgia, which triggered a $10.0 million milestone payment from Abbott Products to us in June 2010.

•                  Revenue for the three months ended June 30, 2010 was $24.4 million, compared to $11.6 million for the three months ended June 30, 2009. Revenue for the three months ended June 30, 2010 included recognition of the $10.0 million milestone payment received from Abbott Products.

•                  In June 2010, we conducted a voluntary recall of fifty-two lots of 500mg GLUMETZA from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole in bottles containing 500mg GLUMETZA tablets. Additionally, we temporarily suspended shipments of the 500mg GLUMETZA to our customers until such time we are able to remedy the situation.

•                  Operating expenses for the three months ended June 30, 2010 were $17.2 million, compared to $20.0 million for the three months ended June 30, 2009.

•                  Cash, cash equivalents and marketable securities were $76.9 million as of June 30, 2010, compared to $81.8 million as of December 31, 2009.

RECENT PRODUCT DEVELOPMENTS AND TRANSACTIONS

DM-1796 for Postherpetic Neuralgia

Abbott Products Inc.  In November 2008, we entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. In February 2010, Abbott Laboratories acquired the pharmaceutical business of Solvay.

In March 2010, Abbott Products, a subsidiary of Abbott Laboratories, submitted a New Drug Application (NDA) for DM-1796 to the U.S. Food and Drug Administration (FDA) for the management of postherpetic neuralgia.  In May 2010, the FDA accepted the NDA for DM-1796 for the management of postherpetic neuralgia, which triggered a $10 million milestone payment from Abbott Products to us in June 2010.

We are also eligible to receive aggregate milestone payments of up to $60 million on FDA approval of the New Drug Application for DM-1796 for postherpetic neuralgia, and up to $300 million in potential sales milestone payments. Abbott Products will pay us royalties of 14 to 20 percent of net product sales, depending on the level of net product sales.

The NDA for DM-1796 was submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act (FDCA) as it relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.  In accordance with the Hatch-Waxman Act, the DM-1796 NDA includes certifications, known as Paragraph IV certifications, that certify the patents listed with Neurontin in the FDA’s Orange Book publication (Orange Book), U.S. Patent Nos. 7,256,216 and 6,054,482 (collectively, the Orange Book Patents), are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of DM-1796.

In June 2010, following the FDA’s acceptance for filing of the DM-1796 NDA, Abbott Products provided a notice (Paragraph IV Notice) to Pfizer, Inc. (Pfizer), the Neurontin NDA holder listed in the FDA’s Orange Book that (a) states, among other things, that the DM-1796 NDA has been submitted and (b) provides the factual and legal basis for the applicant’s opinion that Pfizer’s Neurontin Orange Book Patents are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of DM-1796.   In August 2010, the 45-day period for filing a patent infringement suit by Pfizer against Abbott Products expired. The filing of a suit could have initiated a 30-month stay on the FDA’s ability to approve the DM-1796 NDA under the Hatch-Waxman Act.

The FDA has set the Prescription Drug User Fee (PDUFA) goal date in the first quarter of 2011 for action on the DM-1796 NDA.

Serada® for Menopausal Hot Flashes

Phase 3 Study-Breeze 3 Clinical Trial.   In December 2009, we met with the FDA regarding Serada for the treatment of menopausal hot flashes. Based on guidance reflected in the meeting minutes, we plan to conduct a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. We expect to initiate the trial, which will be known as Breeze 3, after we reach agreement with the FDA on a Special Protocol Assessment (SPA) for the trial.

The Breeze 3 protocol has been reviewed by the FDA under the FDA’s special protocol assessment procedures.  An SPA is an agreement with the FDA that a proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support a product candidate’s regulatory approval.  We received an initial assessment of the Breeze 3 protocol in March 2010, and resubmitted the protocol for a further assessment after modifying the protocol to address the FDA’s guidance reflected in the initial assessment. In April 2010, we received the FDA’s further guidance on the protocol.  The guidance included three minor comments related to the statistical analysis of a secondary endpoint, the Patient Global Impression of Change (PGIC).  The PGIC will be used in conjunction with a “responder analysis” that may be required to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

In June 2010, we held a meeting with the FDA to discuss the FDA’s further guidance received in April 2010.  Following the meeting, we resubmitted the protocol for Breeze 3 to the FDA pursuant to the SPA program.  Because the resubmitted Breeze 3 protocol reflects the FDA’s two prior reviews of the Breeze 3 protocol under the SPA program and guidance from the FDA received at the meeting, we do not anticipate any further comments from the FDA on the Breeze 3 protocol.  Accordingly, we expect to receive a final assessment of the Breeze 3 protocol in August 2010 and expect to begin enrolling patients in the Breeze 3 trial in September 2010.

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

GLUMETZA for Type 2 Diabetes

500mg GLUMETZA Recall.   In June 2010, we conducted a voluntary class 2 recall of fifty-two lots of 500mg GLUMETZA product from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole (TBA) in bottles containing 500mg GLUMETZA tablets. We believe the presence of TBA in 500mg GLUMETZA bottles may have resulted from the breakdown of a chemical sometimes applied to wood in pallets previously used to transport 500mg GLUMETZA bottles to our contract manufacturer in Puerto Rico. The health effects of TBA have not been well studied, but TBA has been found in food products (such as wine and milk) at levels greater than those detected in the GLUMETZA tablet bottles and no serious events associated with TBA have been documented in the medical literature. We are cooperating with the FDA and our contract manufacturer on this recall. As a result, we temporarily suspended product shipments of 500mg GLUMETZA product in June 2010 to our customers.

Based on preliminary test results we recently received and are evaluating in connection with our ongoing investigation into the source of trace amounts of TBA found in 500mg Glumetza bottles, we have determined that additional testing and analysis is required.  We expect to provide an update on the 500mg Glumetza supply situation in mid-August, after we determine whether the corrective actions we have taken have been successful. If those actions have been successful, we expect to be in a position to resupply the market in mid-August.  If not, we expect to experience a further period of supply disruption as we address the issue.

1000mg GLUMETZA product was not subject to the recall and is currently being sold to customers.

Janssen Pharmaceutica N.V.

In August 2010, we entered into a non-exclusive license agreement with Janssen Pharmaceutica N.V. (Janssen) granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin, a Sodium Glucose Transport 2 (SGLT2) inhibitor, and extended release metformin.

Under the terms of the agreement, Janssen was also granted a right of reference to the New Drug Application covering our GLUMETZA product in Janssen’s regulatory filings covering fixed dose combinations of canagliflozin and extended release metformin. We are responsible for providing formulation work associated with the fixed dose combination product.  In exchange, we will receive a $5.0 million upfront license fee, plus reimbursement for our formulation work on the project and an additional $5.0 million milestone payment following completion of our formulation work.  Our formulation obligations are expected to be completed in 2011.  We are also eligible to receive additional milestones plus a royalty on potential future net sales.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product sales:
GLUMETZA	$11,625	$8,245	$24,169	$14,888
Proquin XR	32	163	88	360
Total product sales	11,657	8,408	24,257	15,248

Royalties:
GLUMETZA	91	65	179	101
Teva	—	464	—	892
Total royalties	91	529	179	993

License and milestone revenue:
DM-1796	11,561	1,561	13,123	3,038
GLUMETZA	626	626	1,251	1,252
Acuform technology	458	458	917	916
Proquin XR	26	26	51	33
Total license and milestone revenue	12,671	2,671	15,342	5,239

Total revenues	$24,419	$11,608	$39,778	$21,480

Product sales

GLUMETZA. The increase in GLUMETZA product sales in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is primarily driven by increased penetration in the metformin prescription market resulting from the promotion efforts by our promotion partner, Santarus, as well price increases.

GLUMETZA product sales in the three and six months ended June 30, 2010 also included a return reserve of $1.2 million related to estimated credit for returns to be given to customers on returns of recalled 500mg GLUMETZA product, which had the effect of reducing product sales. As a result of the recall, we temporarily suspended product shipments of 500mg GLUMETZA product in June 2010 to our customers until such time we are able to remedy the situation. Any delay in resupplying the market with 500mg GLUMETZA product could adversely affect our GLUMETZA product sales.

The 1000mg GLUMETZA product was not subject to the recall and is currently being sold to customers.

Product sales for GLUMETZA relative to its current runrate will depend in part on the success of our promotion partner, Santarus, price adjustments, the timing of market re-introduction of 500mg GLUMETZA product, and our ability to continue supplying 1000mg GLUMETZA product.

Proquin XR.  We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At June 30, 2010, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.6 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

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

Teva.  In April 2008, we entered into a settlement and license agreement with Teva Pharmaceuticals USA, Inc. (Teva) associated with our patent infringement lawsuit against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. related to Teva’s generic Glucophage XR tablets. In connection with the settlement and license agreement we were entitled to receive up to a total of $2.5 million in future royalties on Teva’s generic Glucophage XR product in the United States. The $2.5 million cap in royalties was met in 2009.

License and milestone revenue

DM-1796. The increase in DM-1796 license and milestone revenue for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009 relates to the $10.0 million milestone payment received from Abbott Products in June 2010 on FDA acceptance of the NDA for DM-1796 for the treatment of postherpetic neuralgia. Because the milestone was substantive in nature, achieved and based on past performance, the entire $10.0 million was recognized as license revenue in the second quarter of 2010. In the fourth quarter of 2008, the Company received a $25.0 million upfront license payment from Abbott Products under our license agreement granting Abbott Products exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Abbott Products as revenue ratably until January 2013, which represents the expected maximum length of time our development and supply obligations exist under the agreement.

GLUMETZA. GLUMETZA license revenue for the three and six months ended June 30, 2010 and 2009 consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of GLUMETZA in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg GLUMETZA. We are recognizing the $12.0 million upfront payment from Santarus as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to promotion fees we are obligated to pay Santarus on gross margin of GLUMETZA in the United States.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of GLUMETZA and Proquin XR. Total cost of sales for the three and six months ended June 30, 2010, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$2,981	$1,229	$4,462	$2,261

Cost of sales increased in 2010 as compared to the corresponding period in 2009, mainly as a result of $1.4M inventory write off for unsalable inventory related to the 500mg GLUMETZA product recall in June 2010 as well as increases in 1000mg GLUMETZA product sales.

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

Total research and development expense for the three and six months ended June 30, 2010, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expense	$4,570	$10,024	$9,758	$20,045
Dollar change from prior year	(5,454)		(10,287)
Percentage change from prior year	(54.4)%		(51.3)%

The decrease in research and development expense for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 was primarily due to lower clinical research organization expenses related to the completion of our DM-1796 Phase 3 and Serada Breeze 1 and Breeze 2 Phase 3 programs in 2009.

We plan to conduct a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. The company expects to initiate the trial, which will be known as Breeze 3 in September 2010. As such, we expect research and development expense to increase in the second half of 2010 relative to the first half of 2010. While we expect to continue to incur significant research and development expenses resulting from the progress of Breeze 3, we expect total research and development expenses to decrease in 2010 from 2009 as a result of completion of the DM-1796 Phase 3 clinical trial during 2009.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects in our product pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
DM-1796	$869	$2,645	$2,246	$6,726
Serada	2,062	5,279	4,010	8,854
Other projects	1,639	2,100	3,502	4,465
Total research and development expense	$4,570	$10,024	$9,758	$20,045

Selling, General and Administrative Expense

Selling, general and administrative expense primarily consists of personnel expenses to support our administrative and operating activities, marketing and promotion expenses associated with Serada, GLUMETZA and Proquin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expense, as compared to the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling, general and administrative expense:
Promotion fee expense	$8,099	$5,640	$16,978	$10,184
Other selling, general and administrative expense	4,541	4,305	8,091	8,763
Total selling, general and administrative expense	$12,640	$9,945	$25,069	$18,947
Dollar change from prior year	2,695		6,122
Percentage change from prior year	27.1%		32.3%

The increase in selling, general and administrative expense was primarily due to an increase in GLUMETZA promotion fees to Santarus which was driven by an increase in GLUMETZA product sales.

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest and other income	$56	$236	$150	$550
Interest expense	(157)	(263)	(340)	(548)
Net interest income (expense)	(101)	(27)	(190)	2

Interest and other income decreased during the three and six months ended June 30, 2010 as compared to the corresponding period in 2009 as a result of lower interest rates on our investments.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2010	December 31, 2009
Cash, cash equivalents and marketable securities	$76,886	$81,759

In June 2010, we received a $10.0 million milestone payment from Abbott Products related to the FDA’s acceptance for review of the NDA for DM-1796 for the treatment of postherpetic neuralgia.

Since inception through June 30, 2010, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of June 30, 2010, we have not sold any common stock to Azimuth under this common stock purchase agreement.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of June 30, 2010, the entire outstanding balance on the credit facility was $4.2 million at an interest rate of 11.59%.

Our obligations under the loan agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of June 30, 2010, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of June 30, 2010, we have accumulated net losses of $171.9 million. We expect to incur operating losses for the remainder of 2010. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2011. We base this expectation on our current operating plan, which may change as a result of many factors.

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

The inability to raise additional capital required to fund our operations could have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2010 was approximately $3.6 million, compared to cash provided by operating activities of approximately $3.5 million for the six months ended June 30, 2009. Cash used in operating activities during the six months ended June 30, 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities for the six months ended June 30, 2009 was primarily as a result of the $25.0 million upfront payment received from Solvay in February 2009, offset by a net loss for the six months ended June 30, 2009.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2010 was approximately $0.3 million and consisted primarily of a slight decrease in marketable securities for use in operating activities. Net cash used in investing activities during the six months ended June 30, 2009 was approximately $16.2 million and consisted primarily of a net increase in marketable securities resulting from investment of the upfront payment received from Solvay in February 2009.

Cash Flows from Financing Activities

Cash used in financing activities during the six months ended June 30, 2010 was approximately $1.3 million compared to $1.4 million for the same period in 2009, and consisted of repayments of principal on our credit facility offset by proceeds from employee and consultant option exercises.

Contractual Obligations

As of June 30, 2010, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,618	$961	$—	$2,579
Long-term debt (principal)	4,075	146	—	4,221
Long-term debt (interest)	282	1	—	283
Purchase commitments	3,023	—	—	3,023
	$8,998	$1,108	$—	$10,106

At June 30, 2010, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.9 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg GLUMETZA product, and $1.1 million under our supply agreement with Biovail for the supply of 1000mg GLUMETZA product. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

The contractual obligations reflected in this table exclude $3.0 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova related to the development of Serada. The payments relate to various milestones for the product candidate under the sublicense agreement, including submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed or any promotion fees associated with our promotion agreement with Santarus.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Depomed v. Lupin (U.S.  Generic GLUMETZA Litigation)

In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (Lupin), for infringement of the patents listed in the Orange Book for GLUMETZA.  The lawsuit is in response to an Abbreviated New Drug Application filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500mg and 1000mg dosage strengths of GLUMETZA prior to the expiration of the four listed patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340). The Company has commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims.  Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011. An adverse outcome in this matter could substantially weaken our U.S. intellectual property.

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

Our license agreement with Abbott Products grants Abbott Products exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications.  We depend on Abbott Products to obtain regulatory approval and complete any further development of DM-1796, and to commercialize the product in the licensed territories, which subjects us to a number of risks, including the following:

•                  we may not be able to control the amount and timing of resources that Abbott Products devotes to the development or commercialization of DM-1796;

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

Abbott Products completed its acquisition of Solvay’s pharmaceutical business in February 2010.  Accordingly, Abbott Products is now responsible for the DM-1796 license arrangement through a subsidiary.  We do not yet know whether Abbott Products will be as committed to the development and commercialization of DM-1796 as Solvay, and we are not likely to know until some time following the completion of the acquisition.  However, it is possible that Abbott Products’s acquisition of Solvay’s pharmaceutical business may adversely affect the development or commercialization of DM-1796.

Our prior clinical trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints and there can be no assurance this product will be approved for marketing.

In October 2009, our Phase 3 trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints.  In December 2009, we met and discussed with the FDA the results of the trials and any additional clinical development that may be required to complete the program and obtain regulatory approval to market Serada in the United States. Based on the guidance from the meeting with the FDA, we expect to initiate an additional Phase 3 trial for Serada by September 2010.  The trial will be known as Breeze 3.   There can be no assurance the results of the Breeze 3 trial will demonstrate the product candidate is sufficiently safe and effective to obtain approval for marketing.

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

In July 2008, we entered into a promotion agreement with Santarus, Inc. pursuant to which Santarus will promote GLUMETZA in the United States through its sales force beginning in the fourth quarter of 2008. Under the agreement, in exchange for promotion fees, Santarus is required to market and promote GLUMETZA to physicians in the United States, to deliver annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size.  Although we have retained rights to promote GLUMETZA to obstetricians/gynecologists, or ob/gyns, and to retain revenues from incremental sales generated by ob/gyns we call upon, ob/gyns generally do not prescribe significant amounts of metformin products.  In addition, we do not have any immediate plans to establish a sales force, or contract with a third party to act as our sales force, for the purpose of exercising our GLUMETZA co-promotion rights. Accordingly, the success of the commercialization of GLUMETZA will depend in large part on Santarus’ marketing and promotion efforts.  Other factors that may affect the success of our promotion arrangement with Santarus include the following:

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

In addition to the factors described above, Santarus’ business and product revenue have been adversely affected by the introduction of a generic version of its Zegerid® (omeprazole/sodium bicarbonate) prescription products in the third quarter of 2010.

Any of the preceding factors could affect Santarus’ commitment to the collaboration, which, in turn, could adversely affect the commercial success of GLUMETZA.  Any failure to successfully commercialize GLUMETZA could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

The recent recall of GLUMETZA and the related ongoing supply interruption may adversely affect our product revenue.

We are conducting a voluntary class 2 recall of 52 lots of 500mg GLUMETZA product due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole, or TBA, in bottles containing 500mg GLUMETZA tablets.  In connection with the recall, we have temporarily suspended product shipments of 500mg GLUMETZA product.  We currently expect to determine by mid-August 2010 whether corrective actions we have taken to remedy the matter have been successful.  If those actions have been successful, we will resume shipments of 500mg GLUMETZA product in mid-August 2010.  If those actions have not been successful, we expect to experience a further period of supply disruption.

We cannot be sure we will be able to begin resupplying 500mg GLUMETZA product in a timely manner or whether additional recall activities will be required, including activities at the pharmacy level in addition to the activities currently underway at the wholesaler level. In addition, if we are not able to establish resupply at the manufacturing facility currently utilized for 500mg GLUMETZA product, we may move the manufacturing of 500mg GLUMETZA product to an alternate site, which could result in an extended delay before the product would be available for commercial sale.

The supply disruption for 500mg GLUMETZA product described above may adversely impact our product revenue and profitability of GLUMETZA.

In addition, Biovail, our sole supplier for the 1000mg formulation of GLUMETZA, has moved its GLUMETZA tablet manufacturing operation to a Biovail site in Canada.  We expect FDA approval to begin manufacturing at that site in October 2010.  However, if that approval is delayed, we may also experience a supply disruption of the 1000mg formulation of GLUMETZA, which could adversely impact product revenue and profitability of GLUMETZA.

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

Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the 30-month stay. An adverse outcome in this litigation could result in one or more generic versions of GLUMETZA being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to maximize the value of GLUMETZA and could negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Regardless of how the litigation is ultimately resolved, the litigation may be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

We have the following programs in clinical development: Serada for menopausal hot flashes and DM-1992 for Parkinson’s.  We also have other product candidates in earlier stages of development.

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

We are unable to predict whether any of these product candidates will receive regulatory clearances or be successfully manufactured or marketed.  Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain.  Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, substantially all of our product candidates use the Acuform technology.  If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

We are expecting operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the six months ended June 30, 2010, we recorded total revenues of $39.8 million and for the years ended December 31, 2009, 2008 and 2007, we recorded total revenues of $57.7 million, $34.8 million, and $65.6 million, respectively. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.0 million and $15.3 million, respectively. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses for the remainder of 2010.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

•                  interruptions of manufacturing or supply, including our ability to resupply the market with the 500mg formulation of GLUMETZA;

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

We may be unable to enter into future collaborative arrangements on acceptable terms, which could harm our ability to develop and commercialize our current and potential future products. Further, even if we do enter into collaboration arrangements, it is possible that our collaborative partners may not choose to develop and commercialize products using the Acuform technology. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

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

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of June 30, 2010, we have $4.2 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets.  Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We hold issued United States patents, and have patent applications pending in the United States.  In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad.  We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others’ patents or other intellectual property rights. We are not aware of any intellectual property claims against us.  However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, Pfizer has initiated several suits against companies marketing generic gabapentin products, claiming that these products infringe Pfizer’s patents. The results of this litigation could adversely impact the commercialization of pharmaceutical products that contain gabapentin as an active pharmaceutical ingredient.  Also, patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents.  If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.  Such a license may not be available on acceptable terms, or at all.  Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property.  In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause.  Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin.  Accordingly, physicians could prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women rather than Serada, or pharmacists could seek to fill prescriptions for Serada with another manufacturer’s gabapentin.  Although any such “off-label” use could violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

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

Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products could adversely impact our financial position and liquidity.

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

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. Significant clinical trial delays could impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

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

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP). The Food, Drug and Cosmetic Act, or FDCA, the Controlled Substances Act and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.  The failure to comply with these regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or criminal prosecution.

We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns could result in labeling changes, recalls, market withdrawals or other regulatory actions.  Recalls may be issued at our discretion or at the discretion of the FDA or other empowered regulatory agencies.  For example, in June 2010, we instituted a voluntary class 2 recall of 52 lots of our 500mg GLUMETZA product after chemical traces of 2,4,6-tribromoanisole or TBA were found in the product bottle.  We cannot be certain that the FDA will determine that we adequately addressed the matters that led to this recall or that the FDA will not seek to impose fines or sanctions against us as a result of this recall.  Any such fines or sanctions could adversely affect our financial condition and results of operations.

We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act.

The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act.  Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  For instance, our licensee’s NDA for DM-1796 relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.  An NDA for Serada would also rely in part on the FDA’s prior approval of Neurontin®.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply.  In accordance with the Hatch-Waxman Act, such NDAs may be required to includes certifications, known as “Paragraph IV certifications,” that certify any patents listed in the FDA’s Orange Book publication in respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application.  Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification.  Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application.  Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all.  A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.  The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us.  The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming.  These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

If reimbursement is not available for our products or product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payers could have an adverse effect on our future revenues. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, including pharmaceuticals. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment.

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

There may be other companies developing products competitive with GLUMETZA of which we are unaware.

Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition, Pfizer has developed Lyrica® (pregabalin), which has been approved for marketing in the United States and the European Union.

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

We depend on third parties who are single source suppliers to manufacture GLUMETZA and our other product candidates.  If these suppliers are unable to manufacture GLUMETZA or our product candidates, our business will be harmed.

We are responsible for the supply and distribution of GLUMETZA, and Patheon, Puerto Rico Inc. is our sole supplier for tablets of the 500mg strength of GLUMETZA pursuant to a supply agreement we entered into with Patheon in December 2006.  Biovail is our sole supplier for the 1000mg formulation GLUMETZA.  We will be unable to manufacture GLUMETZA in a timely manner if we are unable to obtain 500mg GLUMETZA tablets from our contract manufacturer, active pharmaceutical ingredient from suppliers, or excipient suppliers, or 1000mg GLUMETZA tablets from Biovail.

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

Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, financial condition and results of operations could be materially harmed.

From time to time, we may recall products for various reasons.  Any recall, such as the recall of 500mg GLUMETZA product we initiated in June 2010, may adversely affect our reputation and that of any affected product.

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

Date: August 6, 2010	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and
Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance