Form 10-Q
period 2010-09-30
DEPOMED INC
filed 2010-11-02
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 1, 2010 was 52,745,327.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,225	$26,821
Marketable securities	46,609	42,922
Accounts receivable	9,270	4,933
Inventories	962	2,565
Prepaid and other current assets	1,958	1,185
Total current assets	79,024	78,426
Marketable securities, long-term	9,574	12,016
Property and equipment, net	686	942
Other assets	197	197
	$89,481	$91,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	15,570	15,222
Deferred product sales	1,358	1,635
Deferred license revenue	14,441	11,184
Other current liabilities	1,107	414
Current portion of long-term debt	3,149	3,747
Total current liabilities	35,625	32,202
Deferred license revenue, non-current portion	33,370	41,306
Long-term debt, net of current portion	—	2,170
Other long-term liabilities	59	177
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, no par value, 100,000,000 shares authorized; 52,692,107 and 52,200,358 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	190,342	187,895
Accumulated deficit	(170,014)	(172,202)
Accumulated other comprehensive gain	99	33
Total shareholders’ equity	20,427	15,726
	$89,481	$91,581

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$9,829	$9,859	$34,086	$25,107
Royalties	75	464	254	1,457
License and collaborative revenue	10,223	12,691	25,565	17,930
Total revenues	20,127	23,014	59,905	44,494

Costs and expenses:
Cost of sales	2,499	1,367	6,961	3,628
Research and development expense	4,602	9,300	14,360	29,345
Selling, general and administrative expense:
Promotion fee expense	6,791	6,749	23,769	16,933
Other selling, general and administrative expense	4,313	4,182	12,403	12,945
Total selling, general and administrative expense	11,104	10,931	36,172	29,878
Total costs and expenses	18,205	21,598	57,493	62,851

Income (loss) from operations	1,922	1,416	2,412	(18,357)

Other income (expense):
Interest and other income	100	181	251	731
Interest expense	(130)	(240)	(471)	(788)
Total other income (expense)	(30)	(59)	(220)	(57)

Net income (loss) before income taxes	1,892	1,357	2,192	(18,414)

Provision for (Benefit from) income taxes	1	(16)	4	(17)

Net income (loss)	$1,891	$1,373	$2,188	$(18,397)

Basic net income (loss) applicable to common stock shareholders per common share	$0.04	$0.03	$0.04	$(0.36)
Diluted net income (loss) applicable to common stock shareholders per common share	$0.04	$0.03	$0.04	$(0.36)

Shares used in computing basic net income (loss) per common share	52,595,214	51,598,316	52,444,627	51,357,924
Shares used in computing diluted net income (loss) per common share	53,306,449	52,459,484	53,061,251	51,357,924

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income (loss)	$2,188	$(18,397)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	331	786
Loss on disposal of property and equipment	46	—
Stock-based compensation	1,537	2,116
Changes in assets and liabilities:
Accounts receivable	(4,337)	(1,808)
Inventories	1,603	694
Other current assets	(772)	4,432
Accounts payable and other accrued liabilities	1,331	4,522
Accrued compensation	(408)	(722)
Deferred revenue	(4,956)	16,992
Net cash (used in) provided by operating activities	(3,437)	8,615

Investing Activities
Purchases of property and equipment	(86)	(634)
Purchases of marketable securities	(56,110)	(118,202)
Maturities of marketable securities	47,482	94,951
Sales of marketable securities	7,485	11,999
Net cash used in investing activities	(1,229)	(11,886)

Financing Activities
Principal payments on long-term debt	(2,840)	(2,419)
Proceeds from issuance of common stock	910	1,213
Net cash used in financing activities	(1,930)	(1,206)

Net decrease in cash and cash equivalents	(6,596)	(4,477)
Cash and cash equivalents at beginning of period	26,821	22,127
Cash and cash equivalents at end of period	$20,225	$17,650

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2010 are not necessarily indicative of results to be expected for the entire year ending December 31, 2010 or future operating periods.

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

•                  Product Sales:

•                  GLUMETZA®: The Company sells GLUMETZA® (metformin hydrochloride extended release tablets) to wholesalers and retail pharmacies subject to rights of return six months before product expiration and up to twelve months after product expiration. The Company recognizes revenue for GLUMETZA sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers.

•                  Proquin®XR: The Company sells Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies subject to rights of return six months before product expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR and declining prescription demand for Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.4 million at September 30, 2010 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. The Company will recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return until it can reliably estimate product returns. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

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

Royalties received under the Company’s agreements with Biovail Laboratories s.r.l. (Biovail),who is now a subsidiary of Valeant Pharmaceuticals International and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as available-for-sale as of September 30, 2010 and December 31, 2009 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$16,739	$—	$—	$16,739
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	8,588	8	(1)	8,595
U.S. government agency debt securities	26,989	30	—	27,019
U.S. Treasury securities	10,989	7	(1)	10,995
Total maturing between 1 and 2 years and included in marketable securities:
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	9,516	56	—	9,574
Total available-for-sale	$72,821	$101	$(2)	$72,922

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$21,186	$—	$—	$21,186
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	7,900	1	—	7,901
U.S. government agency debt securities	12,989	40	—	13,029
U.S. Treasury securities	21,988	9	(5)	21,992
Total maturing between 1 and 2 years and included in marketable securities:
U.S. government agency debt securities	12,028	—	(12)	12,016
U.S. Treasury securities	—	—	—	—
Total available-for-sale	$76,091	$50	$(17)	$76,124

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

At September 30, 2010, the Company had four securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	3,540	(1)	—	—	3,540	(1)
U.S. Treasury securities	999	(1)	—	—	999	(1)
Total available-for-sale	$4,539	$(2)	$—	$—	$4,539	$(2)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2010.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$16,739	$—	$—	$16,739
U.S. corporate debt securities	—	8,595	—	8,595
U.S. government agency debt securities	—	27,019	—	27,019
U.S. Treasury securities	—	20,569	—	20,569
Total	$16,739	$56,183	$—	$72,922

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

There are no financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) (in thousands)	$1,891	$1,373	$2,188	$(18,397)

Denominator for basic net income (loss) per share	52,595,214	51,598,316	52,444,627	51,357,924
Net effect of dilutive common stock equivalents	711,235	861,168	616,624	—
Denominator for diluted net income (loss) per share:	53,306,449	52,459,484	53,061,251	51,357,924

Net income (loss) per share:
Basic	$0.04	$0.03	$0.04	$(0.36)
Diluted	$0.04	$0.03	$0.04	$(0.36)

For the three and nine months ended September 30, 2010, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 3.0 million and 3.4 million, respectively. For the three and nine months ended September 30, 2009, approximately 3.3 million and 6.1 million common stock equivalent shares are not included because their effect is anti-dilutive.

NOTE 4.  500mg GLUMETZA RECALL

In June 2010, the Company conducted a voluntary class 2 recall of fifty-two lots of 500mg GLUMETZA tablets from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole (TBA) in bottles containing 500mg GLUMETZA tablets. As a result, the Company temporarily suspended product shipments of 500mg GLUMETZA. For the three and nine months ended September 30, 2010, the Company took a return reserve of approximately $0.1 million and $1.3 million, respectively, related to estimated credit for returns to be given to its customers on returns of recalled product, which had the effect of reducing net product sales for the respective periods. For the three and nine months ended September 30, 2010, the Company also incurred $1.2 million and $2.6 million of inventory write-offs, respectively, related to non-salable inventory resulting from the recall at the Company’s third-party distribution and manufacturing facilities, which were recorded in cost of goods sold for the respective periods.

The 1000mg GLUMETZA was not subject to the recall and is currently being sold to customers.

NOTE 5. LICENSE AND COLLABORATIVE ARRANGEMENTS

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

In November 2008, the Company entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 for pain indications in the United States, Canada and Mexico for pain indications.  In February 2010, Abbott Laboratories acquired the pharmaceutical business of Solvay. Abbott Products Inc. (Abbott Products), a subsidiary of Abbott Laboratories, is responsible for the DM-1796 license agreement with the Company.

Pursuant to the agreement, Solvay paid the Company a $25.0 million upfront fee in February 2009. The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company’s development and supply obligations under the agreement, which is estimated to be through January 2013. For the three and nine months ended September 30, 2010, the Company recognized $1.6 million and $4.7 million, respectively, in license revenue under the arrangement. For the three and nine months ended September 30, 2009, the Company recognized $1.6 million and $4.6 million, respectively, in license revenue under the arrangement. The remaining deferred revenue balance is $14.1 million as of September 30, 2010

In March 2010, Abbott Products submitted an NDA for DM-1796 to the U.S. Food and Drug Administration (FDA) for the treatment of postherpetic neuralgia. In May 2010, the FDA accepted the NDA filing for DM-1796 for postherpetic neuralgia, which triggered a $10.0 million milestone payment from Abbott Products which Depomed received in June 2010. As the nonrefundable milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, the Company recognized the entire $10.0 million as milestone revenue in the second quarter of 2010.

The Company is also eligible to receive milestone payments for FDA approval of the NDA for DM-1796 and sales milestone payments upon reaching certain sales milestones.  Abbott Products will pay the Company 14 to 20 percent of net product sales, depending on the level of product sales.

Janssen Pharmaceutica N.V.

In August 2010, the Company entered into a non-exclusive license agreement with Janssen Pharmaceutica N.V. (Janssen), granting Janssen a license to certain patents related to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Under the terms of the agreement, Janssen was also granted a right of reference to the New Drug Application covering the Company’s GLUMETZA product in Janssen’s regulatory filings covering fixed dose combinations of canagliflozin and extended release metformin. The parties also entered into a service agreement under which Depomed is responsible for providing formulation work associated with the fixed dose combination products.

In August 2010, Janssen paid the Company a $5.0 million upfront license fee associated with the license agreement. The $5.0 million is being amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreements. The Company recognized approximately $1.2 million of revenue associated with this upfront license fee during the three months ended September 30, 2010.

Also in August 2010, the Company received a refundable $1.0 million prepayment for formulation work to be performed under the service agreement.  Work performed by the Company under the service agreement will be reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The $1.0 million prepayment was initially deferred and will be recognized as revenue as the Company performs the related formulation work under the service agreement. The Company recognized approximately $0.3 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended September 30, 2010.

Under the license agreement, the Company is also eligible to receive a additional development milestones.  In September 2010, the Company achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone from Janssen to the Company.  The non-refundable $5.0 million milestone was received in October 2010.  As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, the Company recognized the $5.0 million milestone in its entirety as revenue during the three months ended September 30, 2010.

The agreement also provides for royalties to the Company on future net sales of Janssen’s fixed dosed combinations of canagliflozin and extended release metformin.

Covidien, Ltd.

In November 2008, the Company entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company’s Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million non-refundable upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also receive certain developmental milestone payments, if achieved, and is also entitled to receive royalties on sales of the products.

The $5.5 million in upfront payments is being accounted for as a single unit of accounting and being amortized ratably through November 2011, which is the length of time Depomed is obligated to perform formulation work under the agreement. For each of the three and nine months ended September 30, 2010, the Company recognized $0.5 million and $1.4 million, respectively, of the upfront payments as license revenue. The remaining deferred revenue balance is $2.1 million as of September 30, 2010.

Milestones Associated with the First Product Candidate

In October 2009, the formulation work for the first product candidate under the agreement was completed by the Company and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to Depomed in October 2009.  Because the non-refundable milestone was achieved and substantive in nature, and achievement was not reasonably assured at the inception of the agreement, the Company recognized the entire $0.5 million milestone payment as revenue in the fourth quarter of 2009.

In September 2010, this first product candidate entered clinical development, which triggered a second $0.5 million milestone related to the first product candidate under the agreement. The milestone was received by the Company in September 2010. Because the non-refundable milestone was achieved and substantive in nature, and achievement was not reasonably assured at the inception of the agreement, the Company recognized the entire $0.5 million milestone payment as revenue during the third quarter of 2010.

Milestone Associated with the Second Product Candidate

In December 2009, the Company received a $0.5 million milestone payment from Covidien related to the development of a formulation for the second product candidate under the agreement.  Although the milestone payment was received by the Company in December 2009, the development of the second formulation was not completed until September 2010. The entire $0.5 million was deferred and included in deferred license revenue as of December 31, 2009. Because the milestone was substantive in nature, and achievement was not reasonably assured at the inception of the agreement, the Company recognized the $0.5 million milestone payment in its entirety as revenue in the third quarter of 2010, upon completion of the development work to achieve the milestone.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.1 million and $0.5 million for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2010, the outstanding balance under the facility was $3.2 million, and the unamortized portion of the debt issuance costs was approximately $0.1 million. Future contractual principal and interest payments are as follows (in thousands):

	Principal	Interest
Less than 1 year	$3,247	$168

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

The credit facility contains affirmative and negative covenants with which the Company must comply, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of September 30, 2010.

NOTE 7.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of sales	$8	$4	$14	$20
Research and development expense	119	267	428	703
Selling, general and administrative expense	348	493	1,094	1,393
Total	$475	$764	$1,536	$2,116

At September 30, 2010, the Company had $2.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 1.9 years.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,891	$1,373	$2,188	$(18,397)
Unrealized gain on available-for-sale securities	19	54	66	25
Total comprehensive income (loss)	$1,910	$1,427	$2,254	$(18,372)

NOTE 9.  INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$—	$49
Work-in-process	—	—
Finished goods	909	2,453
Deferred costs	53	63
Total	$962	$2,565

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred. See Note 4 to the Notes to Condensed Financial Statements for further discussion on inventory write-offs related to the Company’s 500mg GLUMETZA recall.

NOTE 10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts payable	$1,131	$709
Accrued compensation	1,995	2,404
Accrued clinical trial expense	304	221
Accrued rebates and sales discounts	2,419	4,396
Allowance for product returns	4,241	3,364
Accrued promotion fee	2,368	1,752
Other accrued liabilities	3,112	2,376
Total accounts payable and accrued liabilities	$15,570	$15,222

NOTE 11.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2010, employees and consultants exercised options to purchase 146,043 and 340,488 shares of the Company’s common stock with net proceeds to the Company of approximately $0.3 million and $0.7 million, respectively.

Employee Stock Purchase Plan

In May 2010, the Company sold 151,261 shares under the ESPP. The shares were purchased at a weighted average purchase price of $1.27 per share with proceeds of approximately $0.2 million.

NOTE 12.  INCOME TAXES

As of December 31, 2009 and September 30, 2010, the Company had $3.2 million and $3.3 million of unrecognized tax benefits, which is netted against deferred tax assets and the remainder of which are fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any items impacting the current year operations.

NOTE 13. SUBSEQUENT EVENTS

Merck & Co., Inc.

In October 2010, the Company received a $2.5 million development milestone from Merck & Co., Inc. (Merck) subject to the parties’ non-exclusive license agreement granting Merck a license to certain patents related to the Company’s metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

Qualifying Therapeutic Discovery Project

In November 2010, the Company announced it was awarded a total of approximately $489,000 in two grants by the U.S. government under the Qualifying Therapeutic Discovery Project of the Patient Protection and Affordable Care Act of 2010 for the Company’s Serada for menopausal hot flashes and DM-1992 for Parkinson’s disease programs.

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

•                  results and timing of our clinical trials, including the results of Breeze 3, our Serada® Phase 3 trial for menopausal hot flashes;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  In 2009, we completed Phase 3 clinical trials for two product candidates.  In October 2009, we announced that DM-1796, an extended release formulation of gabapentin for the treatment of postherpetic neuralgia that we have licensed to Abbott Products, met its Phase 3 clinical trial primary endpoint with statistical significance.  A New Drug Application (NDA) for DM-1796 was filed with the FDA in March 2010 and accepted for review by the FDA in May 2010. Also in October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes.  The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In August 2010, we commenced one additional Phase 3 clinical trial evaluating Serada for menopausal hot flashes, known as Breeze 3, after reaching an agreement with the U.S. Food and Drug Administration (FDA) regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3.

We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways.  First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women’s health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy.  Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Our DM-1796 license and development arrangement with Abbott Products is an example of this strategy.  Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner’s product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements.  Our license and development arrangements with Covidien and Janssen Pharmaceutica N.V. (Janssen) and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

We have developed two products which have been approved by the FDA and are currently being sold. GLUMETZA is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

Product	Indication	Status

DM-1796	Postherpetic neuralgia	Phase 3 study completed. NDA submitted to the FDA in March 2010 and accepted for review in May 2010. Licensed to Abbott Products in the United States, Mexico and Canada.

Serada®	Menopausal hot flashes	Phase 3 studies completed (Breeze 1 and Breeze 2). One additional Phase 3 study (Breeze 3) initiated in August 2010.

DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.

DM-1992	Parkinson’s disease	Initial Phase 1 study completed. Second Phase 1 study initiated in September 2010.

Marketed Products

Product	Indication	Status

GLUMETZA®	Type 2 diabetes	Currently sold in the United States and Canada. Co-promoted in the United States with Santarus. Canadian rights held by Biovail. Korean rights held by LG Life Sciences.

Proquin® XR	Uncomplicated urinary tract infection	Currently sold in the United States. Regulatory application approved in Sweden. European rights held by Rottapharm/Madaus.

Significant Developments and Highlights for the Quarter Ended September 30, 2010

•                  In August 2010, we reached agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3, a Phase 3 trial evaluating Serada for menopausal hot flashes, and enrolled our first patient in Breeze 3.

•                  In August 2010, we entered into a license agreement with Janssen granting Janssen a non-exclusive worldwide license to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin.

•                  In August 2010, we were awarded a clinical grant by The Michael J. Fox Foundation under its Clinical Intervention Awards 2010 program.

•                  In September 2010, we received a $0.5 million milestone payment from Covidien related to the first product candidate under our agreement entering clinical development.

•                  In September 2010, we achieved a formulation milestone pursuant to our agreement with Janssen, which triggered a $5.0 million milestone from Janssen that we received in October 2010.

•                  In September 2010, we dosed the first patient in our second Phase 1 clinical trial for our DM-1992 program for Parkinson’s disease.

•                  Revenue for the three months ended September 30, 2010 was $20.1 million, compared to $23.0 million for the three months ended September 30, 2009.

•                  Operating expenses for the three months ended September 30, 2010 were $15.7 million, compared to $20.2 million for the three months ended September 30, 2009.

•                  Cash, cash equivalents and marketable securities were $76.4 million as of September 30, 2010, compared to $81.8 million as of December 31, 2009.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

DM-1796 for Postherpetic Neuralgia

Abbott Products Inc.  In November 2008, we entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. In February 2010, Abbott Laboratories acquired the pharmaceutical business of Solvay.  Abbott Products Inc, a subsidiary of Abbott Laboratories, is responsible for the DM-1796 license agreement with the Company.

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

Serada® for Menopausal Hot Flashes

Phase 3 Study-Breeze 3 Clinical Trial.   In August 2010, we reached agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3, an additional Phase 3 clinical trial evaluating Serada for menopausal hot flashes. An SPA is an agreement with the FDA that a proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support a product candidate’s regulatory approval.

We began enrollment in Breeze 3 in August 2010. Breeze 3 is expected to be completed by the end of the third quarter of 2011, with top-line results expected to be reported in the fourth quarter of 2011.

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

GLUMETZA for Type 2 Diabetes

500mg GLUMETZA Recall.   In June 2010, we conducted a voluntary class 2 recall of fifty-two lots of 500mg GLUMETZA product from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole (TBA) in bottles containing 500mg GLUMETZA tablets. We believe the presence of TBA in 500mg GLUMETZA bottles may have resulted from the breakdown of a chemical sometimes applied to wood in pallets previously used to transport 500mg GLUMETZA bottles to our contract manufacturer in Puerto Rico. The health effects of TBA have not been well studied, but TBA has been found in food products (such as wine and milk) at levels greater than those detected in the 500mg GLUMETZA tablet bottles and no serious events associated with TBA have been documented in the medical literature. We are cooperating with the FDA and our contract manufacturer on this recall. As a result, in June 2010, we temporarily suspended product shipments of 500mg GLUMETZA product to our customers.

The Company’s investigation into the 500mg GLUMETZA supply chain is ongoing.  Based on the results of its investigation to date, the Company has determined that additional actions are required prior to resuming shipments of the 500mg GLUMETZA to customers.  The timing for resupply will ultimately depend on several factors, including the effectiveness of the Company’s ongoing corrective actions, as well as any communications and discussions with the FDA. The Company currently anticipates resupplying 500mg GLUMETZA product in December 2010 or early 2011. If the Company determines not to establish resupply at the manufacturing facility currently utilized for the 500mg GLUMETZA, the Company may move all or part of the 500mg GLUMETZA manufacturing operation to an alternate site, which would likely result in an extended delay before the product would be available for commercial sale. 1000mg GLUMETZA product was not subject to the recall and is currently being sold to customers.

Janssen Pharmaceutica N.V.

In August 2010, we entered into a non-exclusive license agreement with Janssen Pharmaceutica N.V. (Janssen), granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin, a Sodium Glucose Transport 2 (SGLT2) inhibitor, and extended release metformin. Janssen was also granted a right of reference to the New Drug Application covering our GLUMETZA product in Janssen’s regulatory filings covering fixed dose combinations of canagliflozin and extended release metformin. We also entered into a service agreement and are responsible for providing formulation work associated with the fixed dose combination product, which is expected to be completed in 2011. In exchange, we received a $5.0 million upfront license fee, plus a $1.0 million prepayment as reimbursement for our formulation work on the project. Under the agreement, we are also eligible to receive additional development milestones plus a royalty on future net sales.

In September 2010, we achieved the first milestone related to our formulation work under the agreement, which triggered a $5.0 million milestone to us, which we received from Janssen in October 2010.

Covidien

In November 2008, we entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien granting Covidien worldwide rights to utilize our Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, we are entitled to receive certain developmental milestone payments, if achieved, and are also entitled to receive royalties on sales of the products.

Milestones Associated with the First Product Candidate

In October 2009, we completed and delivered the formulation for the first product candidate under our agreement with Covidien, which triggered a $0.5 million milestone payment from Covidien to us in October 2009. In September 2010, this first product candidate entered clinical development, which triggered a second $0.5 million milestone.

Milestone Associated with the Second Product Candidate

In December 2009, we received a $0.5 million milestone payment from Covidien related to the formulation development of the second product candidate under the agreement. The formulation work related to achieving this milestone was completed in September 2010.

Merck & Co., Inc.

In October 2010, we received a $2.5 million development milestone from Merck & Co., Inc. (Merck) subject to our non-exclusive license agreement with Merck granting Merck a license to certain patents related to our metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin.

Santarus

In October 2010, we entered into a letter agreement with Santarus, our promotion partner for GLUMETZA, for matters related to the 500mg Glumetza recall and resupply activities.  Pursuant to the letter agreement, we and Santarus, among other matters, agreed:  (i) to work together on establishing a mutually agreeable resupply plan for Glumetza 500mg and to share responsibility for any potential TBA-related recall and third party costs arising out of the resupply efforts in the future; (ii) upon a mutual release of potential claims resulting from the recall and associated interruption to supply; (iii) on the construction of provisions of the contract related to Glumetza 500mg inventory written off in connection with the recall, such that certain inventory write-offs are excluded from the gross margin calculation; (iv) reimbursement of Santarus’s out-of-pocket recall costs (including marketing programs directly related to the resupply of Glumetza 500mg); (v) on a reduction in Santarus’ minimum sales force expense obligation for 2011 and 2012, and that a minimum number of first position detail calls will be directed to certain targeted physicians in each of those years; (vi) that, for purposes of determining whether 2010 Glumetza net product sales trigger the $3.0 million milestone that is payable when annual net product sales exceed $50.0 million, 2010 will be considered the 13-month period ending January 31, 2011, and that a reduction in Santarus’ marketing expense obligation for 2011 and 2012 applicable if 2010 annual net product sales are less than $50 million will apply even in the event 2010 annual net product sales (for the 12-month period ending December 31, 2010) exceed $50 million; and (vii) to an extension of the period during which Depomed may elect to co-promote GLUMETZA to obstetricians and gynecologists through July 21, 2013.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nice Months Ended September 30,
	2010	2009	2010	2009
Product sales:
GLUMETZA	$9,807	$9,771	$33,976	$24,659
Proquin XR	22	88	110	448
Total product sales	9,829	9,859	34,086	25,107

Royalties:
GLUMETZA	75	67	254	168
Teva	—	397	—	1,289
Total royalties	75	464	254	1,457

License and collaborative revenue:
DM-1796	1,561	1,561	14,684	4,599
GLUMETZA	626	626	1,877	1,878
Covidien	1,458	458	2,375	1,374
Janssen	6,508	—	6,508	—
Proquin XR	26	26	77	59
Merck	—	10,000	—	10,000
DM-1992	44	20	44	20
Total license and collaborative revenue:	10,223	12,691	25,565	17,930

Total revenues	$20,127	$23,014	$59,905	$44,494

Product sales

GLUMETZA. The increase in GLUMETZA product sales in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 is primarily driven by increased penetration of the 1000mg GLUMETZA in the metformin prescription market resulting from the promotion efforts by our promotion partner, Santarus, as well price increases. This was partially offset by lower shipments of the 500mg GLUMETZA as a result of the 500mg GLUMETZA recall. We temporarily suspended product shipments of 500mg GLUMETZA product in June 2010 to our customers until such time we are able to remedy the situation.  GLUMETZA product sales in the three and nine months ended September 30, 2010 included a return reserve of $0.1 million and $1.3 million, respectively, related to estimated credit for returns to be given to customers on returns of recalled 500mg GLUMETZA product, which had the effect of reducing product sales. We currently anticipate resupplying the 500mg GLUMETZA product in December 2010 or early 2011. However, any delay in resupplying the market with 500mg GLUMETZA product could adversely affect our GLUMETZA product sales.

The 1000mg GLUMETZA product was not subject to the recall and is currently being sold to customers.

Product sales for GLUMETZA relative to its current runrate will depend in part on the success of our promotion partner, Santarus, price adjustments, the timing of market re-introduction of 500mg GLUMETZA product, and our ability to continue supplying 1000mg GLUMETZA product.

Proquin XR.  We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At September 30, 2010, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.4 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

In February 2009, we amended our promotion agreement with Watson, pursuant to which Watson performed a specified number of details in the first quarter of 2009.  The agreement with Watson terminated effective December 31, 2009, and we currently have no sales force or promotion partner promoting Proquin XR to physicians.

Royalties

GLUMETZA. GLUMETZA royalties relate to royalties we received from Biovail Laboratories s.r.l. (Biovail), who is now a subsidiary of Valeant Pharmaceuticals International, based on net sales of GLUMETZA in Canada and royalties we received from LG based on net sales of LG’s version of GLUMETZA, Novamet GR, in Korea. We began receiving royalties from Biovail in the first quarter of 2006 and from LG in the first quarter of 2007.

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

License and collaborative revenue

DM-1796. The increase in DM-1796 license and milestone revenue for the nine months ended September 30, 2010 as compared to the corresponding period in 2009 relates to the $10.0 million milestone payment received from Abbott Products in June 2010 on FDA acceptance of the NDA for DM-1796 for the treatment of postherpetic neuralgia. Because the milestone was substantive in nature, achieved and based on past performance, the entire $10.0 million was recognized as license revenue in the second quarter of 2010. In the fourth quarter of 2008, the Company received a $25.0 million upfront license payment from Abbott Products under our license agreement granting Abbott Products exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Abbott Products as revenue ratably until January 2013, which represents the expected maximum length of time our development and supply obligations exist under the agreement.

Janssen.  In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million is being amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreements. We recognized approximately $1.2 million of revenue associated with this upfront license fee during the three months ended September 30, 2010.

We also entered into a service agreement with Janssen under which we provide formulation work for Janssen and are reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.3 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended September 30, 2010.

In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone from Janssen to us. The non-refundable $5.0 million milestone was received in October 2010.  As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, we recognized the $5.0 million milestone in its entirety as license revenue during the three months ended September 30, 2010.

Merck. Merck license revenue for the three and nine months ended September 30, 2009 relates to the $10.0 million upfront payment received from Merck in August 2009 under the license agreement. As the Company has no continuing obligations under the agreement, the $10.0 million upfront payment was fully recognized as license revenue on receipt in the third quarter of 2009.

Covidien.  Covidien license revenue increased during the three and nine months ended September 30, 2010 as a result of recognition of $1.0 million in developmental milestones under the agreement.  We recognized $0.5 million on completion and delivery of the second formulation under the agreement to Covidien, and an additional $0.5 million on the first formulation under the agreement entering clinical development. Because the two milestones were substantive in nature, achieved and based on past performance, each milestone was recognized in its entirety as license revenue in the third quarter of 2010.

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

GLUMETZA. GLUMETZA license revenue for the three and nine months ended September 30, 2010 and 2009 consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of GLUMETZA and Proquin XR. Total cost of sales for the three and nine months ended September 30, 2010, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$2,499	$1,367	$6,961	$3,628

Cost of sales increased in 2010 as compared to the corresponding period in 2009, mainly as a result of $1.2 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, in inventory write offs for unsalable inventory related to the 500mg GLUMETZA product recall and presence of trace amounts of the chemical 2,4,6-tribromoanisle (TBA) in bottles of the 500mg GLUMETZA. Cost of sales also increased in 2010 as a result of an increase in 1000mg GLUMETZA product sales partially offset by lower shipments of the 500mg Glumetza as a result of the 500mg Glumetza recall.

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

Total research and development expense for the three and nine months ended September 30, 2010, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expense	$4,602	$9,300	$14,360	$29,345
Dollar change from prior year	(4,698)		(14,985)
Percentage change from prior year	(50.5)%		(51.1)%

The decrease in research and development expense for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was primarily due to lower clinical research organization expenses related to the completion of our DM-1796 Phase 3 and Serada Breeze 1 and Breeze 2 Phase 3 programs in 2009.

We are conducting a single additional pivotal Phase 3 trial evaluating Serada for the treatment of menopausal hot flashes. The company initiated this trial known as Breeze 3 in August 2010. As such, we expect research and development expense to increase in the second half of 2010 relative to the first half of 2010. While we expect to continue to incur significant research and development expenses resulting from the progress of Breeze 3, we expect total research and development expenses to decrease in 2010 from 2009 as a result of completion of the DM-1796 Phase 3 clinical trial during 2009.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects in our product pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
DM-1796	$1,132	$3,297	$3,378	$10,023
Serada	1,577	4,394	5,587	13,248
Other projects	1,893	1,609	5,395	6,074
Total research and development expense	$4,602	$9,300	$14,360	$29,345

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative expense:
Promotion fee expense	$6,791	$6,749	$23,769	$16,933
Other selling, general and administrative expense	4,313	4,182	12,403	12,945
Total selling, general and administrative expense	$11,104	$10,931	$36,172	$29,878
Dollar change from prior year	173		6,294
Percentage change from prior year	2.0%		21.1%

The increase in selling, general and administrative expense was primarily due to an increase in GLUMETZA promotion fees to Santarus which was driven by an increase in GLUMETZA product sales.

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Interest and other income	$100	$181	$251	$731
Interest expense	(130)	(240)	(471)	(788)
Net interest income (expense)	(30)	(59)	(220)	(57)

Interest and other income decreased during the three and nine months ended September 30, 2010 as compared to the corresponding period in 2009 as a result of lower interest rates on our investments.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	September 30, 2010	December 31, 2009
Cash, cash equivalents and marketable securities	$76,408	$81,759

In June 2010, we received a $10.0 million milestone payment from Abbott Products related to the FDA’s acceptance for review of the NDA for DM-1796 for the treatment of postherpetic neuralgia.

Since inception through September 30, 2010, we have financed our product development efforts and operations primarily from private and public sales of equity securities and from license and termination fees from collaborative and license partners.

In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. Sales to Azimuth under the agreement, if any, will be made at a price equal to the average closing price of our common stock over a given pricing period, minus a discount ranging from approximately 3.8% to 6.4%, which varies based on a threshold price set by us. Upon each sale of the our common stock to Azimuth under the agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to approximately 1.1% of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock when the price of our common stock is below $2 per share. As of September 30, 2010, we have not sold any common stock to Azimuth under this common stock purchase agreement.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of September 30, 2010, the entire outstanding balance on the credit facility was $3.2 million at an interest rate of 11.59%.

Our obligations under the loan agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of September 30, 2010, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of September 30, 2010, we have accumulated net losses of $170.0 million. We expect to incur operating losses for the remainder of 2010. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2011. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•         sales of our marketed products;

•         expenditures related to our commercialization and development efforts, including arrangements we make for the commercialization of Serada, if the product is approved for marketing;

•         financial terms of definitive license agreements or other commercial agreements we enter into;

•         results of research and development efforts;

•         changes in the focus and direction of our business strategy and/or research and development programs;

•         technological advances;

•         results of clinical testing, requirements of the FDA and comparable foreign regulatory agencies; and

•         acquisitions or investment in complementary businesses, products or technologies.

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

The inability to raise any additional capital required to fund our operations could have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2010 was approximately $3.4 million, compared to cash provided by operating activities of approximately $8.6 million for the nine months ended September 30, 2009. Cash used in operating activities during the nine months ended September 30, 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities for the nine months ended September 30, 2009 was primarily as a result of the $25.0 million upfront payment received from Solvay in February 2009, offset by a net loss for the nine months ended September 30, 2009.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 was approximately $1.2 million and consisted primarily of a slight net increase in marketable securities resulting from investment of the milestone payment received from Abbott ($10.0 million) in 2010. Net cash used in investing activities during the nine months ended September 30, 2009 was approximately $11.9 million and consisted primarily of a net increase in marketable securities resulting from investment of the upfront payments received from Solvay ($25.0 million) and Merck ($10.0 million) in 2009.

Cash Flows from Financing Activities

Cash used in financing activities during the nine months ended September 30, 2010 was approximately $1.9 million compared to $1.2 million for the same period in 2009, and consisted of repayments of principal on our credit facility offset by proceeds from employee and consultant option exercises.

Contractual Obligations

As of September 30, 2010, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Operating leases	$1,627	$549	$—	$2,176
Principal on debt	3,247	—	—	3,247
Interest on debt	168	—	—	168
Purchase commitments	3,145	—	—	3,145
	$8,187	$549	$—	$8,736

At September 30, 2010, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.2 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg GLUMETZA product, and $1.9 million under our supply agreement with Biovail for the supply of 1000mg GLUMETZA product. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on Abbott for certain aspects of the development and commercialization of DM-1796, which subjects us to risks related to Abbott and its business that are outside our control.

Our DM-1796 license agreement with Solvay Pharmaceuticals Inc. (Solvay) granted Solvay exclusive rights to develop and commercialize DM-1796 in the United States, Canada and Mexico for pain indications.  Abbott Laboratories (Abbott) completed its acquisition of Solvay’s pharmaceutical business in February 2010 and Abbott’s subsidiary, Abbott Products, is now responsible for the DM-1796 license arrangement.   Under our license agreement, Abbott Products is responsible for obtaining regulatory approval and completing any further development of DM-1796, and for the commercialization of DM-1796 in the licensed territories.  Our dependence on Abbott and Abbott Products for those activities subjects us to a number of risks.  For instance, we may not be able to control the amount and timing of resources that Abbott devotes to the development or commercialization of DM-1796.  In addition, we and Abbott may not be successful in our efforts to obtain regulatory approval of DM-1796 in a timely manner, or at all.  Also, Abbott may not be committed to the development and commercialization of DM-1796.

If DM-1796 does not receive regulatory approval, or if Abbott is not committed to the development and commercialization of DM-1796, our business may be adversely affected.

Our prior clinical trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints and there can be no assurance this product will be approved for marketing.

In October 2009, our Phase 3 trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints.  In December 2009, we met and discussed with the FDA the results of the trials and any additional clinical development that may be required to complete the program and obtain regulatory approval to market Serada in the United States. We initiated an additional Phase 3 trial for Serada in August 2010, known as Breeze 3.   There can be no assurance the results of the Breeze 3 trial will demonstrate the product candidate is sufficiently safe and effective to obtain approval for marketing.

We will incur significant additional expenses and will not know for at least 12 months whether a New Drug Application could be submitted to the FDA to be approved for marketing. Clinical development is a long, expensive and uncertain process and is subject to delays.  Positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials.  Accordingly, our additional Phase 3 trial may not demonstrate that Serada is effective for menopausal hot flashes.  In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

In July 2008, we entered into a promotion agreement with Santarus, Inc. pursuant to which Santarus will promote GLUMETZA in the United States through its sales force beginning in the fourth quarter of 2008. Under the agreement, in exchange for promotion fees, Santarus is required to market and promote GLUMETZA to physicians in the United States, to deliver annual detail calls to potential GLUMETZA prescribers, and to maintain a sales force of a minimum size.  Although we have retained rights to promote GLUMETZA to obstetricians/gynecologists, or ob/gyns, and to retain revenues from incremental sales generated by ob/gyns we call upon, ob/gyns generally do not prescribe significant amounts of metformin products.  In addition, we do not have any immediate plans to establish a sales force, or contract with a third party to act as our sales force, for the purpose of exercising our GLUMETZA co-promotion rights. Accordingly, the success of the commercialization of GLUMETZA will depend in large part on Santarus’ marketing and promotion efforts.  Other factors that may affect the success of our promotion arrangement with Santarus include the following:

•                 Santarus may acquire or develop alternative products (as it did in the third quarter of 2010);

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

We cannot be certain of the extent to which commercialization of Glumetza will continue to be negatively impacted by the recent recall of GLUMETZA and the related ongoing supply interruption.

In June 2010, we initiated a voluntary, wholesaler-level recall of Glumetza 500mg product due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole, or TBA, in bottles containing Glumetza 500mg tablets.  In connection with the recall, we have temporarily suspended product shipments of Glumetza 500mg.  We currently expect to resume shipments of Glumetza 500mg in December 2010 or early 2011.  However, if corrective actions taken in connection with our investigation into the matter are not effective, we expect to experience a further period of supply disruption.  Also, we have agreed to work together with Santarus on establishing the resupply plan for Glumetza 500mg and to share responsibility for any potential TBA-related recall and third party costs arising out of the resupply efforts in the future.  If we and Santarus are unable to agree on a resupply plan, the resupply of Glumetza 500mg may be delayed.  In addition, if we are not able to establish resupply at the manufacturing facility currently utilized for Glumetza 500mg, we may move the manufacturing of Glumetza 500mg product to an alternate site, which could result in an extended delay before the product would be available for commercial sale.  Accordingly, we cannot be sure we will be able to begin resupplying Glumetza 500mg product in a timely manner.

The supply disruption for Glumetza 500mg product described above has adversely impact our product revenue and profitability of Glumetza.  In addition, other Pharmaceutical companies have encountered complex TBA-related supply issues and the issues may be difficult to remediate.  Even if supply of Glumetza 500mg is reestablished, many of the patients who were previously prescribed Glumetza may be taking other prescription metformin products, and we may not be able to ever regain the lost share of the business.  We may also suffer damage to our reputation and face product liability claims.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies.  For the nine months ended September 30, 2010, we recorded total revenues of $59.9 million and for the years ended December 31, 2009, 2008 and 2007, we recorded total revenues of $57.7 million, $34.8 million, and $65.6 million, respectively. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.0 million and $15.3 million, respectively. However, as we continue our research and development efforts, preclinical testing and clinical trial activities, we anticipate that we will incur operating losses for the remainder of 2010.  Therefore, we expect our cumulative losses to increase. These losses, among other things, have had, and we expect that they will continue to have, an adverse impact on our total assets, shareholders’ equity and working capital.

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

•                 interruptions of manufacturing or supply, or other manufacture or supply difficulties, including our ability to resupply the market with the 500mg formulation of GLUMETZA;

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

•                 manufacturing costs;

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

We currently have collaboration arrangements with Abbott, Santarus, Covidien, Merck and Janssen.  In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.  We may not execute definitive agreements formalizing these arrangements.  Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of September 30, 2010, we have $3.2 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

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

Although we have obtained clinical batches of DM-1796 and Serada from Patheon Puerto Rico Inc., we currently have no long-term supply arrangement with respect to DM-1796 and Serada.  Any failure to obtain clinical supplies of DM-1796 and Serada could adversely affect these clinical development programs.

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

Date: November 2, 2010	DEPOMED, INC.

/s/ Carl A. Pelzel
Carl A. Pelzel
President and Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance