Form 10-K
period 2010-12-31
DEPOMED INC
filed 2011-03-16
CIK 1005201

Use these links to rapidly review the document

TABLE OF CONTENTS2
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2010 was approximately $127,209,000. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of March 15, 2011 was 53,545,176.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2011 Annual Meeting of Shareholders, expected to be held on or about May 26, 2011, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2010 FORM 10-K REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

  •
  our ability to successfully prepare for and launch GraliseTM (gabapentin), our product for the management of postherpetic neuralgia that is being transferred to us in March 2011 from our former licensee, Abbott Products Inc. (a wholly-owned subsidiary of Abbott Laboratories, or Abbott Products);

  •
  the commercial success and market acceptance of Gralise and our own efforts, or those of any future commercialization partner, with respect to the commercialization of Gralise;

  •
  results and timing of our clinical trials, including the results of Breeze 3, our Phase 3 trial evaluating Serada® for menopausal hot flashes;

  •
  the commercial success and market acceptance of Serada if we receive approval to market Serada in the United States;

  •
  any patent infringement or other litigation that may be instituted related to Serada or Gralise under the Hatch-Waxman Act;

  •
  the commercial success of Glumetza® (metformin hydrochloride extended-release tablets) in the United States, and the efforts of our Glumetza commercial partner, Santarus, Inc. (Santarus);

  •
  the results of our ongoing litigation against Lupin Limited (Lupin) related to Lupin's abbreviated New Drug Application (ANDA) to market generic Glumetza in the United States;

  •
  our collaborative partners' compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the United States;

  •
  the results of our research and development efforts;

  •
  submission, acceptance and approval of regulatory filings;

  •
  our need for, and ability to raise, additional capital;

  •
  our and our collaborative partners' compliance or non-compliance with obligations under our collaboration agreements; and

  •
  our plans to develop other product candidates.

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

        Depomed®, Serada®, Proquin® and Acuform® are registered trademarks of Depomed. Glumetza® is a registered trademark of Valeant Pharmaceuticals International, Inc. exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In January 2011, the U.S. Food and Drug Administration (FDA) approved GraliseTM (gabapentin) once-daily tablets for the management of postherpetic neuralgia. In March 2011, we and our former licensee, Abbott Products, terminated our Gralise exclusive license agreement and the rights to Gralise reverted back to us. We intend to commercialize Gralise on our own or with the assistance of a promotion partner or licensee.

        In October 2009, we announced the results of our Breeze 1 and Breeze 2 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes. The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In August 2010, we commenced one additional Phase 3 clinical trial evaluating Serada for menopausal hot flashes, known as Breeze 3, after reaching an agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3. In March 2011, we completed enrollment in Breeze 3.

        We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women's health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements. Our license and development arrangements with Covidien, Janssen Pharmaceutica N.V. (Janssen), and Boehringer Ingelheim International GMBH (Boehringer Ingelheim) and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

        In addition to Gralise, we have developed two other products which have been approved by the FDA. Glumetza® (metformin hydrochloride extended-release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus.

Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections that we no longer manufacture or market.

        The following table summarizes our product pipeline and approved products.

Product Pipeline

Product	Indication	Status
Serada®	Menopausal hot flashes	Two Phase 3 studies completed (Breeze 1 and Breeze 2).
One additional Phase 3 study (Breeze 3) initiated in August 2010.
Enrollment completed in March 2011.
Top-Line data expected in the fourth quarter of 2011.
DM-1992	Parkinson's disease	Second Phase 1 study completed in February 2011.
DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.

Approved Products*

Product	Indication	Status
Glumetza®	Type 2 diabetes	Currently sold in the United States and Canada.
Co-promoted in the United States with Santarus.
Canadian rights held by Valeant.
Gralise™	Postherpetic neuralgia	Approved by the FDA in January 2011.
Commercial launch expected in 2011.

*
We also developed Proquin XR (ciprofloxacin hydrochloride) extended-release tablets, a product approved for marketing in the United States for the treatment of uncomplicated urinary tract infections. We no longer manufacture or market this product.

SIGNIFICANT DEVELOPMENTS DURING 2010

        Among the significant developments in our business during 2010 were the following:

  •
  In May 2010, the FDA accepted the Gralise NDA filing for postherpetic neuralgia for review, which triggered a $10.0 million milestone payment from Abbott Products to us in June 2010.

  •
  In June 2010, we conducted a voluntary, wholesaler-level recall of our 500mg Glumetza product due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole in bottles containing 500mg Glumetza tablets. The 500mg Glumetza was resupplied in January 2011.

  •
  In August 2010, we enrolled the first patient in Breeze 3, our ongoing Phase 3 trial evaluating Serada for menopausal hot flashes, after reaching agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of the trial.

  •
  In August 2010, we entered into a license agreement with Janssen granting Janssen a non-exclusive worldwide license to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. We received a $5.0 million upfront license fee from Janssen in August 2010, and a $5.0 million payment from Janssen in October 2010 for achievement of a formulation milestone.

  •
  In September 2010, we received a $0.5 million milestone payment from Covidien related to the first product candidate under our agreement entering clinical development.

  •
  In September 2010, we dosed the first patient in our second Phase 1 clinical trial for our DM-1992 program for Parkinson's disease. The trial was funded in part by a clinical grant from The Michael J. Fox Foundation under its Clinical Intervention Awards 2010 program. We reported the results of the trial in February 2011.

  •
  In September 2010, Merck filed an NDA for a fixed dose sitagliptin and extended release metformin combination pursuant to our agreement, which triggered a $2.5 million milestone from Merck that we received in October 2010.

  •
  In November 2010, we were awarded two cash grants totaling approximately $0.5 million under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program, related to two of the Company's development programs, Serada for the treatment menopausal hot flashes and DM-1992 for the treatment of Parkinson's disease.

  •
  Total revenues for the year ended December 31, 2010 were $80.8 million, compared to $57.7 million for the year ended December 31, 2009.

  •
  Operating expenses for the year ended December 31, 2010 were $69.0 million, compared to $74.5 million for the year ended December 31, 2009.

  •
  Cash, cash equivalents and marketable securities were $76.9 million as of December 31, 2010, compared to $81.8 million as of December 31, 2009.

RECENT PRODUCT DEVELOPMENTS AND TRANSACTIONS

APPROVED PRODUCTS

Gralise™ (gabapentin) tablets for the Management of Postherpetic Neuralgia

  General

        Gralise (gabapentin) is our proprietary, once-daily formulation of gabapentin which we previously referred to as DM-1796. In January 2011, the FDA approved Gralise for the management of postherpetic neuralgia. In connection with the termination of our exclusive license agreement with Abbott Products in March 2011, the rights to Gralise for pain indications in the U.S., Mexico and Canada reverted back to us.

        In November 2010, the FDA granted Gralise Orphan Drug designation for management of postherpetic neuralgia, based on the size of the postherpetic neuralgia population and the reduced incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. In February 2011, we were informed that additional submissions or evidence to demonstrate the clinical superiority of Gralise based on improved safety will be required to be provided to the FDA to obtain a seven-year period of market exclusivity in postherpetic neuralgia as a result of the orphan drug designation. If obtained, the market exclusivity period will run from January 28, 2011, the date the FDA approved the Gralise NDA.

        We intend to commercialize and launch Gralise on our own or with the assistance of a co-promotion partner or licensee in 2011.

        Postherpetic Neuralgia.    Postherpetic neuralgia (PHN) is a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. PHN afflicts approximately one in five patients diagnosed with shingles in the United States. The incidence of PHN increases in elderly patients, with 75 percent of those over 70 years old who have shingles, developing PHN. The pain associated with PHN reportedly can be so severe that patients are unable to resume normal activities for months. Approximately 70,000 to 100,000 Americans are affected by PHN each year. The pain associated with PHN can interfere with daily activities such as sleep and recreational activities and can be associated with clinical depression.

        In 2006, the Centers for Disease Control and Prevention Advisory Committee on Immunization Practices recommended that adults 60 years of age be vaccinated with a shingles vaccine. While the shingles vaccine is not a treatment for PHN, it could impact the future market for therapies for PHN.

  Clinical Program

        Gralise was approved on the basis of two Phase 3 trials involving 359 patients treated with Gralise and 364 treated with placebo. Safety was evaluated in all 723 patients and the efficacy assessment was based on the second of two Phase 3 trials. The second Phase 3 trial was a randomized, double-blind, placebo-controlled study of 452 PHN patients. In the trial, Gralise achieved a statistically significant reduction in average daily pain score compared to placebo. Patients in the study were randomized into two treatment arms: placebo or 1800 mg of Gralise dosed once-daily. Secondary objectives included an assessment of changes from baseline in sleep interference, and additional patient and clinician assessments of pain and quality of life.

        A total of 359 patients with PHN received Gralise at doses up to 1800 mg once-daily during placebo-controlled clinical studies. In these trials, 9.7% of patients treated with Gralise and 6.9% of 364 patients treated with placebo discontinued prematurely due to adverse reactions. In the Gralise treatment group, the most common reason for discontinuation due to adverse reactions was dizziness. Of Gralise-treated patients who experienced adverse reactions, the majority of those adverse reactions were either "mild" or "moderate". The most common treatment-emergent adverse events associated with Gralise were dizziness (10.9% with Gralise vs. 2.2% placebo), somnolence (4.5% vs. 2.7%) and headache (4.2% vs. 4.1%).

        Gralise is to be titrated over a two-week period to an 1800 mg once-daily dose, given with the evening meal. Gralise tablets swell in gastric fluid and gradually release gabapentin. Gralise is not interchangeable with other gabapentin products because of differing pharmacokinetic profiles that affect the frequency of administration.

  Former Collaboration and Licensing Arrangements

        Abbott Products.    In November 2008, we entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize Gralise in the United States, Canada and Mexico for pain indications. The agreement became effective in January 2009. In February 2010, Abbott Laboratories completed its acquisition of the pharmaceutical business of Solvay. Abbott Products, a subsidiary of Abbott Laboratories, assumed responsibility for the Gralise license agreement with the Company in connection with the acquisition.

        Pursuant to the license agreement with Solvay, we received a $25.0 million upfront fee in February 2009. In March 2010, Abbott Products submitted an NDA for Gralise to the FDA for the management of postherpetic neuralgia. The NDA was submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act because it references certain toxicity, safety and other data of Neurontin®, the formulation of gabapentin initially approved by the FDA. In May 2010, the FDA accepted the NDA for Gralise for the management of postherpetic neuralgia, which triggered a $10.0 million milestone payment from Abbott Products to us in June 2010.

        In January 2011, the FDA approved Gralise for once-daily management of postherpetic neuralgia. The approval triggered a $48.0 million milestone from Abbott Products to us, which we received in February 2011.

        Pursuant to a settlement agreement entered into in March 2011, we and Abbott Products terminated our license agreement for Gralise. The settlement agreement provided for (i) the transition of Gralise back to Depomed and (ii) a $40.0 million payment to Depomed to be made in March 2011.

Glumetza® (metformin hydrochloride extended release tablets) for Type 2 Diabetes

  General

        The 500mg strength of Glumetza is our internally developed once-daily metformin product for type 2 diabetes. The FDA approved Glumetza for marketing in the United States in 2005 and we launched the product in 2006.

        The 500mg Glumetza was originally licensed to Valeant (formerly Biovail) in 2002. We reacquired the U.S. rights to Glumetza from Valeant in December 2005. In connection with the restructuring of our Glumetza agreements with Valeant in December 2005, we also acquired the exclusive U.S. license to a 1000mg strength of Glumetza utilizing proprietary Valeant drug delivery technology. In December 2007, the FDA approved the 1000mg formulation for marketing in the United States, and we began selling the 1000mg Glumetza in June 2008.

        The 500mg and 1000mg Glumetza have also been approved for marketing in Canada, where they are marketed by Valeant.

        Between June 2006 and October 2007, Glumetza was promoted in the United States pursuant to a promotion arrangement between the Company and King Pharmaceuticals (King). Glumetza was launched in the United States in September 2006. In October 2007, we terminated our promotion agreement with King related to Glumetza, and King paid us $29.7 million in termination and other fees. King ended promotion of Glumetza in December 2007.

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

  Target Market

        According to the American Diabetes Association (ADA), 25.8 million people in the United States have diabetes. Of those, 18.8 million are diagnosed. The ADA estimates that 1.9 million new cases of diabetes were diagnosed in people aged 20 or older in 2010. Among adults with diagnosed diabetes, 58 percent take oral medication only, and 14 percent take both insulin and oral medication, according to the 2007-2009 National Health Interview Survey of the Centers for Disease Control and Prevention.

  500mg Glumetza Recall

        In June 2010, we conducted a voluntary class 2 recall of fifty-two lots of 500mg Glumetza product from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole (TBA) in bottles containing 500mg Glumetza tablets. We cooperated with the FDA and our contract manufacturer on the recall. In June 2010, we temporarily suspended product shipments of 500mg Glumetza product to our customers. We resumed shipments of the 500mg Glumetza to customers in January 2011. The 1000mg Glumetza product was not subject to the recall.

  Glumetza Collaboration, Commercialization and Licensing Arrangements

        Santarus, Inc.    In July 2008, we entered into a promotion agreement with Santarus granting Santarus exclusive rights to promote Glumetza in the United States. Santarus paid us a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, Santarus may be required to pay us additional one-time sales milestones, totaling up to $16.0 million. In January 2011, we achieved the first sales milestone of $3.0 million related to Glumetza net sales exceeding $50.0 million for the 13 months ended January 31, 2011.

        Santarus began promotion of Glumetza in October 2008. Under the promotion agreement, Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. We continue to record revenue from the sales of Glumetza product and paid Santarus a promotion fee equal to 80% of the gross margin earned from net sales of Glumetza product in the United States through the third quarter of 2010. The promotion fee was reduced to 75% of gross margin beginning in the fourth quarter of 2010.

        Santarus is responsible for all costs associated with its sales force and for all other marketing expenses associated with its promotion of Glumetza. We are responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance.

        Pursuant to the terms of the promotion agreement, we retain the option to co-promote Glumetza product in the future to obstetricians and gynecologists and may exercise our co-promote option at any time before the fifth anniversary of the effective date of the promotion agreement. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the territory covering a Glumetza product, unless terminated sooner.

        In October 2010, we entered into a letter agreement with Santarus, mutually agreeing on certain matters related to the 500mg Glumetza recall and resupply plans and amending certain provisions of the promotion agreement. The letter agreement included the following provisions: (i) Depomed shall exclude from the promotion fee calculation, amounts related to inventory write-offs or reimbursement from its third-party contract manufacturer associated with the recalled 52-lots of the 500mg Glumetza product; (ii) a reduction in Santarus' minimum sales force obligations and minimum marketing expenditures; (iii) solely for purposes of achieving the first sales milestone, an extension of the 2010 calendar year under the promotion agreement to include the month of January 2011; (iv) approval by Santarus on the 500mg Glumetza resupply plan; (v) a mutual release between the two Companies from claims and damages resulting from the 500mg Glumetza product recall and interruption to supply; (vi) Depomed's right to elect to co-promote Glumetza is extended by two years, to the fifth anniversary of the effective date of the promotion agreement; and (vii) Depomed and Santarus will endeavor to structure a mutually agreeable promotional arrangement if Depomed and Santarus identify a third-party co-promote partner for Glumetza.

        Valeant.    We licensed U.S. and Canadian rights to Glumetza to Valeant in 2002. In 2005, we received a $25.0 million license fee payment from Valeant under our original license agreement following FDA approval of Glumetza. In December 2005, we and Valeant entered into an amended and restated license agreement relating to Glumetza. The amended and restated license agreement supersedes our April 27, 2004 amended license and development agreement with Valeant.

        Pursuant to the amended and restated license agreement, Valeant has an exclusive license in Canada to manufacture and market the 500mg Glumetza, and we receive royalties of six percent of Canadian net sales of the 500mg Glumetza. We also receive payments from Valeant equal to one percent of Canadian net sales of the 1000mg Glumetza.

        In December 2005, we also entered into a manufacturing transfer agreement and a supply agreement with Valeant related to the 1000mg Glumetza. Under those agreements, we received an exclusive license to market the 1000mg Glumetza in the United States, and an exclusive license to the "Glumetza" trademark in the United States for the purpose of marketing Glumetza. We purchase the 1000mg Glumetza exclusively from Valeant under the supply agreement, subject to back-up manufacturing rights in our favor. If we exercise our back-up manufacturing rights, compensation to Valeant will change from a supply-based arrangement to royalties of six percent of net sales of the 1000mg Glumetza in the United States (or, if less, thirty percent of royalties and other similar payments from our licensees) under the manufacturing transfer agreement.

        We also pay Valeant royalties of one percent of net sales of the 500mg Glumetza in the United States (or, if less, five percent of royalties and other similar payments from our licensees).

RESEARCH AND DEVELOPMENT PROGRAMS

Serada® for Menopausal Hot Flashes

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

  Current Treatments; Target Market

        Currently, the leading prescription drug product for the treatment of hot flashes associated with menopause is hormone replacement therapy (HRT) which involves the administration of the hormone estrogen, either alone or in combination with the hormone progestin. In 2001, the HRT market represented more than $2 billion and in excess of 90 million prescriptions. In 2003, the Women's Health Initiative released the results of a clinical study that revealed an increased risk of blood clots, stroke, and breast cancer associated with HRT. Subsequently, in 2003, the HRT market decreased by more than $850 million and 34 million prescriptions relative to 2001. HRT prescriptions have declined to approximately 33 million prescriptions in 2010.

        Existing non-hormonal pharmaceutical alternatives to HRT for the treatment of hot flashes include off-label administration of anti-depressants. There is also a considerable market for dietary and herbal supplements for the treatment of hot flashes, although we are not aware of any clinical study demonstrating the safety and efficacy of any such treatment.

  Clinical Program

        Phase 3 Study-Breeze 3 Clinical Trial.    In August 2010, we reached agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3, an additional Phase 3 clinical trial evaluating Serada for menopausal hot flashes. An SPA is an agreement with the FDA that a proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support a product candidate's regulatory approval.

        We began enrollment in Breeze 3 in August 2010 and completed enrollment in March 2011. Breeze 3 is expected to be completed by the end of the third quarter of 2011, with top-line results expected to be reported in the fourth quarter of 2011.

        Study Design.    Breeze 3 is a randomized, double-blind, placebo-controlled study of 600 patients. Patients are randomized into one of two treatment arms, with patients receiving either placebo or a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. The co-primary efficacy endpoints in the study are reductions in the mean frequency of moderate-to-severe hot flashes, and the average severity of hot flashes, measured after four and 12 weeks of stable treatment. As in the prior Breeze 1 trial, the treatment duration of the study is 24 weeks, to address the FDA's view that an effective drug should also show statistically significant persistence of efficacy at 24 weeks. The trial also includes a responder analysis to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

        Modifications to the design of Breeze 3 relative to Breeze 1 and 2 include: (i) a single active arm rather than two arms, and therefore a required statistical p value of .05 rather than .025 to achieve statistical significance; (ii) up to 65% more patients in the active treatment arm than in Breeze 1 and 2 (iii) a two-week run in period prior to randomization, rather than one week, which is designed to reduce the regression to the mean observed in Breeze 1 and 2, resulting in a more stable baseline, and thereby potentially reducing the placebo effect; and (iv) an alternative statistical analysis method, known as a non-parametric analysis, that is designed to reduce the influence significant outliers can have on the achievement of efficacy endpoints.

  Breeze 1 and 2 Phase 3 Clinical Trials.

        Study Design.    In October 2009, we completed our Breeze 1 and 2 clinical trials evaluating Serada in menopausal hot flashes. Each trial was a Phase 3 randomized, double-blind, placebo-controlled studies of approximately 540 patients. In September 2008, we enrolled and dosed the first patient in Breeze 1, and in October 2008, we enrolled and dosed the first patient in Breeze 2. In each study, patients were randomized into three treatment arms: (i) placebo; (ii) 1200mg of Serada dosed once daily; or (iii) a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. We completed enrollment in Breeze 1 in February 2009, and completed enrollment in Breeze 2 in March 2009.

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

        The primary efficacy outcomes observed in the studies are set forth in the tables below.

Breeze 1
	Frequency (# per day)			Severity (average per incident)
Treatment Group	Baseline	4 weeks	12 weeks	Baseline	4 weeks	12 weeks
1800mg	11.1	3.8 (p = 0.0001)	3.7 (p = 0.02)	2.5	1.8 (p = 0.0001)	1.7 (p = 0.0468)
1200mg	11.3	4.5 (p = 0.0117)	3.8 (p = 0.183)	2.5	1.9 (p = 0.0016)	1.7 (p = 0.0433)
placebo	11.3	5.4	4.3	2.5	2.1	1.8

Breeze 2
	Frequency (# per day)			Severity (average per incident)
Treatment Group	Baseline	4 weeks	12 weeks	Baseline	4 weeks	12 weeks
1800mg	11.2	4.1 (p = 0.004)	3.7 (p = 0.028)	2.5	1.8 (p = 0.0003)	1.6 (p = 0.026)
1200mg	12.0	4.7 (p = 0.0024)	3.9 (p = 0.0024)	2.5	1.9 (p = 0.06)	1.7 (p = 0.028)
placebo	11.2	5.7	5.0	2.5	2.0	1.9

        Safety.    Serada was generally well tolerated in the study. The most common side effects observed in the study were headache, somnolence, dizziness and nausea. The incidence of those side effects in each of the treatment groups for each study are set forth in the tables below:

Breeze 1
Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	19	19	9	9
1200mg	13	24	9	7
placebo	3	2	6	< 5%

Breeze 2
Treatment Group	Somnolence (%)	Dizziness (%)	Headache (%)	Nausea (%)
1800mg	8	19	7	7
1200mg	7	17	< 5%	< 5%
placebo	3	3	8	< 5%

        Withdrawals due to adverse events in each of the treatment groups for each study are set forth in the tables below:

Breeze 1
Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	2	1
1200mg	3	3
placebo	0	0

Breeze 2
Treatment Group	Somnolence (%)	Dizziness (%)
1800mg	2	3
1200mg	0.5	3
placebo	0.5	0

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

DM-1992 for Parkinson's Disease

  General

        Parkinson's disease is a chronic degenerative disorder that affects nearly one million Americans, with significant growth expected over the next 25 years due to aging population demographics. Nearly 5 million people worldwide are estimated to have Parkinson's. While the average age at onset is 60, disease onset starts by age 40 in an estimated 5 to 10 percent of patients, and people as young as 30 can also be affected.

  Parkinson's Treatments; Target Market

        Current therapies are effective in addressing only the mild/moderate motor symptoms of the disease and have significant long-term side effects. Levodopa/carbidopa is the most common treatment of Parkinson's but currently has limitations with inconsistent efficacy and inconvenient dosing since it absorbed in the upper GI tract. Levodopa/carbidopa is available as a generic (brand name Sinemet) and had approximately 2.7 million prescriptions in the United States in 2010.

  Clinical Program

        DM-1992 is our investigative novel gastric retentive extended-release formulation of levodopa/carbidopa. In July 2008, The Michael J. Fox Foundation awarded the Company a preclinical development grant to support the DM-1992 program. In October 2010, we were awarded an additional clinical grant under The Michael J. Fox Foundation Clinical Intervention Awards 2010 program.

        First Phase 1 Study.    In January 2009, we initiated our first Phase 1 pharmacokinetic study in Parkinson's patients designed to provide insight into our formulation strategy for the DM-1992 program. The first Phase 1 trial in DM-1992 was a randomized, open-label crossover study that enrolled 18 patients with stable Parkinson's disease at two leading neurology centers in Russia. The objective of the study was to compare the pharmacokinetics of two distinct formulations of DM-1992 and a generic version of Sinemet CR sustained-release levodopa/carbidopa, as well as the safety and tolerability of the formulations. Patients in the trial received a single dose of each of the three treatments being studied. A dose of the first treatment was administered at the beginning of the study, followed by a dose of a second treatment after 7 to 14 days, and a dose of the third treatment after another 7 to 14 days. Blood samples were drawn during the 24 hour period following administration of each treatment. Patients were allowed to remain on any anti-Parkinson's therapies other than levodopa/carbidopa during the trial.

        In August 2009, we completed the first Phase 1 study. In the study, DM-1992 extended coverage above levodopa's efficacious threshold and extended the time to peak levodopa concentration relative to currently available sustained release levodopa/carbidopa formulations. One of our formulations tested in the study extended the median time at which levodopa blood levels stayed above the efficacious threshold of 300 ng/mL to approximately nine hours, compared to approximately seven hours for the generic version of Sinemet CR tested in the study. The time to median peak levodopa blood levels in the study was extended to four hours, compared to 2.8 hours for the comparator.

        Second Phase 1 Study.    In September 2010, we initiated our second pharmacokinetic-pharmacodynamic Phase 1 study for the DM-1992 program. The second Phase 1 trial in DM-1992 was a randomized, open-label crossover study that enrolled 16 patients with stable Parkinson's disease at two leading neurology centers in Russia. The objective of the study was to compare the pharmacokinetics-pharmacodynamics of two distinct twice-daily formulations of DM-1992 and a generic version of Sinemet CR sustained-release levodopa/carbidopa dosed three-times daily, as well as the safety and tolerability of the formulations. Patients in the trial received a full day's dose of each of the three treatments being studied, two doses of each DM-1992 (460mg levodopa and 150mg carbidopa per dose) twelve hours apart, and three doses of generic levodopa/carbidopa over a 12 hour period (200mg of levodopa and 50mg of carbidopa per dose). During the 24 hour period following administration of each treatment, blood samples were drawn and a standard finger tapping test was given to assess efficacy.

        In February 2011, we completed the second Phase 1 study. In the study, both formulations of DM-1992 maintained therapeutic blood levels of above the efficacious threshold of 300 ng/mL for 24 hours. DM-1992 was well tolerated in the study.

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

OTHER RESEARCH AND DEVELOPMENT AND COLLABORATIVE PROGRAMS

        Janssen Pharmaceutica N.V.    In August 2010, the Company entered into a non-exclusive license agreement with Janssen Pharmaceutica N.V. (Janssen), granting Janssen a license to certain patents related to the Company's Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Under the terms of the agreement, Janssen was also granted a right of reference to the NDA covering the Company's Glumetza product in Janssen's regulatory filings covering fixed dose combinations of canagliflozin and extended release metformin. The parties also entered into a service agreement under which Depomed is responsible for providing formulation work associated with the fixed dose combination products.

        In August 2010, Janssen paid the Company a $5.0 million upfront license fee and a refundable $1.0 million prepayment for formulation work to be performed under the service agreement. Work performed by the Company under the service agreement is reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses.

        Under the license agreement, the Company is also eligible to receive additional development milestones. In September 2010, the Company achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone from Janssen to the Company. The $5.0 million milestone was received in October 2010.

        The agreement also provides for royalties to the Company on future net sales of Janssen's fixed dosed combinations of canagliflozin and extended release metformin.

        Covidien.    In November 2008, the Company entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company's Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates.

        In 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also receive certain developmental milestone payments totaling $16.0 million per product, if achieved, and is also entitled to receive royalties on sales of the products.

        In October 2009, the first formulation was completed by the Company and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien received in October 2009. In

September 2010, the first formulation entered clinical development, which triggered a second $0.5 million milestone related to first formulation under the agreement.

        In December 2009, the Company received a $0.5 million milestone payment from Covidien related to the development of a formulation for the second product candidate under the agreement. Although the milestone payment was received by the Company in December 2009, the development of the second formulation was not completed until September 2010.

        Merck & Co., Inc.    In July 2009, the Company entered into a non-exclusive license agreement with Merck & Co., Inc. (Merck) granting Merck a license to certain patents related to the Company's metformin extended release technology to be used in developing fixed dose combinations of sitagliptin and extended release metformin. Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain Depomed patents directed to metformin extended release technology. In exchange, the Company received a $10.0 million upfront fee in the third quarter of 2009. The Company is also entitled to receive modest single digit royalties on net product sales for an agreed-upon period.

        In September 2010, Merck filed a New Drug Application (NDA) for the therapeutic candidate under the agreement, triggering a $2.5 million milestone which the Company received in October 2010.

        Boehringer Ingelheim.    In March 2011, the Company entered into a license and service agreement with Boehringer Ingelheim granting Boehringer Ingelheim a license to certain patents related to the Company's Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the terms of the agreement, Boehringer Ingelheim was also granted a right of reference to the NDA covering the Company's Glumetza product and associated data for use in potential regulatory submission processes.

        Under the terms of the agreement, Depomed will receive a $10.0 million upfront license fee, and may receive an additional $2.5 million upon delivery of experimental batches of prototype formulations. The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

        Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by the Company under the agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses will be reimbursed.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $20.1 million in 2010, $34.3 million in 2009 and $27.3 million in 2008.

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

        The Acuform technology is designed to address certain limitations of drug delivery and to provide for orally-administered, conveniently-dosed, cost-effective drug therapy that provides continuous, controlled-delivery of a drug over a multi-hour period. We believe that the Acuform technology can provide one or more of the following advantages over conventional methods of drug administration:

  •
  Greater Patient and Caregiver Convenience.  We believe that the Acuform technology may offer once-daily or reduced frequency dosing for certain drugs that are currently required to be administered several times daily. Less frequent dosing promotes compliance with dosing regimens. Patient noncompliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and third-party payers may reduce unnecessary expenditures and improve therapeutic outcomes.

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

COMPETITION

        Gralise for Postherpetic Neuralgia.    Gabapentin is currently marketed by Pfizer as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer's product, Lyrica™ (pregabalin), has been approved for marketing in the United States and the European Union for the management of postherpetic neuralgia, diabetic neuropathy, partial seizures and fibromyalgia.

        Gralise will compete against other neuropathic pain treatments, such as anti-depressants, other anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opiods.

        Glumetza.    Glumetza competes against immediate release metformin, which is marketed primarily by generic manufacturers. Glumetza also competes against both branded and generic extended release versions of metformin, such as Bristol-Myers Squibb's Glucophage XR and Shinogi's Fortamet. Generic extended release metformin manufacturers include Barr Pharmaceuticals, Inc., ANDRX Corporation, Mylan Laboratories, Inc., Watson Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd., among others.

        Glumetza also competes against oral type 2 diabetes medications other than metformin, such as Takeda's Actos (pioglitazone hydrochloride), GlaxoSmithKline's Avandia (risiglitazon), Pfizer's Glucotrol (sulfonylurea) and Merck's Januvia (sitagliptin), among others.

        Serada for Menopausal Hot Flashes.    If approved, Serada for hot flashes will compete against HRT, such as Pfizer's Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label. Wyeth's anti-depressant drug candidate, Pristiq, is in pre-registration for treatment of hot flashes. We are aware that Pfizer has non-exclusively licensed from the University of Rochester rights to develop a hot flash product containing pregabalin under the same patent we have sublicensed exclusive rights to develop a menopausal hot flash product containing gabapentin. Accordingly, Pfizer may develop a competing hot flash product.

        DM-1992 for Parkinson's Disease.    If approved, DM-1992 will compete against Sinemet, a combination of levodopa and carbidopa product for treatment of Parkinson's disease and syndrome sold by Merck as well as generic Sinemet sold by various generic manufacturers.

        Drug Delivery Technologies.    Other companies that have oral drug delivery technologies competitive with the Acuform technology include Elan Corporation, Bristol-Myers Squibb, Teva Pharmaceutical Industries, Ltd , Johnson & Johnson, SkyePharma plc, Valeant, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., and Intec Pharma, all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

PATENTS AND PROPRIETARY RIGHTS

        Our material issued United States patents and the products and product candidates they cover are as follows:

United States Patent No.	Expiration Date	Product(s) and Product Candidate(s) Covered
6,340,475	September 19, 2016	Glumetza 500mg Gralise Serada
6,635,280	September 19, 2016	Glumetza 500mg Gralise Serada
6,723,340	October 25, 2021	Glumetza 500mg Gralise Serada
6,488,962	June 20, 2020	Glumetza 500mg Glumetza 1000mg Gralise Serada
7,438,927	February 26, 2024	Gralise Serada
6,310,098(1)	July 21, 2020	Serada
7,731,989	October 25, 2022	Gralise Serada

(1)
We have an exclusive sublicense from PharmaNova, under United States Patent No. 6,310,098, held by the University of Rochester, to develop and commercialize in the United States a product that contains gabapentin as its active pharmaceutical ingredient, and is indicated for the treatment of menopausal hot flashes.

        Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have 23 patent applications pending in the United States. We have also prepared and continue to prepare patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others' applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

MANUFACTURING

        We have established internal manufacturing facilities that are in compliance with current good manufacturing practices, to manufacture supplies for our clinical trials.

        We are responsible for the supply and distribution of Glumetza, and we have entered into a manufacturing agreement with Patheon Puerto Rico Inc., as our sole supplier for tablets of the 500mg strength of Glumetza. We have two qualified suppliers for the active pharmaceutical ingredient in Glumetza and have a long-term supply agreement with one of the suppliers, Farmhispania, S.A. We have a supply agreement with Valeant, our sole supplier for the 1000mg formulation of Glumetza.

        We have obtained clinical and validation batches of Gralise and Serada from Patheon Puerto Rico Inc., our third-party manufacturer and sole supplier of Gralise and Serada product. We currently have no long-term supply arrangements for Gralise and Serada and obtain product on a purchase order basis. We have two qualified suppliers for the active pharmaceutical ingredient in Gralise and Serada. However, we obtain the active pharmaceutical ingredient on a purchase order basis only.

        We also obtain polyethylene oxide, one of the excipients common to Glumetza, Gralise and Serada, on a purchase order basis from Dow Chemical, a sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

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

MARKETING AND SALES

        In 2004, we announced our determination to evolve from a solely product development focused company to an integrated specialty pharmaceutical company, with sales and marketing of our own products. Preliminary staffing for these activities began in 2005. From 2006 through 2010, we enhanced our internal sales and marketing capabilities through the hiring of additional sales and marketing employees and the engagement of consultants. We anticipate the build-up of our commercial infrastructure will continue over the next several years.

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

        We have developed capabilities in various aspects of pharmaceutical sales and marketing through our commercialization of Glumetza and Proquin XR, including manufacturing, quality assurance, wholesale distribution, medical affairs, managed market contracting, government price reporting, maintenance of the product NDA and review and submission of promotional materials.

        Our sales and marketing personnel are also engaged in preparation for the commercialization and launch of Gralise, the commercial and marketing assessments of Serada and other potential product candidates.

        All marketing activities associated with Gralise and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform with statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

        We may be required to conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving human beings. These studies evaluate the potential efficacy and safety of the product. If preclinical testing is required, we must submit the results of the studies to the FDA as part of an Investigational New Drug Application, which must become effective before beginning clinical testing in humans.

        The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA's prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA. An NDA for Serada would also rely in part on the FDA's prior approval of Neurontin®.

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

        The results of preclinical and clinical testing are submitted to the FDA in the form of an NDA, for approval prior to commercialization. An NDA requires that our products are compliant with cGMP. Failure to achieve or maintain cGMP standards for products using the Acuform technology would adversely impact their marketability. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the Acuform technology would have a material adverse effect on the Company.

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

EMPLOYEES

        As of March 4, 2011, we had 69 full-time employees. At December 31, 2010, we had 70 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

We may not successfully commercialize Gralise, which would harm our business.

        Although Gralise has been approved for marketing, our ability to generate significant revenue from Gralise requires that we successfully commercialize the product on our own or with the assistance of a collaborative co-promotion or licensing partner. We retained marketing rights to Gralise in March 2011 in connection with the termination of our Gralise exclusive license agreement with Abbott Products, and we do not currently have a collaborative partner to assist us with the commercialization of Gralise. We are a small organization with limited experience selling and marketing pharmaceutical products, and have had little time to build capabilities necessary to commercialize the product. We may not be able to adequately build or maintain the necessary sales, marketing, managed markets or other capabilities on our own required to successfully commercialize Gralise, and we may not enter into arrangements with a collaborative partner or other third parties to perform those functions for us. Also, the establishment and maintenance of those capabilities may require us to divert capital from other intended purposes.

        Given the small size of our company and the experience and expertise of our current staff, effectively managing a significant number of collaborative partners and third-party contractors may be challenging. If our management of collaborative partners and third-party contractors is not effective, the commercial acceptance and success of Gralise may be delayed or limited.

        If we enter into a collaborative co-promotion or licensing arrangement related to Gralise, some or all of the revenues we receive will depend upon the efforts of one or more third parties, which may not be successful.

We may not be able to obtain orphan drug exclusivity for Gralise in PHN.

        The FDA has granted Gralise Orphan Drug designation for the management of PHN based on the size of the PHN population and the reduced incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Subsequent to the FDA's approval of Gralise, we were informed additional submissions or evidence to demonstrate the clinical superiority of Gralise based on improved safety will be required to be provided to the FDA in order to obtain a seven-year period of orphan exclusivity in PHN. If we obtain the orphan exclusivity, the FDA may not approve another application to market the same drug for the same indication until January 2018, except in very limited circumstances.

        If we do not obtain orphan exclusivity for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our revenues.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will suffer.

        Under the Federal Food, Drug and Cosmetics Act (FDCA), the FDA can approve an Abbreviated New Drug Application (ANDA), for a generic version of a branded drug without undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

        The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA's approval of the competitor's application. Such litigation is often time-consuming and quite costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

        In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin for infringement of U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340 listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Lupin with the FDA regarding Lupin's intent to market generic versions of the 500mg and 1000mg strengths of Glumetza prior to the expiration date of the asserted patents. We commenced the lawsuit against Lupin within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Lupin's ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires in May 2012. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Glumetza prior to resolution of the litigation.

        The filing of the Lupin ANDA described above, or any other ANDA in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        We will incur significant additional expenses and will not know for at least another 9 to 12 months whether a New Drug Application could be submitted to the FDA to be approved for marketing. Clinical development is a long, expensive and uncertain process and is subject to delays. Positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials. Accordingly, our additional Phase 3 trial may not demonstrate that Serada is effective for menopausal hot flashes. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

        In July 2008, we entered into a promotion agreement with Santarus, Inc. pursuant to which Santarus will promote Glumetza in the United States through its sales force beginning in the fourth quarter of 2008. Under the agreement, in exchange for promotion fees, Santarus is required to market and promote Glumetza to physicians in the United States, to deliver annual detail calls to potential Glumetza prescribers, and to maintain a sales force of a minimum size. Although we have retained rights to promote Glumetza to obstetricians/gynecologists, or ob/gyns, and to retain a significant portion of the revenues from incremental sales generated by ob/gyns we call upon, ob/gyns generally do not prescribe significant amounts of metformin products. In addition, we do not have any immediate plans to establish a sales force, or contract with a third party to act as our sales force, for the purpose of exercising our Glumetza co-promotion rights. Accordingly, the success of the commercialization of Glumetza will depend in large part on Santarus' marketing and promotion efforts. Other factors that may affect the success of our promotion arrangement with Santarus include the following:

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

        In addition to the factors described above, Santarus' business and product revenue have been adversely affected by the introduction of a generic version of its Zegerid® (omeprazole/sodium bicarbonate) prescription products in the third quarter of 2010.

        Any of the preceding factors could affect Santarus' commitment to the collaboration, which, in turn, could adversely affect the commercial success of Glumetza. Any failure to successfully commercialize Glumetza could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

We cannot be certain of the extent to which commercialization of Glumetza will continue to be negatively impacted by the recent recall of Glumetza.

        In June 2010, we initiated a voluntary, wholesaler-level recall of 500mg Glumetza product due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole, or TBA, in bottles containing 500mg Glumetza tablets. In connection with the recall, we temporarily suspended product shipments of the 500mg Glumetza. We resumed supply of the 500mg Glumetza in January 2011.

        The supply disruption of the 500mg Glumetza has adversely impacted our product revenue and profitability of Glumetza. In addition, other pharmaceutical companies have encountered complex TBA-related supply issues and the issues may be difficult to remediate. Many of the patients who were previously prescribed Glumetza may be taking other prescription metformin products, and we may not be able to ever regain the lost share of the business. We may also suffer damage to our reputation and face product liability claims.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

        We have the following programs in clinical development: Serada for menopausal hot flashes and DM-1992 for Parkinson's. We also have other product candidates in earlier stages of development.

        Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Additionally, clinical trial results in earlier trials may not be indicative of results that will be obtained in subsequent larger trials, as was the case with the Phase 3 trial for Gralise for the management of postherpetic neuralgia that we completed in 2007, and with the Phase 3 trials evaluating Serada for menopausal hot flashes we completed in October 2009.

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

We may incur operating losses in the future.

        For the years ended December 31, 2010, 2009 and 2008, we recorded total revenues of $80.8 million, $57.7 million, and $34.8 million, respectively. Collaborative milestones received from Abbott Products, Janssen and Merck resulted in the Company reaching profitability in 2010. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.0 million and $15.3 million, respectively. We may incur operating losses in future fiscal years. Any such losses may have an adverse impact on our total assets, shareholders' equity and working capital.

Our operating results may fluctuate and affect our stock price.

        The following factors will affect our operating results and may result in a material adverse effect on our stock price:

  •
  the timing of the launch and degree of commercial success of Gralise;

  •
  our efforts to secure a commercialization partner for Gralise;

  •
  announcements and results regarding clinical trial results and plans for our drug candidates, including Serada;

  •
  filings and other regulatory actions related to Serada and our other product candidates;

  •
  developments concerning proprietary rights, including patents, infringement allegations and litigation matters;

  •
  decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;

  •
  the degree of commercial success of Glumetza;

  •
  adverse events related to our products, including recalls;

  •
  interruptions of manufacturing or supply, or other manufacture or supply difficulties;

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

  •
  the status of our compliance with laws and regulations applicable to the commercialization of pharmaceutical products;

  •
  any limitations to access to physician prescription data, which may make our marketing efforts more effective;

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

        We currently have collaboration or license arrangements with Santarus, Covidien, Merck, Janssen, Boehringer Ingelheim, and PharmaNova. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

        We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008. We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of December 31, 2010, we have $2.2 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations. Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

Our existing resources may not be sufficient to fund our operations until such time as we may be able to consistently generate sufficient revenues to support our operations.

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to consistently support our operations. We currently have no other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, in order to continue our development programs, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available we may have to:

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

        We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin. Accordingly, physicians could prescribe another manufacturer's gabapentin to treat hot flashes in menopausal women rather than Serada, or pharmacists could seek to fill prescriptions for Serada with another manufacturer's gabapentin. Although any such "off-label" use could violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly.

It is difficult to develop a successful product. If we do not continue to develop successful products, our financial position and liquidity will be adversely affected.

        The drug development process is costly, time-consuming and subject to unpredictable delays and failures. Before we or others make commercial sales of products using the Acuform technology, other than Gralise and Glumetza, we, our current and any future collaborative partners will need to:

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

        Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP). The FDCA, the Controlled Substances Act and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. The failure to comply with these regulations can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or criminal prosecution.

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

        The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA's prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA. An NDA for Serada would also rely in part on the FDA's prior approval of Neurontin®.

        For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to includes certifications, known as "Paragraph IV certifications," that certify any patents listed in the FDA's Orange Book publication in respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA's ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

Pharmaceutical marketing is subject to substantial regulation in the United States.

        All marketing activities associated with Gralise and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program antikickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the "off-label" use of drugs.

        Companies may not promote drugs for "off-label" uses—that is, uses that are not described in the product's labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health

and Human Services (OIG), the FDA, and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

        Notwithstanding the regulatory restrictions on off-label promotion, the OIG, the FDA, and DOJ allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. If the OIG or the FDA takes the position that we are not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged.

The approval process outside the United States is uncertain and may limit our ability to develop, manufacture and sell our products internationally.

        To market any of our products outside of the United States, we and our collaborative partners, including Janssen, Merck, Boehringer Ingelheim and Madaus, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

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

We may be unable to compete successfully in the pharmaceutical product and drug delivery technology industries.

        Other companies that have oral drug delivery technologies competitive with the Acuform technology include Elan Corporation, Bristol-Myers Squibb, TEVA Pharmaceutical Industries, Ltd., Johnson & Johnson, SkyePharma plc, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd., and Intec Pharma, all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

We depend on third parties who are single source suppliers to manufacture Glumetza, Gralise and our other product candidates. If these suppliers are unable to manufacture Glumetza, Gralise or our product candidates, our business will be harmed.

        We are responsible for the supply and distribution of Glumetza, and Patheon is our sole supplier for tablets of the 500mg strength of Glumetza pursuant to a supply agreement we entered into with Patheon in December 2006. Valeant is our sole supplier for the 1000mg formulation Glumetza. We will be unable to manufacture Glumetza in a timely manner if we are unable to obtain 500mg Glumetza tablets from our contract manufacturer, active pharmaceutical ingredient from suppliers, or excipient suppliers, or 1000mg Glumetza tablets from Valeant.

        Patheon is also our sole supplier for Gralise and Serada tablets. We currently have no long-term supply arrangement with respect to Gralise or Serada. Any failure to obtain Gralise or Serada tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, could adversely affect our operating results.

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

        Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2011 sales of our products, but:

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

        Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management's attention from conducting our business. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, financial condition and results of operations could be materially harmed.

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

If we sell shares of our common stock in future financings, existing common shareholders will experience immediate dilution and, as a result, our stock price may go down.

        As capital raising opportunities present themselves, we may enter into financing arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

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

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. Lupin (U.S. Generic Glumetza Litigation)

        In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (Lupin), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an Abbreviated New Drug Application filed by Lupin with the FDA regarding Lupin's intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the four listed patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340). The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin's ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011. An adverse outcome in this matter could substantially weaken our U.S. intellectual property.

Valeant and Depomed v. Apotex (Canadian Generic Glumetza Litigation)

        In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of Glumetza in Canada.

        In February 2010, Apotex received clearance from the Minister of Health in Canada to market the generic version of the 500mg formulation of Glumetza. However, to date, Apotex has not launched a generic version of Glumetza in Canada.

        Also in February 2010, Valeant and Depomed filed a complaint in the Federal Court in Canada against Apotex for infringement of the Company's Canadian Patent No. 2,290,624.

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

ITEM 4.    RESERVED

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

        Our executive and other officers of the company and their ages as of March 11, 2011 are as follows:

Name	Age	Position
Executive Officers:
Carl A. Pelzel	60	President and Chief Executive Officer
Tammy L. Cameron	45	Vice President, Finance
Matthew M. Gosling	40	Vice President and General Counsel
Michael Sweeney, M.D.	50	Vice President, Research & Development
Other Officers:
Kera Alexander	54	Vice President, Administration and Human Resources
William Callahan	52	Vice President, Operations
Thadd M. Vargas	45	Senior Vice President, Business Development

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2009 to December 31, 2010.

	High	Low
2009
First Quarter	$2.68	$1.70
Second Quarter	$3.25	$1.95
Third Quarter	$4.37	$2.89
Fourth Quarter	$6.36	$3.00
2010
First Quarter	$3.63	$2.37
Second Quarter	$4.04	$2.70
Third Quarter	$4.48	$2.57
Fourth Quarter	$6.56	$4.33

        On March 15, 2011, the closing price of our common stock was $8.83. As of March 11, 2011, there were approximately 30 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2010.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
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

	Year Ended December 31,
	2010	2009	2008(1)	2007(2)	2006
Statement of Operations Data (in thousands):
Total revenues	$80,764	$57,728	$34,842	$65,582	$9,551
Total costs and expenses	77,139	79,800	51,937	18,044	51,158
Gain on litigation settlement	—	—	7,500	—	—
Gain on termination of Esprit agreements	—	—	—	5,000	—
Gain on termination of King agreement	—	—	—	29,584	—
Income (loss) from operations	3,625	(22,072)	(17,095)	47,538	(41,607)
Gain from extinguishment of debt	—	—	—	—	—
Net income (loss) before income taxes	3,892	(22,023)	(15,301)	49,811	(39,576)
Benefit from (Provision for) income taxes	4	15	(1)	(592)	(83)
Net income (loss)	3,896	(22,008)	(15,302)	49,219	(39,659)
Deemed dividend on preferred stock	—	—	(541)	(685)	(665)
Net income (loss) applicable to common stock shareholders	3,896	(22,008)	(15,843)	48,534	(40,324)
Basic net income (loss) per share applicable to common stock shareholders	$0.07	$(0.43)	$(0.32)	$1.06	$(0.97)
Diluted net income (loss) per share applicable to common stock shareholders	$0.07	$(0.43)	$(0.32)	$1.05	$(0.97)
Shares used in computing basic net income (loss) per share	52,533,256	51,519,912	48,778,764	45,951,127	41,517,661
Shares used in computing diluted net income (loss) per share	53,463,749	51,519,912	48,778,764	46,353,207	41,517,661

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Cash, cash equivalents and marketable securities	$76,888	$81,759	$82,059	$69,523	$33,558
Total assets	87,031	91,581	95,084	80,645	52,617
Deferred revenue, non-current portion	30,926	41,306	33,209	20,763	57,483
Long-term obligations, non-current portion	—	2,170	5,775	—	—
Series A convertible preferred stock	—	—	—	12,015	12,015
Accumulated deficit	(168,306)	(172,202)	(150,194)	(134,892)	(184,111)
Total shareholders' equity (deficit)	23,106	15,726	33,153	45,520	(27,289)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In January 2011, the U.S. Food and Drug Administration (FDA) approved GraliseTM (gabapentin) once-daily tablets for the management of postherpetic neuralgia. In March 2011, we and our former licensee, Abbott Products, terminated our Gralise exclusive license agreement and the rights to Gralise reverted back to us. We intend to commercialize Gralise on our own or with the assistance of a promotion partner or licensee.

        In October 2009, we announced the results of Breeze 1 and Breeze 2, our Phase 3 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes. The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co-primary endpoints. In August 2010, we commenced one additional Phase 3 clinical trial evaluating Serada for menopausal hot flashes, known as Breeze 3, after reaching an agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3. In March 2011, we completed enrollment in Breeze 3.

        We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women's health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Third, we enter into collaborative partnerships with other companies where the unique capabilities of our technology can provide superior value to a partner's product candidate, resulting in greater value for Depomed than traditional fee-for-service arrangements. Our license and development arrangements with Covidien, Janssen Pharmaceutica N.V. (Janssen) and Boehringer Ingelheim GMBH (Boehringer Ingelheim) and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

        In addition to Gralise, we have developed two other products which have been approved by the FDA. Glumetza® (metformin hydrochloride extended-release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections that we no longer manufacture or market.

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

  Product Sales

        We sell Glumetza product to wholesalers and retail pharmacies that is subject to rights of return within a period beginning six months prior to, and ending twelve months following product expiration. We began shipping Glumetza product to customers in the third quarter of 2006. We currently recognize revenue on shipments of Glumetza product at the time title transfers to our customers, which occurs at the time our product is shipped and delivered to the customer. Prior to the third quarter of 2008, we were unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of Glumetza until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for Glumetza over two years through the third quarter of 2008 and based on an analysis of return rates of companies with products that have similar characteristics and similar return policies within the metformin prescription market, we concluded that we had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, we began recognizing revenue for Glumetza sales as revenue at the time of shipment to our customers. Consequently, in 2008, we recognized a one time increase of $6.3 million in net product sales of Glumetza, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy fees and discounts, chargebacks and prompt payment discounts. Deferred costs related to shipments of Glumetza previously deferred were also recognized to cost of sales. This change resulted in a one-time $5.3 million reduction of net loss for 2008. Revenues from Glumetza product sales are recorded net of estimated product returns, managed care rebates, wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient support programs, chargebacks, and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

        We obtained the rights back from Esprit Pharma (Esprit) to market Proquin XR product in July 2007, and began selling Proquin XR to wholesalers and retail pharmacies in October 2007. Given the declining prescription demand and high percentage of returns of Proquin XR, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. We have not had significant history estimating the number of patient prescriptions dispensed for Proquin XR. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. We have a deferred revenue balance of $1.0 million at December 31, 2010 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler and retail pharmacy fees and discounts and prompt payment discounts. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. Revenues from Proquin XR product sales are recorded net of estimated wholesaler and retail pharmacy fees and discounts, prompt payment discounts, chargebacks and Medicaid rebates. These gross-to-net sales adjustments are recognized in the same period the related revenue is recognized and are based on estimates of the amounts earned or to be claimed on the related sales.

        We have ceased manufacturing of Proquin XR and stopped shipping Proquin XR to customers during the fourth quarter of 2010.

  Product Sales Allowances

        We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

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

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs and chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances and estimated rebates for Glumetza require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

        Beginning in the third quarter of 2008, we began recognizing Glumetza product sales at time title transfers to our customer, and provide for an estimate of future product returns at that time. We monitor actual return history on individual product lot basis since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products. The shelf life of the 500mg Glumetza is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg Glumetza product shipped was 36 months from the date of tablet manufacture. The shelf life of the 1000mg Glumetza is currently 24 to 36 months from the date of tablet manufacture. In 2010, based on our review of actual product returns through the end of 2010, we increased our estimate for Glumetza product returns. This resulted in a decrease of product sales of approximately $1.1 million in 2010 related to sales made in prior periods.

        Because of the shelf life of Glumetza product and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve estimates as a percentage of product shipped, would have a cumulative financial statement impact of approximately $2.0 million for the year ended December 31, 2010.

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

        A rollforward of our product sales allowances for the three years ended December 31, 2010 is as follows:

(in thousands)	Contract Sales Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2007	$402	$—	$66	$468
Revenue Allowances:
Provision related to current period sales(2)	5,010	1,583	762	7,355
Recorded to balance sheet(2)	(422)	—	(103)	(525)
Payments and credits related to sales made in current period	(2,299)	(177)	(612)	(3,088)
Payments and credits related to sales made in prior periods	(402)	—	(66)	(468)

Balance at December 31, 2008	$2,289	$1,406	$47	$3,742
Revenue Allowances:
Provision related to current period sales(2)	7,645	2,177	936	10,758
Provision related to sales made in prior years	—	526	—	526
Recorded to balance sheet(2)	22	—	(1)	21
Payments and credits related to sales made in current period	(3,485)	(234)	(836)	(4,555)
Payments and credits related to sales made in prior periods	(2,075)	(511)	(47)	(2,633)

Balance at December 31, 2009	$4,396	$3,364	$99	$7,859
Revenue Allowances:
Provision related to current period sales(2)	6,510	5,720	1,169	13,399
Provision related to sales made in prior years	(359)	1,020	—	661
Recorded to balance sheet(2)	(37)	—	(13)	(50)
Payments and credits related to sales made in current period	(3,848)	(1,846)	(1,043)	(6,737)
Payments and credits related to sales made in prior periods	(4,036)	(2,904)	(100)	(7,040)

Balance at December 31, 2010	$2,626	$5,354	$112	$8,092

(1)
Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates, Medicaid rebates, and chargebacks.

(2)
Beginning in the third quarter of 2008, we began recognizing Glumetza product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time. Through December 31, 2010, the Company was unable to reasonably estimate expected returns of product at the time of shipment of Proquin XR product. Accordingly, the Company currently defers recognition of revenue on product shipments of Proquin XR, and deferred recognition of revenue prior to the third quarter of 2008 on product shipments of Glumetza, until the earlier of when units were dispensed through patient prescriptions or expiration of the right of return. Product sales allowances related to revenue that has been deferred are recorded on the balance sheet as a reduction of the related deferred revenue, and recognized within the income statement as a reduction of product sales in the same period the related revenue is recognized.

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

        We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) achievement relates to past performance and (3) the fees are nonrefundable. Milestone payments received in excess of amounts earned are classified as deferred revenue until earned.

Research and Development Expense and Accruals

        Research and development expenses include related salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations. Our expense accruals for clinical trials are based on estimates of the services received from clinical trial centers and clinical research organizations. If possible, we obtain information regarding unbilled services directly from service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred.

Stock-Based Compensation

        The Company estimates the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award.

        Risk-Free Interest Rate.    The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

        Expected Volatility.    The volatility assumption is based on the historical volatility of our common stock over the expected term of the options.

        Expected Life of Options.    Beginning on January 1, 2010, the Company uses historical option exercise data to estimate the expected life of the options. In 2008 and 2009, the Company's historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, and the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions.

        Expected Dividend Yield.    The Company has never paid any dividends and does not intend to in the near future.

        As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-based compensation costs are to be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method.

        Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

Fair Value Measurements

        Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements, which defines fair value and provides guidance for using fair value to measure certain assets and liabilities. This authoritative guidance applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including cash equivalents and investments, continue to be valued at fair value on a recurring basis. This also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy.

        As defined in authoritative guidance for fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We apply the market approach valuation technique for fair value measurements and maximize the use of observable inputs and minimize the use of unobservable inputs. All of our cash equivalents and marketable securities are valued using quoted prices in active markets and are valued at Level 1 or Level 2 within the fair value hierarchy.

RESULTS OF OPERATIONS

Revenues

        Total revenues are summarized in the following table (in thousands):

	2010	2009	2008
Product sales:
Glumetza	$45,521	$34,570	$30,526
Proquin XR	116	524	525

Total product sales	45,637	35,094	31,051
Royalties:
Glumetza	306	244	371
Teva	—	1,289	1,211

Total royalties	306	1,533	1,582
License and collaborative revenue:
Gralise	16,246	6,160	—
Glumetza	2,502	2,504	1,930
Covidien	4,465	2,332	202
Janssen	8,909	—	—
Proquin XR (EU)	102	85	13
Merck	2,500	10,000	—
DM-1992	97	20	64

Total license and collaborative revenue	34,821	21,101	2,209

Total revenues	$80,764	$57,728	$34,842

Product sales

  Glumetza

        The increase in Glumetza product sales in 2010 from 2009 was primarily driven by increased penetration of the 1000mg Glumetza in the metformin prescription market resulting from the promotion efforts by our promotion partner, Santarus, as well as price increases. This was offset by lower product sales of the 500mg Glumetza resulting from the voluntary 500mg Glumetza recall in 2010. We temporarily suspended product shipments of 500mg Glumetza product in June 2010 to our customers and did not resume shipments until January 2011. Glumetza product sales in 2010 included returns of approximately $1.3 million related to credits for returns given to customers on returns of recalled 500mg Glumetza product, which had the effect of reducing product sales. The 1000mg Glumetza product was not subject to the recall.

        The increase in Glumetza product sales in 2009 from 2008 was primarily driven by increased penetration in the metformin prescription market resulting from the promotion efforts of Santarus, and to a lesser extent, price increases in 2009. We began selling the 1000mg Glumetza in June 2008. Accordingly, 2009 included a full-year of selling the 1000mg Glumetza as compared to a partial year in 2008.

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

  Proquin XR

        In October 2007, we re-launched Proquin XR with Watson, and began selling to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. At December 31, 2010, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $1.0 million associated with the deferral of revenue on Proquin XR product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts.

        The decrease in Proquin XR product sales in 2010 as compared to 2009 is a result of decreased Proquin XR promotion efforts. In February 2009, we amended our promotion agreement with Watson, pursuant to which Watson performed a specified number of details in the first quarter of 2009. The agreement with Watson terminated effective December 31, 2009, and we had no sales force or promotion partner promoting Proquin XR to physicians in 2010.

        We ceased shipments of Proquin XR to wholesalers and retail pharmacies in the fourth quarter of 2010.

Royalties

  Glumetza

        Glumetza royalties relate to royalties we received from Valeant Pharmaceuticals International, Inc. (Valeant), based on net sales of Glumetza in Canada and royalties we received from LG based on net sales of LG's version of Glumetza, Novamet GR, in Korea. We began receiving royalties from Valeant in the first quarter of 2006 and from LG in the first quarter of 2007.

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

License and Collaborative Revenue

  Gralise

        The increase in Gralise license and collaborative revenue in 2010 over 2009 relates to the $10.0 million milestone payment from Abbott Products in June 2010 on FDA acceptance of the NDA for Gralise for the treatment of postherpetic neuralgia. Because the non-refundable milestone was substantive in nature, achieved and based on past performance, the entire $10.0 million was recognized as license revenue in the second quarter of 2010.

        The remaining portion of Gralise license and collaborative revenue relates to the $25.0 million upfront license payment received from Abbott Products in the fourth quarter of 2008 under our license agreement granting Abbott Products exclusive rights to develop and commercialize Gralise in the United States, Canada and Mexico for pain indications. We are recognizing the $25.0 million upfront payment received from Abbott Products as revenue ratably until January 2013, which represented the expected maximum length of time our development and supply obligations exist under the agreement.

  Glumetza

        Glumetza license revenue for the year ended December 31, 2010 consisted primarily of license revenue recognized from the $25.0 million license fee received from Valeant in July 2005 and from the $12.0 million upfront fee received from Santarus in July 2008. We are recognizing the $25.0 million license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza. We are recognizing the $12.0 million upfront payment from Santarus as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to promotion fees we are obligated to pay Santarus on gross margin of Glumetza in the United States.

  Covidien

        In November 2008, we entered into a license agreement with Covidien granting Covidien worldwide rights to utilize our Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. The entire $5.5 million was initially accounted for as a single unit of accounting and being amortized ratably through November 2011, which was initially the estimated length of time Depomed was obligated to perform formulation work under the agreement.

        The development of each of the four products was to begin by November 2010. Depomed's formulation obligations related to the first and second products were completed in October 2009 and September 2010, respectively. Covidien did not elect to initiate development of the remaining two products under the agreement by November 2010 and under the agreement, Depomed was no longer required to perform formulation work on those two products. Accordingly, Depomed's formulation obligations were completed during the fourth quarter of 2010. As Depomed no longer has any substantive continuing performance obligations, all remaining deferred revenue related to the $5.5 million in upfront license fees previously received from Covidien was fully recognized as revenue in the fourth quarter of 2010. This resulted in a one-time increase in license revenue of $1.8 million during the fourth quarter of 2010.

        Through December 31, 2010, we have also recognized a total of $1.5 million in milestone revenue under the agreement. In October 2009, the first formulation was completed by us and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to us in October 2009. In September 2010, we recognized $0.5 million on completion and delivery of the second formulation under the agreement to Covidien, and an additional $0.5 million on the first formulation under the agreement entering clinical development. Because each of the non-refundable milestones were substantive in nature, based on past performance and achievement was not reasonably assured at the inception of the agreement, each of the milestones was recognized as revenue in its entirety upon achievement.

  Janssen

        In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to the Company's Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million is being amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreements. We recognized approximately $3.1 million of revenue associated with this upfront license fee during the year ended December 31, 2010.

        We also entered into a service agreement with Janssen under which we provide formulation work for Janssen and are reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during 2010.

        In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone from Janssen to us. The non-refundable $5.0 million milestone was received in October 2010. As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, we recognized the $5.0 million milestone in its entirety as license revenue during the third quarter of 2010.

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

        In October 2010, the Company received a $2.5 million development milestone from Merck under the license agreement related to the acceptance of the NDA application of Merck's combination product subject to the agreement. As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, we recognized the $2.5 million milestone in its entirety as license revenue during the fourth quarter of 2010.

  DM-1992

        DM-1992 revenue in 2010, 2009 and 2008 represents grants received by the Michael J. Fox Foundation in relation to our DM-1992 product candidate for Parkinson's Disease.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of GLUMETZA and Proquin XR. Total costs of sales are summarized in the following table (in thousands):

	2010	2009	2008
Cost of sales	$8,097	$5,257	$5,772

        Cost of sales increased in 2010 as compared to 2009, mainly as a result of $2.3 million in inventory write offs for unsalable inventory related to the 500mg GLUMETZA product recall due to the presence of trace amounts of the chemical 2,4,6-tribromoanisle (TBA) in bottles of the 500mg GLUMETZA. Cost of sales also increased in 2010 as a result of an increase in 1000mg GLUMETZA product sales partially offset by lower shipments of the 500mg Glumetza as a result of the 500mg Glumetza recall.

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

Research and Development Expense

        Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in the early phases of research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product launch. Total research and development expense for each of the three years ended December 31, 2010 were as follows (in thousands):

	2010	2009	2008
Research and development expense	$20,111	$34,298	$27,268
Dollar change from prior year	(14,187)	7,030
Percentage change from prior year	(41)%	26%

        From 2008 through 2010, the majority of our research and development expense was related to Gralise and Serada programs. In September 2008, we started Breeze 1 and Breeze 2, our first two Phase 3 clinical trials for Serada for the treatment of menopausal hot flashes, which were completed in October 2009. Breeze 3, our third Phase 3 clinical trial started in August 2010.

        In March 2008, we commenced our Phase 3 clinical trial for Gralise for postherpetic neuralgia, which was completed in October 2009.

        The decrease in research and development expense 2010 as compared to 2009 was primarily due to lower clinical research organization expenses related to the completion of the clinical Phase 3 program for Gralise and completion of Breeze 1 and Breeze 2 Phase 3 programs for Serada in 2009. The increase in research and development expense in 2009 from 2008 was primarily due to increased clinical research organization expenses related to those respective clinical programs.

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	2010	2009	2008
Gralise	$4,733	$11,768	$13,636
Serada	8,064	15,146	7,463
Other projects	7,314	7,384	6,169

Total research and development expenses	$20,111	$34,298	$27,268

        The following table summarizes our principal product development initiatives as of March 2011. In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product candidate.

Program	Potential Indications	Development Status
Serada®	Menopausal hot flashes	Phase 3 studies completed (Breeze 1 and Breeze 2). One additional Phase 3 study (Breeze 3) initiated in August 2010. Enrollment completed in March 2011.
DM-1992	Parkinson's disease	Second Phase 1 study completed in February 2011.
DM-3458	Gastroesophageal reflux disease (GERD)	Proof of concept studies completed.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel expenses to support our administrative and operating activities, marketing and promotion expenses associated with our commercial products, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	2010	2009	2008
Selling, general and administrative expense:
Promotion fee expense	$31,419	$23,589	$4,841
Other selling, general and administrative expense	17,512	16,656	21,556

Total selling, general and administrative expense	$48,931	$40,245	$26,397

Dollar change from prior year	8,686	13,848
Percentage change from prior year	22%	52%

        The increase in selling, general and administrative expense in 2010 as compared to 2009 was primarily due to an increase in Glumetza promotion fees to Santarus which was driven by an increase in 1000mg Glumetza product sales. Promotion fee expense related to the Santarus agreement was $31.4 million for the year ended December 31, 2010 compared $23.6 million for the year ended December 31, 2009.

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

        Our selling, general and administrative expenses in future periods may increase if Glumetza gross margin increases. Glumetza promotion fees payable to Santarus are calculated as a percentage of Glumetza gross margin. The promotion fee was 80% of Glumetza gross margin through the third quarter of 2010 and was reduced to 75% of gross margin beginning in the fourth quarter of 2010.

        Additionally, other selling, general and administrative costs may increase in future periods as we build out our commercial infrastructure to support a Gralise product launch.

Interest Income and Expense

	2010	2009	2008
Interest and other income	$839	$1,050	$2,349
Interest expense	(572)	(1,001)	(555)

Net interest income (expense)	$267	$49	$1,794

        Interest and other income in 2010 includes receipt of approximately $0.5 million in two grants by the U.S. government under the Qualifying Therapeutic Discovery Project of the Patient Protection and Affordable Care Act of 2010 for our Serada for menopausal hot flashes and DM-1992 for Parkinson's disease programs. Excluding these amounts, investment interest income decreased to $0.4 million in 2010 from $1.1 million in 2009 and $2.3 million in 2008 resulting from lower interest rates on investments.

        Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. Interest expense decreased in 2010 as compared to 2009 as a result of a lower principal balances in 2010. Interest expense increased in 2009 as compared to 2008 because 2008 included only a partial year of interest as the credit facility was not entered into until June 2008. The credit facility is expected to be fully repaid in July 2011.

Gain on Settlement with TEVA Pharmaceuticals USA, Inc.

        In April 2008, we entered into a settlement and license agreement with Teva related to the patent infringement lawsuit we filed against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. The settlement agreement provided for a one-time payment to Depomed of $7.5 million, which has been classified as a gain within operating income for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2010	2009
Cash, cash equivalents and marketable securities (in thousands)	$76,888	$81,759

        In February 2011, we received a $48.0 million milestone from Abbott Products on FDA approval of Gralise for the management of postherpetic neuralgia. In March 2011, we expect to receive an additional $40.0 million on termination of our agreement with Abbott Products.

        Since inception through December 31, 2010, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

        In December 2006, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth was committed to purchase, from time to time and at our sole discretion, up to the lesser of (a) $30.0 million of our common stock, or (b) 8,399,654 shares of common stock. In August 2008, the agreement was amended and the term of the agreement was extended until December 2010. The agreement ended in December 2010 and we did not sell any common stock to Azimuth under this common stock purchase agreement.

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

        We paid interest only on the first tranche for the first six months at an interest rate of 11.59%. Thereafter, we are required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments and has an interest rate of 11.59%. As of December 31, 2010, the outstanding balance on the credit facility was approximately $2.2 million at an interest rate of 11.59%. We expect the credit facility will be fully repaid by July 2011.

        Our obligations under the loan agreement with GECC and Oxford are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property. The loan agreement contains affirmative and negative covenants with which we must comply. The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. As of December 31, 2010, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events. Upon an event of default, the principal amount of the loan may become due immediately.

        As of December 31, 2010, we have accumulated net losses of $168.3 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2012. We base this expectation on our current operating plan, which may change as a result of many factors.

        Our cash needs may also vary materially from our current expectations because of numerous factors, including:

  •
  sales of our marketed products;

  •
  expenditures related to our commercialization and development efforts, including arrangements we make for the commercialization of Gralise;

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

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We currently have no committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available we may have to:

  •
  delay, postpone or terminate clinical trials;

  •
  significantly curtail commercialization of our marketed products or other operations; and/or

  •
  obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise additional capital required to fund our operations would have a material adverse effect on our company.

        The following table summarizes our cash flow activities (in thousands):

	2010	2009	2008
Cash (used in) provided by operating activities	$(2,381)	$1,838	$3,351
Cash provided by (used in) investing activities	512	4,126	(5,123)
Cash (used in) provided by financing activities	(2,427)	(1,270)	9,525

        Cash used in operating expenses in 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities in 2009 was primarily as a result of the $25.0 million upfront payment received from Abbott Products in 2009, offset by our net loss for the year. Cash provided by operating activities in 2008 was primarily due to an increase in deferred revenue as a result of the $12.0 million upfront payment received from Santarus and $5.5 million from Covidien during 2008 and an increase in accrued payables, which were offset by our net loss for the year.

        Cash provided by investing activities in 2010 and 2009 was approximately $0.5 million and $4.1 million respectively, and consisted primarily of net decreases in marketable securities to fund our operations. Cash used in investing activities in 2008 was due to a net increase in marketable securities of $5.1 million resulting from investment of proceeds from our credit facility, upfront payments received from Santarus and Covidien, as well the settlement payment we received from Teva.

        Cash used in financing activities in 2010 primarily consisted of $3.8 million in principal payments on our credit facility offset by $1.4 million of cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash used in financing activities in 2009 primarily consisted of $3.3 million in principal payments on our credit facility offset by $2.0 million of cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash provided by financing activities in 2008 consisted of proceeds from our credit facility and $0.5 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations

        As of December 31, 2010, our contractual obligations are shown in the following table (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	Total
Operating leases	$1,674	$214	—	$1,888
Principal on debt	2,243	—	—	2,243
Interest on debt	82	—	—	82
Purchase commitments	4,340	—	—	4,340

	$8,339	$214	$—	$8,553

        At December 31, 2010, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.8 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg GLUMETZA, $2.4 million under our supply agreement with Valeant for the supply of 1000mg GLUMETZA, and $0.1 million under our supply agreement with Farmhispania, S.A., for the supply of metformin hydrochloride. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2009, the FASB ratified authoritative guidance relating to revenue recognition, which is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements with early adoption permitted. The guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, it will require the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. The Company does not believe adoption of this guidance will have a material impact on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2010, our marketable securities available for sale consisted of U.S. Treasury bills, U.S. government agency debt securities and U.S. corporate debt with maturity dates of less than two years. Our investments in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. Treasury and government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

        As of December 31, 2010, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 to 2 years	Total
Principal amount	$47,781	$6,512	$54,293
Fair value	$47,825	$6,537	$54,362
Average interest rate	0.13%	0.54%	0.18%

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2010. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our interim principal accounting and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and interim principal accounting and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Depomed, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Depomed, Inc. and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 16, 2011

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors and corporate governance matters is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2011 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2011 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.     Financial Statements

2.     Financial Statement Schedules

        Schedule II is included on page 115 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.     Exhibits:

Exhibit		Footnote	Description of Document
3.1		(1)	Amended and Restated Articles of Incorporation

3.2		(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation

3.4		(3)	Certificate of Determination of Series RP Preferred Stock of the company

3.5		(4)	Bylaws, as amended

4.11		(5)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent

10.1		(6)	1995 Stock Option Plan, as amended

10.2		(7)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan

10.3		(7)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan

10.4		(7)	Form of Exercise Notice under 1995 Stock Option Plan

10.5		(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.

10.6		(8)	Form of Indemnification Agreement between the Company and its directors and executive officers

10.7		(9)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company

10.8		(10)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC

10.9		(10)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC

10.10		(11)	2004 Equity Incentive Plan, as amended

10.11		(12)	2004 Employee Stock Purchase Plan, as amended

10.12		(13)	Agreement, dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.

10.13		(14)	Offer Letter, dated June 14, 2005, between the Company and Carl Pelzel

10.14	+	(15)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation

10.15	+	(15)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

10.16	+	(15)	Supply Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

10.17	+	(15)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

10.18		(16)	Description of Non-employee Director Compensation Policy, as amended

10.19		(17)	Bonus Plan of the Company, as amended

Exhibit		Footnote	Description of Document
10.20		(22)	Form of Management Continuity Agreement between the Company and certain officers of the Company

10.21		(18)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling

10.22		(8)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.23		(8)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.24		(8)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.25	+	(7)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.

10.27	+	(7)	Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation

10.28		(11)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Valeant Laboratories International SRL

10.29		(19)	Offer Letter, dated August 24, 2007, between the Company and Carl A. Pelzel

10.30		(21)	Amendment to Offer Letter, dated February 18, 2008, between the Company and Carl A. Pelzel

10.31		(21)	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.

10.32	+	(12)	Settlement and License Agreement dated April 4, 2008 between the Company and Teva Pharmaceuticals USA, Inc.

10.33		(12)	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.34		(12)	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.35		(12)	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.36		(12)	Loan and Security Agreement dated June 27, 2008 between the Company, General Electric Capital Corporation and Oxford Finance Corporation

10.37	+	(12)	Promotion Agreement dated July 21, 2008 between the Company and Santarus, Inc.

10.39		(20)	Exclusive License Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of November 19, 2008.

23.1			Consent of Independent Registered Public Accounting Firm

24.1			Power of Attorney (see signature page)

31.1			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Carl A. Pelzel

31.2			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Tammy L. Cameron

Exhibit	Footnote	Description of Document
32.1		Certification pursuant to 18 U.S.C. Section 1350 of Carl A. Pelzel

32.2		Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

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

(19)
Incorporated by reference to the Company's Form 8-K filed on August 27, 2007

(20)
Incorporated by reference to the Company's Form 10-K filed on March 6, 2009

(21)
Incorporated by reference to the Company's Form 10-Q filed on May 7, 2008

(22)
Incorporated by reference to the Company's Form 10-Q filed on May 5, 2009

+
Confidential treatment granted

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 16th day of March 2011.

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

Signature

/s/ CARL A. PELZEL Carl A. Pelzel	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
/s/ TAMMY L. CAMERON Tammy L. Cameron	Vice President, Finance (Principal Accounting and Financial Officer)	March 16, 2011
/s/ PETER D. STAPLE Peter D. Staple	Chairman of the Board of Directors	March 16, 2011
/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 16, 2011

Signature

/s/ KAREN A. DAWES Karen A. Dawes	Director	March 16, 2011
/s/ JAMES A. SCHOENECK James A. Schoeneck	Director	March 16, 2011
/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Director	March 16, 2011
/s/ JULIAN N. STERN Julian N. Stern	Director and Secretary	March 16, 2011
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	March 16, 2011

DEPOMED, INC.

INDEX TO FINANCIAL STATEMENTS

DEPOMED, INC. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited the accompanying balance sheets of Depomed, Inc. as of December 31, 2010 and 2009, and the related statements of operations, Shareholders' Equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Depomed, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 16, 2011

DEPOMED, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,526	$26,821
Marketable securities	47,825	42,922
Accounts receivable	6,347	4,933
Inventories	1,571	2,565
Prepaid and other current assets	1,330	1,185

Total current assets	79,599	78,426
Marketable securities, long-term	6,537	12,016
Property and equipment, net	698	942
Other assets	197	197

	$87,031	$91,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	18,473	15,222
Deferred product sales	1,041	1,635
Deferred license revenue	10,665	11,184
Other current liabilities	635	414
Current portion of long-term debt	2,170	3,747

Total current liabilities	32,984	32,202
Deferred license revenue, non-current portion	30,926	41,306
Long-term debt, net of current portion	—	2,170
Other long-term liabilities	15	177
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at December 31, 2010 and 2009	—	—
Common stock, no par value, 100,000,000 shares authorized; 52,957,787 and 52,200,358 shares issued and outstanding at December 31, 2010 and 2009, respectively	191,343	187,895
Accumulated deficit	(168,306)	(172,202)
Accumulated other comprehensive gain	69	33

Total shareholders' equity	23,106	15,726

	$87,031	$91,581

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product sales	$45,637	$35,094	$31,051
Royalties	306	1,533	1,582
License and collaborative revenue	34,821	21,101	2,209

Total revenues	80,764	57,728	34,842
Costs and expenses:
Cost of sales	8,097	5,257	5,772
Research and development expense	20,111	34,298	27,268
Selling, general and administrative expense:
Promotion fee expense	31,419	23,589	4,841
Other selling, general and administrative	17,512	16,656	21,556

Total selling, general and administrative expense	48,931	40,245	26,397
Gain on litigation settlement	—	—	(7,500)

Total costs and expenses	77,139	79,800	51,937

Income (loss) from operations	3,625	(22,072)	(17,095)
Other income (expenses):
Interest and other income	839	1,050	2,349
Interest expense	(572)	(1,001)	(555)

Total other income (expenses)	267	49	1,794

Net income (loss) before income taxes	3,892	(22,023)	(15,301)
Benefit from (Provision for) income taxes	4	15	(1)

Net income (loss)	3,896	(22,008)	(15,302)
Deemed dividend on preferred stock	—	—	(541)

Net income (loss) applicable to common stock shareholders	$3,896	$(22,008)	$(15,843)

Basic net income (loss) applicable to common stock shareholders per common share	$0.07	$(0.43)	$(0.32)

Diluted net income (loss) applicable to common stock shareholders per common share	$0.07	$(0.43)	$(0.32)

Shares used in computing basic net income (loss) per common share	52,533,256	51,519,912	48,778,764

Shares used in computing diluted net income (loss) per common share	53,463,749	51,519,912	48,778,764

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
					Accumulated Deficit		Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at Dec. 31, 2007	18,158	$12,015	47,865,529	$168,287	$(134,892)	$110	$45,520
Surrender of preferred stock and exercise of related warrants	(18,158)	(12,015)	2,914,526	12,015	—	—	—
Issuance of common stock upon exercise of options	—	—	30,614	80	—	—	80
Issuance of common stock upon exercise of warrants	—	—	160,476	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	200,232	362	—	—	362
Stock-based compensation	—	—	—	2,452	—	—	2,452
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(15,302)	—	(15,302)
Unrealized gain on available-for-sale securities	—	—	—	—	—	41	41

Comprehensive income (loss)							(15,261)

Balances at Dec. 31, 2008	—	$—	51,171,377	$183,196	$(150,194)	$151	$33,153
Issuance of common stock upon exercise of options	—	—	723,985	1,702	—	—	1,702
Issuance of common stock under employee stock purchase plan	—	—	274,996	340	—	—	340
Issuance of common stock to employees	—	—	30,000	54	—	—	54
Stock-based compensation	—	—	—	2,603	—	—	2,603
Comprehensive income:
Net income (loss)	—	—	—	—	(22,008)	—	(22,008)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(118)	(118)

Comprehensive income (loss)							(22,126)

Balances at Dec. 31, 2009	—	$—	52,200,358	$187,895	$(172,202)	$33	$15,726
Issuance of common stock upon exercise of options	—	—	458,962	1,034	—	—	1,034
Issuance of common stock under employee stock purchase plan	—	—	298,467	383	—	—	383
Stock-based compensation	—	—	—	2,031	—	—	2,031
Comprehensive income:
Net income (loss)	—	—	—	—	3,896	—	3,896
Unrealized loss on available-for-sale securities	—	—	—	—	—	36	36

Comprehensive income (loss)							3,932

Balances at Dec. 31, 2010	—	$—	52,957,787	$191,343	$(168,306)	$69	$23,106

See accompanying notes to Financial Statements.

DEPOMED, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$3,896	$(22,008)	$(15,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	439	808	1,148
Stock-based compensation	2,031	2,656	2,452
Changes in assets and liabilities:
Accounts receivable	(1,414)	(1,259)	(51)
Inventories	995	283	415
Other current assets	(145)	4,219	(2,987)
Accounts payable and other accrued liabilities	3,075	2,485	6,064
Accrued compensation	234	(197)	1,044
Deferred revenue	(11,492)	14,851	10,568

Net cash provided by (used in) operating activities	(2,381)	1,838	3,351

Investing Activities
Purchase of property and equipment	(179)	(629)	(257)
Purchases of marketable securities	(71,325)	(144,567)	(101,607)
Maturities of marketable securities	64,531	96,396	85,582
Sales of marketable securities	7,485	52,926	11,159

Net cash provided by (used in) investing activities	512	4,126	(5,123)

Financing Activities
Proceeds from long-term debt	—	—	9,400
Principal payments on long-term debt	(3,844)	(3,312)	—
Debt issuance costs	—	—	(316)
Proceeds from issuance of common stock	1,417	2,042	441

Net cash provided by (used in) financing activities	(2,427)	(1,270)	9,525

Net increase (decrease) in cash and cash equivalents	(4,296)	4,694	7,753
Cash and cash equivalents at beginning of year	26,821	22,127	14,374

Cash and cash equivalents at end of year	$22,525	$26,821	$22,127

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$512	$935	$409

Taxes	$(5)	$(6)	$631

See accompanying notes to Financial Statements.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed, Inc. (Depomed or the Company) was incorporated in California in 1997 and is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. The Company has developed three products which have been approved by the U.S. Food and Drug Administration (FDA). GraliseTM is a once-daily formulation of gabapentin for the management of postherpetic neuralgia. Glumetza® is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus, Inc. (Santarus). Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections that the Company no longer manufactures or markets. The Company has one product in late stage clinical trials. Serada® is an extended release formulation of gabapentin for the treatment of menopausal hot flashes currently in Phase 3 clinical trials.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue from the sale of its products, royalties earned, and on payments received and services performed under collaborative arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

        Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

  •
  Product Sales:

  •
  Glumetza:    The Company sells Glumetza to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. The Company recognizes revenue at the time title transfers to the customer, which occurs at the time product is shipped and delivered to the customer. The Company began selling Glumetza to customers in the third quarter of 2006. Prior to the third quarter of 2008, the Company was unable to reasonably estimate expected returns of the product at the time of shipment, and therefore, deferred revenue on product shipments of Glumetza until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment trends, prescription trends and product returns history for Glumetza over two years and based on an analysis of return rates of companies

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      with products that have similar characteristics and similar return policies within the metformin prescription market, the Company concluded it had the information needed to reasonably estimate product returns during the third quarter of 2008. Beginning in the third quarter of 2008, the Company began recognizing revenue for Glumetza sales at the time of shipment to its customers. Consequently, in 2008, the Company recognized a one time increase of $6.3 million in net product sales of Glumetza, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, chargebacks and prompt payment discounts. This change resulted in a one-time $5.3 million reduction to net loss and decreased net loss per share by $0.11 for the year ended December 31, 2008.

    •
    Proquin XR:    The Company sells Proquin XR to wholesalers and retail pharmacies that is subject to rights of return up to twelve months after product expiration. Given the decreasing prescription demand and high percentage of returns for Proquin XR, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $1.0 million at December 31, 2010 related to Proquin XR shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts.

  •
  Product Sales Allowances—The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The Company's product sales allowances include:

  •
  Product Returns—The Company estimates product returns on sales of Glumetza. The Company allows customers to return product that is within six months before and up to one year after its product expiration date. The shelf life of the 500mg Glumetza is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg Glumetza product shipped was 36 months from the date of tablet manufacture. The shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products. During 2010, based on its

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      review of actual product returns, the Company increased its estimate for Glumetza product returns. This resulted in a decrease of product sales revenue of approximately $1.0 million for the year ended December 31, 2010 related to sales made in prior periods. See Note 4 to the Notes to Financials for further discussion of returns associated with the Company's 500mg Glumetza recall during 2010.

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

    •
    Chargebacks—The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. These federal entities purchase products from wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product. The Company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity.

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

    Royalties received under the Company's agreements with Valeant Pharmaceuticals International, Inc. (Valeant) and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

  •
  License and Collaborative Arrangements—Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company's remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; (2) consideration earned relates to past performance, and (3) the milestone payment is nonrefundable. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-Based Compensation

        Compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. Depomed estimates forfeitures based on historical experience.

        Beginning on January 1, 2010, Depomed uses historical option exercise data to estimate the expected life of the options. In 2008 and 2009, because of a lack of sufficient data points, the Company did not believe its historical option exercise experience provided a reasonable basis upon which to estimate expected term, and the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. This change in the method of estimation did not have a material effect on the Company's financial statements. See Note 11 of the Notes to Financial Statements for further discussion on stock-based compensation.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expense and Accruals

        Research and development expenses include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from the Company's independent research and development efforts as well as efforts associated with collaborations. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Shipping and Handling Costs

        Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Statements of Operations.

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2010, 2009 and 2008 were $0.3 million, $0.7 million and $1.8 million, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company's available-for-sale securities are reported separately in shareholders' equity and included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 has been reflected in the Statements of Shareholders' Equity.

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. government and financial institutions and, to date, has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline. Realized gains or losses have been insignificant and are included in interest and other income in the Statements of Operations.

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

Inventories

        Inventories are stated at the lower of cost or market with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. The Company writes-off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand, forecasted demand and on firm purchase commitments.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 6 of the Notes to Financial Statements). Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and office equipment	3 - 5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of estimated useful life or lease term

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Common Share

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, plus dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per share are calculated as follows:

	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$3,896	$(22,008)	$(15,843)

Denominator for basic net income (loss) per share	52,533	51,520	48,779

Net effect of dilutive common stock equivalents	931	—	—

Denominator for diluted net income (loss) per share	53,464	51,520	48,779

Basic net income (loss) per share	$0.07	$(0.43)	$(0.32)

Diluted net income (loss) per share	$0.07	$(0.43)	$(0.32)

        For the years ended December 31, 2010, 2009 and 2008, 2.8 million, 5.6 million and 5.6 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

Income Taxes

        Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not. See Note 16 of the Notes to the Financial Statements for further discussion on income taxes.

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

        The Company is subject to credit risk from its accounts receivable related to product sales. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 36%, 35% and 23% of Glumetza and Proquin XR shipments for the year ended December 31, 2010. These three customers individually comprised 41%, 34% and 18%, respectively, of Glumetza and Proquin XR accounts receivable as of December 31, 2010. Three wholesale distributors represented 38%, 35% and 21% of Glumetza and Proquin XR shipments for the year ended December 31, 2009. These three customers individually comprised 48%, 30% and 15%, respectively, of Glumetza and Proquin XR accounts receivable as of December 31, 2009. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that all of its past due accounts receivable are collectible. Accounts receivable balances related to product sales were $6.1 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively.

        The Company relies on a single third-party manufacturer in Puerto Rico to manufacture Gralise and the 500mg Glumetza. The Company relies on a single third-party manufacturer in Canada to manufacture the 1000mg Glumetza. The Company also relies on two third-party suppliers for the supply of gabapentin, the active pharmaceutical ingredient in Gralise, and two third-party suppliers for the supply of metformin, the active pharmaceutical ingredient in Glumetza.

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

        In November 2008, the Company entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize Gralise for pain indications in the United States, Canada and Mexico. In February 2010, Abbott Laboratories acquired the pharmaceutical business of Solvay and Abbott Products, a subsidiary of Abbott Laboratories, became responsible for the Gralise license agreement with the Company.

        Pursuant to the agreement, Solvay paid the Company a $25.0 million upfront fee in February 2009. The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company's development and supply obligations under the agreement, which is estimated to be through January 2013. The Company recognized $6.2 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2010 and 2009, respectively. The remaining deferred revenue balance is $12.6 million as of December 31, 2010.

        In March 2010, Abbott Products submitted an NDA for Gralise to the U.S. Food and Drug Administration (FDA) for the management of postherpetic neuralgia. In May 2010, the FDA accepted the NDA filing for Gralise for postherpetic neuralgia, which triggered a $10.0 million milestone payment from Abbott Products which Depomed received in June 2010. As the nonrefundable milestone

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire $10.0 million as revenue in the second quarter of 2010.

        In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia, this triggered a $48.0 million development milestone from Abbott to the Company, which Abbott Products paid in February 2011.

        Pursuant to a settlement agreement entered into in March 2011, the Company and Abbott Products terminated the license agreement for Gralise. The settlement agreement provided for (i) the transition of Gralise back to Depomed and (ii) a $40.0 million payment to Depomed to be made in March 2011.

Santarus, Inc.

        In July 2008, the Company entered into a promotion agreement with Santarus, Inc. (Santarus) granting Santarus exclusive rights to promote Glumetza in the United States. Santarus paid the Company a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, may be required to pay additional one-time sales milestones to the Company.

        Santarus began promotion of Glumetza in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company continues to record revenue from the sales of Glumetza product, and starting in October 2008, began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of Glumetza product in the United States. The promotion fee will was reduced to 75% of gross margin beginning in the fourth quarter of 2010. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $31.4 million, $23.6 million and $4.7 million, respectively, in promotion fee expense under the agreement, which is classified within selling, general and administrative expense.

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

        The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement for promotion fees it is obligated to pay Santarus. The Company recognized $0.9 million, $0.9 million and $0.4 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2010, 2009 and 2008, respectively. The remaining deferred revenue balance is $9.8 million as of December 31, 2010.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        Santarus may be required to pay the Company additional one-time sales milestones totaling up to $16.0 million. In January 2011, the Company achieved the first of these sales milestones related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011. This sales milestone is for $3.0 million and expected to be paid in March 2011.

Janssen Pharmaceutica N.V.

        In August 2010, the Company entered into a non-exclusive license agreement with Janssen Pharmaceutica N.V. (Janssen), granting Janssen a license to certain patents related to the Company's Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Under the terms of the agreement, Janssen was also granted a right of reference to the New Drug Application covering the Company's Glumetza product in Janssen's regulatory filings covering fixed dose combinations of canagliflozin and extended release metformin. The parties also entered into a service agreement under which Depomed is responsible for providing formulation work associated with the fixed dose combination products.

        In August 2010, Janssen paid the Company a $5.0 million upfront license fee associated with the license agreement. The $5.0 million is being amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreements. The Company recognized approximately $3.1 million of revenue associated with this upfront license fee during the year ended December 31, 2010. The remaining deferred revenue balance is $1.9 million at December 31, 2010.

        Also in August 2010, the Company received a refundable $1.0 million prepayment for formulation work to be performed under the service agreement. Work performed by the Company under the service agreement will be reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The $1.0 million prepayment was initially deferred and will be recognized as revenue as the Company performs the related formulation work under the service agreement. The Company recognized approximately $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the year ended December 31, 2010.

        Under the license agreement, the Company is also eligible to receive additional development milestones. In September 2010, the Company achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone from Janssen to the Company. The non-refundable $5.0 million milestone was received in October 2010. As the non-refundable milestone was substantive in nature, achievement was not reasonably assured at the inception of the agreement, and relates to past performance, the Company recognized the $5.0 million milestone in its entirety as revenue during the third quarter of 2010.

        The agreement also provides for royalties to the Company on future net sales of Janssen's fixed dosed combinations of canagliflozin and extended release metformin.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        Under terms of the agreement, Merck received a non-exclusive license as well as other rights to certain Depomed patents directed to metformin extended release technology. In exchange, the Company received a $10.0 million upfront fee in August 2009. As the Company has no continuing obligations under the agreement, the $10.0 million upfront payment was fully recognized as revenue on receipt in the third quarter of 2009.

        Merck was also granted a right of reference to the New Drug Application covering the Company's GLUMETZA product in Merck's regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. In October 2010, the Company received a $2.5 million development milestone from Merck related to the acceptance of the NDA application of Merck's combination product subject to the agreement. As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, the Company recognized the $2.5 million milestone in its entirety as revenue during the fourth quarter of 2010.

        The Company is also eligible to receive modest single digit royalties on any net product sales for an agreed-upon period.

Covidien

        In November 2008, the Company entered into a license agreement with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien) granting Covidien worldwide rights to utilize the Company's Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million non-refundable upfront payment for formulation work to be performed by Depomed under the agreement. Under the agreement, the Company may also receive certain developmental milestone payments, if achieved, and is also entitled to receive royalties on sales of the products.

        The entire $5.5 million was accounted for as a single unit of accounting and being amortized ratably through November 2011, which was initially the estimated length of time Depomed was obligated to perform formulation work under the agreement. The development of each of the four products was to begin by November 2010. Covidien initiated development on two of the four products prior to November 2010, but also elected not to initiate development of the remaining two products under the agreement. The license rights to those two remaining products reverted back to Depomed. Depomed's formulation obligations related to the first and second products were completed in October 2009 and September 2010, respectively. Because Covidien did not elect to initiate development of the remaining two products by November 2010, Depomed's formulation obligations were completed during the fourth quarter of 2010. As Depomed no longer had any substantive continuing performance obligations, all remaining deferred revenue related to the $5.5 million in upfront license fees previously received from Covidien was fully recognized as revenue in the fourth quarter of 2010. This resulting in a one-time increase in revenue of $1.8 million. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $3.5 million, $1.8 million and $0.2 million, respectively, of the upfront payments as license revenue.

        Through December 31, 2010, we have recognized a total of $1.5 million in milestone revenue under the agreement. In October 2009, the first formulation was completed by us and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to us in October 2009. In September 2010, we recognized $0.5 million on completion and delivery of the second formulation

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

under the agreement to Covidien, and an additional $0.5 million on the first formulation under the agreement entering clinical development. Because each of the non-refundable milestones were substantive in nature, based on past performance and achievement was not reasonably assured at the inception of the agreement, each of the milestones was recognized as revenue in its entirety upon achievement.

Valeant Pharmaceuticals International, Inc. (Formerly Biovail Laboratories, Inc.)

        In May 2002, the Company entered into a development and license agreement granting Valeant an exclusive license in the United States and Canada to manufacture and market Glumetza. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg Glumetza. In April 2003, Valeant submitted an NDA to the FDA for approval and in July 2005, Valeant received FDA approval to market Glumetza in the United States. In accordance with the license agreement, Valeant paid a $25.0 million license fee payment to the Company.

        In April 2004, the Company and Valeant amended the Glumetza license agreement. Under the amended agreement, the Company would receive royalties on sales of Valeant's 1000mg metformin HCl tablet in the United States and Canada in exchange for allowing Valeant to use the Company's clinical data for its Metformin GR, a 500mg metformin HCl tablet, to support and accelerate regulatory submissions for Valeant's 1000mg tablet and to establish equivalence between the two dosage forms. In May 2005, Valeant received a Notice of Compliance for the 500mg and 1000mg strengths of Glumetza from the Therapeutic Products Directorate of Canada to market the products in Canada.

        In October 2005, the Company delivered a notice of breach to Valeant and subsequently filed suit in respect of its license agreement with Valeant, related to the failure of Valeant to make the first commercial sale of the 500mg strength Glumetza within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Valeant and entered into an amended license agreement whereby the Company granted to Valeant an exclusive license in Canada to manufacture and market the 500mg formulation of Glumetza and the Company established its right to manufacture and market the 500mg Glumetza in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the Company's sole supplier of the 1000mg Glumetza. The Company recognized $1.6 million, $1.6 million and $1.5 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2010, 2009 and 2008, respectively. The remaining deferred revenue balance related to the $25.0 million upfront payment was $17.3 million as of December 31, 2010.

        Under the agreement, Valeant is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg Glumetza and one percent on Canadian net sales of the 1000mg Glumetza. The Company recognized royalty revenue under the agreement of $0.3 million, $0.2 million, and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company is obligated to pay Valeant royalties of one percent on net sales of the 500mg Glumetza in the United States. The Company recognized royalty expense under the agreement of

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

$0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As part of the same settlement, Valeant granted the Company an exclusive license to market the 1000mg Glumetza in the United States. The Company is obligated to purchase the 1000mg Glumetza exclusively from Valeant, subject to back-up manufacturing rights in the Company's favor. If the Company exercises its back-up rights, compensation to Valeant will change from a supply-based arrangement to royalties of six percent on net sales of the 1000mg Glumetza. The Company began selling the 1000mg Glumetza in the United States in June 2008.

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

        The Company paid PharmaNova an upfront license fee of $0.5 million and paid an additional $0.5 million upon dosing of the first patient in the Company's Phase 3 trials for the product in 2008. The Company is required to pay PharmaNova $1.0 million upon submission to the FDA of a New Drug Application for the product, and $2.0 million upon FDA approval of an NDA. The agreement also provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. The Company also paid PharmaNova consultancy fees of $0.3 million over a ten month period beginning in November 2006.

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

        In February 2009, the Company and Watson Pharma, Inc. (Watson) further amended the promotion agreement between the parties, pursuant to which Watson performed a specified number of physician details during the first quarter of 2009, and the Company has no obligation to pay Watson promotion fees in 2009, or thereafter.

        Under the provisions of the agreement, Watson elected to terminate the agreement early, and the promotion agreement terminated effective December 31, 2009.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

Settlement with TEVA Pharmaceuticals USA, Inc.

        In April 2008, the Company entered into a settlement and license agreement with Teva related to the patent infringement lawsuit filed by the Company against Teva affiliates IVAX Corporation and IVAX Pharmaceuticals, Inc. The settlement agreement provided for a one-time payment to the Company of $7.5 million, which the Company received in April 2008, and for a non-exclusive license in favor of Teva (including IVAX) to continue to market its generic Glucophage XR product in the United States. The $7.5 million one-time payment received by the Company was recognized as a gain on litigation settlement within operating income (loss) during the second quarter of 2008.

        The Company also received ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which was calculated as a percentage of sales, as reported by a third-party market research company. The royalty was subject to a $2.5 million aggregate cap, which was met during the third quarter of 2009. For the years ended December 31, 2010, 2009 and 2008, the Company recognized zero, $1.3 and $1.2 million in royalty revenue related to this arrangement, respectively. As of December 31, 2010, a cumulative total of $2.5 million in royalties has been recognized to date under the settlement, with no royalties remaining under the aggregate cap.

Rottapharm

        In November 2005, the Company entered into a distribution and supply agreement for Proquin XR in Europe with a privately owned specialty pharmaceutical company, Madaus S.r.l, (Madaus) that was acquired by Rottapharm in June 2007. Under the terms of the agreement, the Company granted an exclusive right to Rottapharm for the commercialization of Proquin XR in Europe and agreed to supply Rottapharm with commercial quantities of Proquin XR tablets. In April 2009, the two parties amended the agreement so that Depomed was no longer obligated to supply commercial quantities of Proquin XR tablets to Rottapharm as contemplated under the original distribution and supply agreement, and instead, the Company will now receive royalties on net sales of Proquin XR in Europe sold by Rottapharm.

        In January 2006, Madaus paid the Company a $0.2 million license fee, which was amortized ratably over the Company's obligations under the agreement through December 2010. The Company recognized approximately $103,000, $84,000 and $13,000 in license revenue under the agreement for the years ended December 31, 2010, 2009 and 2008, respectively.

        In August 2008, Rottapharm paid us an advance payment of $0.3 million intended for future product supply. Under the amended agreement, the $0.3 million advance payment will now be applied toward future royalties due to Company.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES

        Securities classified as available-for-sale as of December 31, 2010 and 2009 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$18,613	$—	$—	$18,613
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	12,099	4	(2)	12,101
U.S. government agency debt securities	25,667	21	—	25,688
U.S. Treasury securities	10,015	21	—	10,036
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	6,512	25	—	6,537

Total available-for-sale	$72,906	$71	$(2)	$72,975

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. debt securities:
Total included in cash and cash equivalents	$21,186	$—	$—	$21,186
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	7,900	1	—	7,901
U.S. government agency debt securities	12,990	39	—	13,029
U.S. Treasury securities	21,988	9	(5)	21,992
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	12,027	1	(12)	12,016
U.S. Treasury securities	—	—	—	—

Total available-for-sale	$76,091	$50	$(17)	$76,124

        At December 31, 2010, the Company had six securities in an unrealized loss position.

        The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 (in thousands):

	Less than 12 months		12 months or greater		Total
U.S. Debt Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$5,086	$(2)	$—	$—	$5,086	$(2)
U.S. government agency debt securities	—	—	—	—	—	—
U.S. Treasury securities	—	—	—	—	—	—

Total available-for-sale	$5,086	$(2)	$—	$—	$5,086	(2)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the related unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of December 31, 2010.

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

        The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$18,613	$—	$—	$18,613
U.S. corporate debt securities	—	12,101	—	12,101
U.S. government agency debt securities	—	25,688	—	25,688
U.S. Treasury securities	—	16,573	—	16,573

Total	$18,613	$54,362	$—	$72,975

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

        There are no financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

NOTE 4. 500mg GLUMETZA RECALL

        In June 2010, the Company conducted a voluntary class 2 recall of fifty-two lots of 500mg Glumetza tablets from wholesalers due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole (TBA) in bottles containing 500mg Glumetza tablets. As a result, the Company temporarily suspended product shipments of 500mg Glumetza in June 2010 and resumed product shipments in January 2011. For the year ended December 31, 2010, the Company took a return reserve of approximately $1.3 million related to estimated credit for returns to be given to its customers on returns of recalled product, which had the effect of reducing net product sales for the respective period. The Company also incurred $2.3 million of inventory write-offs during the year ended December 31, 2010, related to non-salable inventory resulting from the recall at the Company's third-party distribution and manufacturing facilities, which were recorded in cost of goods sold.

        The 1000mg Glumetza was not subject to the recall.

NOTE 5. INVENTORIES

        Inventories relate to the manufacture of the Company's Glumetza and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Raw materials	$74	$49
Work-in-process	202	—
Finished goods	1,254	2,453
Deferred costs	41	63

Total	$1,571	$2,565

        Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred. See Note 4 of the Notes to Financial Statements for further discussion on inventory write-offs related to the Company's 500mg Glumetza recall.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Furniture and office equipment	$821	$1,029
Laboratory equipment	4,730	4,396
Leasehold improvements	3,164	3,151
Construction in Progress	111	398

	8,826	8,974
Less accumulated depreciation	(8,128)	(8,032)

Property and equipment, net	$698	$942

        There was no property and equipment included under capitalized leases as of December 31, 2010 or December 31, 2009. Depreciation expense was $0.4 million, $0.6 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Accounts payable	$1,655	$709
Accrued compensation	2,638	2,404
Accrued clinical trial expense	307	221
Accrued rebates and sales discounts	2,625	4,396
Allowance for product returns	5,355	3,364
Accrued promotion fee	2,490	1,752
Other accrued liabilities	3,403	2,376

Total accounts payable and accrued liabilities	$18,473	$15,222

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred revenue, current portion:
Deferred product sales	$1,041	$1,635
Deferred license revenue, current portion:
Abbott Products	6,245	6,245
Janssen	1,917	—
Valeant	1,598	1,598
Santarus	905	905
Covidien	—	2,333
Madaus	—	103

Deferred license revenue, current portion	10,665	11,184

Deferred revenue, current portion	11,706	12,819

Deferred license revenue, non-current portion:
Abbott Products	6,347	12,592
Valeant	15,697	17,296
Santarus	8,882	9,787
Covidien	—	1,631

Deferred license revenue, non-current portion	30,926	41,306

Total deferred revenue	$42,632	$54,125

        Deferred product sales as of December 31, 2010 and 2009 relate to Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy for Proquin XR.

        Deferred license revenue relates to upfront payments received by the Company under license and collaborative agreements with its partners. At December 31, 2010 and 2009, deferred license revenue consisted primarily of upfront license fee payments received from Abbott Products, Valeant, Santarus and Covidien.

        In December 2004, the Company received a $25.0 million license fee payment under its agreements with Valeant. The $25.0 million license fee is being recognized as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza.

        In July 2008, the Company received a $12.0 million upfront payment under its promotion agreement with Santarus. The Company is recognizing the $12.0 million upfront payment ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to promotion fees it is obligated to pay Santarus.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8. DEFERRED REVENUE (Continued)

        In November 2008, the Company received a $5.5 million in upfront payment under its license agreement with Covidien. The Company was initially recognizing the $5.5 million upfront payment as revenue ratably until November 2011, which represented the estimated length of time the Company's formulation development obligations exist under the agreement. In the fourth quarter of 2010, Covidien elected not to develop two of the four products under the agreement and Depomed's formulation development obligations were completed. All remaining deferred revenue related to the $5.5 million in upfront license fees previously received from Covidien was fully recognized as revenue in the fourth quarter of 2010.

        In February 2009, the Company received a $25.0 million upfront payment under its exclusive license agreement with Abbott Products. The Company is recognizing the $25.0 million upfront payment ratably over the period of the Company's development and supply obligations under the agreement which is estimated to be through January 2013.

        In August 2010, Janssen paid the Company a $5.0 million upfront license fee associated with the license agreement. The $5.0 million is being amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement.

NOTE 9. LONG-TERM DEBT

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

        The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%. Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of the debt issuance costs, was $0.6 million, $1.0 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010, the outstanding balance under the facility was $2.2 million, and the unamortized portion of the debt issuance costs was $0.1 million. Future contractual principal and interest payments are $2.2 million and $0.1 million, respectively. The credit facility is expected to be fully repaid in July 2011.

        The obligations of the Company under the loan agreement are secured by interests in all of the Company's personal property, and proceeds from any intellectual property, but not by the Company's intellectual property.

        The credit facility contains affirmative and negative covenants with which the Company must comply with, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9. LONG-TERM DEBT (Continued)

affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of December 31, 2010.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its facilities under non-cancelable operating leases that expire in January 2012 with options to extend the lease terms for an additional five years. The leases are subject to annual increases on the anniversary of the commencement dates. Rent expense was $1.5 million, $1.4 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010 future minimum payments under operating leases for facilities and equipment were as follows (in thousands):

2011	1,674
2012	176
2013	38

Total	$1,888

Manufacturing Agreements

        The Company has entered into a manufacturing arrangement with Patheon Puerto Rico (Patheon) pursuant to which Patheon will manufacture commercial quantities of the 500mg Glumetza and Proquin XR for the Company. The Company also has a supply agreement with Valeant in which Valeant provides the Company with commercial quantities of the 1000mg Glumetza. As of December 31, 2010 the Company has non-cancelable purchase orders and minimum purchase obligations for 2011 totaling approximately $4.3 million under these arrangements.

NOTE 11. STOCK-BASED COMPENSATION

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

        As described in Note 1 of the Notes to Financial Statements, beginning on January 1, 2010, Depomed uses historical option exercise data to estimate the expected life of the options. In 2008 and 2009, because of a lack of sufficient data points, the Company did not believe its historical option exercise experience provided a reasonable basis upon which to estimate expected term, and the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. This change in the method of estimation did not have a material effect on the Company's financial statements. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Employee and Director Stock Options
Risk-free interest rate	1.51 - 2.62%	1.64 - 2.82%	1.61 - 3.02%
Dividend yield	None	None	None
Expected option term (in years)	5.19 - 5.44	5.10	5.04
Expected stock price volatility	69.2 - 72.1%	65.3 - 71.1%	58.2 - 64.4%

        The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Employee Stock Purchase Plan
Risk-free interest rate	0.20 - 0.78%	0.15 - 0.97%	0.44 - 2.51%
Dividend yield	None	None	None
Expected option term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	55.7 - 90.9%	86.5 - 107.8%	65.8 - 114.2%

        The following table presents stock-based compensation expense recognized for stock options, stock awards and the ESPP in the Company's Statements of Operations (in thousands):

	2010	2009	2008
Cost of sales	$19	$23	$23
Research and development expense	568	885	718
Selling, general and administrative expense	1,444	1,748	1,711

Total	$2,031	$2,656	$2,452

        The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $2.05, $1.26 and $1.62, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2010, 2009 and 2008 were $2.00, $1.39 and $1.05, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 were $0.8 million, $1.1 million and $0.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $2.1 million and $2.4 million, respectively. At December 31, 2010, Depomed had $2.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 1.7 years. Cash received from stock option exercises was $1.0 million, $1.7 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2010. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

        The following table summarizes the activity for the three years ended December 31, 2010 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2007	1,562,370	$4.12
Options exercised	(21,905)	2.51
Options forfeited	—	—
Options expired	(143,578)	7.42

Options outstanding at December 31, 2008	1,396,887	$3.80
Options exercised	(418,397)	2.33
Options forfeited	—	—
Options expired	(193,790)	5.07

Options outstanding at December 31, 2009	784,700	$4.28
Options exercised	(105,871)	2.01
Options forfeited	—	—
Options expired	(337,229)	4.43

Options outstanding at December 31, 2010	341,600	$4.83
Options exercisable and expected to become exercisable at December 31, 2010	341,600	$4.83
Options exercisable at December 31, 2010	341,600	$4.83

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1.86	$573
Options exercisable and expected to become exercisable at December 31, 2010	1.86	$573
Options exercisable at December 31, 2010	1.86	$573

        Information regarding the stock options outstanding at December 31, 2010 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.71 - $2.90	77,800	1.88	$2.14	77,800	$2.14
$3.40 - $4.30	84,250	0.79	3.82	84,250	3.82
$5.80 - $6.50	68,700	1.38	5.95	68,700	5.95
$6.76	105,850	2.96	6.76	105,850	6.76
$7.32	5,000	3.21	7.32	5,000	7.32

	341,600	1.86	$4.83	341,600	$4.83

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan at December 31, 2010 was 9,250,000 shares, of which 3,487,226 were available for future issuance.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the activity for the three years ended December 31, 2010 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2007	3,503,206	$3.82
Options granted	917,071	3.08
Options exercised	(8,709)	2.87
Options forfeited	(229,413)	4.16

Options outstanding at December 31, 2008	4,182,155	$3.65
Options granted	1,267,000	2.21
Options exercised	(305,588)	2.38
Options forfeited	(341,762)	3.48
Options expired	(5,194)	5.30

Options outstanding at December 31, 2009	4,796,611	$3.32
Options granted	1,159,500	3.37
Options exercised	(353,091)	2.32
Options forfeited	(639,687)	2.60
Options expired	(22,988)	5.51

Options outstanding at December 31, 2010	4,940,345	$3.21
Options exercisable and expected to become exercisable at December 31, 2010	4,720,017	$3.21
Options exercisable at December 31, 2010	3,223,377	$3.35

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	7.24	$15,607
Options exercisable and expected to become exercisable at December 31, 2010	7.17	$14,868
Options exercisable at December 31, 2010	6.58	$9,720

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2010 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.49 - $1.98	1,408,529	7.36	$1.86	1,002,739	$1.88
$2.05 - $3.09	1,379,015	8.41	2.79	443,022	2.59
$3.27 - $3.60	1,053,621	6.96	3.42	895,583	3.42
$3.65 - $6.29	1,080,180	5.94	5.20	863,033	5.30
$6.36 - $7.78	19,000	2.76	7.48	19,000	7.48

	4,940,345	7.24	$3.21	3,223,377	$3.35

NOTE 12. SHAREHOLDERS' EQUITY

Series A Preferred Stock

        In January 2000, the Company issued 12,015 shares of Series A Preferred Stock at a price of $1,000 per share. The Series A Preferred Stock accrued a dividend of 7% per annum, compounded semi-annually and payable in shares of Series A Preferred Stock. The Series A Preferred Stock was convertible at any time between January 2002 and January 2006 into the Company's common stock. The original conversion price of the Series A Preferred Stock was $12.00; however, as a result of the Company's March 2002 and October 2003 financings, the conversion price had been adjusted to $9.51 per share. In December 2004, the Company entered into an agreement with the Series A Preferred shareholder to resolve a misunderstanding between the Company and the shareholder relating primarily to prior adjustments to the conversion price of the Series A Preferred Stock. Pursuant to the agreement, among other matters, the Company agreed to adjust the conversion price to $7.50 per share. The Company and the shareholder also agreed to binding interpretations of certain other terms related to the Series A Preferred Stock conversion price.

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

        The Series A Preferred Stock accrued dividends through January 20, 2006, which is the date the warrant initially became exercisable. As a result of the issuance of the warrant, the preferred stock could be surrendered in exchange for common stock for an additional three years through January 20, 2009. As long as the Series A Preferred Stock remained outstanding, the number of shares into which the warrant could be converted increased as the conversion price of the warrant decreased resulting in

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. SHAREHOLDERS' EQUITY (Continued)

additional deemed dividends on the Series A Preferred Stock. For the years ended December 31, 2010, 2009 and 2008 the Company recognized Series A Preferred Stock deemed dividends of approximately zero, zero and $0.5 million, respectively, attributable to the beneficial conversion feature from the accrued dividends and decreasing warrant price.

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

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2010 was 1,500,000, of which 308,260 shares were available for future issuance.

        In 2010, the Company sold 298,467 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $1.28 with proceeds of approximately $0.4 million. In 2009, the Company sold 274,996 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $1.24 with proceeds of approximately $0.3 million.

Option Exercises

        Employees and consultants exercised options to purchase 458,962 shares of the Company's common stock with net proceeds to the Company of approximately $1.0 million during the year ended December 31, 2010. Employees and consultants exercised options to purchase 723,985 shares of the Company's common stock with net proceeds to the Company of approximately $1.7 million during the year ended December 31, 2009.

Shareholder Rights Plan

        On April 21, 2005, the Company adopted a shareholder rights plan, (the Rights Plan). Under the Rights Plan, the Company distributed one preferred share purchase right for each share of common stock outstanding at the close of business on May 5, 2005. If a person or group acquires 20% or more of the Company's common stock in a transaction not pre-approved by the Company's Board of Directors, each right will entitle its holder, other than the acquirer, to buy additional shares of the Company's common stock at 50% of its market value, as defined in the Rights Plan. In addition, if an unapproved party acquires more than 20% of the Company's common stock, and the Company is later acquired by the unapproved party or in a transaction in which all shareholders are not treated alike, shareholders with unexercised rights, other than the unapproved party, will be entitled to receive upon exercise of the rights, common stock of the merger party or asset buyer with a value of twice the exercise price of the rights. Each right also becomes exercisable for one one-thousandth of a share of

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. SHAREHOLDERS' EQUITY (Continued)

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

Equity Line of Credit

        In December 2006, the Company entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which Azimuth is committed to purchase at a specified discount, up to the lesser of (a) $30,000,000 of the Company's common stock, or (b) 8,399,654 shares of common stock, which was equal to the number of shares that is one less than 20% of the issued and outstanding shares of the Company's common stock as of December 11, 2006. The term of the original agreement was 24 months. In August 2008, the agreement was amended and the agreement was extended an additional 24 months until December 2010. The agreement expired on December 31, 2010 and the Company did not sell any shares under the agreement.

NOTE 13. RELATED PARTY TRANSACTIONS

Retirement of John W. Fara, Ph.D.

        In August 2007, John W. Fara, Ph.D. retired from his positions as President, Chief Executive Officer and Chairman of the Company. Dr. Fara continued to serve as a member of the Company's Board of Directors until May 2008. The Company entered into a consulting agreement with Dr. Fara in August 2007, pursuant to which Dr. Fara provided consulting services to the Company through December 31, 2009. From August 2007 through December 31, 2008, the Company paid Dr. Fara $20,833 per month for his consulting services, reimbursed Dr. Fara for COBRA and life insurance premiums. For the years ended December 31, 2010, 2009 and 2008 the Company incurred expense of approximately zero, zero and $250,000, respectively, associated with this consulting agreement.

        During the period of his consultancy, Dr. Fara continued to vest in all of his currently unvested stock options, and his vested stock options remained exercisable. For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately zero, $30,000 and $74,000, respectively, in stock compensation expense associated with these awards.

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

        The Company treated the issuance of fully vested shares of common stock in exchange for the cancellation of Mr. Hamilton's options as a modification of the terms of the cancelled options for accounting purposes. The Company recognized approximately $364,000 of stock-based compensation

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

expense related to this transaction in 2007, which represented the remaining unrecognized compensation costs associated with Mr. Hamilton's cancelled options on the date of settlement.

        The Company also entered into a consulting agreement with Mr. Hamilton, and paid Mr. Hamilton $25,667 per month for his consulting services from October 10, 2007 through October 10, 2008. For the years ended December 31, 2010, 2009 and 2008, the Company incurred expense of approximately zero, zero and $248,000, respectively, associated with this consulting agreement.

NOTE 14. REDUCTION IN FORCE

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

NOTE 15. QUALIFYING THERAPEUTIC DISCOVERY PROJECT

        In November 2010, the Company was awarded a total of $489,000 in two grants by the U.S. government under the Qualifying Therapeutic Discovery Project of the Patient Protection and Affordable Care Act of 2010 for the Company's Serada for menopausal hot flashes and DM-1992 for Parkinson's disease programs. The amounts were recorded in Interest and Other Income in the Statements of Operations.

NOTE 16. INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(10)	$(18)	$(5)
State	1	(2)	1
Foreign	5	5	5

	(4)	(15)	1

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$(4)	$(15)	$1

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	$1,323	$(7,488)	$(5,202)
State tax, net of federal benefit	1	(2)	1
Foreign tax	5	5	5
Net operating losses	(1,812)	6,774	4,687
Other	479	696	510

	$(4)	$(15)	$1

        The Company's tax provisions for the years ended December 31, 2010, 2009 and 2008 is due to foreign taxes withheld on royalties related to the Company's agreement with LG by the Republic of Korea offset by refundable credits.

        As of December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $83.0 million, which expire in the years 2021 through 2030 and federal research and development tax credits of approximately $6.1 million which expire in the years 2012 through 2030. Net operating loss carryforwards for state income tax purposes were approximately $77.0 million, which expire in the years 2013 through 2030 and state research and development tax credits were approximately $4.8 million which have no expiration date. The Company has federal alternative minimum tax credit carryforwards of approximately $0.5 million that have no expiration date. Additionally, the Company has foreign tax credit carryforwards of $0.2 million, which begin to expire in 2014.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$31,600	$35,500
Tax carryforwards	7,100	7,100
In-process research and development	1,900	2,300
Capitalized research expenses	400	700
Deferred revenue	16,200	13,900
Other, net	5,100	4,900

Total deferred tax assets	62,300	64,400
Valuation allowance for deferred tax assets	(62,300)	(64,400)

Deferred tax assets, net	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $2.1 million, increased by $9.1 million and decreased by $1.4 million during the years ended December 31, 2010, 2009 and 2008 respectively.

        At December 31, 2010, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $2.8 million, which is not included in the Company's gross or net deferred tax assets, and will be recorded to equity when it has the effect of reducing taxes payable.

        On January 1, 2007, the Company adopted the authoritative guidance for Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions. The Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1995 through 2010 have not been examined and the applicable statutes of limitation have not expire with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of authoritative guidance for Accounting for Uncertainty in Income Taxes, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

        The following table summarizes the activity related to our unrecognized tax benefits for the 2 years ended December 31, 2010 (in thousands):

Unrecognized tax benefits—January 1, 2009	$2,794
Gross decreases—prior year tax positions	(28)
Gross increases—current year tax positions	460
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2009	$3,226
Gross increases—current year tax positions	166
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2010	$3,392

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 17. SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following tables set forth certain Statements of Operations data for each of the eight quarters beginning with the quarter ended March 31, 2009 through the quarter ended December 31, 2010 (in thousands). This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$12,601	$11,657	$9,829	$11,550
Total revenues	15,360	24,419	20,127	20,858
Gross margin on product sales	11,120	8,676	7,330	10,414
Income (loss) from operations	(3,737)	4,228	1,922	1,212
Net income (loss)	(3,827)	4,126	1,891	1,706
Basic net income (loss) per share	$(0.07)	$0.08	$0.04	$0.03
Diluted net income (loss) per share	$(0.07)	$0.08	$0.04	$0.03

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17. SUMMARIZED QUARTERLY DATA (UNAUDITED) (Continued)

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

NOTE 18. SUBSEQUENT EVENTS

Abbott Products

        In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia, this triggered a $48.0 million development milestone from Abbott to the Company, which Abbott Products paid in February 2011.

        Pursuant to a settlement agreement entered into in March 2011, the Company and Abbott Products terminated the license agreement for Gralise. The settlement agreement provided for (i) the transition of Gralise back to Depomed and (ii) a $40.0 million payment to Depomed to be made in March 2011.

Santarus

        In January 2011, the Company achieved the first sales milestone under its agreement with Santarus related to net sales of GLUMETZA reaching $50.0 million for the 13 month period ending January 31, 2011. The sales milestone payment is for $3.0 million and expected to be paid in March 2011.

Boehringer Ingelheim

        In March 2011, the Company entered into a license and service agreement with Boehringer Ingelheim International GMBH (Boehringer Ingelheim) granting Boehringer Ingelheim a license to certain patents related to the Company's Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the terms of the agreement, Boehringer Ingelheim was also granted a right of reference to the New Drug Application covering the Company's Glumetza product and associated data for use in potential regulatory submission processes.

        Under the terms of the agreement, Depomed will receive a $10.0 million upfront license fee, and may receive an additional $2.5 million upon delivery of experimental batches of prototype formulations. The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

        Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by the Company under the agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses will be reimbursed.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2010	$7,859	$14,060	$(50)	$(13,777)	$8,092
Year ended December 31, 2009	3,742	11,284	21	(7,188)	7,859
Year ended December 31, 2008	468	7,355	(525)	(3,556)	3,742

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.