Form 10-Q
period 2011-03-31
DEPOMED INC
filed 2011-05-06
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 3, 2011 was 53,673,167.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$83,850	$22,526
Marketable securities	51,895	47,825
Accounts receivable	6,195	6,094
Receivables from collaborative partners	10,583	253
Inventories	3,465	1,571
Prepaid and other current assets	2,327	1,330
Total current assets	158,315	79,599
Marketable securities, long-term	22,045	6,537
Property and equipment, net	782	698
Other assets	197	197
	$181,339	$87,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	18,788	18,473
Deferred product sales	515	1,041
Deferred license revenue	11,506	10,665
Other current liabilities	443	635
Current portion of long-term debt	1,160	2,170
Total current liabilities	32,412	32,984
Deferred license revenue, non-current portion	23,954	30,926
Other long-term liabilities	—	15
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, no par value, 100,000,000 shares authorized; 53,653,030 and 52,957,787 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	194,404	191,343
Accumulated deficit	(69,489)	(168,306)
Accumulated other comprehensive gain	58	69
Total shareholders’ equity	124,973	23,106
	$181,339	$87,031

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales	$15,311	$12,601
Royalties	165	88
License and collaborative revenue	67,625	2,671
Total revenues	83,101	15,360

Costs and expenses:
Cost of sales	1,635	1,481
Research and development expense	5,154	5,187
Selling, general and administrative expense:
Promotion fee expense	10,262	8,879
Other selling, general and administrative expense	7,241	3,550
Total selling, general and administrative expense	17,503	12,429
Gain on settlement agreement	(40,000)	—
Total costs and expenses	(15,708)	19,097

Income (loss) from operations	98,809	(3,737)

Other income (expense):
Interest and other income	79	94
Interest expense	(69)	(183)
Total other income (expense)	10	(89)

Net income (loss) before income taxes	98,819	(3,826)

Benefit from (provision for) income taxes	(2)	(1)

Net income (loss)	$98,817	$(3,827)

Basic net income (loss) per common share	$1.85	$(0.07)
Diluted net income (loss) per common share	$1.77	$(0.07)

Shares used in computing basic net income (loss) per common share	53,353,287	52,298,726
Shares used in computing diluted net income (loss) per common share	55,754,051	52,298,726

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income (loss)	$98,817	$(3,827)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	149	153
Stock-based compensation	702	545
Changes in assets and liabilities:
Accounts receivable	(10,430)	(1,343)
Inventories	(1,894)	(195)
Other current assets	(998)	(1,449)
Accounts payable and other accrued liabilities	1,498	539
Accrued compensation	(1,390)	(1,331)
Deferred revenue	(6,656)	(2,712)
Net cash provided by (used in) operating activities	79,798	(9,620)

Investing Activities
Purchases of property and equipment	(162)	(49)
Purchases of marketable securities	(31,627)	(32,546)
Maturities of marketable securities	11,991	20,932
Sales of marketable securities	—	2,490
Net cash used in investing activities	(19,798)	(9,173)

Financing Activities
Principal payments on long-term debt	(1,034)	(921)
Proceeds from issuance of common stock	2,358	317
Net cash provided by (used in) financing activities	1,324	(604)

Net increase (decrease) in cash and cash equivalents	61,324	(19,397)
Cash and cash equivalents at beginning of period	22,526	26,821
Cash and cash equivalents at end of period	$83,850	$7,424

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2011 are not necessarily indicative of results to be expected for the entire year ending December 31, 2011 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Reclassifications

Certain reclassifications have been made to the December 31, 2010 balance sheet in order to conform to the Company’s current presentation. The Company has now classified receivables from collaborative partners as a separate line-item on its balance sheet, which was previously included under accounts receivable.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned, and on payments received and services performed under contractual arrangements. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements met certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand-alone value to our customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that we remain obligated to perform services.

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

•                  Proquin®XR: Until the fourth quarter of 2010, the Company sold Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies subject to rights of return six months before product expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR and declining prescription demand for Proquin XR, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $0.5 million at March 31, 2011 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

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

•                  Royalties — Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectability is reasonably assured. Royalties received under the Company’s agreements with Valeant Pharmaceuticals International, Inc. (Valeant) and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

•                  License and Collaborative Arrangements - Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement; (2) consideration earned relates to past performance, and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Recently Issued Accounting Standards

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We elected to adopt this guidance prospectively, effective for our fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on our financial statements and is not expected to have a material impact on our future operating results.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of March 31, 2011 and December 31, 2010 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,816	$—	$—	$3,816
Money market funds	78,034	—	—	78,034
U.S. Treasury securities	2,000	—	—	2,000
Total cash and cash equivalents	$83,850	$—	$—	$83,850

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	13,125	5	—	13,130
U.S. government agency debt securities	22,177	14	—	22,191
U.S. Treasury securities	16,532	42	—	16,574
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	12,054	—	(4)	12,050
U.S. Treasury securities	9,994	2	(1)	9,995
Total available-for-sale securities	$73,882	$63	$(5)	$73,940

Total cash, cash equivalents and marketable securities	$157,732	$63	$(5)	$157,790

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,913	$—	$—	$3,913
Money market funds	17,613	—	—	17,613
U.S. Treasury securities	1,000	—	—	1,000
Total cash and cash equivalents	$22,526	$—	$—	$22,526

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	12,099	4	(2)	12,101
U.S. government agency debt securities	25,667	21	—	25,688
U.S. Treasury securities	10,015	21	—	10,036
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	6,512	25	—	6,537
Total available-for-sale securities	$54,293	$71	$(2)	$54,362

Total cash, cash equivalents and marketable securities	$76,819	$71	$(2)	$76,888

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. financial institutions and, to date has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations.

At March 31, 2011, the Company had seven securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency debt securities	$12,050	$(4)	$—	$—	$12,050	$(4)
U.S. Treasury securities	7,003	(1)	—	—	7,003	(1)
Total available-for-sale	$19,053	$(5)	$—	$—	$19,053	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2011.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$78,034	$—	$—	$78,034
U.S. corporate debt securities	—	13,130	—	13,130
U.S. government agency debt securities	—	34,241	—	34,241
U.S. Treasury securities	—	28,569	—	28,569
Total	$78,034	$75,940	$—	$153,974

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$17,613	$—	$—	$17,613
U.S. corporate debt securities	—	12,101	—	12,101
U.S. government agency debt securities	—	25,688	—	25,688
U.S. Treasury securities	—	17,573	—	17,573
Total	$17,613	$55,362	$—	$72,975

There are no financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus dilutive common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except for per share amounts)
Numerator:
Net income (loss)	$98,817	$(3,827)

Denominator for basic net income (loss) per share	53,353	52,298
Net effect of dilutive common stock equivalents	2,401	—
Denominator for diluted net income (loss) per share	55,754	—

Basic net income (loss) per share	$1.85	$(0.07)
Diluted net income (loss) per share	$1.77	$(0.07)

For the three months ended March 31, 2011 and 2010, 0.5 million and 5.6 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

In November 2008, the Company entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize GraliseTM (gabapentin) for pain indications in the United States, Canada and Mexico. In February 2010, Abbott Laboratories acquired the pharmaceutical business of Solvay and Abbott Products, a subsidiary of Abbott Laboratories, became responsible for the Gralise license agreement with the Company.

In March 2010, Abbott Products submitted an NDA for Gralise to the U.S. Food and Drug Administration (FDA) for the management of postherpetic neuralgia (PHN). In May 2010, the FDA accepted the NDA filing for Gralise, which triggered a $10.0 million milestone payment from Abbott Products which Depomed received in June 2010. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire $10.0 million as revenue in the second quarter of 2010.

In January 2011, Abbott Products received FDA approval of Gralise for the management of PHN, which triggered a $48.0 million development milestone from Abbott Products to the Company, which the Company received in February 2011. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the entire $48.0 million was recognized as license revenue in the first quarter of 2011.

In March 2011, the Company entered into a settlement agreement with Abbott Laboratories which provided for (i) the immediate termination of the Gralise license agreement; (ii) the transition of Gralise back to Depomed; and (iii) a $40.0 million payment to Depomed which the Company received in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay paid the Company a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time the Company’s development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

Boehringer Ingelheim International GMBH

In March 2011, the Company entered into a license and service agreement with Boehringer Ingelheim International GMBH (Boehringer Ingelheim) granting Boehringer Ingelheim a license to certain patents related to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the terms of the agreement, Boehringer Ingelheim was also granted a right of reference to the New Drug Application covering the Company’s Glumetza product and associated data for use in potential regulatory submission processes.

In connection with the license and service agreement, the Company received an upfront payment of $10.0 million less applicable withholding taxes of approximately $1.6 million, for a net receipt of approximately $8.4 million in April 2011. The Company expects to receive the remaining $1.6 million of taxes previously withheld directly from German tax authorities by the end of the third quarter of 2011.

The $10.0 million upfront fee is being amortized ratably through October 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. The Company recognized approximately $1.0 million of revenue associated with this upfront license fee during the three months ended March 31, 2011. The remaining deferred revenue balance is $9.0 million at March 31, 2011.

Under the terms of the agreement, the Company may receive an additional $2.5 million upon delivery of experimental batches of prototype formulations that meet certain specification. The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended March 31, 2011.

Santarus, Inc.

Under the Company’s promotion agreement with Santarus, Inc. (Santarus) originally entered into in July 2008, Santarus has exclusive rights to promote Glumetza in the United States. Santarus began promotion of Glumetza in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company continues to record revenue from the sales of Glumetza product, and starting in October 2008, began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of Glumetza product in the United States. The promotion fee was reduced to 75% of gross margin beginning in the fourth quarter of 2010. For the three months ended March 31, 2011 and 2010, the Company recognized $10.3 million and $8.9 million, respectively, in promotion fee expense under the agreement, which is classified within selling, general and administrative expense.

The Company is also entitled to receive sales milestones payments from Santarus totaling up to $16.0 million, based on achieving certain levels of net product sales of Glumetza. In January 2011, the Company achieved the first of these sales milestones related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011. As the milestone was achieved and related to past performance the entire $3.0 million was recognized in its entirety as milestone revenue in the first quarter of 2011.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010 respectively.

As of March 31, 2011, the outstanding balance under the facility was $1.2 million, and the unamortized portion of the debt issuance costs was approximately $0.1 million. The credit facility is expected to be fully repaid by July 2011.

The obligations of the Company under the loan agreement are secured by interests in all of the Company’s personal property, and proceeds from any intellectual property, but not by the Company’s intellectual property.

The credit facility contains affirmative and negative covenants with which the Company must comply, and imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of March 31, 2011.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010

Cost of sales	$19	$3
Research and development expense	155	166
Selling, general and administrative expense	528	376
Total	$702	$545

At March 31, 2011, the Company had $3.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 1.9 years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$98,817	$(3,827)
Unrealized (loss) on available-for-sale securities	(11)	—
Total comprehensive income (loss)	$98,806	$(3,827)

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s GLUMETZA and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$73	$74
Work-in-process	—	202
Finished goods	3,371	1,254
Deferred costs	21	41
Total	$3,465	$1,571

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable	$464	$1,655
Accrued compensation	1,248	2,638
Accrued clinical trial expense	905	307
Accrued rebates and sales discounts	2,973	2,625
Allowance for product returns	5,859	5,355
Accrued promotion fee	3,348	2,490
Other accrued liabilities	3,991	3,403
Total accounts payable and accrued liabilities	$18,788	$18,473

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2011, employees and consultants exercised options to purchase 695,243 shares of the Company’s common stock with net proceeds to the Company of approximately $2.4 million.

NOTE 11.  INCOME TAXES

As of December 31, 2010 and March 31, 2011, the Company had $3.4 million of unrecognized tax benefits, which is netted against deferred tax assets and the remainder is fully offset by a valuation allowance.  All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any new items impacting the current year operations.

NOTE 12. SUBSEQUENT EVENTS

Carl A. Pelzel Separation Agreement

In April 2011, the Company entered into a separation agreement and release with Carl A. Pelzel, the Company’s former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Pelzel will be paid $520,000, which is equivalent to one year of his base salary.  Payments are being made over one year, and will be reduced dollar-for-dollar by any compensation Mr. Pelzel receives in connection with employment (or full-time consulting) by another employer (or third party).  The Company will also pay Mr. Pelzel’s health and dental insurance COBRA premiums for up to 18 months following his separation from the Company.  The separation agreement further provides for three months’ accelerated vesting of Mr. Pelzel’s options to purchase the Company’s common stock, and a release of claims in favor of the Company. The Company expects to record a one-time severance charge of approximately $1.0 million in the second quarter of 2011 with respect to this separation agreement, consisting of approximately $0.4 million in stock-based compensation related to the accelerated vesting of Mr. Pelzel’s awards and approximately $0.6 million of severance expense related to future payments and health care benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  our ability to successfully prepare for and launch GraliseTM (gabapentin), our product for the management of postherpetic neuralgia that was transferred to us in March 2011 from our former licensee, Abbott Products Inc. (a wholly-owned subsidiary of Abbott Laboratories, or Abbott Products);

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

•                  our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the United States;

•                  the results of our research and development efforts;

•                  submission, acceptance and approval of regulatory filings;

•                  our need for, and ability to raise, additional capital;

•                  our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies. In January 2011, the U.S. Food and Drug Administration (FDA) approved Gralise (gabapentin) once-daily tablets for the management of postherpetic neuralgia. In March 2011, we and our former licensee, Abbott Products, terminated our Gralise exclusive license agreement and the rights to Gralise reverted back to us. We intend to commercialize Gralise on our own or with the assistance of a promotion partner or licensee.

In October 2009, we announced the results of our Breeze 1 and Breeze 2 clinical trials for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes. The higher dose formulation of Serada evaluated in the studies met five of eight co-primary endpoints across the two studies, while the lower dose formulation evaluated met four of eight co primary endpoints. In August 2010, we commenced one additional Phase 3 clinical trial evaluating Serada for menopausal hot flashes, known as Breeze 3, after reaching an agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3. In March 2011, we completed enrollment in Breeze 3.

We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as women’s health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Third, we enter into collaborative partnerships with other companies where our technology can add value to a partner’s product candidate. Our license and development arrangements with Covidien, Janssen Pharmaceutica N.V. (Janssen), and Boehringer Ingelheim International GMBH (Boehringer Ingelheim) and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

In addition to Gralise, we have developed two other products which have been approved by the FDA. Glumetza (metformin hydrochloride extended-release tablets) is a once-daily treatment for adults with type 2 diabetes that we commercialize in the United States with Santarus. Proquin® XR (ciprofloxacin hydrochloride) is a once-daily treatment for uncomplicated urinary tract infections that we no longer manufacture or market.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

Product	Indication	Status

Serada®	Menopausal hot flashes

Two Phase 3 studies completed (Breeze 1 and Breeze 2).
One additional Phase 3 study (Breeze 3) initiated in August 2010.
Enrollment completed in March 2011.
Top-Line results expected in the fourth quarter of 2011.

DM-1992	Parkinson’s disease	Second Phase 1 study completed in February 2011.

DM-3458	Gastroesophageal reflux disease	Proof of concept studies completed.

Approved Products*

Product	Indication	Status

GLUMETZA®	Type 2 diabetes	Currently sold in the United States and Canada. Co-promoted in the United States with Santarus. Canadian rights held by Valeant.

GraliseTM	Postherpetic neuralgia	Approved by the FDA in January 2011. Commercial launch expected in late 2011.

*                 We also developed Proquin XR (ciprofloxacin hydrochloride) extended-release tablets, a product approved for marketing in the United States for the treatment of uncomplicated urinary tract infections. We no longer manufacture or market this product.

Significant Developments and Highlights for the Quarter Ended March 31, 2011

•                  In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia, which triggered a $48.0 million development milestone from Abbott that we received in February 2011.

•                  In January 2011, we resumed supply of the 500mg Glumetza.

•                  In February 2011, we completed our Phase 1 trial of DM-1992 for Parkinson’s Disease.

•                  In March 2011, we completed enrollment of our Breeze 3 clinical trial for Serada for the treatment of menopausal hot flashes.

•                  In March 2011, the Company received a $3.0 million sales milestone payment from Santarus, as we achieved the first sales milestone under the agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011.

•                  In March 2011, the Company and Abbott Products terminated the license agreement for Gralise, which provided for the transition of Gralise back to Depomed, and a $40.0 million payment to Depomed, which we received in March 2011.

•                  In March 2011, we entered into a license and service agreement with Boehringer Ingelheim granting Boehringer a license to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. In connection with the license and service arrangement, Boehringer agreed to pay a $10.0 million upfront license fee.

•                  Revenue for the three months ended March 31, 2011 was $83.1 million, compared to $15.4 million for the three months ended March 31, 2010.

•                  Cash, cash equivalents and marketable securities were $157.8 million as of March 31, 2011, compared to $76.9 million as of December 31, 2010.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

GraliseTM (gabapentin) tablets for the Management of Postherpetic Neuralgia

We are currently engaged in preparation, commercial manufacturing and a build-up of our commercial infrastructure in order to launch Gralise in 2011. We intend to launch Gralise on our own or with the assistance of a promotion partner or licensee.

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

Pursuant to a settlement agreement entered into in March 2011, we and Abbott Products terminated our license agreement for Gralise. The settlement agreement provided for (i) the transition of Gralise back to Depomed and (ii) a $40.0 million payment to Depomed which we received in March 2011. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

Serada® for Menopausal Hot Flashes

Phase 3 Study-Breeze 3 Clinical Trial.   In August 2010, we reached agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design and analysis of Breeze 3, our ongoing Phase 3 clinical trial evaluating Serada for menopausal hot flashes. An SPA is an agreement with the FDA that a proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support a product candidate’s regulatory approval.

We began enrollment in Breeze 3 in August 2010 and completed enrollment in March 2011. Breeze 3 is expected to be completed by the end of the third quarter of 2011, with top-line results expected to be reported in the fourth quarter of 2011.

Study Design.  Breeze 3 is a randomized, double-blind, placebo-controlled study of up to 600 patients. Patients are randomized into one of two treatment arms, with patients receiving either placebo or a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. The co-primary efficacy endpoints in the study are reductions in the mean frequency of moderate-to-severe hot flashes, and the average severity of hot flashes, measured after four and 12 weeks of stable treatment. As in the prior Breeze 1 trial, the treatment duration of the study is 24 weeks, to address the FDA’s view that an effective drug should also show statistically significant persistence of efficacy at 24 weeks. The trial also includes a responder analysis to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

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

Boehringer Ingelheim

In March 2011, we entered into a license and service agreement with Boehringer Ingelheim granting Boehringer Ingelheim a license to certain patents related our Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes.

In connection with the license and service agreement, we received the upfront license payment of $10.0 million less applicable withholding taxes of approximately $1.6 million, for a net receipt of approximately $8.4 million in April 2011. We expect to receive the remaining $1.6 million of taxes previously withheld directly from German tax authorities by the end of the third quarter of 2011.

We are also eligible to receive an additional $2.5 million upon delivery of experimental batches of prototype formulations that meet certain specifications, and may receive additional milestone payments based on regulatory filings and approval events, as well as royalties on worldwide net sales of products.

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by the Company under the agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses will be reimbursed.

Santarus, Inc.

Pursuant to our promotion agreement with Santarus in July 2008 and letter agreement with Santarus in October 2010, the Company received a $3.0 million sales milestone payment from Santarus in March 2011, as we achieved the first sales milestone under the agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 months ended January 31, 2011.

DM-1992 for Parkinson’s Disease

In September 2010, we initiated our second pharmacokinetic-pharmacodynamic Phase 1 study for the DM-1992 program. The second Phase 1 trial in DM-1992 was a randomized, open-label crossover study that enrolled 16 patients with stable Parkinson’s disease at two leading neurology centers in Russia. The objective of the study was to compare the pharmacokinetics-pharmacodynamics of two distinct twice-daily formulations of DM-1992 and a generic version of Sinemet CR sustained-release levodopa/carbidopa dosed three-times daily, as well as the safety and tolerability of the formulations. Patients in the trial received a full day’s dose of each of the three treatments being studied, two doses of each DM-1992 (460mg levodopa and 150mg carbidopa per dose) twelve hours apart, and three doses of generic levodopa/carbidopa over a 12 hour period (200mg of levodopa and 50mg of carbidopa per dose). During the 24 hour period following administration of each treatment, blood samples were drawn and a standard finger tapping test was given to assess efficacy.

In February 2011, we completed the second Phase 1 study. Both formulations are projected at steady state to consistently maintain levodopa blood levels above the efficacious threshold of 300ng/mL for 24 hours, as mean levodopa blood levels after 24 hours exceeded 300ng/mL.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2010 Annual Report on Form 10-K with the Securities and Exchange Commission on March 16, 2011. For a description of our critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
Product sales:
Glumetza	$15,297	$12,545
Proquin XR	14	56
Total product sales	15,311	12,601

Royalties:
Glumetza	165	88

License and collaborative revenue:
Gralise	60,593	1,561
Glumetza	3,635	626
Boehringer Ingelheim	1,094	—
Covidien	—	458
Janssen	2,250	—
Proquin XR (EU)	—	26
DM-1992	53	—
Total license and collaborative revenue:	67,625	2,671

Total revenues	$83,101	$15,360

Product sales

Glumetza. The increase in Glumetza product sales in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily driven by price increases as well as increased penetration of the 1000mg Glumetza in the branded metformin prescription market. This was partially offset by lower shipments of the 500mg Glumetza resulting from the 500mg Glumetza recall in 2010. We temporarily suspended product shipments of 500mg Glumetza product in June 2010 and did not resume shipments until January 2011.  The 1000mg Glumetza product was not subject to the recall.

Product sales for Glumetza relative to its current runrate will depend in part on the success of product promotion efforts and any price adjustments.

Royalties

Glumetza. Glumetza royalties relate to royalties we received from Valeant Pharmaceuticals International, Inc. (Valeant), based on net sales of Glumetza in Canada and royalties we received from LG based on net sales of LG’s version of Glumetza, Novamet GR, in Korea. We began receiving royalties from Valeant in the first quarter of 2006 and from LG in the first quarter of 2007.

License and collaborative revenue

Gralise. In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia, which triggered a $48.0 million development milestone from Abbott to us, which we received in February 2011. Because the milestone was substantive in nature, achieved and based on past performance, the entire $48.0 million was recognized as license revenue in the first quarter of 2011.

Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay paid the Company a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time the Company’s development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

Glumetza. Glumetza license revenue increased during the three months ended March 31, 2011 as a result of recognition of a $3.0 million sales milestone under the Santarus agreement. In January 2011, we achieved the first sales milestone under its agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011, which triggered a milestone payment of $3.0 million, which we received in March 2011.  As the milestone was achieved and related to past performance the entire $3.0 million was recognized as milestone revenue in the first quarter of 2011.

Glumetza license revenue for the three months ended March 2011 and 2010 also consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

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

Boehringer Ingelheim.  Under our license and services agreement with Boehringer Ingelheim entered into in March 2011, Boehringer Ingelheim paid the Company a $10.0 million upfront license fee which we received in April 2011, less applicable withholding taxes of approximately $1.5 million, for a net receipt of approximately $8.5 million. We expect to receive a refund payment from the German government in the third quarter of 2011 with respect to the withholding taxes previously withheld. The $10.0 million is being amortized ratably through October 2011, which is the estimated length of time we are obligated to perform formulation work under the agreements. We recognized approximately $1.0 million of revenue associated with this upfront license fee during the three months ended March 31, 2011.

We are also responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended March 31, 2011.

Janssen.  In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to the Company’s Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreements. We recognized approximately $1.9 million of revenue associated with this upfront license fee during the three months ended March 31, 2011.

We also entered into a service agreement with Janssen under which we provide formulation work for Janssen and are reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.3 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended March 31, 2011.

All formulation work under the agreement was complete at March 31, 2011 and there is no remaining deferred revenue at March 31, 2011.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Glumetza and Proquin XR. Total cost of sales for the three months ended March 31, 2011, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$1,635	$1,481

Cost of sales also increased in 2011 as a result of an increase in 1000mg Glumetza product sales partially offset by lower shipments of the 500mg Glumetza.

The costs of manufacturing associated with deferred revenue on Proquin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

Gain on Settlement with Abbott Products

In March 2011, we entered into a settlement agreement with Abbott Products which provided for (i) the immediate termination of the parties’ license agreement; (ii) the transition of Gralise back to us; and (iii) a $40.0 million payment from Abbott to us made in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

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

Total research and development expense for the three months ended March 31, 2011 as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development expense	$5,154	$5,187
Dollar change from prior year	(33)
Percentage change from prior year	(1)%

The slight decrease in research and development expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to reductions in research and development expense for Gralise, which received FDA approval in the first quarter of 2011 partially offset by higher clinical research organization costs associated with our ongoing Breeze 3 Phase 3 clinical trial for Serada.

We expect to continue to incur significant research and development expenses resulting from the progress of Breeze 3, which is expected to be completed in the fourth quarter of 2011.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects in our product pipeline.

	Three Months Ended March 31,
(In thousands)	2011	2010
Gralise	$—	$1,377
Serada	3,253	1,948
Other projects	1,901	1,862
Total research and development expense	$5,154	$5,187

Selling, General and Administrative Expense

Selling, general and administrative expense primarily consists of personnel expenses to support our administrative and operating activities, marketing and promotion expenses associated with Gralise, Glumetza and Proquin XR, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expense, as compared to the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expense:
Promotion fee expense	$10,262	$8,879
Other selling, general and administrative expense	7,241	3,550
Total selling, general and administrative expense	$17,503	$12,429
Dollar change from prior year	5,074
Percentage change from prior year	41%

The increase in selling, general and administrative expense was primarily due to increased market research costs and commercial infrastructure costs related to the anticipated launch of Gralise in late 2011, an increase in Glumetza promotion fees to Santarus which was driven by an increase in Glumetza product sales, and increased legal expenses due to our mediation and settlement with Abbott Products and ongoing Lupin litigation with respect to Glumetza. We expect to selling, general and administrative expense to increase as we continue to build out our commercial infrastructure costs in anticipation for a product launch of Gralise.

Interest Income and Expense

	Three Months Ended March 31,
(in thousands)	2011	2010
Interest and other income	$79	$94
Interest expense	(69)	(183)
Net interest income (expense)	10	(89)

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	March 31, 2011	December 31, 2010
Cash, cash equivalents and marketable securities	$157,790	$76,888

In February 2011, we received a $48.0 million development milestone payment from Abbott Products related to the FDA approval of Gralise for the treatment of postherpetic neuralgia.

In March 2011, the Company and Abbott Products entered into a settlement agreement providing for the termination of the license agreement for Gralise and a $40.0 million payment to Depomed, which the Company received in March 2011.

Since inception through March 31, 2011, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of March 31, 2011, the entire outstanding balance on the credit facility was $1.2 million at an interest rate of 11.59%. We expect the credit facility will be fully repaid by July 2011.

Our obligations under the loan agreement are secured by interests in all of our personal property, and proceeds from any intellectual property, but not by our intellectual property.  The loan agreement contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants with which we must comply.  The loan agreement imposes restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities.  As of March 31, 2011, we were in compliance with such covenants. The loan agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the loan agreement and related documents, defaults in certain other indebtedness and certain other events.  Upon an event of default, the principal amount of the loan may become due immediately.

As of March 31, 2011, we have accumulated net losses of $69.5 million. We may incur operating losses for the remainder of 2011. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2012. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We currently do not have any other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•          delay, postpone or terminate clinical trials;

•          significantly curtail commercialization of our marketed products or other operations; and/or

•          obtain funds through entering into collaboration agreements on unattractive terms.

The inability to raise any additional capital required to fund our operations could have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2011 was approximately $79.8 million, compared to cash used in operating activities of approximately $9.6 million for the three months ended March 31, 2010. Cash provided by operating activities for the three months ended March 31, 2011 was primarily as a result of the $48.0 million milestone payment and $40 million termination fee received from Abbott Products during the first quarter of 2011. Cash used in operating activities during the three months ended March 31, 2010 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2011 was approximately $19.8 million and consisted primarily of a net increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott during the first quarter of 2011. Net cash used in investing activities during the three months ended March 31, 2010 was approximately $9.2 million and consisted primarily of a net increase in marketable securities as a result of a shift in purchasing slightly longer term securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2011 was approximately $1.3 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility. Cash used in financing activities during the three months ended March 31, 2010 was approximately $0.6 million and consisted of repayments of principal on our credit facility offset by proceeds from employee and consultant option exercises.

Contractual Obligations

As of March 31, 2011, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	Total
Operating leases	$1,408	$67	$1,475
Principal on debt	1,209	—	1,209
Interest on debt	27	—	27
Purchase commitments	3,659	—	3,659
	$6,303	$67	$6,370

At March 31, 2011, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.3 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg Glumetza, $1.3 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, and $0.1 million under our supply agreement with Farmhispania, S.A., for the supply of metformin hydrochloride. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The FDA has granted Gralise Orphan Drug designation for the management of PHN based on the size of the PHN population and the reduced incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Subsequent to the FDA’s approval of Gralise, we were informed additional submissions or evidence to demonstrate the clinical superiority of Gralise based on improved safety will be required to be provided to the FDA in order to obtain a seven-year period of orphan exclusivity in PHN. If we obtain the orphan exclusivity, the FDA may not approve another application to market the same drug for the same indication until January 2018, except in very limited circumstances.

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

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin for infringement of U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340 listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of the 500mg and 1000mg strengths of Glumetza prior to the expiration date of the asserted patents. We commenced the lawsuit against Lupin within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires in May 2012. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Glumetza prior to resolution of the litigation.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three months ended March 31, 2011, we recorded total revenues of $83.1 million and for the years ended December 31, 2010, 2009 and 2008, we recorded total revenues of $80.8 million, $57.7 million, and $34.8 million, respectively. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in the Company reaching profitability in the first quarter of 2011 and for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.0 million and $15.3 million, respectively. We may incur operating losses for the remainder of 2011. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

We entered into a $15.0 million credit facility with Oxford Finance Corporation and General Electric Capital Corporation in June 2008.  We have drawn $9.4 million under the facility and will not make any further draws under the facility. As of March 31, 2011, we have $1.2 million of principal outstanding under the facility. The credit facility is secured by a pledge of all of our assets other than intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions.  Any future debt financing we enter into may involve similar or more restrictive covenants affecting our operations.  Our borrowings under the credit facility or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position and significantly harm our business.

Our existing resources may not be sufficient to fund our operations until such time as we may be able to consistently generate sufficient revenues to support our operations.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to consistently support our operations.  We currently do not have any committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, in order to continue our development programs, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act.  Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.  An NDA for Serada would also rely in part on the FDA’s prior approval of Neurontin®.

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

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA.  Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG), the FDA, and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained.  A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the OIG, the FDA, and DOJ allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products.  If the OIG or the FDA takes the position that we are not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

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

Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for postherpetic pain, fibromyalgia, diabetic nerve pain and for adjunctive therapy for epileptic seizures. In April 2011, GlaxoSmithKline and Xenoport, Inc.’s HorizantTM (gabapentin enacarbil extended-release tablets) received FDA approval in the United States for restless leg syndrome.

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

Our success is dependent in large part upon the continued services of our President and Chief Executive Officer, James A. Schoeneck, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Mr. Schoeneck or any of our other executive officers that provide for their continued employment with us.  We may have difficulty filling open senior scientific, financial and commercial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards.  As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in and may in the future result in increased general and administrative expenses and a diversion of management time and attention to compliance activities.  We also expect these developments to increase our legal compliance and financial reporting costs.  In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  Moreover, we may be unable to comply with these new rules and regulations on a timely basis.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             RESERVED

Not applicable.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6.                             EXHIBITS

(a)	Exhibits
	10.1	Offer Letter between the Company and James. A. Schoeneck
	10.2	Separation Agreement and Release between the Company and Carl A. Pelzel
	10.3	Management Continuity Agreement between the Company and James A. Schoeneck
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Tammy L. Cameron
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance