Form 10-Q
period 2011-06-30
DEPOMED INC
filed 2011-08-02
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 1, 2011 was 55,362,918.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$36,311	$22,526
Marketable securities	77,522	47,825
Accounts receivable	7,360	6,094
Receivables from collaborative partners	584	253
Inventories	5,014	1,571
Prepaid and other current assets	2,918	1,330
Total current assets	129,709	79,599
Marketable securities, long-term	50,377	6,537
Property and equipment, net	994	698
Other assets	181	197
	$181,261	$87,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,522	$18,473
Deferred product sales	420	1,041
Deferred license revenue	7,647	10,665
Other current liabilities	404	635
Current portion of long-term debt	121	2,170
Total current liabilities	32,114	32,984
Deferred license revenue, non-current portion	23,328	30,926
Other long-term liabilities	—	15
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, no par value, 100,000,000 shares authorized; 55,339,962 and 52,957,787 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	200,831	191,343
Accumulated deficit	(75,167)	(168,306)
Accumulated other comprehensive gain	155	69
Total shareholders’ equity	125,819	23,106
	$181,261	$87,031

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$16,153	$11,657	$31,464	$24,257
Royalties	67	91	232	179
License and collaborative revenue	4,998	12,671	72,623	15,342
Total revenues	21,218	24,419	104,319	39,778

Costs and expenses:
Cost of sales	2,140	2,981	3,775	4,462
Research and development expense	4,043	4,570	9,197	9,758
Selling, general and administrative expense:
Promotion fee expense	11,055	8,099	21,317	16,978
Other selling, general and administrative expense	9,976	4,541	17,216	8,091
Total selling, general and administrative expense	21,031	12,640	38,533	25,069
Gain on settlement agreement	—	—	(40,000)	—
Total costs and expenses	27,214	20,191	11,505	39,289

Income (loss) from operations	(5,996)	4,228	92,814	489

Other income (expense):
Interest and other income	357	56	436	150
Interest expense	(39)	(157)	(109)	(340)
Total other income (expense)	318	(101)	327	(190)

Net income (loss) before income taxes	(5,678)	4,127	93,141	299

Provision for income taxes	(1)	(1)	(3)	(2)

Net income (loss)	$(5,679)	$4,126	$93,138	$297

Basic net income (loss) per common share	$(0.11)	$0.08	$1.73	$0.01
Diluted net income (loss) per common share	$(0.11)	$0.08	$1.67	$0.01

Shares used in computing basic net income (loss) per common share	54,056,064	52,436,681	53,706,617	52,368,085
Shares used in computing diluted net income (loss) per common share	54,056,064	53,103,623	55,883,346	52,918,507

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$93,138	$297
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	123	210
Loss on disposal of property and equipment	—	46
Stock-based compensation	1,867	1,061
Changes in assets and liabilities:
Accounts receivable	(1,597)	473
Inventories	(3,443)	1,089
Prepaid and other assets	(1,572)	(381)
Accounts payable and other accrued liabilities	4,074	(58)
Accrued compensation	729	(985)
Deferred revenue	(11,235)	(5,395)
Net cash provided by (used in) operating activities	82,084	(3,643)

Investing Activities
Purchases of property and equipment	(444)	(58)
Purchases of marketable securities	(94,777)	(38,579)
Maturities of marketable securities	21,399	34,490
Sales of marketable securities	—	4,482
Net cash provided by (used in) investing activities	(73,822)	335

Financing Activities
Principal payments on long-term debt	(2,098)	(1,867)
Proceeds from issuance of common stock	7,621	599
Net cash provided by (used in) financing activities	5,523	(1,268)

Net increase (decrease) in cash and cash equivalents	13,785	(4,576)
Cash and cash equivalents at beginning of period	22,526	26,821
Cash and cash equivalents at end of period	$36,311	$22,245

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2011 are not necessarily indicative of results to be expected for the entire year ending December 31, 2011 or future operating periods.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned, and on payments received and services performed under contractual arrangements. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements met certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand-alone value to the Company’s customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that we remain obligated to perform services.

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

•                  Proquin®XR: Until the fourth quarter of 2010, the Company sold Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies subject to rights of return six months before product expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR and declining prescription demand for Proquin XR, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $0.4 million at June 30, 2011 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s future operating results.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of June 30, 2011 and December 31, 2010 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,990	$—	$—	$4,990
Money market funds	31,321	—	—	31,321
Total cash and cash equivalents	$36,311	$—	$—	$36,311

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	15,403	5	(1)	15,407
U.S. government agency debt securities	16,191	7	—	16,198
U.S. Treasury securities	45,852	558	(493)	45,917
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	20,101	21	(1)	20,121
U.S. Treasury securities	30,197	59	—	30,256
Total available-for-sale securities	$127,744	$650	$(495)	$127,899

Total cash, cash equivalents and marketable securities	$164,055	$650	$(495)	$164,210

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,913	$—	$—	$3,913
Money market funds	17,613	—	—	17,613
U.S. Treasury securities	1,000	—	—	1,000
Total cash and cash equivalents	$22,526	$—	$—	$22,526

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	12,099	4	(2)	12,101
U.S. government agency debt securities	25,667	21	—	25,688
U.S. Treasury securities	10,015	21	—	10,036
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	6,512	25	—	6,537
Total available-for-sale securities	$54,293	$71	$(2)	$54,362

Total cash, cash equivalents and marketable securities	$76,819	$71	$(2)	$76,888

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

At June 30, 2011, the Company had eight securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$4,067	$(1)	—	—	$4,067	$(1)
U.S. government agency debt securities	11,032	(1)	—	—	11,032	(1)
U.S. Treasury securities	1,512	(493)	—	—	1,512	(493)
Total available-for-sale	$16,611	$(495)	$—	$—	$16,611	$(495)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2011.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$31,321	$—	$—	31,321
U.S. corporate debt securities	—	15,407	—	15,407
U.S. government agency debt securities	—	36,319	—	36,319
U.S. Treasury securities	—	76,173	—	76,173
Total	$31,321	$127,899	$—	$159,220

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

There are no financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2011	2010	2011	2010
Numerator:
Net income (loss)	$(5,679)	$4,126	$93,138	$297

Denominator for basic net income (loss) per share	54,056	52,437	53,707	52,368
Net effect of dilutive common stock equivalents	—	667	2,176	550
Denominator for diluted net income (loss) per share:	54,056	53,104	55,883	52,918

Basic net income (loss) per share	$(0.11)	$0.08	$1.73	$0.01
Diluted net income (loss) per share	$(0.11)	$0.08	$1.67	$0.01

For the three and six months ended June 30, 2011, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 4.0 million and 0.8 million, respectively. For the three and six months ended June 30, 2010, 3.2 million and 3.7 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Ventiv Commercial Services, LLC

In June 2011, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv’s outsourced sales business, will provide sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom will be employees of Ventiv.  Members of sales management will be Company employees.

Under the terms of the agreement, the Company will pay Ventiv an upfront implementation fee and agreed upon fixed monthly management fee, which is subject to adjustment based on actual staffing levels.  During the term of the agreement, a portion of Ventiv’s monthly management fee will be subject to payment by the Company only to the extent that specified performance objectives are met.  The Company will also pay certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily include bonuses, travel costs and certain administrative expenses. The Company incurred $0.9 million of expense associated with the upfront implementation fee during the three and six months ended June 30, 2011.

The agreement will expire on the second anniversary of the date on which sales representatives hired by Ventiv are deployed. The agreement is subject to early termination under certain circumstances and may be terminated by either party upon advance notice after the first anniversary of the deployment date.

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

In connection with the license and service agreement, the Company received an upfront payment of $10.0 million less applicable withholding taxes of approximately $1.5 million, for a net receipt of approximately $8.5 million in April 2011. The Company received the remaining $1.5 million of taxes previously withheld directly from German tax authorities in June 2011.

The $10.0 million upfront fee is being amortized ratably through October 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. The Company recognized approximately $3.9 million and $4.9 million of revenue associated with this upfront license fee during the three and six months ended June 30, 2011, respectively. The remaining deferred revenue balance is $5.1 million at June 30, 2011.

Under the terms of the agreement, the Company may receive an additional $2.5 million upon delivery of experimental batches of prototype formulations that meet certain specification. The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.5 million and $0.6 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2011, respectively.

Santarus, Inc.

Under the Company’s promotion agreement with Santarus, Inc. (Santarus) originally entered into in July 2008, Santarus has exclusive rights to promote Glumetza in the United States. Santarus began promotion of Glumetza in October 2008. Santarus is required to meet certain minimum promotion obligations during the term of the agreement, and is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures. The Company continues to record revenue from the sales of Glumetza product, and starting in October 2008, began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of Glumetza product in the United States. The promotion fee was reduced to 75% of gross margin beginning in the fourth quarter of 2010. For the three and six months ended June 30, 2011, the Company recognized $11.1 million and $21.3 million, respectively, in promotion fee expense under the agreement, which is classified within selling, general and administrative expense. For the three and six months ended June 30, 2010, the Company recognized $8.1 million and $17.0 million, respectively, in promotion fee expense under the agreement.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was approximately $25,000  and $81,000 for the three and six months ended June 30, 2011, respectively.

As of June 30, 2011, the outstanding balance under the facility was approximately $147,000, and the unamortized portion of the debt issuance costs was approximately $33,000. The credit facility was fully repaid in July 2011.

The obligations of the Company under the loan agreement was secured by interests in all of the Company’s personal property, and proceeds from any intellectual property, but not by the Company’s intellectual property.

The credit facility contained affirmative and negative covenants with which the Company was required to comply with, and imposed restrictions with regards to additional indebtedness, liens, various fundamental changes (including mergers and acquisitions), payments, investments, transactions with affiliates, and other limitations customary in secured credit facilities. The Company was in compliance with such covenants as of June 30, 2011.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of sales	$14	$3	$33	$6
Research and development expense	156	143	311	309
Selling, general and administrative expense	995	371	1,523	746
Total	$1,165	$517	$1,867	$1,061

For the three and six months ended June 30, 2011, the Company recognized approximately $0.4 million in stock-compensation expense associated with the accelerated vesting of stock options in connection with a separation agreement and release with Carl A. Pelzel, the Company’s former President and Chief Executive Officer. See Note 11 for further information with regards to the separation agreement and release.

At June 30, 2011, the Company had $5.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.3years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(5,679)	$4,126	$93,138	$297
Unrealized gain on available-for-sale securities	97	46	86	47
Total comprehensive income (loss)	$(5,582)	$4,172	$93,224	$344

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s Glumetza, Gralise and Proquin XR products. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$1,082	$74
Work-in-process	137	202
Finished goods	3,778	1,254
Deferred costs	17	41
Total	$5,014	$1,571

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts payable	$2,246	$1,655
Accrued compensation	3,367	2,638
Accrued clinical trial expense	793	307
Accrued rebates and sales discounts	2,823	2,625
Allowance for product returns	6,410	5,355
Accrued promotion fee	4,269	2,490
Other accrued liabilities	3,614	3,403
Total accounts payable and accrued liabilities	$23,522	$18,473

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2011, employees and consultants exercised options to purchase 1,617,010 and 2,312,253 shares of the Company’s common stock with net proceeds to the Company of approximately $5.0 million and $7.3 million, respectively.

Employee Stock Purchase Plan

In May 2011, the Company sold 69,922 shares under the ESPP. The shares were purchased at a weighted average purchase price of $4.37 per share with proceeds of approximately $0.3 million.

NOTE 11.  RELATED PARTY TRANSACTIONS

Carl A. Pelzel

In April 2011, the Company entered into a separation agreement and release with Carl A. Pelzel, the Company’s former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Pelzel is being paid $520,000, which is equivalent to one year of his base salary.  Payments are being made over one year, and will be reduced dollar-for-dollar by any compensation Mr. Pelzel receives in connection with employment (or full-time consulting) by another employer (or third party).  The Company is also paying Mr. Pelzel’s health and dental insurance COBRA premiums for up to 18 months following his separation from the Company.  The separation agreement further provides for three months’ accelerated vesting of Mr. Pelzel’s options to purchase the Company’s common stock, and a release of claims in favor of the Company.  The Company incurred a one-time severance charge of approximately $1.0 million in the second quarter of 2011 with respect to this separation agreement, consisting of approximately $0.4 million in stock-based compensation related to the accelerated vesting of Mr. Pelzel’s awards and approximately $0.6 million of severance expense related to future payments and health care benefits.

NOTE 12.  INCOME TAXES

As of December 31, 2010 and June 30, 2011, the Company had $3.4 million and $3.5 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any new items impacting the current year operations.

NOTE 13. LEASE AMENDMENTS

In June 2011, the Company entered into amendments to its existing leases for the Company’s premises located at 1330 and 1360 O’Brien Drive, Menlo Park, California, consisting of approximately 46,000 rentable square feet.  The lease amendments extend the term of the existing leases for twelve months, from February 1, 2012 through January 31, 2013.  All material provisions of the leases remain the same, except that the Company may not extend either of the lease terms. The lease for the Company’s premises located at 1430 O’Brien Drive, consisting of approximately 9,000 rentable square feet, was not amended by the lease amendments, and has a term through January 31, 2012.

NOTE 14. SUBSEQUENT EVENTS

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into an agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The Company received an upfront license fee of $0.9 million and will receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

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

•                  the commercial success and market acceptance of Gralise and our own efforts, or those of Ventiv or of any future commercialization partner, with respect to the commercialization of Gralise;

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

•                  the results of our ongoing litigation against Lupin Limited (Lupin)  and Sun Pharmaceuticals related to their respective abbreviated New Drug Applications (ANDAs) to market generic Glumetza in the United States;

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

Two Phase 3 studies completed (Breeze 1 and Breeze 2).

One additional Phase 3 study (Breeze 3) initiated in August 2010.

Enrollment completed in March 2011.

Top-Line results expected in the fourth quarter of 2011.

DM-1992	Parkinson’s disease	Second Phase 1 study completed in February 2011.

Commercialized Products*

Product	Indication	Status

Glumetza®	Type 2 diabetes	Currently sold in the United States and Canada. Co-promoted in the United States with Santarus. Canadian rights held by Valeant.

GraliseTM	Postherpetic neuralgia	Approved by the FDA in January 2011. Commercial launch currently expected in October 2011.

Significant Developments and Highlights for the Quarter Ended June 30, 2011

•                  In April 2011, James A. Schoeneck was appointed as our President and Chief Executive Officer, following the resignation of Carl A. Pelzel, our former President and Chief Executive Officer.

•                  In May 2011, Steve Greco was appointed as our Vice President, Sales.

•                  In June 2011, Kevin Weber was appointed as our Vice President, Marketing.

•                  In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC to provide 164 full-time sales representatives dedicated to us to promote Gralise.

•                  Revenue for the three months ended June 30, 2011 was $21.2 million, compared to $24.4 million for the three months ended June 30, 2010. Revenue for the three months ended June 30, 2010 included recognition of the $10.0 million milestone payment received from Abbott Products.

•                  Cash, cash equivalents and marketable securities were $164.2 million as of June 30, 2011, compared to $76.9 million as of December 31, 2010.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

GraliseTM (gabapentin) tablets for the Management of Postherpetic Neuralgia

We are currently engaged in preparation, commercial manufacturing and a build-up of our commercial infrastructure in order to launch Gralise in October 2011, subject to unanticipated delays in commercialization activities.

Ventiv Commercial Services, LLC. In June 2011, we entered in to a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv’s outsourced sales business, will provide us with sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom will be employees of Ventiv. Members of sales management will be our employees.

Under the terms of the agreement, we will incur an upfront implementation fee, and agreed upon fixed monthly management fees, which are subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of Ventiv’s monthly management fee will be subject to payment by us only to the extent that specified performance objectives are met. We will also pay certain pass-through costs of Ventiv incurred in connection with the Agreement.

The Agreement will expire on the second anniversary of the date on which sales representatives hired by Ventiv are deployed. The Agreement is subject to early termination under certain circumstances and may be terminated by either party upon advance notice after the first anniversary of the deployment date.

Abbott Products.  In November 2008, we entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize Gralise in the United States, Canada and Mexico for pain indications. The agreement became effective in January 2009. In February 2010, Abbott Laboratories completed its acquisition of the pharmaceutical business of Solvay. Abbott Products, a subsidiary of Abbott Laboratories, assumed responsibility for the Gralise license agreement with us in connection with the acquisition.

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

Pursuant to a settlement agreement entered into in March 2011, we and Abbott Products terminated our license agreement for Gralise. The settlement agreement provided for (i) the transition of Gralise back to Depomed and (ii) a $40.0 million payment to Depomed which we received in March 2011. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in the first quarter of 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

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

In connection with the license and service agreement, we received the upfront license payment of $10.0 million less applicable withholding taxes of approximately $1.5 million, for a net receipt of approximately $8.5 million in April 2011. We received the remaining $1.5 million of taxes previously withheld directly from German tax authorities in June 2011.

We are also eligible to receive an additional $2.5 million upon delivery of experimental batches of prototype formulations that meet certain specifications, and may receive additional milestone payments based on regulatory filings and approval events, as well as royalties on worldwide net sales of products.

We are responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by us under the agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses will be reimbursed.

Santarus, Inc.

Pursuant to our promotion agreement with Santarus in July 2008 and letter agreement with Santarus in October 2010, we received a $3.0 million sales milestone payment from Santarus in March 2011, as we achieved the first sales milestone under the agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 months ended January 31, 2011.

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

RESULTS OF OPERATIONS

Three and six Months Ended June 30, 2011 and 2010

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product sales:
Glumetza	$16,153	$11,625	$31,452	$24,169
Proquin XR	—	32	12	88
Total product sales	16,153	11,657	31,464	24,257

Royalties:
Glumetza	67	91	232	179

License and collaborative revenue:
Gralise	—	11,561	60,592	13,123
Glumetza	626	626	4,261	1,251
Boehringer Ingelheim	4,372	—	5,466	—
Covidien	—	458	—	917
Janssen	—	—	2,250	—
Proquin XR (EU)	—	26	—	51
DM-1992	—	—	54	—
Total license and collaborative revenue:	4,998	12,671	72,623	15,342

Total revenues	$21,218	$24,419	$104,319	$39,778

Product sales

Glumetza. The increase in Glumetza product sales in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily driven by price increases as well as increased penetration of the 1000mg Glumetza in the branded metformin prescription market. This was partially offset by lower shipments of the 500mg Glumetza resulting from the 500mg Glumetza recall in 2010. We temporarily suspended product shipments of 500mg Glumetza product in June 2010 and did not resume shipments until January 2011.  The 1000mg Glumetza product was not subject to the recall.

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

Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay paid us a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time our development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, we no longer have continuing obligations to Abbott Products.

Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

Glumetza. Glumetza license revenue decreased during the three months ended June 30, 2011 as a result of recognition of a $3.0 million sales milestone under the Santarus agreement in the first quarter of 2011. In January 2011, we achieved the first sales milestone under its agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011, which triggered a milestone payment of $3.0 million, which we received in March 2011.  As the milestone was achieved and related to past performance the entire $3.0 million was recognized as milestone revenue in the first quarter of 2011.

Glumetza license revenue for the three and six months ended June 2011 and 2010 also consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

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

Boehringer Ingelheim.  Under our license and services agreement with Boehringer Ingelheim entered into in March 2011, Boehringer Ingelheim paid us a $10.0 million upfront license fee which we received in April 2011, less applicable withholding taxes of approximately $1.5 million, for a net receipt of approximately $8.5 million. We received the remaining $1.5 million of taxes previously withheld directly from German tax authorities in June 2011.

The $10.0 million is being amortized ratably through October 2011, which is the estimated length of time we are obligated to perform formulation work under the agreements. We recognized approximately $3.9 million and $4.9 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2011, respectively. The remaining deferred revenue balance is $5.1 million at June 30, 2011.

We are also responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.5 million and $0.6 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2011.

Janssen.  In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreements. We recognized approximately $1.9 million of revenue associated with this upfront license fee during the first quarter of 2011.

We also entered into a service agreement with Janssen under which we provide formulation work for Janssen and are reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.3 million of revenue associated with the reimbursement of formulation work under the service agreement during the first quarter of 2011.

All formulation work under the agreement was completed at March 31, 2011 and there is no remaining deferred revenue.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Glumetza, Gralise and Proquin XR. Total cost of sales for the three and six months ended June 30, 2011, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$2,140	$2,981	$3,775	$4,462

Cost of sales decreased in 2011 mainly as a result of approximately $1.4 million in inventory write-offs for unsalable inventory related to the 500mg GLUMETZA product recall in June 2010 offset by an increase in 1000mg Glumetza product sales.

The costs of manufacturing associated with deferred revenue on Proquin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

Gain on Settlement with Abbott Products

In March 2011, we entered into a settlement agreement with Abbott Products to which provided for (i) the immediate termination of the parties’ license agreement; (ii) the transition of Gralise back to us; and (iii) a $40.0 million payment from Abbott to us made in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

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

Total research and development expense for the three and six months ended June 30, 2011 as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expense	$4,043	$4,570	$9,197	$9,758
Dollar change from prior year	(527)		(561)
Percentage change from prior year	(11.5)%		(5.7)%

The decrease in research and development expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily due to reductions in research and development expense for Gralise, which received FDA approval in the first quarter of 2011 partially offset by higher clinical research organization costs associated with our ongoing Breeze 3 Phase 3 clinical trial for Serada.

We expect to continue to incur significant research and development expenses resulting from the progress of Breeze 3, which is expected to be completed in the fourth quarter of 2011.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as the expenses associated with all other projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Gralise	$—	$869	$—	$2,246
Serada	2,486	2,062	5,739	2,062
Other projects	1,557	1,639	3,458	1,639
Total research and development expense	$4,043	$4,570	$9,197	$9,758

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling, general and administrative expense:
Promotion fee expense	$11,055	$8,099	$21,317	$16,978
Other selling, general and administrative expense	9,976	4,541	17,216	8,091
Total selling, general and administrative expense	$21,031	$12,640	$38,533	$25,069
Dollar change from prior year	8,391		13,464
Percentage change from prior year	66.4%		53.7%

The increase in selling, general and administrative expense was primarily due to increased market research costs and commercial infrastructure costs related to the currently anticipated launch of Gralise in October 2011, an increase in Glumetza promotion fees to Santarus which was driven by an increase in Glumetza product sales, and increased legal expenses due to our mediation and settlement with Abbott Products and ongoing Lupin litigation with respect to Glumetza. We expect selling, general and administrative expense to increase as we continue to build out our commercial infrastructure costs in anticipation for a product launch of Gralise.

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest and other income	$357	$56	$436	$150
Interest expense	(39)	(157)	(109)	(340)
Net interest income (expense)	$318	$(101)	$327	$(190)

Interest and other income increased during the three and six months ended June 30, 2011 as compared to the corresponding period in 2010 as a result of higher investment balance as well as higher interest rates on our investments.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2011	December 31, 2010
Cash, cash equivalents and marketable securities	$164,210	$76,888

In the second quarter of 2011, we received a $10.0 million upfront license payment from Boehringer Ingelheim for granting them a license to certain patents related our Acuform drug delivery technology.

Since inception through June 30, 2011, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we are required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. As of June 30, 2011, the entire outstanding balance on the credit facility was $0.1 million at an interest rate of 11.59%. The credit facility was fully repaid in July 2011.

As of June 30, 2011, we have accumulated net losses of $75.2 million. We may incur operating losses for the remainder of 2011. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2012. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•         sales of our marketed products;

•         expenditures related to our commercialization of Gralise, including our contractual obligations to Ventiv and other arrangements we make for the commercialization of Gralise;

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

Cash Flows from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2011 was approximately $82.1 million, compared to cash used in operating activities of approximately $3.6 million during the six months ended June 30, 2010. Cash provided by operating activities during the six months ended June 30, 2011 was primarily as a result of the $48.0 million milestone payment and $40 million termination fee received from Abbott Products during the first quarter of 2011. Cash used in operating activities during the six months ended June 30, 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011 was approximately $73.8 million. Net cash provided by investing activities during the six months ended June 30, 2010 was approximately $0.3 million. The increase in net cash used in investing activities in 2011 reflected increased marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott during the first quarter of 2011.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2011 was approximately $5.5 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility. Cash used in financing activities during the six months ended June 30, 2010 was approximately $1.3 million, and consisted of repayments of principal on our credit facility offset by proceeds from employee and consultant option exercises.

Contractual Obligations

As of June 30, 2011, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	Total
Operating leases	$1,707	$1,049	$2,756
Principal on debt	145	—	145
Interest on debt	1	—	1
Related parties	433	—	433
Ventiv contractual obligation	17,220	6,190	23,410
Purchase commitments	1,933	—	1,933
	$21,439	$7,239	$28,678

At June 30, 2011, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.0 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of 500mg Glumetza, and $0.9 million under our supply agreement with Valeant for the supply of 1000mg Glumetza. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

Pursuant to the separation agreement and release entered into with Carl A. Pelzel, our former President and Chief Executive Officer, we are obligated to pay Mr. Pelzel $43,333 per month through April 2012.

In June 2011, we entered in to a service agreement with Ventiv, who will provide us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise in the U.S. through 164 full-time sales representatives. Each month we are required to pay Ventiv a monthly fixed fee during the term of the Ventiv Agreement. We may terminate the service agreement on the one year anniversary of the deployment date of the sales representatives. We have included an estimate of our expected contractual obligations to Ventiv based upon this fee and expected one year anniversary of deployment date of the sales representatives.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Vice President, Finance, concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceutical (U.S. Generic Glumetza Litigation)

In June, 2011 we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an Abbreviated New Drug Application filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg strengths of Glumetza prior to the expiration of the five listed U.S. patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; 6,723,340 and 7,780,987). We are also asserting U.S. Patent No.7,736,667 in the lawsuit. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.

Depomed v. Lupin (U.S. Generic Glumetza Litigation)

In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (Lupin), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an Abbreviated New Drug Application filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the four listed patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340). We subsequently removed, without prejudice, U.S. Patent No. 6,723,340 from the litigation proceedings. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011. An adverse outcome in this matter could substantially weaken our U.S. intellectual property.

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

Also in February 2010, Valeant and Depomed filed a complaint in the Federal Court in Canada against Apotex for infringement of our Canadian Patent No. 2,290,624.

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

We may not successfully launch and commercialize Gralise, which would harm our business.

Although Gralise has been approved for marketing, our ability to generate significant revenue from Gralise requires that we successfully commercialize the product on our own or with the assistance of a collaborative co-promotion or licensing partner. We reacquired marketing rights to Gralise in March 2011 in connection with the termination of our Gralise exclusive license agreement with Abbott Products. Other than Ventiv, with whom we have contracted to provide sales force recruiting, training, deployment and operational support for this product, we do not currently have other partners assisting us with the commercialization of Gralise. We are a small organization with limited experience selling and marketing pharmaceutical products, and have had little time to build capabilities necessary to commercialize the product. We may not be able to adequately or timely build or maintain the necessary sales, marketing, manufacturing, managed markets or other capabilities on our own that are required to successfully commercialize Gralise, and we may not enter into arrangements with other collaborative partners or other third parties to perform those functions for us. Ventiv and other contract parties and partners may not perform as required under their contracts with us or as expected. Also, the establishment and maintenance of those capabilities may require us to divert capital from other intended purposes.

Given the small size of our company and the limited experience and expertise of our current staff in selling and marketing pharmaceutical products, effectively managing a significant number of collaborative partners and third-party contractors may be challenging. If our management of collaborative partners and third-party contractors is not effective, the launch of Gralise may be delayed and its commercial acceptance and success may be limited.

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

We cannot be certain that the FDA will grant Gralise orphan exclusivity in PHN. If we do not obtain orphan exclusivity for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our revenues.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will suffer.

Under the Federal Food, Drug and Cosmetics Act (FDCA), the FDA can approve an Abbreviated New Drug Application (ANDA), for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an Abbreviated New Drug Application filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg strengths of Glumetza prior to the expiration of the five listed U.S. patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; 6,723,340 and 7,780,987). We also are asserting U.S. Patent 7,736,667 in the lawsuit.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of Glumetza in Canada.  In February 2010, Apotex received clearance from the Minister of Health in Canada to market the generic version of the 500mg formulation of Glumetza. However, to date, Apotex has not launched a generic version of Glumetza in Canada.  Also in February 2010, Valeant and Depomed filed a complaint in the Federal Court in Canada against Apotex for infringement of our Canadian Patent No. 2,290,624.  If we are not able to successfully enforce our patent and prevent the launch of Apotex’s product, the resulting competition would reduce our sales and revenue for Glumetza.

The filing of the Lupin and Sun ANDAs described above, Apotex’s generic Glumetza, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We will incur significant additional expenses and may not know for at least another 6 to 9 months whether a New Drug Application could be submitted to the FDA to be approved for marketing. Clinical development is a long, expensive and uncertain process and is subject to delays. Positive or encouraging results of prior clinical trial are not necessarily indicative of the results we will obtain in later clinical trials. Accordingly, our additional Phase 3 trial may not demonstrate that Serada is effective for menopausal hot flashes. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

•                  The outcome of our ongoing litigation against Sun Pharmaceuticals Industries Ltd. seeking to prevent Sun from marketing a generic version of Glumetza in the United States;

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

We cannot be certain of the extent to which commercialization of Glumetza will continue to be negatively impacted by the 2010 recall of Glumetza.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the six months ended June 30, 2011, we recorded total revenues of $104.3 million and for the years ended December 31, 2010, 2009 and 2008, we recorded total revenues of $80.8 million, $57.7 million, and $34.8 million, respectively. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in the Company reaching profitability for the six months ended June 30, 2011 and the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.0 million and $15.3 million, respectively. We may incur operating losses for the remainder of 2011. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

•                  the outcome of our patent infringement litigation against Lupin and Sun for Glumetza;

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

We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause.  Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin for other indications for use.  Accordingly, physicians can already prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women, or pharmacists could in the future seek to fill prescriptions for Serada with another manufacturer’s gabapentin.  Although any such “off-label” use could violate our licensed patent, effectively monitoring compliance with our licensed patent and enforcing our patent rights against individual physicians and pharmacies may be ineffective, impractical, difficult and costly. Such competition would reduce sales of Serada and our revenues which could have a material adverse effect on our business.

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

All marketing activities associated with Gralise and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

Bristol-Myers Squibb is currently marketing a sustained release formulation of metformin, Glucophage XR, with which Glumetza competes. The limited license that Bristol-Myers Squibb obtained from us under our November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza. Several other companies, including Barr Pharmaceuticals, Inc., Mylan Laboratories, Inc. and Teva Pharmaceutical Industries, Ltd. have received FDA approval for and are selling an extended-release metformin product.

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

We are responsible for the supply and distribution of Glumetza, and Patheon is our sole supplier for tablets of the 500mg strength of Glumetza pursuant to a supply agreement we entered into with Patheon in December 2006.  Valeant is our sole supplier for the 1000mg formulation of Glumetza.  We will be unable to manufacture Glumetza in a timely manner if we are unable to obtain 500mg Glumetza tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, or 1000mg Glumetza tablets from Valeant.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             RESERVED

Not applicable.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1	Third Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC
	10.2	Fourth Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC
	10.3*	Service Agreement dated June 20, 2011 between the Company and Ventiv Commercial Services, LLC.
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Tammy L. Cameron
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
	101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*      Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2011	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance