Form 10-Q
period 2011-09-30
DEPOMED INC
filed 2011-11-07
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 3, 2011 was 55,400,451.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,945	$22,526
Marketable securities	89,018	47,825
Accounts receivable	827	6,094
Receivables from collaborative partners	6,645	253
Inventories	3,292	1,571
Prepaid and other current assets	5,516	1,330
Total current assets	125,243	79,599
Marketable securities, long-term	45,233	6,537
Property and equipment, net	1,140	698
Other assets	169	197
	$171,785	$87,031
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,788	$18,473
Deferred product sales	379	1,041
Deferred license revenue	7,664	10,665
Other current liabilities	387	635
Current portion of long-term debt	—	2,170
Total current liabilities	34,218	32,984
Deferred license revenue, non-current portion	19,320	30,926
Other long-term liabilities	—	15
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, no par value, 100,000,000 shares authorized; 55,398,067 and 52,957,787 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	202,022	191,343
Accumulated deficit	(83,743)	(168,306)
Accumulated other comprehensive gain (loss)	(32)	69
Total shareholders’ equity	118,247	23,106
	$171,785	$87,031

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$9,205	$9,829	$40,669	$34,086
Royalties	2,179	75	2,412	254
License and collaborative revenue	5,138	10,223	77,760	25,565
Total revenues	16,522	20,127	120,841	59,905

Costs and expenses:
Cost of sales	1,150	2,499	4,925	6,961
Research and development expense	3,208	4,602	12,405	14,360
Selling, general and administrative expense:
Promotion fee expense	6,023	6,791	27,339	23,769
Other selling, general and administrative expense	15,451	4,313	32,667	12,403
Total selling, general and administrative expense	21,474	11,104	60,006	36,172
Gain on settlement agreement	—	—	(40,000)	—
Total costs and expenses	25,832	18,205	37,336	57,493

Income (loss) from operations	(9,310)	1,922	83,505	2,412

Other income (expense):
Interest and other income	410	100	846	251
Interest expense	(24)	(130)	(133)	(471)
Total other income (expense)	386	(30)	713	(220)

Net income (loss) before income taxes	(8,924)	1,892	84,218	2,192

Benefit from (provision for) income taxes	348	(1)	345	(4)

Net income (loss)	$(8,576)	$1,891	$84,563	$2,188

Basic net income (loss) per common share	$(0.15)	$0.04	$1.56	$0.04
Diluted net income (loss) per common share	$(0.15)	$0.04	$1.51	$0.04

Shares used in computing basic net income (loss) per common share	55,371,954	52,595,214	54,267,829	52,444,627
Shares used in computing diluted net income (loss) per common share	55,371,954	53,306,449	56,071,870	53,061,251

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$84,563	$2,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	232	331
Loss on disposal of property and equipment	—	46
Stock-based compensation	2,807	1,537
Changes in assets and liabilities:
Accounts receivable	(1,125)	(4,337)
Inventories	(1,722)	1,603
Prepaid and other assets	(4,157)	(772)
Accounts payable and other accrued liabilities	6,862	1,331
Accrued compensation	189	(408)
Deferred revenue	(15,268)	(4,956)
Net cash provided by (used in) operating activities	72,381	(3,437)

Investing Activities
Purchases of property and equipment	(665)	(86)
Purchases of marketable securities	(153,875)	(56,110)
Maturities of marketable securities	41,117	47,482
Sales of marketable securities	32,832	7,485
Net cash provided by (used in) investing activities	(80,591)	(1,229)

Financing Activities
Principal payments on long-term debt	(2,243)	(2,840)
Proceeds from issuance of common stock	7,872	910
Net cash provided by (used in) financing activities	5,629	(1,930)

Net increase (decrease) in cash and cash equivalents	(2,581)	(6,596)
Cash and cash equivalents at beginning of period	22,526	26,821
Cash and cash equivalents at end of period	$19,945	$20,225

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2011 are not necessarily indicative of results to be expected for the entire year ending December 31, 2011 or future operating periods.

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

•                  Product Sales:

•                  Glumetza®: Up until August 2011, the Company distributed and recorded product sales on shipments of Glumetza® (metformin hydrochloride extended release tablets) to wholesalers and retail pharmacies.  The Company and Santarus, Inc. (Santarus) entered into a commercialization agreement in August 2011, under which Depomed transferred the rights to distribute Glumetza in the United States to Santarus. Santarus commenced distribution of Glumetza in September 2011 and began recording product sales.  See Note 4 for further information on the Santarus commercialization agreement.

Product distributed by Depomed up until August 2011 is subject to rights of return six months before product expiration and up to twelve months after product expiration. The Company recognized revenue for Glumetza sales at the time title transferred to its customers, which occurred at the time product was delivered to its customers.

•                  Proquin®XR: Up until October 2010, the Company sold Proquin® XR (ciprofloxacin hydrochloride) to wholesalers and retail pharmacies subject to rights of return six months before product expiration and up to twelve months after product expiration.  Given the Company’s limited history of selling Proquin XR and declining prescription demand for Proquin XR, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $0.4 million at September 30, 2011 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

•                  Product Sales Allowances - The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns - The Company estimates product returns on sales of Glumetza that were originally distributed by the Company. The Company allows customers to return product that is within six months before and up to twelve months after its product expiration date.  The shelf life of the 500mg Glumetza is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg Glumetza product shipped was 36 months from the date of tablet manufacture. The shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

•                  Managed Care Rebates - The Company offers rebates under contracts with certain managed care organizations. The Company establishes an accrual equal to its estimates of future managed care rebates attributable to sales and recognizes the estimated rebates as a reduction of revenue in the same period the related revenue is recognized. The Company estimates its managed care rebates based on the terms of each agreement, estimated levels of inventory in the distribution channel, and historical and expected future utilization of product by the managed care organization.

•                  Wholesaler and Retail Pharmacy Discounts - The Company offers discounts to certain wholesale distributors and retail pharmacies based on contractually determined rates. The Company accrues the discount on shipment to the respective wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

•                  Medicaid Rebates - The Company participates in Medicaid rebate programs, which provide assistance to certain eligible low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages of product sold to Medicaid recipients and estimated levels of inventory in the distribution channel.

•                  Chargebacks - The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs.  These federal entities purchase products from wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.  The Company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity.

•                  Patient Discount Programs - The Company offers loyalty card programs to patients for Glumetza in which patients receive certain discounts at participating retail pharmacies that are reimbursed by the Company.  The Company estimates and accrues future redemptions based on historical redemption activity.

•                  Royalties - Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectability is reasonably assured.  Under the commercialization agreement between the Company and Santarus, the Company receives royalties on net sales of Glumetza distributed by Santarus in the United States. Santarus commenced distributing and recording product sales on shipments of Glumetza in September 2011. Royalties from Santarus are recognized in the period earned as the royalty amounts can reliably be estimated and collectability is reasonably assured.  See Note 4 for further information on the Santarus commercialization agreement.

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

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s future operating results.

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, the Company will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company does not anticipate the adoption of this guidance will have a material impact on its financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of September 30, 2011 and December 31, 2010 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,086	$—	$—	$5,086
Money market funds	6,410	—	—	6,410
U. S. corporate debt securities	8,449	—	—	8,449
Total cash and cash equivalents	$19,945	$—	$—	$19,945

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	44,865	3	(24)	44,844
U.S. government agency debt securities	2,997	2	—	2,999
U.S. Treasury securities	41,129	45	—	41,174
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	19,225	6	(89)	19,142
U.S. government agency debt securities	21,061	18	(5)	21,074
U.S. Treasury securities	5,006	12	—	5,018
Total available-for-sale securities	$134,283	$86	$(118)	$134,251

Total cash, cash equivalents and marketable securities	$154,228	$86	$(118)	$154,196

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,913	$—	$—	$3,913
Money market funds	17,613	—	—	17,613
U.S. Treasury securities	1,000	—	—	1,000
Total cash and cash equivalents	$22,526	$—	$—	$22,526

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	12,099	4	(2)	12,101
U.S. government agency debt securities	25,667	21	—	25,688
U.S. Treasury securities	10,015	21	—	10,036
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	6,512	25	—	6,537
Total available-for-sale securities	$54,293	$71	$(2)	$54,362

Total cash, cash equivalents and marketable securities	$76,819	$71	$(2)	$76,888

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

At September 30, 2011, the Company had thirty-two securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-

temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$45,741	$(113)	—	—	$45,741	$(113)
U.S. government agency debt securities	15,010	(5)	—	—	15,010	(5)
U.S. Treasury securities	—	—	—	—	—	—
Total available-for-sale	$60,751	$(118)	$—	$—	$60,751	$(118)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2011.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$6,410	$—	$—	6,410
U.S. corporate debt securities	—	72,435	—	72,435
U.S. government agency debt securities	—	24,073	—	24,073
U.S. Treasury securities	—	46,192	—	46,192
Total	$6,410	$142,700	$—	$149,110

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

There are no financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2011	2010	2011	2010
Numerator:
Net income (loss)	$(8,576)	$1,891	$84,563	$2,188

Denominator for basic net income (loss) per share	55,372	52,595	54,268	52,445
Net effect of dilutive common stock equivalents	—	711	1,804	616
Denominator for diluted net income (loss) per share:	55,372	53,306	56,072	53,061

Basic net income (loss) per share	$(0.15)	$0.04	$1.56	$0.04
Diluted net income (loss) per share	$(0.15)	$0.04	$1.51	$0.04

For the three and nine months ended September 30, 2011, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 4.9 million and 1.2 million, respectively. For the three and nine months ended September 30, 2010, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 3.0 million and 3.4 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Santarus, Inc.

In August 2011, the Company entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008.

Under the commercialization agreement, the Company will transition to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company ceased shipments of Glumetza in August 2011 and Santarus began distributing and recording product sales on shipments of Glumetza in September 2011. Santarus will continue to be responsible for advertising and promotional marketing activities for Glumetza.

Santarus will be required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product.  In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products.  Santarus will not pay additional sales milestones to the Company as was required under the prior promotion agreement.

In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased Depomed’s existing inventory of Glumetza and bulk metformin hydrochloride at cost.  Depomed will be financially responsible for returns of Glumetza distributed by Depomed, up to the amount of the product returns reserve account for Glumetza product returns on the date immediately before Santarus begins distributing Glumetza.  Depomed will be financially responsible for Glumetza rebates and chargebacks up to the amount of its reserve accounts for those items.  Santarus will be responsible for all other Glumetza returns, rebates and chargebacks.

Pursuant to the terms of the commercialization agreement, Depomed has the option to co-promote Glumetza products to physicians other than those called on by Santarus, subject to certain limitations.  Depomed will be entitled to receive a royalty equal to 70% of net sales attributable to prescriptions generated by its called on physicians over a pre-established baseline.

Under the commercialization agreement, Depomed will continue to manage the ongoing patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse Depomed for 70% of its out-of-pocket costs, and Depomed will reimburse Santarus for 30% of its out-of-pocket costs related to these two existing infringement cases.

The commercialization agreement will continue in effect for so long as Santarus commercializes branded Glumetza or authorized generic products, unless terminated sooner.  Subject to 60 days prior written notice to Santarus, Depomed may terminate the agreement if Santarus fails to meet its obligations with respect to minimum promotion and expenditure obligations and fails to cure such breach within a specified time period.  Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period.  In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months.  Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been dismissed.  Santarus has a voluntary right to terminate the agreement upon 120 days’ written notice.

During the quarter ended September 30, 2011, Depomed distributed Glumetza for the first two months of the quarter, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin.  In the final month of the quarter, the distribution and sales responsibility transitioned to Santarus. Santarus sold Glumetza for the final month of the quarter, recognized Glumetza product sales on those respective sales and paid Depomed a royalty equal to 26.5% of net sales.

For the three and nine months ended September 30, 2011, the Company recognized $6.0 million and $27.3 million, respectively, in promotion fee expense to Santarus related to sales of Glumetza by Depomed. For the three and nine months ended September 30, 2010, the Company recognized $6.8 million and $23.8 million, respectively, in promotion fee expense to Santarus. Promotion fee expense is classified within selling, general and administrative expense.

Royalty revenue from Santarus during three and nine months ended September 30, 2011 was $2.1 million and represented one month of Santarus distributing Glumetza under the commercialization agreement.  There were no royalty revenue amounts from Santarus in the prior year.

The Company accounted for the transaction as a sale of a business as defined by FASB Accounting Standards Codification Topic 805, “Business Combinations”. In connection with entering into the commercialization agreement with Santarus, no additional consideration was exchanged between the two parties.  Accordingly, the Company did not record a gain or loss with respect to this transaction and related transfer of Glumetza manufacturing and distribution activities. As the Company will have significant continuing cash inflows with respect to receiving royalties on net sales of Glumetza by Santarus, the previously reported and future activities related to Glumetza will continue to be presented in income from continuing operations in the Company’s income statement.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid the Company a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the manufacturing and promotion fee obligations of the Company. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the ongoing patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. The Company recognized approximately $0.6 million and $1.0 million of license revenue associated with this upfront license fee during the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Company recognized $0.2 million and $0.7 million of license revenue associated with this upfront license fee. The remaining deferred revenue balance related to this upfront payment is $8.8 million at September 30, 2011.

Ventiv Commercial Services, LLC

In June 2011, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv’s outsourced sales business, will provide sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv.

Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and will pay an agreed upon fixed monthly management fee of $1.8 million, which is subject to adjustment based on actual staffing levels.  During the term of the agreement, a portion of Ventiv’s monthly management fee will be subject to payment by the Company only to the extent that specified performance objectives are met.  The Company will also pay certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily include bonuses, travel costs and certain administrative expenses. The Company incurred $1.6 million and $2.5 million of expense related to Ventiv for the three and nine months ended September 30, 2011.

The agreement will expire on the second anniversary of the date on which sales representatives hired by Ventiv are deployed. The agreement is subject to early termination under certain circumstances and may be terminated by either party upon advance notice beginning in October 2012.

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

Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay paid the Company a $25.0 million upfront fee in February 2009. The upfront payment received was originally being amortized as revenue ratably until January 2013, which represented the estimated length of time the Company’s development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

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

The $10.0 million upfront fee is being amortized ratably through November 2011, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. The Company recognized approximately $3.8 million and $8.6 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011, respectively. The remaining deferred revenue balance is $1.4 million at September 30, 2011.

Under the terms of the agreement, the Company may receive an additional $2.5 million upon delivery of experimental batches of prototype formulations that meet certain specification. The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.2 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and nine months ended September 30, 2011, respectively.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

In connection with the agreement, the Company received an upfront payment of $0.9 million which is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. The Company recognized approximately $0.2 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011. The remaining deferred revenue balance related to this upfront payment is $0.7 million at September 30, 2011.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the three and nine months ended September 30, 2011.

Under the terms of the agreement, the Company may receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which will be paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was approximately $24,000 and $133,000 for the three and nine months ended September 30, 2011, respectively.

The credit facility was fully repaid in July 2011.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of sales	$17	$8	$50	$14
Research and development expense	155	119	465	429
Selling, general and administrative expense	769	348	2,292	1,094
Total	$941	$475	$2,807	$1,537

For the three and nine months ended September 30, 2011, the Company recognized zero and approximately $0.4 million in stock-compensation expense, respectively, associated with the accelerated vesting of stock options in connection with a separation agreement and release with Carl A. Pelzel, the Company’s former President and Chief Executive Officer. See Note 11 for further information with regards to the separation agreement and release.

At September 30, 2011, the Company had $7.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.6 years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(8,576)	$1,891	$84,563	$2,188
Unrealized gain (loss) on available-for-sale securities	(187)	19	(101)	66
Total comprehensive income (loss)	$(8,763)	$1,910	$84,462	$2,254

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s Gralise and Proquin XR products at September 30, 2011 and Gralise, Glumetza and Proquin XR products at December 31, 2010. In August 2011, the Company sold its Glumetza inventory, at cost, to Santarus as part of the commercialization agreement.  See Note 4 for further information with regards to the Santarus commercialization agreement.  Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$1,273	$74
Work-in-process	258	202
Finished goods	1,746	1,254
Deferred costs	15	41
Total	$3,292	$1,571

Deferred costs represent the costs of Proquin XR product shipped for which recognition of revenue has been deferred.

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$3,380	$1,655
Accrued compensation	2,827	2,638
Accrued clinical trial expense	1,094	307
Accrued rebates and sales discounts	2,232	2,625
Allowance for product returns	9,333	5,355
Accrued promotion fee	—	2,490
Other accrued liabilities	6,922	3,403
Total accounts payable and accrued liabilities	$25,788	$18,473

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2011, employees and consultants exercised options to purchase 58,105 and 2,370,358 shares of the Company’s common stock with net proceeds to the Company of approximately $0.3 million and $7.6 million, respectively.

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

NOTE 12.  INCOME TAXES

As of December 31, 2010 and September 30, 2011, the Company had $3.4 million and $3.5 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any new items impacting the current year operations.

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

NOTE 14. SUBSEQUENT EVENTS

In October 2011, the Company announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  our ability to successfully launch GraliseTM (gabapentin), our product for the management of postherpetic neuralgia that was transferred to us in March 2011 from our former licensee, Abbott Products Inc. (a wholly-owned subsidiary of Abbott Laboratories, or Abbott Products);

•                  the commercial success and market acceptance of Gralise and our own efforts, or those of Ventiv or of any future commercialization partner, with respect to the commercialization of Gralise;

•                  discussions with the U.S. Food and Drug Administration  regarding the results of Breeze 3, our Phase 3 trial evaluating Serada® for menopausal hot flashes that did not meet all primary endpoints;

•                  any patent infringement or other litigation that may be instituted related to Gralise or Serada under the Hatch-Waxman Act;

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

•                  results and timing of our clinical trials;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on the development and commercialization of differentiated products that address large and growing markets and are based on proprietary oral drug delivery technologies.  We have two products approved by the U.S. Food and Drug Administration (FDA) that are currently be marketed.  Gralise (gabapentin) is our once-daily tablet for the management of postherpetic neuralgia that we launched and made commercially available in October 2011. Glumetza is our once-daily treatment for adults with type 2 diabetes that is commercialized in the United States by Santarus, Inc. (Santarus).

In October 2011, we announced the results of our additional Phase 3 clinical trial known as Breeze 3 for Serada, our proprietary extended release formulation of gabapentin for the treatment of menopausal hot flashes. The formulation of Serada evaluated in the trial met three of the four pre-specified endpoints of frequency and severity at four and 12 weeks but did not meet the key secondary endpoints of frequency and severity at 24 weeks.  We intend to meet with and discuss the results of our three completed Phase 3 clinical trials for Serada with the FDA. However, there can be no assurance that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be submitted to and approved by the FDA.

We seek to optimize the use and value of our product candidates and drug delivery technologies in three ways. First, we are seeking to assemble a number of pharmaceutical products that can be highly differentiated from immediate release versions of the compounds upon which they are based and may be promoted together within a specialty pharmaceutical field, such as neurologists or women’s health care providers. Our development of Serada, and our retention of co-promotion rights within the obstetrics/gynecology field in our commercialization arrangements with Covidien, Ltd. (Covidien) and Santarus, Inc. (Santarus), are examples of this aspect of our business strategy. Second, we out-license product candidates after we have increased their value through our formulation and clinical development efforts. Third, we enter into collaborative partnerships with other companies where our technology can add value to a partner’s product candidate. Our license and development arrangements with Covidien, Janssen Pharmaceutica N.V. (Janssen), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), and Ironwood Pharmaceuticals, Inc. (Ironwood) and our license agreement with Merck & Co., Inc. (Merck) are examples of this strategy.

The following table summarizes our product pipeline and marketed products.

Product Pipeline

Product	Indication	Status

Serada®	Menopausal hot flashes	Three Phase 3 studies completed (Breeze 1, Breeze 2, and Breeze 3).

DM-1992	Parkinson’s disease	Second Phase 1 study completed in February 2011.

Commercialized Products

Product	Indication	Status

GraliseTM	Postherpetic neuralgia	Currently sold in the United States. Approved by the FDA in January 2011. Launched in October 2011.
Glumetza®	Type 2 diabetes	Currently sold in the United States and Canada. United States rights held by Santarus. Canadian rights held by Valeant.

Significant Developments and Highlights for the Quarter Ended September 30, 2011

•                  In July 2011, we entered into a research collaboration and license agreement with Ironwood Pharmaceuticals, Inc. granting Ironwood a license for worldwide rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

•                  In August 2011, we entered into a commercialization agreement with Santarus, Inc. pursuant to which Santarus assumed commercial, manufacturing and regulatory responsibility for the commercial activities of Glumetza.

•                  In September 2011, our contract sales organization, Ventiv Commercial Services, LLC, (Ventiv) hired 164 sales representatives to promote Gralise.

•                  In September 2011, we entered into a manufacturing and supply agreement with Patheon Puerto Rico, Inc. (Patheon) for the manufacture, package and supply of commercial quantities of Gralise.

•                  Revenue for the three months ended September 30, 2011 was $16.5 million, compared to $20.1 million for the three months ended September 30, 2010.

•                  Cash, cash equivalents and marketable securities were $154.2 million as of September 30, 2011, compared to $76.9 million as of December 31, 2010.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

GraliseTM (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise.

Ventiv Commercial Services, LLC. In June 2011, we entered in to a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv’s outsourced sales business, will provide us with sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv, who began employment in September 2011. Members of sales management are our employees.

In October 2011, our contract sales representatives began promoting Gralise to physicians.

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

Patheon Puerto Rico, Inc. In September 2011, we entered into a  manufacturing agreement with Patheon Puerto Rico, Inc. (Patheon), pursuant to which Patheon will manufacture, package and supply commercial quantities of Gralise.

Under the Agreement, we will provide rolling forecasts to Patheon of its requirements for the product, a portion of which will be considered a firm purchase order.  We may obtain a portion of its product requirements from a second manufacturing source.  The Company will be responsible for providing Patheon with the active pharmaceutical ingredient in Gralise.

The agreement will expire on May 31, 2016, subject to early termination under certain circumstances.

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

Serada® for Menopausal Hot Flashes

Serada is our extended-release formulation of gabapentin for the treatment of menopausal hot flashes.  In October 2011, we announced top-line results for Breeze 3, our third Phase 3 study for Serada.

Study Design.  Breeze 3 was a randomized, double-blind, placebo-controlled study of up to 600 patients. Patients were randomized into one of two treatment arms, with patients receiving either placebo or a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. The co-primary efficacy endpoints in the study were reductions in the mean frequency of moderate-to-severe hot flashes, and the average severity of hot flashes, measured after four and 12 weeks of stable treatment. As in the prior Breeze 1 trial, the treatment duration of the study was 24 weeks, to address the FDA’s view that an effective drug should also show statistically significant persistence of efficacy at 24 weeks. The trial also includes a responder analysis to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

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

Modifications to the design of Breeze 3 relative to Breeze 1 and 2 include: (i) a single active arm rather than two arms, and therefore a required statistical p value of .05 rather than .025 to achieve statistical significance; (ii) 65% more patients in the active treatment arm than in Breeze 1 and 2 (iii) a two-week run in period prior to randomization, rather than one week, which is designed to reduce the regression to the mean observed in Breeze 1 and 2; and (iv) an alternative statistical analysis method, known as a non-parametric analysis, that was designed to reduce the influence significant outliers can have on the achievement of efficacy endpoints.

Study Results.  The primary severity endpoints were achieved with statistical significance at four weeks (p < 0.001) and 12 weeks (p < 0.01). The frequency endpoint at four weeks was achieved with statistical significance (p < 0.001). The frequency endpoint at 12 weeks, as well the key secondary frequency and severity endpoints at 24 weeks, were not met.

Serada was generally well tolerated in Breeze 3. The most common adverse events were dizziness and somnolence. The incidence of dizziness in the active arm was 12.7% compared to 3.4% for the placebo arm. Somnolence was 6.0% in the active arm compared to 2.7% in the placebo arm. Withdrawals due to adverse events in the active arm were 17%, compared to 12% in the placebo arm.

We intend to meet with and discuss the results of our three completed Phase 3 clinical trials for Serada with the FDA.  However, there can be no assurance that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be submitted to the FDA.  In the event the FDA allows us to file a New Drug Application for Serada based on the results of our three completed Phase 3 clinical trials, there can be no assurance that such New Drug Application will be approved.

Glumetza for Type 2 Diabetes

Santarus.  In August 2011, we entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008.

Under the commercialization agreement, we will transition to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. We ceased shipments of Glumetza in August 2011 and Santarus began selling Glumetza in September 2011. Santarus will continue to be responsible for advertising and promotional marketing activities for Glumetza. In November 2011, we and Santarus entered into an assignment and assumption agreement pursuant to which Santarus assumed all of our rights and obligations under our commercial manufacturing agreement with Patheon, which provides that Patheon will serve as the sole commercial supplier of Santarus’ Glumetza 500 mg prescription products in the U.S.              .

Santarus will be required to pay us royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product.  In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products.  Santarus will pay no additional sales milestones to us as was originally required under the prior promotion agreement.

In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased our existing inventory of Glumetza and bulk metformin hydrochloride at cost.  We will be financially responsible for returns of Glumetza distributed by us, up to the amount of our product returns reserve account for Glumetza product returns on the date immediately before Santarus began distributing Glumetza.  We will also be financially responsible for Glumetza rebates and chargebacks up to the amount of its reserve account for those items.  Santarus will be responsible for all other Glumetza returns, rebates and chargebacks.

Pursuant to the terms of the commercialization agreement, we have the option to co-promote Glumetza products to physicians other than those called on by Santarus, subject to certain limitations.  If we exercise this option, we will be entitled to receive a royalty equal to 70% of net sales attributable to prescriptions generated by our called upon physicians over a pre-established baseline.

Under the commercialization agreement, we will continue to manage the ongoing patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse us for 70% of it out-of-pocket costs, and we will reimburse Santarus for 30% of its out-of-pocket costs related to these two existing infringement cases.

The commercialization agreement will continue in effect for so long as Santarus commercializes branded Glumetza or authorized generic products, unless terminated sooner.  Subject to 60 days prior written notice to Santarus, we may terminate the agreement if Santarus fails to meet its obligations with respect to minimum promotion and expenditure obligations and fails to cure such breach within a specified time period.  Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period.  In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months.  Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been dismissed.  Santarus has a voluntary right to terminate the agreement upon 120 days’ written notice.

During the quarter ended September 30, 2011, we sold Glumetza for the first two months of the quarter, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin.  In the final month of the quarter, the distribution and sales responsibility transitioned to Santarus. Santarus sold Glumetza for the final month of the quarter, recognized Glumetza product sales on those respective sales and paid us a royalty equal to 26.5% of net sales.

For the three and nine months ended September 30, 2011, the Company recognized $6.0 million and $27.3 million, respectively, in promotion fee expense to Santarus related to sales of Glumetza by Depomed. For the three and nine months ended September 30, 2010, the Company recognized $6.8 million and $23.8 million, respectively, in promotion fee expense to Santarus. Promotion fee expense is classified within selling, general and administrative expense

Royalty revenue from Santarus during three and nine months ended September 30, 2011 was $2.1 million and represented one month of Santarus selling Glumetza under the commercialization agreement.  There were royalty revenue amounts from Santarus in the prior year.

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

Ironwood Pharmaceuticals, Inc.

In July 2011, we entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

In connection with the research collaboration and license agreement, we received an upfront payment of $0.9 million.

Under the terms of the agreement, we will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses.

We may also receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 and 2010

Glumetza

In August 2011, we entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008.

We ceased shipments of Glumetza in August 2011 and Santarus began distributing and recognizing product sales on shipments of Glumetza in September 2011. Santarus will be required to pay us royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product.  In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products.  Santarus will pay no additional sales milestones to us as was originally required under the prior promotion agreement.

Prior to the effective date commercialization agreement, we were required to pay Santarus 75% of gross margin on Depomed sales of Glumetza under the promotion agreement.

During the quarter ended September 30, 2011, we distributed Glumetza for the first two months of the quarter, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin.  In the final month of the quarter, the distribution and sales responsibility transitioned to Santarus. Santarus distributed Glumetza for the final month of the quarter, recognized Glumetza product sales on those respective sales and paid us a royalty equal to 26.5% of net sales.

Glumetza product sales of $9.2 million, Glumetza cost of goods sold of $1.0 million and promotion fee expense to Santarus of $6.0 million during the quarter ended September 2011 represents two months in the quarter of Depomed distributing Glumetza under the prior agreement. Glumetza royalties of $2.1 million during the third quarter of 2011 represents one month in the quarter of royalties from on Santarus’ net sales of Glumetza under the new commercialization agreement.  In the corresponding quarter of the prior year, Glumetza product sales were $9.8 million, Glumetza cost of goods sold were $2.5 million and promotion fee expense to Santarus was $6.8 million, which represented a full quarter of Depomed selling product under the parties’ promotion agreement,

Glumetza product sales of $40.7 million, Glumetza cost of goods sold of $3.7 million and promotion fee expense to Santarus of $27.3 million during the nine months ended September 2011 represents eight months in 2011 of Depomed distributing Glumetza under the prior agreement. Glumetza royalties of $2.1 million during the nine months ended September 2011 represents one month in 2011 of royalties on Santarus’ net sales of Glumetza under the new commercialization agreement.  In the corresponding period of the prior year, Glumetza product sales were $34.0 million, Glumetza cost of goods sold were $6.9 million and promotion fee expense to Santarus was $23.8 million, which represented nine months of Depomed selling product under the parties’ promotion agreement.

We accounted for the transaction as a sale of a business as defined by FASB Accounting Standards Codification Topic 805, “Business Combinations”. In connection with entering into the commercialization agreement with Santarus, no additional consideration was exchanged between the two parties.  Accordingly, we did not record a gain or loss with respect to this transaction and related transfer of Glumetza manufacturing and distribution activities. As we will have significant continuing cash inflows with respect to receiving royalties on net sales of Glumetza by Santarus, the previously reported and future activities related to Glumetza will be continue to presented in income from continuing operations in the Company’s income statement.

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product sales:
Glumetza	$9,205	$9,807	$40,657	$33,976
Proquin XR	—	22	12	110
Total product sales	9,205	9,829	40,669	34,086

Royalties:
Glumetza	2,179	75	2,412	254

License and collaborative revenue:
Gralise	—	1,561	60,592	14,684
Glumetza	962	626	5,222	1,877
Boehringer Ingelheim	3,902	—	9,368	—
Janssen	—	6,508	2,251	6,508
Ironwood	274	—	274	—
Covidien	—	1,458	—	2,375
Proquin XR (EU)	—	26	—	77
DM-1992	—	44	53	44
Total license and collaborative revenue:	5,138	10,223	77,760	25,565

Total revenues	$16,522	$20,127	$120,841	$59,905

Product sales

Glumetza. The decrease in Glumetza product sales in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to Depomed distributing and recognizing product sales of Glumetza for only two months in the third quarter of 2011 as opposed to the full quarter in the third quarter of 2010. This change resulted from the Santarus commercialization agreement entered into in August 2011. This decrease was offset by price increases as well as the resumption of shipments of the 500mg Glumetza in 2011.  We did not ship any 500mg Glumetza in the third quarter of 2010 following the recall of 500mg Glumetza in June 2010. We temporarily suspended product shipments of 500mg Glumetza in June 2010 and did not resume shipments until January 2011.  The 1000mg Glumetza was not subject to the recall.

The increase in Glumetza product sales during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily due to price increases and the resumption of shipments of the 500mg Glumetza in January 2011.

As a result of the Santarus commercialization agreement entered into in August 2011, we will no longer be recognizing Glumetza product sales going forward as we have transitioned the distribution and selling efforts related to Glumetza to Santarus. We will receive royalties on Santarus’ net sales of Glumetza going forward.

The Company launched Gralise in October 2011 and will begin recognizing Gralise product sales in the fourth quarter of 2011.

Royalties

Glumetza. Glumetza royalties relate to royalties we received from Santarus, Valeant Pharmaceuticals International, Inc. (Valeant), based on net sales of Glumetza in Canada and royalties we received from LG Life Sciences (LG) based on net sales of LG’s version of Glumetza, Novamet GR, in Korea.

Royalty revenue from Santarus during three and nine months ended September 30, 2011 was $2.1 million and represented one month of Santarus distributing and recording product sales on shipments of  Glumetza under the commercialization agreement.  There were no royalty revenue amounts from Santarus in the prior year.  We expect royalty revenue to increase on a forward basis as a result of the commercialization agreement.

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

Glumetza. In January 2011, we achieved the first sales milestone under the promotion agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011, which triggered a milestone payment of $3.0 million, which we received in March 2011.  As the milestone was achieved and related to past performance the entire $3.0 million was recognized as milestone revenue in the first quarter of 2011.

Glumetza license revenue for the three and nine months ended September 30, 2011 and 2010 also consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of Glumetza in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg Glumetza.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our manufacturing and promotion fee obligations. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the ongoing patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. We recognized approximately $0.6 million and $1.0 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011, respectively. The remaining deferred revenue balance is $8.8 million at September 30, 2011.

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

The $10.0 million is being amortized ratably through November 2011, which is the estimated length of time we are obligated to perform formulation work under the agreements. We recognized approximately $3.8 million and $8.6 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2011, respectively. The remaining deferred revenue balance is $1.4 million at September 30, 2011.

We are also responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and nine months ended September 30, 2011.

Janssen.  In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which is the estimated length of time we are obligated to perform formulation work under the agreements. We recognized approximately $1.9 million of revenue associated with this upfront license fee during the first quarter of 2011.

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

Ironwood Pharmaceuticals, Inc. In July 2011, the we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million which is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. We recognized approximately $0.2 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2011. The remaining deferred revenue balance is $0.7 million at September 30, 2011.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the three and nine months ended September 30, 2011.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Glumetza, Gralise and Proquin XR. Total cost of sales for the three and nine months ended September 30, 2011, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$1,150	$2,499	$4,925	$6,961

Cost of sales for the three months ended September 30, 2011 decreased as compared to the prior year mainly as a result of $1.2 million in inventory write-offs for unsalable inventory related to the 500mg Glumetza recall during the three months ended September 30, 2010.  Additionally, the Company only sold Glumetza for two of the three months ended September 30, 2011 as a result of the Santarus commercialization agreement. These decreases were partially offset by manufacturing and supply costs related to the Company’s launch of Gralise in October 2011.

Cost of sales for the nine months ended September 30, 2011 decreased as compared to the prior year mainly as a result of $2.6 million in inventory write-offs for unsalable inventory related to the 500mg Glumetza recall during the nine months ended September 30, 2010.

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

Total research and development expense for the three and nine months ended September 30, 2011 as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expense	$3,208	$4,602	$12,405	$14,360
Dollar change from prior year	(1,394)		(1,955)
Percentage change from prior year	(30.3)%		(13.6)%

The decrease in research and development expense for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 was primarily due to reductions in research and development expense for Gralise, which received FDA approval in the first quarter of 2011 partially offset by higher clinical research organization costs associated with our Breeze 3 Phase 3 clinical trial for Serada, which was completed in October 2011.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Serada	$2,519	$1,577	$8,258	$5,587
Gralise	—	1,132	—	3,378
Other projects	689	1,893	4,147	5,395
Total research and development expense	$3,208	$4,602	$12,405	$14,360

Selling, General and Administrative Expense

Selling, general and administrative expense primarily consists of personnel expenses to support our administrative and operating activities, marketing and promotion expenses associated with Gralise and Glumetza, facility costs and professional expenses, such as legal and accounting fees. Total selling, general and administrative expense, as compared to the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expense:
Promotion fee expense	$6,023	$6,791	$27,339	$23,769
Other selling, general and administrative expense	15,451	4,313	32,667	12,403
Total selling, general and administrative expense	$21,474	$11,104	$60,006	$36,172
Dollar change from prior year	10,370		23,834
Percentage change from prior year	93.4%		65.9%

The increase in selling, general and administrative expense was primarily due to increased sales and marketing costs related to the launch of Gralise including pre-launch marketing activities and costs associated with our contract sales organization. In March 2011, we received the rights to market Gralise back from Abbott and commenced pre-launch commercial activities to support the launch of Gralise.  During 2011, we advanced our commercial infrastructure with the hiring of employees for our sales management and marketing organizations.  In June 2011, we entered into a service agreement with Ventiv as our contract sales organization, pursuant to which Ventiv will provide 164 full-time sales representatives dedicated to promoting Gralise.  The Ventiv sales representatives were hired and commenced training in September.  In October, we initiated commercial sales of Gralise.

As a result of the Santarus commercialization agreement entered into in August 2011, we will no longer have promotion fee expense to Santarus going forward. However, we expect selling, general and administrative expense to increase as we incur costs associated with our contract sales organization and related marketing for Gralise.

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest and other income	$410	$100	$846	$251
Interest expense	(24)	(130)	(133)	(471)
Net interest income (expense)	$386	$(30)	$713	$(220)

Interest and other income increased during the three and nine months ended September 30, 2011 as compared to the corresponding period in 2010 as a result of higher investment balances.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. The credit facility was fully repaid in July 2011.

Benefit From Income Taxes

The income tax benefit of $0.3 million for the three months and nine months ended September 30, 2011 represents a tax benefit from our ability to carry back our taxable loss in the current period to offset income taxes previously paid. As a result of the enactment of the American Recovery and Reinvestment Act of 2009 in February 2009, we are able to carry back fiscal year 2011 operating losses to the extent of our taxable income for our fiscal year 2007. We received this refund in the fourth quarter of 2011. The income tax benefit for the three months and nine months ended September 30, 2011 was partially offset by state income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	September 30, 2011	December 31, 2010
Cash, cash equivalents and marketable securities	$154,196	$76,888

Since inception through September 30, 2011, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

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

We paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Thereafter we were required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. The credit facility was fully repaid in July 2011.

As of September 30, 2011, we have accumulated net losses of $83.7 million. We may incur operating losses for the remainder of 2011. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2012. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Cash Flows from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2011 was approximately $72.4 million, compared to cash used in operating activities of approximately $3.4 million during the nine months ended September 30, 2010. Cash provided by operating activities during the nine months ended September 30, 2011 was primarily as a result of the $48.0 million milestone payment and $40 million termination fee received from Abbott Products during the first quarter of 2011. Cash used in operating activities during the nine months ended September 30, 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 was approximately $80.6 million and consisted of an increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott during the first quarter of 2011. Net cash used in investing activities during the nine months ended September 30, 2010 was approximately $1.2 million and consisted primarily of a slight net increase in marketable securities resulting from investment of the milestone payment received from Abbott ($10.0 million) in 2010.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2011 was approximately $5.6 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility. Cash used in financing activities during the nine months ended September 30, 2010 was approximately $1.9 million and consisted of repayments of principal on our credit facility offset by proceeds from employee and consultant option exercises.

Contractual Obligations

As of September 30, 2011, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	Total
Operating leases	$1,717	$614	$2,331
Related parties	303	—	303
Contract sales organization	19,059	—	19,059
Purchase commitments	1,522	—	1,522
	$22,601	$614	$23,215

At September 30, 2011, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.5 million under our manufacturing agreement with Patheon Puerto Rico, Inc. for the manufacture of Gralise. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

Pursuant to the separation agreement and release entered into with Carl A. Pelzel, our former President and Chief Executive Officer, we are obligated to pay Mr. Pelzel $43,333 per month through April 2012.

In June 2011, we entered in to a service agreement with Ventiv, who will provide us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise in the U.S. through 164 full-time sales representatives. Each month we are required to pay Ventiv a monthly fixed fee of $1.8 million during the term of the Ventiv Agreement. We may terminate the service agreement on the one year anniversary of the deployment date of the sales representatives. We have included an estimate of our expected contractual obligations to Ventiv based upon this fee and expected one year anniversary of deployment date of the sales representatives.

The contractual obligations reflected in this table exclude $3.0 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova related to the development of Serada. The payments relate to various milestones for the product candidate under the sublicense agreement, including submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceutical (U.S. Generic Glumetza Litigation)

In June, 2011, a lawsuit was filed in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (“Sun”), for infringement of five (5) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (“ANDA”) filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340 and 7,780,987. U.S. Patent No.7,736,667 is also being asserted against Sun in the lawsuit.  The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier.

Depomed v. Lupin (U.S. Generic Glumetza Litigation)

In November 2009, a lawsuit was filed in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (“Lupin”), for infringement of four (4) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (“ANDA”) filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book, which includes U.S. Patent Nos.: 6,340,475; 6,488,962; 6,635,280; and 6,723,340. U.S. Patent No. 6,723,340 was subsequently removed from the litigation proceedings in an amended complaint.  The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the lawsuit, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held on January 2011, which resulted in all ten (10) claim terms at issue in the lawsuit, construed in Depomed’s favor. A bench trial is currently scheduled for August 13, 2012.

Biovail and Depomed v. Apotex (Canadian Generic Glumetza Litigation)

In December 2007, Apotex, Inc. (“Apotex”) filed the Canadian equivalent of an U.S. Abbreviated New Drug Application “(ANDA”) in Canada seeking approval to market a generic version of the 500mg formulation of the Glumetza product in Canada.

In February 2010, Valeant and Depomed filed a complaint in the Federal Court in Canada against Apotex for infringement of Canadian Patent No. 2,290,624, which is owned in its entirety by Depomed.

Also, in February 2010, Apotex received clearance from the Canadian Minister of Health to market the generic version of the 500mg formulation, however, to date, Apotex has not launched the generic version of Glumetza in Canada.  This litigation is currently stayed.

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

Although Gralise has been approved for marketing, our ability to generate significant revenue from Gralise requires that we successfully commercialize the product on our own or with the assistance of a collaborative co-promotion or licensing partner. We began commercial sales of Gralise in October 2011. Other than Ventiv, with whom we have contracted to provide sales force recruiting, training, deployment and operational support for this product, we do not currently have other partners assisting us with the commercialization of Gralise. We are a small organization with limited experience selling and marketing pharmaceutical products, and have had little time to build capabilities necessary to commercialize the product. We may not be able to adequately or timely build or maintain the necessary sales, marketing, manufacturing, managed markets or other capabilities on our own that are required to successfully commercialize Gralise, and we may not enter into arrangements with other collaborative partners or other third parties to perform those functions for us. Ventiv and other contract parties and partners may not perform as required under their contracts with us or as expected. Also, the establishment and maintenance of those capabilities may require us to divert capital from other intended purposes.

Given the small size of our company and the limited experience and expertise of our current staff in selling and marketing pharmaceutical products, effectively managing a significant number of collaborative partners and third-party contractors may be challenging. If our management of collaborative partners and third-party contractors is not effective, the commercial acceptance and success of Gralise may be limited and our business would be harmed.

If we enter into a collaborative co-promotion or licensing arrangement related to Gralise, some or all of the revenues we receive will depend upon the efforts of one or more third parties, which may not be successful.

We may not be able to obtain orphan drug exclusivity for Gralise in PHN.

The FDA has granted Gralise Orphan Drug designation for the management of PHN based on the size of the PHN population and the reduced incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Subsequent to the FDA’s approval of Gralise, we were informed additional submissions or evidence to demonstrate the clinical superiority of Gralise based on improved safety will be required to be provided to the FDA in order to obtain a seven-year period of orphan exclusivity in PHN. In October 2011, the FDA proposed regulations to amend its 1992 Orphan Drug regulations implementing the Orphan Drug Act.  According to the FDA, the proposed amendments are intended to clarify certain provisions of the regulations and make minor improvements to address issues that have arisen since the regulations were issued.  If adopted as proposed, it is possible the amendments will adversely affect our request for orphan drug exclusivity for Gralise.

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

Each of our three Phase 3 trials evaluating Serada for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their primary endpoints.  Although we intend to meet with and discuss the results of the trials with the FDA, there can be no assurance that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be submitted to the FDA.  In the event the FDA allows us to file a New Drug Application for Serada based on the results of our three completed Phase 3 clinical trials, there can be no assurance that such New Drug Application will be approved.

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

In November 2009, we filed a lawsuit in the United States District Court for the Northern District of California against Lupin for infringement of U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; and 6,723,340 listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of the 500mg and 1000mg strengths of Glumetza prior to the expiration date of the asserted patents. We commenced the lawsuit against Lupin within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires in May 2012. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Glumetza prior to resolution of the litigation.  Any introduction of one or more products generic to Glumetza would harm our business, financial condition, results of operations and cash flows.

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

In December 2007, Apotex, Inc. (Apotex) filed the Canadian equivalent of an Abbreviated New Drug Application in Canada seeking approval to market a generic version of the 500mg formulation of Glumetza in Canada. In February 2010, Apotex received clearance from the Minister of Health in Canada to market the generic version of the 500mg formulation of Glumetza. However, to date, Apotex has not launched a generic version of Glumetza in Canada. Also in February 2010, the Company and Valeant filed a complaint in the Federal Court in Canada against Apotex for infringement of our Canadian Patent No. 2,290,624. If we are not able to successfully enforce our patent and prevent the launch of Apotex’s product, the resulting competition would reduce our sales and revenue for Glumetza.

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

In August 2011, we entered into a commercialization agreement with Santarus, Inc. (Santarus) pursuant to which Santarus assumed broad commercial, manufacturing and regulatory responsibility for the commercialization of Glumetza.  The commercialization agreement replaces the promotion agreement we entered into with Santarus in July 2008. Under the commercialization agreement, we transitioned most U.S. commercial activities relating to Glumetza to Santarus, as well as the New Drug Application for Glumetza.  Santarus will pay us royalties on net sales of Glumetza and will not pay any additional sales milestones that were required under the promotion agreement.  The commercialization agreement provides for a reduced minimum spend obligation. Although we have retained rights to promote Glumetza to physicians not called on by us, we do not have any immediate plans to exercise our Glumetza co-promotion rights. Accordingly, the success of the commercialization of Glumetza will depend in large part on Santarus’

commercialization efforts. Other factors that may affect the success of our commercialization arrangement with Santarus include the following:

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

•                  Santarus may experience financial difficulties; and

•                  Santarus may fail to comply with its obligations under our commercialization agreement.

In addition to the factors described above, Santarus’ business and product revenue have been adversely affected by the introduction of a generic version of its Zegerid® (omeprazole/sodium bicarbonate) prescription products in the third quarter of 2010. Any of the preceding factors could affect Santarus’ commitment to the collaboration, which, in turn, could adversely affect the commercial success of Glumetza. Any failure by Santarus to successfully commercialize Glumetza could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The development of drug candidates is inherently uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

Our drug candidate DM-1992 for Parkinson’s is in clinical development. We also have other product candidates in earlier stages of development.

Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Additionally, clinical trial results in earlier trials may not be indicative of results that will be obtained in subsequent larger trials, as was the case with the Phase 3 trial for Gralise for the management of postherpetic neuralgia that we completed in 2007, and with the Phase 3 trials evaluating Serada for menopausal hot flashes we completed in October 2011.

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

We are unable to predict whether any of our product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, substantially all of our product candidates use the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

We may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the nine months ended September 30, 2011, we recorded total revenues of $120.8 million and for the years ended December 31, 2010, 2009 and 2008, we recorded total revenues of $80.8 million, $57.7 million, and $34.8 million, respectively.  Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in the Company reaching profitability for the nine months ended September 30, 2011 and the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.0 million and $15.3 million, respectively. We may incur operating losses for the remainder of 2011. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•                  the degree of commercial success of Gralise;

•                  our efforts to secure a commercialization partner for Gralise;

•                  announcements and results regarding clinical trial results and plans for our drug candidates;

•                  filings and other regulatory actions related to our product candidates;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the ones we experienced following the announcement of our Serada Phase 3 trial results in October 2009 and October 2011, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration or license arrangements with Santarus, Covidien, Merck, Janssen, Boehringer Ingelheim, PharmaNova and Ironwood. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

To market any of our products outside of the United States, we and our collaborative partners, including Janssen, Merck, Boehringer Ingelheim, Ironwood and Madaus, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for drug products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.

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

Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for postherpetic pain, fibromyalgia, diabetic nerve pain and for adjunctive therapy for epileptic seizures. In April 2011, GlaxoSmithKline and Xenoport, Inc.’s HorizantTM (gabapentin enacarbil extended-release tablets) received FDA approval in the United States for restless leg syndrome.  There may be other companies developing products competitive with Gralise of which we are unaware.

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

We depend on third parties who are single source suppliers to manufacture Gralise and our product candidates. If these suppliers are unable to manufacture Gralise or our product candidates, our business will be harmed.

Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011 and our sole supplier of Serada. Any failure to obtain Gralise tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, could adversely affect our operating results.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             RESERVED

Not applicable.

ITEM 5.                            OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1*	Commercial Manufacturing Services Agreement dated September 2, 2011 between the Company and Patheon Puerto Rico, Inc.
	10.2*	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Tammy L. Cameron
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of Tammy L. Cameron
	101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*  Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ Tammy L. Cameron
Tammy L. Cameron
Vice President, Finance