Form 10-K
period 2011-12-31
DEPOMED INC
filed 2012-03-08
CIK 1005201

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2011 was approximately $450,316,000. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of March 7, 2012 was 55,557,879.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2012 Annual Meeting of Shareholders, expected to be held on or about May 15, 2012, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2011 FORM 10-K REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

  •
  the commercial success and market acceptance of GraliseTM (gabapentin), our once-daily product for the management of postherpetic neuralgia;

  •
  the commercial success of Glumetza® (metformin hydrochloride extended-release tablets) in the United States, and the efforts of our Glumetza commercial partner, Santarus, Inc. (Santarus);

  •
  the results of our ongoing litigation against filers of abbreviated New Drug Applications (each, an ANDA) to market generic Gralise in the United States;

  •
  the outcome of our ongoing litigation with Sun Pharmaceutical Industries Inc. (Sun) related to its ANDA to market generic Glumetza in the United States, or the outcome of any legal or regulatory challenge to our settlement agreement with Lupin Limited (Lupin) related to marketing generic Glumetza in the United States;

  •
  any patent infringement or other litigation that has been or may be instituted related to Gralise, Glumetza or any other of our product candidates under the Hatch-Waxman Act;

  •
  our and our collaborative partners' compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the United States;

  •
  our plans to in-license, acquire or co-promote other products;

  •
  discussions with the U.S. Food and Drug Administration regarding the results of Breeze 3, our Phase 3 trial evaluating Serada for menopausal hot flashes that did not meet all primary endpoints;

  •
  the results and timing of our clinical trials;

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

        Depomed®, Serada®, Proquin® and Acuform® are registered trademarks of Depomed. GraliseTM is a trademark of Depomed. Glumetza® is a registered trademark of Valeant Pharmaceuticals International, Inc. exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company initially focused on neurology, pain and other diseases of the central nervous system. The centerpiece of our specialty pharmaceutical business is Gralise (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched and made commercially available in October 2011. We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by Santarus, Inc. (Santarus) in the United States. We have a number of other license and development arrangements associated with our Acuform gastroretentive drug delivery technology. In addition, we have two product candidates in clinical development, DM-1992 for Parkinson's disease and Serada for menopausal hot flashes.

        We are seeking to develop and commercialize a number of pharmaceutical products for neurology, pain and other central nervous system conditions and diseases that can be promoted together effectively. We are actively seeking to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold through our existing sales and marketing capability.

        We also seek to realize value from our drug delivery technology and related intellectual property through licensing and collaborative development partnerships with other companies. Our license agreement with Santarus which we restructured in August 2011, our license and development arrangements with Covidien, Janssen Pharmaceutica N.V. (Janssen), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), and Ironwood Pharmaceuticals, Inc. (Ironwood) and our license agreement with Merck & Co., Inc. (Merck) are examples of this element of our strategy.

SIGNIFICANT DEVELOPMENTS DURING 2011

        Among the significant developments in our business during 2011 were the following:

  •
  In January 2011, the FDA approved Gralise for the treatment of postherpetic neuralgia. This approval triggered a $48 million milestone payment from a subsidiary of Abbott Laboratories that we received in February 2011.

  •
  In March 2011, we received all rights to Gralise from Abbott Laboratories along with a settlement payment of $40 million, and we announced our intention to commercialize Gralise in the United States.

  •
  In March 2011, we entered into a License and Services Agreement with Boehringer Ingelheim, granting Boehringer Ingelheim a license to use our Acuform drug delivery technology for use in combination metformin products.

  •
  In April 2011, James A. Schoeneck was appointed as our President and Chief Executive Officer, following the resignation of Carl A. Pelzel, our former President and Chief Executive Officer.

  •
  In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), to provide 164 full-time sales representatives dedicated to us to promote Gralise.

  •
  In July 2011, we entered into a research collaboration and license agreement with Ironwood Pharmaceuticals, Inc. granting Ironwood a license for worldwide rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

  •
  In August 2011, we entered into a commercialization agreement with Santarus, superseding our Promotion Agreement with Santarus, pursuant to which Santarus assumed commercial, manufacturing and regulatory responsibility for the commercial activities of Glumetza and agreed to pay us a royalties on net sales of 26.5% in 2011, 29.5% in 2012, 32% in 2013 & 2014, and 34.5% in 2015 and thereafter.

  •
  In September 2011, we entered into a manufacturing and supply agreement with Patheon Puerto Rico, Inc. (Patheon) for the manufacture, package and supply of commercial quantities of Gralise.

  •
  In October 2011, we made Gralise commercially available, began distributing Gralise and began promoting Gralise to physicians through our contract sales organization.

  •
  Total revenues for the year ended December 31, 2011 were $133.0 million compared to $80.8 million for the year ended December 31, 2010. Revenue for the year ended December 31, 2011 included a $48.0 million milestone from Abbott Products.

  •
  Operating expenses for the year ended December 31, 2011 were $56.7 million, compared to $69.0 million for the year ended December 31, 2010. Operating expenses for 2011 included a $40.0 million gain on termination of our agreement with Abbott related to Gralise, which reduced operating expenses for the year.

  •
  Cash, cash equivalents and marketable securities were $139.8 million as of December 31, 2011, compared to $76.9 million as of December 31, 2010.

RECENT DEVELOPMENTS AFTER DECEMBER 31, 2011

  •
  In January 2012, Merck received FDA approval to market Janumet XR in the United States. We are entitled to receive very low single digit royalties on net product sales of Janumet XR through the expiration date of the licensed patents.

  •
  In February 2012, we entered into a settlement and license agreement with Lupin to resolve our patent litigation with respect to Glumetza.

OUR PRODUCTS AND PRODUCT PIPELINE

        The following table summarizes our marketed products and product pipeline.

Commercialized Products

Product	Indication	Status
GraliseTM	Postherpetic neuralgia	Currently sold by Depomed in the United States. Approved by the FDA in January 2011. Launched in October 2011.
Glumetza®	Type 2 diabetes	Currently sold in the United States and Canada. United States rights held by Santarus. Canadian rights held by Valeant.

Product Pipeline

Product	Indication	Status
Serada®	Menopausal hot flashes	Three Phase 3 studies completed (Breeze 1, Breeze 2, and Breeze 3).
DM-1992	Parkinson's disease	Phase 2 study commenced in January 2012.

COMMERCIALIZED PRODUCTS

GraliseTM (gabapentin) tablets for the Management of Postherpetic Neuralgia

  General

        Gralise (gabapentin) is our proprietary, once-daily formulation of gabapentin for the management of postherpetic neuralgia (PHN). We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from Abbott Products, our former licensee. We received a $48 million approval milestone from our former licensee in February 2011, and a settlement payment of $40 million in March 2011 in connection with the termination of our Gralise license agreement.

        Postherpetic Neuralgia.    Postherpetic neuralgia (PHN) is a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. PHN afflicts approximately one in five patients diagnosed with shingles in the United States. The incidence of PHN increases in elderly patients. Three of four shingles patients over 70 years old develop PHN. Approximately 120,000 to 200,000 Americans are affected by PHN each year. The pain associated with PHN can interfere with daily activities such as sleep and recreational activities for months, and can be associated with clinical depression.

        In 2006, the Centers for Disease Control and Prevention Advisory Committee on Immunization Practices recommended that adults 50 years of age be vaccinated with a shingles vaccine. While the shingles vaccine is not a treatment for PHN, it could impact the future market for therapies for PHN.

        Orphan Drug Designation.    In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has indicated to us that Gralise is not currently eligible for Orphan Drug exclusivity because the hypothesis upon which the product's Orphan Drug designation was granted has not been proven. We believe a showing of clinical superiority is not required under the statute and regulations related to Orphan Drugs in effect at the time of Gralise's Orphan Drug designation and approval. We also believe amendments to the FDA's Orphan Drug regulations proposed in October 2011 do not apply to our pending request to grant Orphan Drug exclusivity for Gralise. Although we are seeking to resolve these issues with the FDA, we may not succeed in obtaining Orphan Drug exclusivity for Gralise.

        Important Information about Gralise.    Gralise is to be titrated over a two-week period to an 1800 mg once-daily dose, given with the evening meal. Gralise tablets swell in gastric fluid and gradually release gabapentin. Gralise is not interchangeable with other gabapentin products because of differing pharmacokinetic profiles that affect the frequency of administration. The most common treatment-emergent adverse events associated with Gralise in our clinical trials were dizziness (10.9% with Gralise vs. 2.2% placebo), somnolence (4.5% vs. 2.7%) and headache (4.2% vs. 4.1%).

  Gralise Commercialization and Manufacturing Arrangements

        Ventiv Commercial Services, LLC.    In June 2011, we entered in to a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which Ventiv's outsourced sales business, inVentiv Selling Solutions, provides us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. The sales representatives were hired in September 2011 and began promoting Gralise to physicians in October 2011. Members of sales management are our employees.

        Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels. A portion of the monthly management fee is payable only on Ventiv's achievement of specified performance objectives. We also pay certain pass-through costs of Ventiv. The agreement will expire in October 2013, two years after the date on which sales representatives hired by Ventiv are deployed, but may be terminated by either party upon advance notice after the first anniversary of the deployment date. The agreement is also subject to early termination under certain circumstances, such as a party's uncured material breach.

        Patheon Puerto Rico, Inc.    In September 2011, we entered into a manufacturing agreement with Patheon Puerto Rico, Inc. (Patheon) pursuant to which Patheon manufactures, packages and supplies commercial quantities of Gralise. Under the agreement, we provide periodic rolling forecasts to Patheon. A portion of each rolling forecast constitutes a firm purchase order. We may obtain a portion of our product requirements from a second manufacturing source. We provide Patheon with the active pharmaceutical ingredient in Gralise. The agreement will expire on May 31, 2016, subject to early termination under certain circumstances.

  Litigation

        We are involved in patent litigation associated with Gralise that is described below under "Legal Proceedings".

  Former Gralise License Arrangement

        In November 2008, we entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize Gralise for pain indications in the United States, Canada and Mexico. The agreement became effective in January 2009 and we received a $25.0 million upfront payment from Solvay in February 2009.

        In February 2010, Abbott Laboratories completed its acquisition of the pharmaceutical business of Solvay. Abbott Products, a subsidiary of Abbott Laboratories, then assumed responsibility for the Gralise license agreement. In March 2010, Abbott Products submitted a New Drug Application (NDA) for Gralise to the FDA for the management of postherpetic neuralgia. The NDA was submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act because it references certain toxicity, safety and other data of Neurontin®, the formulation of gabapentin initially approved by the FDA. In May 2010, the FDA accepted the NDA for filing, which triggered a $10.0 million milestone payment from Abbott Products that we received in June 2010. In January 2011, the FDA approved the Gralise NDA, which triggered a $48.0 million milestone payment from Abbott Products that we received in February 2011.

        In March 2011, we and Abbott Products agreed to terminate the Gralise license agreement. Pursuant to the termination arrangement, we received a payment of $40.0 million from Abbott Products, and the Gralise NDA and all activities associated with the commercialization of Gralise were transitioned to us.

Glumetza® (metformin hydrochloride extended release tablets) for Type 2 Diabetes

  General

        Glumetza is a once-daily extended release metformin product approved in the United States for type 2 diabetes that we have licensed to Santarus, Inc. The FDA approved Glumetza for marketing in the United States in 2005, and we began selling the 500mg Glumetza in 2006. In December 2007, the FDA approved the currently marketed 1000mg Glumetza, and we began selling it in June 2008. We developed the 500mg Glumetza and licensed it to Valeant (formerly Biovail) in 2002. In December 2005, we reacquired the U.S. rights to Glumetza from Valeant, including an exclusive U.S. license to the 1000mg strength of Glumetza, which was developed by Valeant utilizing proprietary Valeant drug delivery technology.

  Diabetes

        Diabetes is a disease in which levels of glucose, a type of sugar found in the blood, are above normal. Diabetic patients do not produce sufficient insulin, a hormone produced in the pancreas, or do not properly use insulin, making it difficult for the body to convert food into energy. The body breaks down food into glucose, and delivers glucose to cells through the bloodstream. Cells use insulin to help process blood glucose into energy. In the case of type 2 diabetes, cells fail to use insulin properly or the pancreas cannot make as much insulin as the body requires. That causes the amount of glucose in the blood to increase, while starving cells of energy. Over time, high blood glucose levels damage nerves and blood vessels, which can lead to complications such as heart disease, stroke, blindness, kidney disease, nerve problems, gum infections and amputation.

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

  Glumetza Collaboration, Commercialization and Licensing Arrangements

        Santarus, Inc. Commercialization Agreement.    In July 2008, we entered into a promotion agreement with Santarus granting Santarus exclusive right to promote Glumetza in the United States. Santarus began promotion of Glumetza in October 2008. In August 2011, we restructured our agreement with Santarus and entered into a commercialization agreement that superseded the July 2008 promotion agreement. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales.

        During 2011, we sold Glumetza for the first eight months of the year, recognized Glumetza product sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In the final four months of the year, Santarus was responsible for Glumetza distribution and sales, recognized Glumetza product sales and paid us a royalty equal to 26.5% of net sales. During the first 8 months of 2011, we recognized $40.7 million in product sales of Glumetza, $3.8 million in cost of sales of Glumetza, and $27.3 million in promotion fee expense to Santarus. We recognized $9.6 million in royalty revenue during the final four months under the commercialization agreement.

        Pursuant to the commercialization agreement, we transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. We ceased shipments of Glumetza in August 2011, and Santarus began selling Glumetza in September 2011. Santarus is responsible for advertising and promotional marketing activities for Glumetza. In November 2011, we and Santarus entered into an assignment and assumption agreement pursuant to which Santarus assumed all of our rights and obligations under our commercial manufacturing agreement with

Patheon, which provides that Patheon will serve as Santarus' sole commercial supplier of the 500mg Glumetza in the United States.

        Santarus pays us royalties on Glumetza net product sales in the United States, as follows:

  •
  26.5% in 2011;

  •
  29.5% in 2012;

  •
  32.0% in 2013 and 2014; and

  •
  34.5% in 2015 and beyond prior to generic entry of a Glumetza product.

        In the event of generic entry of a Glumetza product in the United States, the parties will equally share Glumetza proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of Glumetza. Santarus will not pay additional sales milestones to us, as was required under the prior promotion agreement.

        In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased our existing inventory of Glumetza and bulk metformin hydrochloride at cost. We are financially responsible for returns of Glumetza distributed by us, up to the amount of our product returns reserve account for Glumetza product returns on the date immediately before Santarus began distributing Glumetza. We are also be financially responsible for Glumetza rebates and chargebacks up to the amount of our reserve account for those items on the date immediately before Santarus began distributing Glumetza. Santarus is responsible for all other Glumetza returns, rebates and chargebacks.

        We have the option to co-promote Glumetza products to physicians other than those targeted by Santarus, subject to certain limitations. If we exercise this option, we will be entitled to receive a royalty equal to 70% of net sales attributable to prescriptions generated by our called upon physician, over a pre-established baseline.

        Under the commercialization agreement, we agreed to manage the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements. Santarus reimburses us for 70% of our non-settlement out-of-pocket costs, and we reimburse Santarus for 30% of its non-settlement out-of-pocket costs related to these two existing infringement cases.

        The commercialization agreement will continue in effect for so long as Santarus commercializes branded Glumetza or authorized generic products, unless terminated sooner. Subject to 60 days' prior written notice to Santarus, we may terminate the agreement if Santarus fails to meet its obligations with respect to minimum promotion and expenditure obligations and fails to cure any such breach within a specified time period. The commercialization agreement is also subject to early termination for certain other matters, such as a party's material breach or insolvency.

        Valeant (1000mg Glumetza License and Supply; Canadian License).    In December 2005, we entered into a manufacturing transfer agreement and a supply agreement with Valeant related to the 1000mg Glumetza. Under those agreements, we received an exclusive license to market the 1000mg Glumetza in the United States, and an exclusive license to the "Glumetza" trademark in the United States for the purpose of marketing Glumetza. We purchase the 1000mg Glumetza for Santarus exclusively from Valeant under the supply agreement, and Santarus reimburses us at cost. The supply agreement with Valeant has back-up manufacturing rights in our favor. If we exercise our back-up manufacturing rights, compensation to Valeant will change from a supply-based arrangement to royalties of six percent of net sales of the 1000mg Glumetza in the United States (or, if less, thirty percent of royalties and other similar payments from our licensees) under the manufacturing transfer agreement. We also pay Valeant royalties of one percent of net sales of the 500mg Glumetza in the United States (or, if less, five percent of royalties and other similar payments from our licensees).

        Valeant has an exclusive license in Canada to manufacture and market the 500mg Glumetza pursuant to an amended and restated license agreement we entered into with Valeant in December 2005. Under the agreement, we receive royalties of six percent of Canadian net sales of the 500mg Glumetza. We also receive payments from Valeant equal to one percent of Canadian net sales of the 1000mg Glumetza.

        King Pharmaceuticals (2006-2007).    King Pharmaceuticals (King) promoted Glumetza in the United States between June 2006 and October 2007 under a promotion agreement we entered into with King in June 2006. Glumetza was launched in the United States in September 2006. In October 2007, we terminated our promotion agreement with King related to Glumetza, and King paid us $29.7 million in termination and other fees.

  500mg Glumetza Recall; Litigation

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

        Litigation.    We are involved in the patent litigation associated with Glumetza against Sun as described below under "Legal Proceedings". In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve patent litigation involving Glumetza. The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. The agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation. We cannot be certain that the settlement agreement will ultimately be approved. Any legal or regulatory challenge to the settlement agreement by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

LICENSE AND DEVELOPMENT COLLABORATIONS

        We have entered into a number of licenses and collaborations which involve the license of our Acuform technology to various pharmaceutical companies.

Merck & Co., Inc.

        We have received $12.5 million in upfront and milestone payments and will receive very low single digit royalties on Merck's net sales of Janumet XR in the United States and other licensed territories through the expiration of the licensed patents under a July 2009 license agreement with Merck & Co., Inc. (Merck). The non-exclusive license agreement grants Merck a license as well as other rights to certain of our patents directed to metformin extended release technology for Janumet XR, Merck's fixed-dose combination product for type 2 diabetes containing sitagliptin and extended release metformin that was approved by the FDA in January 2012. We expect Merck to begin selling Janumet XR during the first quarter of 2012.

Covidien

        We have received $7.5 million in upfront and milestone payments and may receive additional development-related milestone payments and royalties pursuant to a November 2008 license agreement related to acetaminophen/opiate combination products with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien). The license agreement grants Covidien worldwide rights to utilize our Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates. We received $5.5 million in upfront fees under the agreement, which included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement, and $2.0 million in development milestones to date. We may receive additional development milestone payments totaling $15.0 million per product, if achieved, as well as royalties on net sales of the products.

        We have received four $0.5 million development milestone payments under the agreement. In October 2009, we received a $0.5 million milestone payment from Covidien triggered by our delivery of the first product formulation. That formulation entered clinical development in September 2010, which triggered a second $0.5 million milestone payment. In December 2009, we received a $0.5 million milestone payment from Covidien related to the development of a formulation for the second product candidate under the agreement. Although we received the milestone payment in December 2009, we continued to perform work associated with development of the second formulation until September 2010. In November 2011, we received a $0.5 million clinical development milestone associated with the second formulation entering clinical development.

        Under the agreement, the development of each of the four products was to begin prior to November 2010. Covidien did not initiate development on two of the four products prior to November 2010 and the license rights to those remaining two products reverted back to us.

Boehringer Ingelheim

        We have received $10 million in upfront payments and may receive additional development milestones, as well as royalties, pursuant to a March 2011 license and service agreement with Boehringer Ingelheim related to fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the agreement, we granted Boehringer Ingelheim a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. Boehringer Ingelheim was also granted a right to reference the Glumetza NDA in regulatory submissions for the products.

        In April 2011, we received $8.5 million of the $10.0 million upfront license payment. We received the remaining $1.5 million of that amount in June 2011, after it was initially withheld by German tax authorities. We are eligible to receive a $2.5 million milestone upon delivery of experimental batches of prototype formulations that meet certain specifications. The agreement provides for additional milestone payments based on regulatory filings and approval events, as well as royalties on worldwide net sales of products.

        We are responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by us under the agreement are reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses will be reimbursed.

Janssen Pharmaceutica N.V.

        We have received $10 million in upfront and milestone payments, and are eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between us and Janssen Pharmaceutica N.V. (Janssen) related to fixed dose combinations of extended release metformin and Janssen's type 2 diabetes product candidate canagliflozin. Under the agreement, we granted Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. We also granted Janssen a right to reference the Glumetza NDA in Janssen's regulatory filings covering the products. We also entered into a service agreement with Janssen under which we provided formulation work associated with the products.

        In August 2010, Janssen paid us a $5.0 million upfront license fee. In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone payment we received in October 2010. We are eligible to receive additional development milestones, as well as royalties on net sales of the products.

        Under the service agreement, we received a refundable $1.0 million prepayment for formulation work we performed. Our formulation work was reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The formulation work under the agreement was completed in March 2011.

Ironwood Pharmaceuticals, Inc.

        In July 2011, we entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, we received an upfront payment of $0.9 million. We may also receive milestone payments based on achievement of certain development and regulatory milestones, as well as royalties on product sales.

        Under the agreement, we are responsible for assisting with initial product formulation and Ironwood is responsible for all development and commercialization of the product. The initial formulation work we perform is reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses.

RESEARCH AND DEVELOPMENT PROGRAMS

Serada® for Menopausal Hot Flashes

  General

        Serada is our proprietary extended release formulation of gabapentin in development for the treatment of menopausal hot flashes. We have completed three Phase 3 clinical trials evaluating Serada for menopausal hot flashes.

        We believe that Serada may be a viable non-hormonal product candidate for this indication, based on our studies and numerous academic studies that have demonstrated that gabapentin may be effective in treating hot flashes, and the fact that gabapentin has a long history of use in other indications. We have an exclusive sublicense from PharmaNova under a United States patent owned by the University of Rochester (Pat. No. 6,310,098) to develop and commercialize in the United States a gabapentin product indicated for the treatment of menopausal hot flashes.

  Hot Flashes; Current Treatments; Target Market

        A hot flash is a sudden flushing and sensation of heat caused by dilation of skin capillaries. Hot flashes are often associated with menopausal endocrine imbalance. The occurrence and frequency of hot flashes are unpredictable. Symptoms often associated with hot flashes include sweating, irritability and frustration. Hot flashes can begin early in menopause and are most common during the first few years after menopause begins. There are over 42 million postmenopausal women more than 55 years old and about 2 million women enter menopause every year in the United States. Approximately 75% of all women in the United States over 50 years of age will experience hot flashes.

        Currently, the leading prescription drug product for the treatment of hot flashes associated with menopause is hormone replacement therapy (HRT). HRT involves the administration of the hormone estrogen, either alone or in combination with the hormone progestin. In 2001, the HRT market represented more than $2 billion and in excess of 90 million prescriptions. In 2003, the Women's Health Initiative released the results of a clinical study that revealed an increased risk of blood clots, stroke, and breast cancer associated with HRT. Subsequently, in 2003, the HRT market decreased by more than $850 million and 34 million prescriptions relative to 2001. HRT prescriptions have declined to approximately 33 million prescriptions in 2010.

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

  Clinical Program

        Phase 3 Study-Breeze 3 Clinical Trial.    In October 2011, we announced top-line results for Breeze 3, our third Phase 3 study for Serada.

        Study Design.    Breeze 3 was a randomized, double-blind, placebo-controlled study of 600 patients. Patients were randomized into one of two treatment arms, with patients receiving either placebo or a total dose of 1800mg of Serada dosed 600mg in the morning and 1200mg in the evening. The co-primary efficacy endpoints in the study were reductions in the mean frequency of moderate-to-severe hot flashes, and the average severity of hot flashes, measured after four and 12 weeks of stable treatment. As in the prior Breeze 1 trial, the treatment duration of the study was 24 weeks, to address the FDA's view that an effective drug should also show statistically significant persistence of efficacy at 24 weeks. The trial also included a responder analysis to assess the clinical meaningfulness of any reduction in the frequency of hot flashes in the active arm relative to the placebo arm.

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

        Study Results.    Under the statistical analyses set forth in the SPA, certain primary endpoints did not meet statistical significance. The primary severity endpoints were achieved with statistical significance at four weeks (p < 0.001) and 12 weeks (p < 0.01). The frequency endpoint at four weeks was achieved with statistical significance (p < 0.001). The frequency endpoint at 12 weeks, as well as the key secondary frequency and severity endpoints at 24 weeks, were not met.

        Serada was generally well tolerated in Breeze 3. The most common adverse events were dizziness and somnolence. The incidence of dizziness in the active arm was 12.7% compared to 3.4% for the placebo arm. Somnolence was 6.0% in the active arm compared to 2.7% in the placebo arm. Withdrawals due to adverse events in the active arm were 17%, compared to 12% in the placebo arm.

        We intend to meet with and discuss the results of our three completed Phase 3 clinical trials for Serada with the FDA in the first half of 2012. However, there can be no assurance that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be submitted to the FDA. If the FDA allows us to file a New Drug Application for Serada based on the results of our three completed Phase 3 clinical trials, there can be no assurance the New Drug Application will be approved.

  PharmaNova Agreement

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

        We paid PharmaNova an upfront license fee of $0.5 million upon signing of the agreement and paid an additional $0.5 million upon dosing of the first patient in our Phase 3 trials for the product. We are required to pay PharmaNova $1.0 million upon submission acceptance to the FDA of an NDA for the product, and $2.0 million upon FDA approval of an NDA. The agreement provides for royalty payments to PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds. We also paid PharmaNova consultancy fees of $0.3 million over approximately ten months beginning in November 2006.

DM-1992 for Parkinson's Disease

  General

        DM-1992 is our investigative novel gastric retentive extended-release formulation of levodopa/carbidopa under evaluation for the treatment of motor symptoms associated with Parkinson's disease. Parkinson's disease is a chronic degenerative disorder that affects nearly one million Americans and 5 million people worldwide. The average age at onset of Parkinson's is 60, although people have been diagnosed as young as 18.

  Parkinson's Treatments; Target Market

        Current therapies are effective in addressing only the mild/moderate motor symptoms of the disease and have significant long-term side effects. Carbidopa-levodopa is the most common treatment of Parkinson's but currently has limitations with inconsistent efficacy and inconvenient dosing since it is absorbed in the upper GI tract. Carbidopa-levodopa is available as a generic (brand name Sinemet) and had approximately 4.6 million prescriptions in the United States in 2011 according to IMS Health, Inc.

  Clinical Program; Grants

        Phase 2 Study.    In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson's disease. The trial will enroll up to 45 patients at 8 U.S. centers. The trial is a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The study will assess efficacy, safety and pharmacokinetic variables. The primary endpoint for the study is change in off time as measured by patient self-assessment and clinician assessment.

        Phase 1 Studies.    We have conducted two Phase 1 studies in our DM-1992 program. In January 2009, we initiated our first Phase 1 pharmacokinetic study in Parkinson's patients to provide insight into our DM-1992 formulation strategy. The trial was a randomized, open-label crossover study that enrolled 18 patients with stable Parkinson's disease at two leading neurology centers in Russia. The objective of the study was to compare the pharmacokinetics of two distinct formulations of DM-1992 and a generic version of Sinemet CR sustained-release carbidopa-levodopa, as well as the safety and tolerability of the formulations. Patients in the trial received a single dose of each of the three treatments being studied. A dose of the first treatment was administered at the beginning of the study, followed by a dose of a second treatment after 7 to 14 days, and a dose of the third treatment after another 7 to 14 days. Blood samples were drawn during the 24 hour period following administration of each treatment. Patients were allowed to remain on any anti-Parkinson's therapies other than carbidopa-levodopa during the trial.

        We completed the study in August 2009. In the study, DM-1992 extended coverage above levodopa's efficacious threshold and extended the time to peak levodopa concentration relative to currently available sustained release carbidopa-levodopa formulations. One of our formulations extended the median time at which levodopa blood levels stayed above the efficacious threshold of 300 ng/mL to approximately nine hours, compared to approximately seven hours for the generic version of Sinemet CR tested in the study. The time to median peak levodopa blood levels in the study was extended to four hours, compared to 2.8 hours for the comparator.

        In September 2010, we initiated a second pharmacokinetic-pharmacodynamic Phase 1 study for the DM-1992 program. We completed the study in February 2011. The trial was a randomized, open-label crossover study that enrolled 16 patients with stable Parkinson's disease at two leading neurology centers in Russia. The objective of the study was to compare the pharmacokinetics-pharmacodynamics of two distinct twice-daily formulations of DM-1992 and a generic version of Sinemet CR sustained release carbidopa-levodopa dosed three-times daily, as well as the safety and tolerability of the formulations. Patients in the trial received a full day's dose of each of the three treatments being studied, two doses of each DM-1992 formulation (460mg levodopa and 150mg carbidopa per dose) twelve hours apart, and three doses of generic levodopa-carbidopa over a 12 hour period (200mg of levodopa and 50mg of carbidopa per dose). During the 2 hour period following administration of each treatment, blood samples were drawn and a standard finger tapping test was given to assess efficacy. In the study, both formulations of DM-1992 maintained therapeutic blood levels above the efficacious threshold of 300 ng/mL for 24 hours. DM-1992 was well tolerated in the study.

        Grants.    In July 2008, The Michael J. Fox Foundation awarded us a preclinical development grant to support the DM-1992 program. We were awarded an additional clinical grant in October 2010 under The Michael J. Fox Foundation Clinical Intervention Awards program.

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

  •
  More Efficient Gastrointestinal Drug Absorption.  We believe that the Acuform technology can be used for improved oral administration of drugs that are inadequately absorbed when delivered as conventional tablets or capsules. Many drugs are primarily absorbed in the stomach, duodenum or upper small intestine regions, through which drugs administered in conventional oral dosage forms transit quickly. In contrast, the Acuform technology is designed to be retained in the stomach, allowing for multi-hour flow of drugs to these regions of the gastrointestinal tract.

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

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $15.2 million in 2011, $20.1 million in 2010 and $34.3 million in 2009.

COMPETITION

        Gralise for Postherpetic Neuralgia.    Gabapentin is currently marketed by Pfizer as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer's product, Lyrica™ (pregabalin), has been approved for marketing in the United States and the European Union for the management of postherpetic neuralgia, diabetic neuropathy, partial seizures and fibromyalgia. Gralise will compete against these products and other neuropathic pain treatments, such as anti-depressants, other anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opioids.

        Glumetza for Type 2 Diabetes.    Glumetza competes against immediate release metformin, which is marketed primarily by generic manufacturers. Glumetza also competes against both branded and generic extended release versions of metformin, such as Bristol-Myers Squibb's Glucophage XR and Shinogi's Fortamet. Generic extended release metformin manufacturers include Barr Pharmaceuticals, Inc., ANDRX Corporation, Mylan Laboratories, Inc., Watson Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd., among others. Glumetza also competes against oral type 2 diabetes medications other than metformin, such as Takeda's Actos (pioglitazone hydrochloride), GlaxoSmithKline's Avandia (risiglitazon), Pfizer's Glucotrol (sulfonylurea) and Merck's Januvia (sitagliptin), among others.

        Serada for Menopausal Hot Flashes.    If approved for treatment of menopausal hot flashes, Serada will compete against hormone replacement therapy or HRT, such as Pfizer's Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label. Wyeth's anti-depressant drug candidate, Pristiq, is in pre-registration for treatment of hot flashes. We are aware that Pfizer has non-exclusively licensed from the University of Rochester rights to develop a hot flash product containing pregabalin under the same patent we have sublicensed exclusive rights to develop a menopausal hot flash product containing gabapentin. Accordingly, Pfizer may develop a competing hot flash product.

        DM-1992 for Parkinson's Disease.    If approved, DM-1992 will compete against Sinemet, a combination of levodopa and carbidopa product for treatment of Parkinson's disease and syndrome sold by Merck as well as generic Sinemet sold by various generic manufacturers. We are aware that in February 2012, the FDA accepted the submission of an NDA by Impax Laboratories, Inc. for their product candidate IPX066, an extended-release capsule formulation of carbidopa-levodopa for the treatment of idiopathic Parkinson's disease.

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

        Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing others' patents or other intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For example, we are aware that patents issued to third parties relating to extended release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party's proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon others' patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

        From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market share (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

MANUFACTURING

        We have established internal manufacturing facilities that are in compliance with current good manufacturing practices to manufacture supplies for our clinical trials.

        We are responsible for the supply and distribution of Gralise. We have entered into a manufacturing agreement with Patheon, as our sole supplier. We have two qualified suppliers for the active pharmaceutical ingredient in Gralise. However, we obtain the active pharmaceutical ingredient on a purchase order basis only.

        Until August 2011, we were responsible for the supply and distribution of Glumetza. Under the commercialization agreement entered into in August 2011, we transitioned to Santarus responsibility for manufacturing and distribution of Glumetza. In November 2011, we and Santarus entered into an assignment and assumption agreement pursuant to which Santarus assumed all of our rights and obligations under our commercial manufacturing agreement with Patheon, which provides that Patheon will serve as Santarus' sole commercial supplier of the 500mg formulation of Glumetza in the United States. We have a supply agreement with Valeant, the sole supplier for the 1000mg formulation of

Glumetza. We purchase the 1000mg Glumetza from Valeant on behalf of Santarus and are reimbursed by Santarus at cost.

        We have obtained clinical and validation batches of Serada from Patheon, our third-party manufacturer and sole supplier of Serada. We currently have no long-term supply arrangements for Serada and obtain product on a purchase order basis. We have two qualified suppliers for the active pharmaceutical ingredient in Serada. However, we obtain the active pharmaceutical ingredient on a purchase order basis only.

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

MARKETING AND SALES

        In 2007 and 2008, our commercial organization transitioned to us the Glumetza marketing efforts previously undertaken by King and directed the efforts of a temporary contract sales organization. In July 2008, we entered into a promotion agreement with Santarus for Glumetza, and our commercial organization has transitioned the promotion and marketing efforts for Glumetza to Santarus, which began promotion in October 2008. In June 2011, we entered in to a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv's outsourced sales business, has provided us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. The Ventiv sales reps began employment in September 2011 and began promoting Gralise to physicians in October 2011. Members of sales management are our employees.

        We have developed capabilities in various aspects of pharmaceutical sales and marketing through our commercialization of Glumetza and Gralise, including manufacturing, quality assurance, wholesale distribution, medical affairs, managed market contracting, government price reporting, maintenance of the product NDA and review and submission of promotional materials. Our sales and marketing personnel are also engaged in the commercial and marketing assessments of Serada and other potential product candidates.

GOVERNMENT REGULATION

  Product Development and Manufacturing

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

  Commercialization

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

EMPLOYEES

        As of March 7, 2012, we had 110 full-time employees. At December 31, 2011, we had 109 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

ITEM 1A.    RISK FACTORS

        In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business.

If we are not able to successfully commercialize Gralise, our business will suffer.

        In October 2011, we began commercial sales of Gralise. Other than Ventiv, with whom we have contracted to provide sales force recruiting, training, deployment and operational support for this product, we do not currently have other partners assisting us with the commercialization of Gralise. We are a small organization with limited experience selling and marketing pharmaceutical products, and we have had limited time to build the capabilities necessary to commercialize the product. We may not be able to adequately or timely build, maintain or scale the necessary sales, marketing, manufacturing, managed markets or other capabilities on our own that are required to successfully commercialize Gralise, and we may not enter into arrangements with other collaborative partners or other third parties to perform those functions on terms that are acceptable to us, if at all. If we enter into a collaborative co-promotion or licensing arrangement related to Gralise, some or all of the revenues we receive will depend upon the efforts of one or more third parties, which may not be successful and over which we will have little or no control.

        Ventiv and any other future third-party contractors and partners may not perform as required under their contracts with us or as expected. If our management of collaborative partners and third-party contractors is not effective or such partners or contractors do not perform as required or as expected, the commercial acceptance and success of Gralise may be limited and our business, financial condition and results of operations would be materially and adversely affected.

If Santarus does not successfully commercialize Glumetza in the United States, our business will suffer.

        In August 2011, we entered into a commercialization agreement with Santarus pursuant to which Santarus assumed broad commercial, manufacturing and regulatory responsibility for the commercialization of Glumetza and we transferred the Glumetza NDA to Santarus. The commercialization agreement replaces the promotion agreement we entered into with Santarus in July 2008. Santarus will pay us royalties on net sales of Glumetza and will not pay any additional sales milestones that were required under the promotion agreement. Although we have retained rights to promote Glumetza to physicians not called on by us, we do not have any immediate plans to exercise our Glumetza co-promotion rights. As a result, the commercial success of Glumetza will depend almost entirely on Santarus' commercialization efforts. Other factors that may affect the success of our commercialization arrangement with Santarus include the following:

  •
  Santarus may acquire or develop alternative products;

  •
  Santarus may pursue higher-priority programs, or change the focus of its marketing programs;

  •
  Santarus may in the future choose to devote fewer resources to Glumetza;

  •
  Glumetza may fail to achieve greater market acceptance;

  •
  the outcome of our ongoing litigation against Sun seeking to prevent Sun from marketing a generic version of Glumetza in the United States, or the outcome of any legal or regulatory challenge to our settlement agreement with Lupin;

  •
  Santarus may experience financial difficulties; and

  •
  Santarus may fail to comply with its obligations under our commercialization agreement.

        Any of the preceding factors could affect Santarus' commitment to the commercialization agreement, which, in turn, could adversely affect the commercial success of Glumetza. Any failure by Santarus to successfully commercialize Glumetza would have a material adverse effect on our business, financial condition and results of operations.

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

        The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA's approval of the competitor's application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

        In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Sun with the FDA regarding Sun's intent to market generic versions of 500mg and 1000mg strengths of Glumetza prior to the expiration of the five listed U.S. patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; 6,723,340 and 7,780,987). We also are asserting U.S. Patent 7,736,667 in the lawsuit. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Sun's ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires in November 2013. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Glumetza prior to resolution of the litigation. Any introduction of one or more products generic to Glumetza would harm our business, financial condition, results of operations and cash flows.

        In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve patent litigation involving Glumetza we initiated in November 2009. The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. The agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation. We cannot be certain that the settlement agreement will ultimately be approved. Any legal or regulatory challenge to the settlement agreement by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

        In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), Watson Laboratories (Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants' intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire in July 2014 and August 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

        The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations and financial condition.

We depend on third parties that are single source suppliers to manufacture Gralise and our product candidates. If these suppliers are unable to manufacture and supply Gralise or our product candidates, our business will suffer.

        Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011 and our sole supplier of Serada. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, could adversely affect our business, results of operation and financial condition.

        The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver our products on a timely basis or receive royalties or continue our clinical trials would be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect their performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition would be adversely affected.

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

        We may be unable to enter into future collaborative arrangements on acceptable terms, which could harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

  •
  any parallel development by a collaborative partner of competitive technologies or products;

  •
  arrangements with collaborative partners that limit or preclude us from developing products or technologies;

  •
  premature termination of a collaboration agreement; or

  •
  failure by a collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies.

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

If we do not obtain orphan drug exclusivity for Gralise in PHN, our business could suffer.

        The FDA has granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If the FDA grants Orphan Drug exclusivity for Gralise, the FDA may not approve another application to market the same drug for the same indication until January 2018, except in very limited circumstances. However, the FDA has indicated to us that Gralise is not currently eligible for Orphan

Drug exclusivity because the hypothesis upon which the product's Orphan Drug designation was granted has not been proven.

        We believe a showing of clinical superiority is not required under the statute and regulations related to Orphan Drugs in effect at the time of Gralise's Orphan Drug designation and approval. We also believe amendments to the FDA's Orphan Drug regulations proposed in October 2011 do not apply to our pending request to grant Orphan Drug exclusivity for Gralise. According to the FDA, the proposed amendments are intended to clarify certain provisions of the regulations and make minor improvements to address issues that have arisen since the regulations were issued. If adopted as proposed, it is possible the amendments will adversely affect our request for Orphan Drug exclusivity for Gralise.

        The FDA may not grant Gralise orphan exclusivity in PHN. If we do not obtain orphan exclusivity for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

Pharmaceutical marketing is subject to substantial regulation in the United States and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

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

If we or our marketing partners are unable to obtain acceptable prices or adequate reimbursement for our products from third-party payers, our business will suffer.

        In both domestic and foreign markets, sales of our products and product candidates will depend in part on the availability of adequate reimbursement from third-party payers such as:

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

        Federal and state governments in the United States and foreign governments continue to propose and pass new legislation designed to contain or reduce the cost of healthcare. Existing regulations affecting pricing may also change before many of our product candidates are approved for marketing. Cost control initiatives could decrease the price that we receive for our products and any product that we may develop.

We may be unable to compete successfully in the pharmaceutical product and drug delivery technology industries.

        Other companies that have oral drug delivery technologies competitive with our Acuform technology include Elan Corporation, Bristol-Myers Squibb, TEVA Pharmaceutical Industries, Ltd., Johnson & Johnson, SkyePharma plc, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd. and Intec Pharma, all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

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

        Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer's basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for postherpetic pain, fibromyalgia, diabetic nerve pain and for adjunctive therapy for epileptic seizures. In April 2011, GlaxoSmithKline and Xenoport, Inc.'s HorizantTM (gabapentin enacarbil extended-release tablets) was approved and made commercially available in the United States for restless leg syndrome. There may be other companies developing products competitive with Gralise of which we are unaware.

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

        Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do. In addition, many of our potential collaborative partners have devoted, and continue to devote, significant resources to the development of their own drug products, drug candidates and drug delivery systems and technologies.

Our prior clinical trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints and we cannot be certain that this product will be approved for marketing. The development of drug candidates is inherently difficult and uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

        Each of our three Phase 3 trials evaluating Serada for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their primary endpoints. Although we intend to meet with and discuss the results of the trials with the FDA, we cannot be certain that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be submitted to the FDA. In the event the FDA allows us to file a New Drug Application for Serada based on the results of our three completed Phase 3 clinical trials, we cannot be certain that such New Drug Application will be approved.

        Clinical development is a long, expensive and uncertain process and is subject to delays and failures. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Positive or encouraging results of prior clinical trial are not necessarily indicative of the results obtained in later clinical trials, as was the case with the Phase 3 trial for Gralise for the management of PHN that we completed in 2007, and with the Phase 3 trials evaluating Serada for menopausal hot flashes, the last of which we completed in October 2011. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

        Many other factors could delay or result in termination of our clinical trials, including:

  •
  negative or inconclusive results;

  •
  patient noncompliance with the protocol;

  •
  adverse medical events or side effects among patients during the clinical trials;

  •
  FDA inspections of our clinical operations; and

  •
  actual or perceived lack of efficacy or safety of the product candidate.

        We are unable to predict whether any of our product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, substantially all of our product candidates use the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

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

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our products, and our business will suffer.

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

        We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns could result in labeling changes, recalls, market withdrawals or other regulatory actions. Recalls may be issued at our discretion or at the discretion of the FDA or other empowered regulatory agencies. For example, in June 2010, we instituted a voluntary class 2 recall of 52 lots of our 500mg Glumetza product after chemical traces of 2,4,6-tribromoanisole (TBA) were found in the product bottle. We cannot be certain that the FDA will determine that we adequately addressed the matters that led to this recall or that the FDA will not seek to impose fines or sanctions against us as a result of this recall.

We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act.

        The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA's prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA. An NDA for Serada would also rely in part on the FDA's prior approval of Neurontin.

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

If a product liability claim against us is successful, our business will suffer.

        Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2012 sales of our products, but:

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

        Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management's attention from conducting our business. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, financial condition and results of operations could be materially and adversely affected.

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

        We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin for other indications for use. Accordingly, physicians can already prescribe another manufacturer's gabapentin to treat hot flashes in menopausal women, or pharmacists could in the future seek to fill future prescriptions for Serada, if any, with another manufacturer's gabapentin. Although any such "off-label" use could violate our licensed patent, effectively monitoring compliance with our licensed patent and enforcing our patent rights against individual physicians and pharmacies may be ineffective, impractical, difficult and costly.

        In the event the FDA allows us to file and subsequently approves a New Drug Application for Serada based on the results of our three completed Phase 3 clinical trials and we initiate commercial sales of Serada, such competition would reduce any revenues generated by such sales.

Our success is dependent in large part upon the continued services of our Chief Executive Officer and senior management with whom we do not have employment agreements.

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

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. One element of our business strategy is to actively seek to acquire products or companies, and to in-license or seek co-promotion rights to products that could be sold by our sales force. We have no current commitments with respect to any acquisition, in-licensing or co-promotion. We do not know if we would be able to successfully complete any acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we were to be unable to integrate any acquired businesses, products or technologies effectively, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could adversely affect our operating results.

Our operating results may fluctuate and affect our stock price.

        The following factors will affect our operating results and may result in a material adverse effect on our stock price:

  •
  the degree of commercial success of Gralise and Glumetza;

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

  •
  the outcome of our patent infringement litigation against Sun for Glumetza;

  •
  the outcome of our patent infringement litigation against filers of abbreviated new drug applications for Gralise;

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

We expect to incur operating losses this year and may incur operating losses in the future.

        To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three years ended 2011, 2010 and 2009 we recorded total revenues of $133.0 million, $80.8 million and $57.7 million, respectively. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. For the year ended December 31, 2009, we incurred a net loss of $22.0 million. We expect to incur operating losses in 2012, and we may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders' equity and working capital.

Our existing resources may not be sufficient to fund our operations until such time as we may be able to consistently generate sufficient revenues to support our operations.

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to consistently support our operations. We currently do not have any committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, in order to continue our operations, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available we may have to:

  •
  significantly curtail commercialization of our marketed products or other operations;

  •
  delay, postpone or terminate clinical trials; and/or

  •
  obtain funds through entering into collaboration agreements on unattractive terms.

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

        These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. In the event these costs are significant, our selling, general and administrative expenses are likely to increase.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently lease approximately 46,000 square feet of laboratory and office facilities located at 1330 and 1360 O'Brien Drive, Menlo Park, California.

        In June 2011, the Company entered into amendments to its existing leases for the Company's premises located at 1330 and 1360 O'Brien Drive, Menlo Park, California. The lease amendments extend the term of the existing leases for twelve months, from February 1, 2012 through January 31, 2013. All material provisions of the leases remain the same, except that the Company may not extend either of the lease terms.

        From July 2006 through January 2012, we leased 9,000 of square feet at 1430 O'Brien Drive. From March 2008 through June 2009, we subleased this space. The lease at 1430 O'Brien Drive was not extended and the lease ended in January 2012.

        We believe we will either extend the leases on our existing facilities or that upon expiration of our existing leases sufficient space will be available on reasonable terms in the vicinity of our current facilities.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceutical (U.S. Generic Glumetza Litigation)

        In June 2011, a lawsuit was filed in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of five (5) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun's intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340 and 7,780,987. U.S. Patent No.7,736,667 is also being asserted against Sun in the lawsuit. The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Sun's ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier.

Depomed v. Lupin (U.S. Generic Glumetza Litigation)

        In November 2009, a lawsuit was filed in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (Lupin), for infringement of four (4) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit was filed in response to an ANDA filed by Lupin with the FDA regarding Lupin's intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book, which includes U.S. Patent Nos.: 6,340,475; 6,488,962; 6,635,280; and 6,723,340. U.S. Patent No. 6,723,340 was subsequently removed from the litigation proceedings in an amended complaint. In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve the litigation. The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. The agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation.

Depomed vs. Gralise ANDA filers (U.S. Generic Gralise Litigation)

        In March 2012, we filed lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), Watson Laboratories (Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product. The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants' intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire in July 2014 and August 2014.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

        Our executive and other officers of the Company and their ages as of March 7, 2012 are as follows:

Name	Age	Position
Executive Officers:
James A. Schoeneck	54	President and Chief Executive Officer
August J. Moretti	61	Chief Financial Officer
Matthew M. Gosling	41	Senior Vice President and General Counsel
Thadd M. Vargas	46	Senior Vice President, Business Development
Michael Sweeney, M.D.	51	Chief Medical Officer and VP, Research and Development
Other Officers:
Jeff Coon	49	Vice President, Human Resources
Steve Greco	62	Vice President, Sales
Kevin Weber	53	Vice President, Marketing
Gerd Kochendoerfer	44	Vice President, Pharmaceutical Development

        James A. Schoeneck has served as President and Chief Executive Officer since April 2011 and as a member of the board of directors since December 2007. From 2005 until joining Depomed, Mr. Schoeneck was Chief Executive Officer of BrainCells Inc., a private biopharmaceutical company. Prior to joining BrainCells, he served as Chief Executive Officer of ActivX BioSciences, a development stage biotechnology company. Mr. Schoeneck's broad pharmaceutical experience also includes three years as President and Chief Executive Officer of Prometheus Laboratories Inc. Prior to Prometheus, Mr. Schoeneck spent three years at Centocor, Inc., where he led the development of Centocor's commercial capabilities. Earlier in his career, he spent 13 years at Rhone-Poulenc Rorer, Inc. (now Sanofi-Aventis) serving in various sales and marketing positions of increasing responsibility. Mr. Schoeneck holds a B.S. degree in Education from Jacksonville State University.

        August J. Moretti joined Depomed as Chief Financial Officer and Senior Vice President in January 2012. From 2004 to December 2011 he was Chief Financial Officer and Senior Vice President of Alexza Pharmaceuticals, Inc., a publicly held pharmaceutical company. From 2001 to 2004, Mr. Moretti was Chief Financial Officer of Alavita, Inc. (formerly Surromed, Inc.), a privately held biotechnology company. Prior to Alavita, he was a member of Heller Ehrman LLP, an international law firm. Mr. Moretti received a J.D. from Harvard Law School and a B.A. in economics from Princeton University.

        Matthew M. Gosling has served as Senior Vice President and General Counsel since May 2011, after having served as Vice President and General Counsel since 2006. Before joining Depomed, Mr. Gosling was a member of Heller Ehrman LLP, an international law firm, where he served a nine-year tenure as a corporate transactional attorney. Mr. Gosling received his law degree from the University of Chicago and holds a B.A. degree from Trinity University, San Antonio, Texas.

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

        Michael Sweeney, M.D. has served as Chief Medical Officer and Vice President of Research and Development since May 2011, after having served as Vice President of Research and Development since December 2007. Before joining Depomed, Dr. Sweeney was Vice President of Medical Affairs at CV Therapeutics from August 2003 to September 2007. Prior to CV Therapeutics, Dr. Sweeney spent 11 years at Pfizer Pharmaceuticals in New York and the U.K. where he held a variety of senior-level medical and marketing positions, including Director of Marketing, Viagra Worldwide Team and Global Urology Medical Group Leader for Pfizer's urological products Viagra, Cardura and Detrol. Prior to Pfizer, he served as a senior clinical pharmacologist and a medical advisor at Zeneca PLC. Dr. Sweeney received his M.D. degree from Manchester University in the U.K. together with post graduate diplomas in Pharmaceutical Medicine and Pharmacoepidemiology, the latter from the University of London. He also is a Fellow of the Royal College of Physicians of Edinburgh.

        Jeff Coon joined Depomed as Vice President, Human Resources in September 2011, after having worked for both large and small organizations including more than ten years in the biotech, pharmaceutical, and medical device industries. From 2009 to August 2011, He served as Human Resources Director at Satellite Communications. From 2008 to 2009, Mr. Coon served as the Vice President of Human Resources of Exelixis. From 2006 to 2008, He served as the Executive Director of Human Resources at PDL BioPharma. Prior to PDL BioPharma, Mr. Coon held senior HR roles with CD Holding and Johnson and Johnson. Mr. Coon holds a M.S. degree in Human Resources Management from Golden Gate University in San Francisco and B.A. degree from California State University Long Beach.

        Steve Greco joined Depomed as Vice President of Sales in May 2011. He has 25 years of extensive experience building and leading successful pharmaceutical sales organizations. In 2001, Mr. Greco founded a pharmaceutical contract sales organization acquired by the Publicis Group the following year. Mr. Greco then served for five years as the President of Publicis Selling Solutions, the contract sales division of Publicis, where he worked with 25 organizations to launch 15 products and create new commercial divisions. Prior to Publicis, Mr. Greco spent 14 years in sales management at Bristol-Myers Squibb, most recently as Senior Vice President, Cardiovascular/Metabolic Sales. Since 2007, Mr. Greco has been the Chief Business Officer of Marine Polymer Technologies, a private company that commercializes cardiovascular medical devices. Mr. Greco holds a B.A. degree from Loyola University of Los Angeles.

        Kevin Weber joined Depomed as Vice President of Marketing in July 2011. He has over 25 years of experience in pharmaceutical marketing and operations. Until 2007, Mr. Weber was at Medicis Pharmaceuticals for 8 years, most recently as Vice President, Division Head of Ucyclyd Pharmaceuticals, where he was responsible for the orphan drug division and instrumental in growing Medicis' sales to over $440 million in 2007 from $87 million in 1999. Since 2007, Mr. Weber was Senior Vice President, Global Operations and Strategy at Hyperion Therapeutics, a Biotech focused on orphan diseases and President of BioMark Partners, a strategic marketing consulting firm. Mr. Weber started his career at Rhone-Poulenc Rorer Pharmaceuticals in 1985 and spent 12 years in marketing and product management roles there, most recently as US Marketing Director Asthma. Mr. Weber holds a B.A. degree from Western Michigan University.

        Gerd Kochendoerfer was named Vice President, Pharmaceutical Development in 2011 after having served since 2008 as Senior Director, Project Management, and taking on additional responsibilities in the areas of alliance management, analytical development and quality control. From 2005 to January 2008, Dr. Kochendoerfer served as Senior Director, Drug Development at FibroGen, Inc. Prior to FibroGen he served as Director of Research and Development of Gryphon Therapeutics. During this time, he led over a dozen drug development programs ranging from early-stage research through NDA approval, and multiple global drug development alliances. He has published over 25 papers in the peer-reviewed literature, and holds over half a dozen patents. Dr. Kochendoerfer received a Ph.D. Degree in Chemistry from the University of California at Berkeley.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2010 to December 31, 2011.

	High	Low
2010
First Quarter	$3.63	$2.32
Second Quarter	$4.10	$2.66
Third Quarter	$4.65	$2.55
Fourth Quarter	$6.73	$4.27
2011
First Quarter	$10.40	$5.40
Second Quarter	$10.10	$7.71
Third Quarter	$8.80	$4.53
Fourth Quarter	$6.35	$4.20

        On March 7, 2012, the closing price of our common stock was $6.10. As of March 7, 2012, there were approximately 30 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2011.

Stock Price Performance Graph

        The following graph compares total shareholder returns of Depomed for the past five years to two indices: the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. The total return for Depomed's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Depomed's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes included elsewhere in this annual report on Form 10-K and also with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	Year Ended December 31,
	2011(1)	2010	2009	2008(2)	2007(3)
Statement of Operations Data (in thousands):
Total revenues	$132,973	$80,764	$57,728	$34,842	$65,582
Total costs and expenses	102,275	77,139	79,800	51,937	18,044
Gain on litigation settlement	—	—	—	7,500	—
Gain on termination of Abbott agreement	40,000	—	—	—	—
Gain on termination of Esprit agreements	—	—	—	—	5,000
Gain on termination of King agreement	—	—	—	—	29,584
Income (loss) from operations	70,698	3,625	(22,072)	(17,095)	47,538
Net income (loss) before income taxes	71,122	3,892	(22,023)	(15,301)	49,811
Benefit from (provision for) income taxes	(396)	4	15	(1)	(592)
Net income (loss)	70,726	3,896	(22,008)	(15,302)	49,219
Deemed dividend on preferred stock	—	—	—	(541)	(685)
Net income (loss) applicable to common stock shareholders	$70,726	$3,896	$(22,008)	$(15,843)	$48,534
Basic net income (loss) per share applicable to common stock shareholders	$1.30	$0.07	$(0.43)	$(0.32)	$1.06
Diluted net income (loss) per share applicable to common stock shareholders	$1.26	$0.07	$(0.43)	$(0.32)	$1.05
Shares used in computing basic net income (loss) per share	54,562,820	52,533,256	51,519,912	48,778,764	45,951,127
Shares used in computing diluted net income (loss) per share	56,089,796	53,463,749	51,519,912	48,778,764	46,353,207

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Cash, cash equivalents and marketable securities	$139,793	$76,888	$81,759	$82,059	$69,523
Total assets	164,372	87,031	91,581	95,084	80,645
Deferred revenue, non-current portion	17,932	30,926	41,306	33,209	20,763
Long-term obligations, non-current portion	—	—	2,170	5,775	—
Series A convertible preferred stock	—	—	—	—	12,015
Accumulated deficit	(97,580)	(168,306)	(172,202)	(150,194)	(134,892)
Total shareholders' equity (deficit)	105,917	23,106	15,726	33,153	45,520

(1)
Total revenues, income from operations, net income before income taxes, net income, net income applicable to common stock shareholders and net income per share in 2011 include a one-time $48.0 million milestone received from Abbott Laboratories for the FDA approval of Gralise.

  Total costs and expenses, income from operations, net income before income taxes, net income, net income applicable to common stock shareholders and net income per share in 2011 include a $40.0 million gain on termination of our agreement with Abbott related to Gralise.

(2)
Total costs and expenses, income from operations, net income before income taxes, net income, net income applicable to common stock shareholders and net income per share in 2008 include a $7.5 million gain on litigation related to our settlement with IVAX.

(3)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on neurology, pain and other diseases of the central nervous system. We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. We have two products approved by the U.S. Food and Drug Administration (FDA) that are currently being marketed. Gralise (gabapentin) is our once-daily tablet for the management of postherpetic neuralgia that we launched and made commercially available in October 2011. Glumetza is our once-daily treatment for adults with type 2 diabetes that is commercialized in the United States by Santarus, Inc. (Santarus). We also have two product candidates under clinical development, DM-1992 for Parkinson's disease and Serada for menopausal hot flashes.

SIGNIFICANT DEVELOPMENTS DURING 2011

        There were a number of significant developments in our business in 2011, including the following:

  •
  In January 2011, the FDA approved Gralise for the treatment of postherpetic neuralgia. This approval triggered a $48 million milestone payment from a subsidiary of Abbott Laboratories that we received in February 2011.

  •
  In March 2011, we received all rights to Gralise from Abbott Laboratories along with a settlement payment of $40 million, and announced our intention to commercialize Gralise in the United States.

  •
  In March 2011, we entered into a License and Services Agreement with Boehringer Ingelheim, granting Boehringer Ingelheim a license to use our Acuform drug delivery technology for use in combination metformin products.

  •
  In April 2011, James A. Schoeneck was appointed as our President and Chief Executive Officer, following the resignation of Carl A. Pelzel, our former President and Chief Executive Officer.

  •
  In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), to provide 164 full-time sales representatives dedicated to us to promote Gralise.

  •
  In July 2011, we entered into a research collaboration and license agreement with Ironwood Pharmaceuticals, Inc. granting Ironwood a license for worldwide rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

  •
  In August 2011, we entered into a commercialization agreement with Santarus, superseding our Promotion Agreement with Santarus, pursuant to which Santarus assumed commercial, manufacturing and regulatory responsibility for the commercial activities of Glumetza and agreed to pay us a royalties on net sales of 26.5% in 2011, 29.5% in 2012, 32% in 2013 & 2014, and 34.5% in 2015 and thereafter.

  •
  In September 2011, we entered into a manufacturing and supply agreement with Patheon Puerto Rico, Inc. (Patheon) for the manufacture, package and supply of commercial quantities of Gralise.

  •
  In October 2011, we made Gralise commercially available, began distributing Gralise and began promoting Gralise to physicians through our contract sales organization.

  •
  In December 2011, August J. Moretti was appointed as Senior Vice President and Chief Financial Officer. Mr. Moretti commenced employment with the Company in January 2012.

  •
  Total revenues for the year ended December 31, 2011 were $133.0 million compared to $80.8 million for the year ended December 31, 2010. Revenue for the year ended December 31, 2011 included a $48.0 million milestone from Abbott Products.

  •
  Operating expenses for the year ended December 31, 2011 were $56.7 million, compared to $69.0 million for the year ended December 31, 2010. Operating expenses for 2011 included a $40.0 million gain on termination of our agreement with Abbott related to Gralise, which reduced operating expenses for the year.

  •
  Cash, cash equivalents and marketable securities were $139.8 million as of December 31, 2011, compared to $76.9 million as of December 31, 2010.

        As a result of these developments, our results of operations in 2012 will differ significantly from our reported results for 2011. For example, in 2011 we recognized $48 million in milestone revenue and a $40 million gain on settlement with regard to termination of our agreement with Abbott relating to Gralise. These were one-time payments and will not recur in 2012. In 2011, we reflect eight months of Glumetza product revenue, cost of sales and corresponding promotion expense to Santarus and four months of Glumetza royalty revenue from Santarus. As a result of the restructuring of our agreement with Santarus in August 2011, we will recognize royalty revenue from Santarus in 2012 but no product revenue or promotion expense for Glumetza. In 2011, we recognized $0.5 million of revenue from sales of Gralise and a partial year of corresponding sales and marketing expense. We expect to recognize a full year of Gralise sales in 2012 and to incur a full year of sales and marketing expense in 2012. Accordingly, we expect Gralise product sales and selling, general and administrative expense to be substantially higher in 2012 than in 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Financial Statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the footnotes to the financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities, and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

        We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

        We recognize revenue from the sale of our products, and from license fees, milestones and royalties earned on license agreements and collaborative arrangements. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable.

  Product Sales

        Gralise:    We sell Gralise to wholesalers and retail pharmacies and began shipping to customers in October 2011. We accept returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, we offered certain launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of a) the time Gralise units are dispensed through patient prescriptions or b) expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information, primarily third-party market research data and to a limited extent, information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, we have a deferred revenue balance of $6.6 million at December 31, 2011 related to Gralise product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts, launch discounts and prompt payment discounts. We recognized $0.5 million in product sales, which is net of wholesaler fees, retail pharmacy discounts, prompt payment discounts, patient support programs, and government chargebacks and rebates for the year ended December 31, 2011. If the Company underestimates or overestimates patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods. We will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

        Glumetza:    We sold and recorded product sales on shipments of Glumetza® (metformin hydrochloride extended release tablets) to wholesalers and retail pharmacies through August 2011. The Company and Santarus entered into a commercialization agreement in August 2011, under which we transferred the rights to manufacture and distribute Glumetza in the United States to Santarus. Santarus commenced distributing Glumetza and began recording product sales in September 2011.

        Until August 2011, we recognized revenue for Glumetza sales at the time title transferred to our customers, which occurred at the time product was delivered to our customers. Product distributed by us until August 2011 is subject to rights of return during the period commencing six months before and ending twelve months after product expiration. Revenue from sales of Glumetza were recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks and managed care rebates.

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

  •
  Patient Discount Programs—We offer discount card programs in which patients receive certain discounts off their prescription at participating retail pharmacies. The discounts are reimbursed by the Company approximately one month after the prescription subject to the discount is filled.

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

  •
  Medicare Part D Coverage Gap Rebates—We participate in the Medicare Part D Coverage Gap Discount Program under which we provide rebates on prescriptions that fall within the "donut hole" coverage gap. We generally pay Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

  •
  Launch Discounts—We offered certain discounts in connection with the launch and commercially availability of Gralise in October 2011. These launch discounts include off-invoice discounts to wholesalers and stocking rebates to pharmacies for stocking Gralise that were paid in November 2011.

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs, launch discounts, managed care rebates, and other government chargebacks for Gralise and Glumetza do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances for Glumetza require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. We currently do not estimate returns for Gralise.

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

        Because of the shelf life of Glumetza product and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. As part of our commercialization agreement with Santarus, we are responsible for return allowances and credits with respect to Glumetza product we shipped (August 2011 and prior) up to a contractual amount equal to our return reserve estimates at August 31, 2011. If returns allowances and credits on product we shipped come in higher than the contractual amount, Santarus will be financially responsible for that difference. If returns allowances and credits on product we shipped come in lower than the contractual amount, we will pay Santarus 75% of that remaining balance.

        Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations of financial position.

        A rollforward of our product sales allowances for the three years ended December 31, 2011 is as follows:

(in thousands)	Contract Sales Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2008	$2,289	$1,406	$47	$3,742
Revenue Allowances:
Provision related to current period sales(2)	7,645	2,177	936	10,758
Provision related to sales made in prior years	—	526	—	526
Recorded to balance sheet(2)	22	—	(1)	21
Payments and credits related to sales made in current period	(3,485)	(234)	(836)	(4,555)
Payments and credits related to sales made in prior periods	(2,075)	(511)	(47)	(2,633)

Balance at December 31, 2009	4,396	3,364	99	7,859
Revenue Allowances:
Provision related to current period sales(2)	6,510	5,720	1,169	13,399
Provision related to sales made in prior years	(359)	1,020	—	661
Recorded to balance sheet(2)	(37)	—	(13)	(50)
Payments and credits related to sales made in current period	(3,848)	(1,846)	(1,043)	(6,737)
Payments and credits related to sales made in prior periods	(4,036)	(2,904)	(100)	(7,040)

Balance at December 31, 2010	2,626	5,354	112	8,092
Revenue Allowances:
Provision related to current period sales(2)	5,654	6,377	1,077	13,108
Provision related to sales made in prior years	—	(148)	—	(148)
Recorded to balance sheet(2)	392	—	124	516
Payments and credits related to sales made in current period	(3,421)	—	(1,110)	(4,531)
Payments and credits related to sales made in prior periods	(2,625)	(1,741)	(113)	(4,479)

Balance at December 31, 2011	$2,626	$9,842	$90	$12,558

(1)
Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates, and government chargebacks and rebates.

(2)
Beginning in the third quarter of 2008, we began recognizing Glumetza product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time. Through December 31, 2011, the Company was unable to reasonably estimate expected returns of Gralise at the time of shipment. Accordingly, the Company currently defers recognition of revenue on product shipments of Gralise, and deferred recognition of revenue prior to the third quarter of 2008 on product shipments of Glumetza, until the earlier of when units were dispensed through patient prescriptions or expiration of the right of return. Product sales allowances related to revenue that has been deferred are recorded on the balance sheet as a reduction of the related deferred revenue, and recognized within the income statement as a reduction of product sales in the same period the related revenue is recognized.

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

        We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the achievement relates to past performance and (3) the fees are nonrefundable. Milestone payments received in excess of amounts earned are classified as deferred revenue until earned.

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

        Expected Life of Options.    Beginning on January 1, 2010, the Company uses historical option exercise data to estimate the expected life of the options. Prior to 2010, the Company's historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, and the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions.

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

RESULTS OF OPERATIONS

Revenues

        Total revenues are summarized in the following table (in thousands):

	2011	2010	2009
Product sales:
Glumetza	$40,657	$45,521	$34,570
Gralise	508	—	—
Proquin XR	13	116	524

Total product sales	41,178	45,637	35,094
Royalties:
Glumetza	9,997	306	244
Teva	—	—	1,289

Total royalties	9,997	306	1,533
License and collaborative revenue:
Gralise	60,592	16,246	6,160
Glumetza	6,609	2,502	2,504
Boehringer Ingelheim	10,889	—	—
Ironwood	604	—	—
Covidien	500	4,465	2,332
Janssen	2,250	8.909	—
Proquin XR (EU)	300	102	85
Merck	—	2,500	10,000
DM-1992	54	97	20

Total license and collaborative revenue	81,798	34,821	21,101

Total revenues	$132,973	$80,764	$57,728

Product sales

  Glumetza

        The decrease in Glumetza product sales in 2011 as compared to 2010 was primarily due to Depomed distributing and recognizing product sales of Glumetza for eight months in 2011 as compared to the full year in 2010. This change resulted from the Santarus commercialization agreement entered into in August 2011. This decrease was offset by price increases and the resumption of shipments of the 500mg Glumetza in January 2011, following a voluntary recall of the 500mg Glumetza and a voluntary temporary suspension of 500mg Glumetza shipments in June 2010. The 1000mg Glumetza was not subject to the recall.

        The increase in Glumetza product sales in 2010 from 2009 was primarily driven by increased penetration of the 1000mg Glumetza in the metformin prescription market resulting from the promotion efforts by our promotion partner, Santarus, conversion to the 1000mg Glumetza from the 500mg Glumetza resulting from the voluntary 500mg Glumetza recall, and price increases. This was offset by lower product sales of the 500mg Glumetza resulting from the voluntary 500mg Glumetza recall in 2010. Glumetza product sales in 2010 included returns of approximately $1.3 million related to credits for returns given to customers on returns of recalled 500mg Glumetza product, which had the effect of reducing product sales.

        From October 2008 to August 2011, Glumetza was promoted by Santarus. From February 2008 through September 2008, we promoted Glumetza through a contract sales organization. As a result of the Santarus commercialization agreement entered into in August 2011, we will no longer be recognizing Glumetza product sales as we have transitioned the distribution and selling efforts related to Glumetza to Santarus. We will receive royalties based upon an agreed-upon percentage of Santarus' net sales of Glumetza and will record these as royalty revenue.

  Gralise

        In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of (a) the time Gralise units are dispensed through patient prescriptions or (b) expiration of the right of return. At December 31, 2011, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $6.6 million associated with the deferral of revenue on Gralise product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts. We will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred. We expect Gralise product sales to increase significantly in 2012 as compared to 2011 as 2011 only represented the first three months of selling Gralise.

Royalties

  Glumetza

        Glumetza royalties relate to royalties we received from Santarus based on net sales of Glumetza in the U.S., Valeant Pharmaceuticals International, Inc. (Valeant) based on net sales of Glumetza in Canada and LG based on net sales of LG's version of Glumetza, Novamet GR, in Korea. We began receiving royalties from Santarus in September 2011, from Valeant in the first quarter of 2006 and from LG in the first quarter of 2007.

        Royalty revenue from Santarus in 2011 was $9.6 million and represented four months of Santarus distributing and recording product sales on shipments of Glumetza under the commercialization agreement. There were no royalty revenue amounts from Santarus in 2010 or 2009. We expect royalty revenue to increase in 2012 over 2011 as a result of a full year of royalties under our commercialization agreement with Santarus in 2012 as compared to 4 months in 2011.

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

  Merck

        In February 2012, Merck received FDA approval to market Janumet XR in the United States, and we believe Merck will begin selling Janumet XR during the first quarter of 2012. We are entitled to receive very low single digit royalties on net product sales of JANUMET XR through the expiration date of the licensed patents, and expect to begin to recognize royalty revenue in 2012.

License and Collaborative Revenue

  Gralise

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

        Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay paid us a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time our development and supply obligations existed under the agreement. In February 2010, Solvay was acquired by Abbott Products and Abbott Products assumed responsibility for the license agreement. In connection with the termination of the license agreement with Abbott Products in 2011, we no longer have continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

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

  Glumetza

        In January 2011, we achieved the first sales milestone under the promotion agreement with Santarus related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011, which triggered a milestone payment to us from Santarus of $3.0 million, which we received in March 2011. As the milestone was achieved and related to past performance the entire $3.0 million was recognized as milestone revenue in the first quarter of 2011.

        Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our manufacturing and promotion fee obligations. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. We recognized approximately $2.0 million, $0.9 million and $0.9 million of revenue associated with this upfront license fee during the years ended December 31, 2011, 2010 and 2009, respectively. The remaining deferred revenue balance is $7.8 million at December 31, 2011.

        Glumetza license revenue for the years ended December 31, 2011, 2010 and 2009 also consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005, and the $12.0 million upfront fee received from Santarus in July 2008.

        We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of Glumetza in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg Glumetza. We recognized approximately $1.6 million associated with this upfront license fee during each of the years ended December 31, 2011, 2010 and 2009, respectively. The remaining deferred revenue balance is $15.7 million at December 31, 2011.

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

        The $10.0 million was amortized ratably through November 2011, which was the estimated length of time we were obligated to perform formulation work under the agreements. As such the entire amount was recognized as license revenue in 2011.

        We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.9 million of revenue associated with the reimbursement of formulation work under the service agreement during the year ended December 31, 2011.

        Ironwood Pharmaceuticals, Inc.    In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company's Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million which is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. We recognized approximately $0.4 million of revenue associated with this upfront license fee for the year ended December 31, 2011. The remaining deferred revenue balance is $0.5 million at December 31, 2011.

        Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.2 million of revenue associated with the reimbursement of formulation work under the agreement during the year ended December 31, 2011.

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

        The development of each of the four products was to begin by November 2010. Depomed's formulation obligations related to the first and second products were completed in October 2009 and September 2010, respectively. Covidien did not elect to initiate development of the remaining two products under the agreement by November 2010, and under the agreement, Depomed was no longer required to perform formulation work on those two products. Accordingly, Depomed's formulation obligations were completed during the fourth quarter of 2010. As Depomed no longer has any substantive continuing performance obligations, all remaining deferred revenue related to the $5.5 million in upfront license fees previously received from Covidien was fully recognized as revenue in the fourth quarter of 2010. This resulted in a one-time increase in license revenue of $1.8 million during the fourth quarter of 2010.

        Through December 31, 2011, we have also recognized a total of $2.0 million in milestone revenue under the agreement. In October 2009, the first formulation was completed by us and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to us in October 2009. In September 2010, we recognized $0.5 million on completion and delivery of the second formulation under the agreement to Covidien, and an additional $0.5 million on the first formulation under the agreement entering clinical development. In November 2011, we recognized $0.5 million on the second formulation under the agreement entering clinical development. Because each of the non-refundable milestones were substantive in nature, based on past performance and achievement was not reasonably assured at the inception of the agreement, each of the milestones was recognized as revenue in its entirety upon achievement.

        Janssen    In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to the Company's Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which was the estimated length of time we were obligated to perform formulation work under the agreements. We recognized approximately $1.9 million and $3.1 million of revenue associated with this upfront license fee during the years ended December 31, 2011 and 2010, respectively.

        We also entered into a service agreement with Janssen under which we provide formulation work for Janssen and are reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.3 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the years ended 2011 and 2010, respectively.

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

  DM-1992

        DM-1992 revenue in 2011, 2010 and 2009 represents grants received by the Michael J. Fox Foundation in relation to our DM-1992 product candidate for Parkinson's Disease.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise, Glumetza and Proquin XR. Total costs of sales are summarized in the following table (in thousands):

	2011	2010	2009
Cost of sales	$5,544	$8,097	$5,257

        Cost of sales decreased in 2011 as compared to 2010 mainly as a result of $2.3 million in inventory write-offs for unsalable inventory related to the 500mg Glumetza product recall in 2010. Additionally, the Company only sold Glumetza for eight months during 2011 as a result of the Santarus commercialization agreement. These decreases were partially offset by manufacturing and supply costs related to the Company's launch of Gralise in October 2011.

        Cost of sales increased in 2010 as compared to 2009 mainly as a result of $2.3 million in inventory write-offs for unsalable inventory related to the 500mg Glumetza product recall in 2010. Cost of sales also increased in 2010 as a result of an increase in 1000mg Glumetza product sales partially offset by lower shipments of the 500mg Glumetza as a result of the 500mg Glumetza recall.

        The costs of manufacturing associated with deferred revenue on Gralise and Proquin XR product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Research and Development Expense

        Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for each of the three years ended December 31, 2011 were as follows (in thousands):

	2011	2010	2009
Research and development expense	$15,187	$20,111	$34,298
Dollar change from prior year	(4,924)	(14,187)
Percentage change from prior year	(24)%	(41)%

        The majority of our research and development expense was related to Serada and Gralise programs during 2009 and 2010. In 2011, the expense was primarily related to our Serada program. In

September 2008, we started Breeze 1 and Breeze 2, our first two Phase 3 clinical trials for Serada for the treatment of menopausal hot flashes, which were completed in October 2009. Breeze 3, our third Phase 3 clinical trial started in August 2010 and was completed in October 2011.

        In March 2008, we commenced our Phase 3 clinical trial for Gralise for postherpetic neuralgia, which was completed in October 2009.

        The decrease in research and development expense in 2011 as compared to 2010 was primarily due to reductions in research and development expense for Gralise, which received FDA approval in the first quarter of 2011, partially offset by higher clinical research organization costs associated with our Breeze 3 Phase 3 clinical trial for Serada, which was completed in October 2011. We expect research and development expense in 2012 will be less than 2011.

        The decrease in research and development expense in 2010 as compared to 2009 was primarily due to lower clinical research organization expenses related to the completion of the clinical Phase 3 program for Gralise and completion of Breeze 1 and Breeze 2 Phase 3 programs for Serada in October 2009.

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	2011	2010	2009
Gralise	$—	$4,733	$11,768
Serada	9,189	8,064	15,146
Other projects	5,998	7,314	7,384

Total research and development expenses	$15,187	$20,111	$34,298

        The following table summarizes our principal product development initiatives as of March 2012. In addition to the products listed in the table below, from time to time we may enter into feasibility studies with collaborative partners that, if successful, may be followed by definitive agreements to advance development of the product candidate.

Program	Potential Indications	Development Status
Serada®	Menopausal hot flashes	Three Phase 3 studies completed (Breeze 1, Breeze 2 and Breeze 3).
DM-1992	Parkinson's disease	Phase 2 study initiated in January 2012.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expenses, as compared to the prior year, were as follows (in thousands):

	2011	2010	2009
Selling, general and administrative expense:
Promotion fee expense	$27,339	$31,419	$23,589
Other selling, general and administrative expense	54,205	17,512	16,656

Total selling, general and administrative expense	$81,544	$48,931	$40,245

Dollar change from prior year	32,613	8,686
Percentage change from prior year	67%	22%

        The increase in other selling, general and administrative expense was primarily due to increased sales and marketing costs related to the launch of Gralise including launch marketing activities and costs associated with our contract sales organization. In March 2011, we received back from Abbott the rights to market Gralise and commenced pre-launch commercial activities to support the launch of Gralise. During 2011, we advanced our commercial infrastructure with the hiring of employees for our sales management and marketing organizations. In June 2011, we entered into a service agreement with Ventiv as our contract sales organization, pursuant to which Ventiv will provide 164 full-time sales representatives dedicated to promoting Gralise. The Ventiv sales representatives were hired and commenced training in September, and began promotion to physicians in October 2011. As such, 2011 reflected only a partial year of costs associated with our contract sales organization.

        The decrease in promotion fee expense in 2011 as compared to 2010 was driven by a full year of Glumetza promotion fees for 2010 as compared to eight months in 2011, as a result of the Santarus commercialization agreement entered into in August 2011.

        As a result of the Santarus commercialization agreement entered into in August 2011, we will no longer have promotion fee expense to Santarus going forward. However, we expect selling, general and administrative expense to increase as we expect to incur a full year of costs for our sales representatives, through our contract sales organization or by directly hiring sales representatives as full-time employees of the Company. Each month we are required to pay Ventiv, our contract sales organization, a monthly fixed fee of $1.8 million plus pass-through costs during the term of our service agreement with Ventiv. The service agreement with Ventiv will expire in October 2013, however, we may terminate the service agreement with Ventiv in October 2012, which represents the one year anniversary of the deployment date of the sales representatives. We also expect to incur a full year related sales and marketing costs for Gralise in 2012 as compared to a partial year in 2011.

        The increase in selling, general and administrative expense in 2010 as compared to 2009 was primarily due to an increase in Glumetza promotion fees to Santarus which was driven by an increase in Glumetza product sales.

Gain on Settlement with Abbott Products

        In March 2011, we entered into a settlement agreement with Abbott Products which provided for (i) the immediate termination of the parties' license agreement; (ii) the transition of Gralise back to us; and (iii) a $40.0 million payment from Abbott to us made in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

Interest Income and Expense

	2011	2010	2009
Interest and other income	$557	$839	$1,050
Interest expense	(133)	(572)	(1,001)

Net interest income (expense)	$424	$267	$49

        Interest and other income decreased in 2011 as compared to 2010 due to a receipt of approximately $0.5 million in two grants from the U.S. government under the Qualifying Therapeutic Discovery Project of the Patient Protection and Affordable Care Act of 2010 for our Serada for menopausal hot flashes and DM-1992 for Parkinson's disease programs in 2010, offset by higher interest income due to higher investment balances in 2011.

        Interest and other income decreased in 2010 compared to 2009 due to lower interest income resulting from lower interest rates on investments. This decrease was partially offset by the receipt of approximately $0.5 million in two grants from the U.S. government under the Qualifying Therapeutic Discovery Project of the Patient Protection and Affordable Care Act of 2010.

        Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. Interest expense decreased in 2011 as compared to 2010 because 2011 included only a partial year of interest as the credit facility was fully repaid by July 2011.

        Interest expense decreased in 2010 as compared to 2009 as a result of a lower principal balance in 2010.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2011	2010
Cash, cash equivalents and marketable securities (in thousands)	$139,793	$76,888

        In February 2011, we received a $48.0 million milestone from Abbott Products on FDA approval of Gralise for the management of postherpetic neuralgia. In March 2011, we received an additional $40.0 million on termination of our agreement with Abbott.

        Since inception through December 31, 2011, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

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

        We paid interest only on the first tranche for the first six months at an interest rate of 11.59%. Thereafter, we were required to pay the principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments and has an interest rate of 11.59%. As of December 31, 2010, the outstanding balance on the credit facility was approximately $2.2 million at an interest rate of 11.59%. The credit facility was fully repaid in July 2011.

        As of December 31, 2011, we have accumulated net losses of $97.6 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2013. We base this expectation on our current operating plan, which may change as a result of many factors.

        Our cash needs may also vary materially from our current expectations because of numerous factors, including:

  •
  sales of our marketed products;

  •
  expenditures related to our commercialization of Gralise, including our contractual obligations to Ventiv and other arrangements we make for the commercialization of Gralise;

  •
  acquisitions or investment in complementary businesses, products or technologies.

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

        Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to support our operations. We currently do not have any other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions. If adequate funds are not available we may have to:

  •
  significantly curtail commercialization of our marketed products or other operations

  •
  obtain funds through entering into collaboration agreements on unattractive terms; and/or

  •
  delay, postpone or terminate clinical trials;

        The inability to raise any additional capital required to fund our operations could have a material adverse effect on our company.

        The following table summarizes our cash flow activities (in thousands):

	2011	2010	2009
Cash provided by (used in) operating activities	$57,651	$(2,381)	$1,838
Cash provided by (used in) investing activities	(62,188)	512	4,126
Cash provided by (used in) financing activities	6,055	(2,427)	(1,270)

        Cash provided by operating activities in 2011 was primarily as a result of the $48.0 million milestone payment and $40.0 million termination fee received from Abbott Products during the first quarter of 2011, offset by cash used to commercially launch Gralise. Cash used in operating activities in 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities in 2009 was primarily as a result of the $25.0 million upfront payment received from Abbott Products in 2009, offset by our net loss for the year.

        Net cash used in investing activities during 2011 consisted of an increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott during the first quarter of 2011. Cash provided by investing activities in 2010 and 2009 was approximately $0.5 million and $4.1 million respectively, and resulted primarily from net decreases in marketable securities to fund our operations.

        Cash provided by financing activities during 2011 consisted of $8.3 million in cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan, offset by $2.2 million repayments of principal on our credit facility. Cash used in financing activities in 2010 primarily consisted of $3.8 million in principal payments on our credit facility offset by $1.4 million of cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan. Cash used in financing activities in 2009 primarily consisted of

$3.3 million in principal payments on our credit facility offset by $2.0 million of cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations

        As of December 31, 2011, our contractual obligations are shown in the following table (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	Total
Operating leases	$1,490	$158	—	$1,648
Related parties	173	—	—	173
Contract sales organization	13,543	—	—	13,543
Purchase commitments	1,325	—	—	1,325

	$16,531	$158	$—	$16,689

        At December 31, 2011, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.3 million under our manufacturing agreement with Patheon for the manufacture of Gralise. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

        The contractual obligations reflected in the table above also exclude non-cancelable purchase orders and minimum purchase obligations of approximately $1.1 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, which will be fully reimbursed by Santarus.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company elected to adopt this guidance prospectively, effective for the Company's fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company's financial statements and is not expected to have a material impact on the Company's future operating results.

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

        In December 2011, the FASB issued a new accounting standard that requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This standard is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2011, our marketable securities available for sale consisted of U.S. Treasury bills, U.S. government agency debt securities and U.S. corporate debt with maturity dates of less than two years. Our investments in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. Treasury and government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

        As of December 31, 2011, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 to 2 years	Total
Principal amount	$62,090	$53,672	$115,762
Fair value	$62,106	$53,644	$115,750
Average interest rate	0.34%	0.45%	0.39%

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2011. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page 77 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our iprincipal accounting and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and interim principal accounting and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b)    Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and interim principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Depomed, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and the financial statement schedule listed in the index at Item 15(a) and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 8, 2012

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.     Financial Statements

    Report of Independent Registered Public Accounting Firm
    Balance Sheets
    Statements of Operations
    Statements of Cash Flows
    Statements of Shareholders' Equity
    Notes to Financial Statements

2.     Financial Statement Schedules

        Schedule II is included on page 116 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.     Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation

3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the company

3.4	(4)	Bylaws, as amended

4.1	(5)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent

10.1	(6)	1995 Stock Option Plan, as amended

10.2	(7)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan

10.3	(7)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan

10.4	(7)	Form of Exercise Notice under 1995 Stock Option Plan

10.5	(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.

10.6	(8)	Form of Indemnification Agreement between the Company and its directors and executive officers

10.7	(9)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company

10.8	(10)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC

10.9	(10)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC

10.10		2004 Equity Incentive Plan, as amended

10.11	(12)	2004 Employee Stock Purchase Plan, as amended

Exhibit		Footnote	Description of Document
10.12	+	(14)	Supply Agreement dated December 13, 2005 between the Company and Valeant Laboratories International SRL

10.13	+	(14)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Valeant Laboratories International SRL

10.14		(15)	Non-employee Director Compensation Policy, as amended

10.15		(16)	Bonus Plan of the Company, as amended

10.16		(17)	Form of Management Continuity Agreement between the Company and certain officers of the Company

10.17		(18)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling

10.18		(8)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.19		(8)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.20		(8)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.21	+	(7)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.

10.22		(11)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Valeant Laboratories International SRL

10.23		(19)	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.

10.24		(13)	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.25		(13)	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.26		(13)	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.27		(20)	Offer Letter dated April 3, 2011 between the Company and James A. Schoeneck

10.28		(20)	Separation Agreement and Release dated April 1, 2011, between the Company and Carl A. Pelzel

10.29		(20)	Management Continuity Agreement dated April 3, 2011, between the Company and James A. Schoeneck

10.30		(21)	Third Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC

10.31		(21)	Fourth Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC

10.32	+	(21)	Service Agreement, dated June 20, 2011 between the Company and Ventiv Commercial Services, LLC

Exhibit		Footnote	Description of Document
10.33	+	(22)	Commercial Manufacturing Services Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.

10.34	+	(22)	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.

10.35			Offer Letter dated December 13, 2011 between the Company and August J. Moretti

23.1			Consent of Independent Registered Public Accounting Firm

24.1			Power of Attorney (see signature page)

31.1			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck

31.2			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of August J. Moretti

32.1			Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck

32.2			Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti

101.INS		(23)	XBRL Instance Document

101.SCH		(23)	XBRL Taxonomy Extension Schema Document

101.CAL		(23)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		(23)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		(23)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		(23)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10)
Incorporated by reference to the Company's Form 10-Q filed on August 14, 2003

(11)
Incorporated by reference to the Company's Form 10-Q filed on August 7, 2007

(12)
Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-167015) filed on May 21, 2010

(13)
Incorporated by reference to the Company's Form 10-Q filed on August 8, 2008

(14)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2006

(15)
Incorporated by reference to the Company's Form 8-K filed on June 2, 2011

(16)
Incorporated by reference to the Company's Form 8-K filed on April 12, 2006

(17)
Incorporated by reference to the Company's Form 10-K filed on March 12, 2008

(18)
Incorporated by reference to the Company's Form 8-K filed on June 30, 2006

(19)
Incorporated by reference to the Company's Form 10-Q filed on May 7, 2008

(20)
Incorporated by reference to the Company's Form 10-Q filed on May 6, 2011

(21)
Incorporated by reference to the Company's Form 10-Q filed on August 2, 2011

(22)
Incorporated by reference to the Company's Form 10-Q filed on November 7, 2011

(23)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

+
Confidential treatment granted

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 8th day of March 2012.

DEPOMED, INC.
By	/s/ JAMES A. SCHOENECK James A. Schoeneck President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Schoeneck and August J. Moretti, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ JAMES A. SCHOENECK James A. Schoeneck	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2012
/s/ AUGUST J. MORETTI August J. Moretti	Chief Financial Officer (Principal Financial Officer)	March 8, 2012
/s/ PETER D. STAPLE Peter D. Staple	Chairman of the Board of Directors	March 8, 2012
/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 8, 2012

Signature

/s/ KAREN A. DAWES Karen A. Dawes	Director	March 8, 2012
/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Director	March 8, 2012
/s/ JULIAN N. STERN Julian N. Stern	Director and Secretary	March 8, 2012
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	March 8, 2012

DEPOMED, INC.

INDEX TO FINANCIAL STATEMENTS

DEPOMED, INC. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited the accompanying balance sheets of Depomed, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Depomed, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 8, 2012

DEPOMED, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,043	$22,526
Marketable securities	62,106	47,825
Accounts receivable	4,420	6,094
Receivables from collaborative partners	8,135	253
Inventories	5,395	1,571
Prepaid and other current assets	5,390	1,330

Total current assets	109,489	79,599
Marketable securities, long-term	53,644	6,537
Property and equipment, net	1,070	698
Other assets	169	197

	$164,372	$87,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	26,784	18,473
Deferred product sales	6,960	1,041
Deferred license revenue	6,032	10,665
Other current liabilities	64	635
Current portion of long-term debt	—	2,170

Total current liabilities	39,840	32,984
Deferred license revenue, non-current portion	17,932	30,926
Other long-term liabilities	682	15
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at December 31, 2011 and 2010	—	—
Common stock, no par value, 100,000,000 shares authorized; 55,506,120 and 52,957,787 shares issued and outstanding at December 31, 2011 and 2010, respectively	203,511	191,343
Accumulated deficit	(97,580)	(168,306)
Accumulated other comprehensive gain (loss)	(13)	69

Total shareholders' equity	105,918	23,106

	$164,372	$87,031

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$41,178	$45,637	$35,094
Royalties	9,997	306	1,533
License and collaborative revenue	81,798	34,821	21,101

Total revenues	132,973	80,764	57,728
Costs and expenses:
Cost of sales	5,544	8,097	5,257
Research and development expense	15,187	20,111	34,298
Selling, general and administrative expense:
Promotion fee expense	27,339	31,419	23,589
Other selling, general and administrative	54,205	17,512	16,656

Total selling, general and administrative expense	81,544	48,931	40,245
Gain on settlement agreement	(40,000)	—	—

Total costs and expenses	62,275	77,139	79,800

Income (loss) from operations	70,698	3,625	(22,072)
Other income (expenses):
Interest and other income	557	839	1,050
Interest expense	(133)	(572)	(1,001)

Total other income (expenses)	424	267	49

Net income (loss) before income taxes	71,122	3,892	(22,023)
Benefit from (provision for) income taxes	(396)	4	15

Net income (loss)	$70,726	$3,896	$(22,008)

Basic net income (loss) applicable to common stock shareholders per common share	$1.30	$0.07	$(0.43)

Diluted net income (loss) applicable to common stock shareholders per common share	$1.26	$0.07	$(0.43)

Shares used in computing basic net income (loss) per common share	54,562,820	52,533,256	51,519,912

Shares used in computing diluted net income (loss) per common share	56,089,796	53,463,749	51,519,912

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
					Accumulated Deficit		Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at Dec. 31, 2008	—	$—	51,171,377	$183,196	$(150,194)	$151	$33,153
Issuance of common stock upon exercise of options	—	—	723,985	1,702	—	—	1,702
Issuance of common stock under employee stock purchase plan	—	—	274,996	340	—	—	340
Issuance of common stock to employees	—	—	30,000	54	—	—	54
Stock-based compensation	—	—	—	2,603	—	—	2,603
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(22,008)	—	(22,008)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(118)	(118)

Comprehensive income (loss)							(22,126)

Balances at Dec. 31, 2009	—	—	52,200,358	187,895	(172,202)	33	15,726
Issuance of common stock upon exercise of options	—	—	458,962	1,034	—	—	1,034
Issuance of common stock under employee stock purchase plan	—	—	298,467	383	—	—	383
Stock-based compensation	—	—	—	2,031	—	—	2,031
Comprehensive income (loss):
Net income (loss)	—	—	—	—	3,896	—	3,896
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	36	36

Comprehensive income (loss)							3,932

Balances at Dec. 31, 2010	—	—	52,957,787	191,343	(168,306)	69	23,106
Issuance of common stock upon exercise of options	—	—	2,379,116	7,588	—	—	7,588
Issuance of common stock under employee stock purchase plan	—	—	169,217	711	—	—	711
Stock-based compensation	—	—	—	3,869	—	—	3,869
Comprehensive income (loss):
Net income (loss)	—	—	—	—	70,726	—	70,726
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(82)	(82)

Comprehensive income (loss)							70,644

Balances at Dec. 31, 2011	—	$—	55,506,120	$203,511	$(97,580)	$(13)	$105,918

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$70,726	$3,896	$(22,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	420	439	808
Stock-based compensation	3,869	2,031	2,656
Changes in assets and liabilities:
Accounts receivable	1,673	(1,316)	(2,313)
Receivables from collaborative partners	(7,881)	(98)	1,054
Inventories	(3,825)	995	283
Prepaid and other assets	(4,031)	(145)	4,219
Accounts payable and other accrued liabilities	7,811	3,075	2,485
Accrued compensation	597	234	(197)
Deferred revenue	(11,708)	(11,492)	14,851

Net cash provided by (used in) operating activities	57,651	(2,381)	1,838

Investing Activities
Purchase of property and equipment	(698)	(179)	(629)
Purchases of marketable securities	(195,162)	(71,325)	(144,567)
Maturities of marketable securities	58,495	64,531	96,396
Sales of marketable securities	75,177	7,485	52,926

Net cash provided by (used in) investing activities	(62,188)	512	4,126

Financing Activities
Principal payments on long-term debt	(2,244)	(3,843)	(3,312)
Proceeds from issuance of common stock	8,298	1,417	2,042

Net cash provided by (used in) financing activities	6,054	(2,426)	(1,270)

Net increase (decrease) in cash and cash equivalents	1,517	(4,295)	4,694
Cash and cash equivalents at beginning of year	22,526	26,821	22,127

Cash and cash equivalents at end of year	$24,043	$22,526	$26,821

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:

Interest	$133	$512	$935

Taxes	$(421)	$(5)	$(6)

See accompanying notes to Financial Statements.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed, Inc. (Depomed or the Company) was incorporated in California in 1997 and is a specialty pharmaceutical company focused on neurology, pain and other diseases of the central nervous system. The Company has two products approved by the U.S. Food and Drug Administration (FDA) that are currently being marketed. Gralise (gabapentin) is the Company's once-daily tablet for the management of postherpetic neuralgia that was launched and made commercially available in October 2011. Glumetza is the Company's once-daily treatment for adults with type 2 diabetes that is commercialized in the United States by Santarus, Inc. (Santarus). The Company also has two product candidates under clinical development, DM-1992 for Parkinson's disease and Serada for menopausal hot flashes.

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

  •
  Product Sales:

  •
  Gralise:    The Company sells Gralise to wholesalers and retail pharmacies and began shipping to customers in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, the Company offered certain launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of the time Gralise units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $6.6 million at December 31, 2011 related to Gralise product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts, launch discounts and prompt payment discounts. The Company has recognized $0.5 million in product sales, which is net of wholesaler fees, retail pharmacy discounts, prompt payment discounts, patient support programs, and government chargebacks and rebates for the year ended December 31, 2011. If the Company underestimates or overestimates patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

      In addition, the costs of manufacturing Gralise associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

    •
    Glumetza:    The Company sold and recorded product sales on shipments of Glumetza® (metformin hydrochloride extended release tablets) to wholesalers and retail pharmacies through August 2011. The Company and Santarus entered into a commercialization agreement in August 2011, under which Depomed transferred the rights to manufacture and distribute Glumetza in the United States to Santarus. Santarus commenced selling Glumetza in September 2011 and began recording product sales. See Note 2 for further information on the Santarus commercialization agreement.

    Product distributed by Depomed until August 2011 is subject to rights of return six months before product expiration and up to twelve months after product expiration. The Company recognized revenue for Glumetza sales at the time title transferred to its customers, which occurred at the time product was delivered to its customers. Revenue from sales of Glumetza were recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks and managed care rebates.

    •
    Proquin XR:    The Company sold Proquin XR up until October 2010. Given the declining prescription demand for Proquin XR, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Proquin XR until the right of return no longer exists, which occurs at the earlier of the time Proquin XR units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $0.4 million at December 31, 2011 related to Proquin XR product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts and prompt payment discounts. In addition, the costs of manufacturing Proquin XR associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time the related deferred revenue is recognized.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Product Sales Allowances—The Company recognizes products sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The Company's product sales allowances include:

  •
  Product Returns—The Company estimated product returns on sales of Glumetza that were originally distributed by the Company. The Company allows customers to return product that is within six months before and up to twelve months after its product expiration date. The shelf life of the 500mg Glumetza is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg Glumetza product shipped was 36 months from the date of tablet manufacture. The shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

    •
    Medicare Part D Coverage Gap—The Company participates in the Medicare Part D Coverage Gap Discount Program under which the Company provides rebates on prescriptions that fall within the "donut hole" coverage gap. The Company estimates and accrues rebates based on based on historical utilization and recognizes the rebate as a reduction of revenue in the same period the related revenue is recognized.

    •
    Patient Discount Programs—The Company offers patient discount card programs in which patients receive certain discounts at participating retail pharmacies that are reimbursed by the Company. The Company estimates and accrues future redemptions based on historical redemption activity.

  •
  Royalties—Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectability is reasonably assured.

    Under the commercialization agreement between the Company and Santarus, the Company receives royalties on net sales of Glumetza distributed by Santarus in the United States. Santarus commenced distributing and recording product sales on shipments of Glumetza in September 2011. Royalties from Santarus are recognized in the period earned as the royalty amounts can reliably be estimated and collectability is reasonably assured. See Note 2 for further information on the Santarus commercialization agreement.

    Royalties received under the Company's agreements with Valeant Pharmaceuticals International, Inc. (Valeant) and LG Life Sciences (LG) are recognized when the royalty payments are received as they cannot reliably be estimated.

  •
  License and Collaborative Arrangements—Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company's remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    inception of the agreement; (2) consideration earned relates to past performance, and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company's performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company's performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-Based Compensation

        Compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. Depomed estimates forfeitures based on historical experience.

        Beginning on January 1, 2010, Depomed uses historical option exercise data to estimate the expected life of the options. Prior to 2010, because of a lack of sufficient data points, the Company did not believe its historical option exercise experience provided a reasonable basis upon which to estimate expected term, and the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. This change in estimate did not have a material effect on the Company's financial statements. See Note 11 of the Notes to Financial Statements for further discussion on stock-based compensation.

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

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2011, 2010 and 2009 were $2.1 million, $0.3 million and $0.7 million, respectively.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company's available-for-sale securities are reported separately in shareholders' equity and included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 has been reflected in the Statements of Shareholders' Equity.

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

        Receivables from collaborative partners represent amounts due from Santarus per the commercialization agreement entered into in August 2011, as well as amounts due from Boehringer Ingelheim and Ironwood related to license agreements.

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

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 6 of the Notes to Financial Statements). Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and office equipment	3 - 5 years
Laboratory equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

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

(in thousands, except for per share amounts)	2011	2010	2009
Numerator:
Net income (loss)	$70,726	$3,896	$(22,008)

Denominator for basic net income (loss) per share	54,563	52,533	51,520

Net effect of dilutive common stock equivalents	1,527	931	—

Denominator for diluted net income (loss) per share:	56,090	53,464	51,520

Basic net income (loss) per share	$1.30	$0.07	$(0.43)

Diluted net income (loss) per share	$1.26	$0.07	$(0.43)

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the years ended December 31, 2011, 2010 and 2009, 1.5 million, 2.8 million and 5.6 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

Income Taxes

        Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not. See Note 15 of the Notes to the Financial Statements for further discussion on income taxes.

Segment Information

        The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company's revenues from product sales are related to sales of Glumetza, Gralise and Proquin XR in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

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

        The Company is subject to credit risk from its accounts receivable related to product sales. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 46%, 32% and 17% of product shipments for the year ended December 31, 2011. These three customers individually comprised 54%, 29% and 9%, respectively, of product sales related accounts receivable as of December 31, 2011. Three wholesale distributors represented 36%, 35% and 23% of product shipments for the year ended December 31, 2010. These three customers individually comprised 41%, 34% and 18%, respectively, of product sales related accounts receivable as of December 31, 2010. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that all of its past due accounts receivable are collectible. Accounts receivable balances related to product sales were $4.4 million and $6.1 million for the years ended December 31, 2011 and 2010, respectively.

        The Company relies on a single third-party contract manufacturer organization in Puerto Rico to manufacture Gralise. The Company also relies on two third-party suppliers for the supply of gabapentin, the active pharmaceutical ingredient in Gralise.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

Santarus, Inc.

Promotion Agreement

        In July 2008, the Company entered into a promotion agreement with Santarus, Inc. (Santarus) granting Santarus exclusive rights to promote Glumetza in the United States. Santarus paid the Company a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, was required to pay additional one-time sales milestones to the Company. Santarus began promotion of Glumetza in October 2008 and was responsible for promoting Glumetza to physicians, and was responsible for advertising and promotional marketing activities for Glumetza. Depomed was responsible for manufacturing, distribution, pharmacovigilance and regulatory affairs under the promotion agreement.

        Beginning in October 2008, Depomed began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of Glumetza product in the United States. The promotion fee was reduced to 75% of gross margin beginning in the fourth quarter of 2010. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $27.3 million, $31.4 million and $23.6 million, respectively, in promotion fee expense to Santarus related to sales of Glumetza by Depomed under the promotion agreement. Promotion fee expense is classified within selling, general and administrative expense.

        In January 2011, the Company achieved the first of the sales milestones related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011. As the milestone was achieved and related to past performance the entire $3.0 million was recognized in its entirety as milestone revenue in the first quarter of 2011.

        In August 2011, the Company and Santarus entered into commercialization agreement that superseded the promotion agreement.

Commercialization Agreement

        The commercialization agreement with Santarus granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. Under the commercialization agreement, the Company transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company ceased shipments of Glumetza in August 2011 and Santarus began distributing and recording product sales on shipments of Glumetza beginning in September 2011. Santarus continued to be responsible for promoting Glumetza to physicians, as well as advertising and promotional marketing activities for Glumetza.

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

        In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased Depomed's existing inventory of Glumetza and bulk metformin hydrochloride at cost.

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

        Under the commercialization agreement, Depomed agreed to manage the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements. Santarus will reimburse Depomed for 70% of its non-settlement out-of-pocket costs, and Depomed will reimburse Santarus for 30% of its non-settlement out-of-pocket costs related to these two existing infringement cases.

        The commercialization agreement will continue in effect for so long as Santarus commercializes branded Glumetza or authorized generic products, unless terminated sooner. Subject to 60 days prior written notice to Santarus, Depomed may terminate the agreement if Santarus fails to meet its obligations with respect to minimum promotion and expenditure obligations and fails to cure such breach within a specified time period. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months. Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been dismissed. Santarus has a voluntary right to terminate the agreement upon 120 days' written notice.

        During 2011, Depomed distributed Glumetza for the first eight months of the year, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In the final four months of the year, the distribution and sales responsibility transitioned to Santarus. Santarus sold Glumetza for the final four months of the year, recognized Glumetza product sales on those respective sales and paid Depomed a royalty equal to 26.5% of net sales.

        Royalty revenue from Santarus for the year ended 2011 was $9.6 million and represented four months of Santarus distributing Glumetza under the commercialization agreement. There were no royalty revenue amounts from Santarus in the prior year.

        The Company accounted for the transaction as a sale of a business as defined by FASB Accounting Standards Codification Topic 805, "Business Combinations". In connection with entering into the commercialization agreement with Santarus, no additional consideration was exchanged between the two parties. Accordingly, the Company did not record a gain or loss with respect to this transaction and related transfer of Glumetza manufacturing and distribution activities. As the Company will have significant continuing cash inflows with respect to receiving royalties on net sales of Glumetza by

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

Santarus, the previously reported and future activities related to Glumetza will continue to be presented in income from continuing operations in the Company's income statement.

        Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid the Company a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company's obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the manufacturing and promotion fee obligations of the Company. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the ongoing patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. The Company recognized approximately $2.0 million, $0.9 million and $0.9 million of license revenue associated with this upfront license fee for each of the years ended December 31, 2011, 2010 and 2009. The remaining deferred revenue balance related to this upfront payment is $7.8 million at December 31, 2011.

Ventiv Commercial Services, LLC

        In June 2011, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv's outsourced sales business, will provide sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv.

        Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and will pay an agreed upon fixed monthly management fee of approximately $1.8 million, which is subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of Ventiv's monthly management fee will be subject to payment by the Company only to the extent that specified performance objectives are met. The Company will also pay certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily include bonuses, travel costs and certain administrative expenses. The Company incurred $9.7 million of expense related to Ventiv during 2011.

        The agreement will expire on the second anniversary of the date on which sales representatives hired by Ventiv are deployed. The agreement is subject to early termination under certain circumstances and may be terminated by either party upon advance notice beginning in October 2012. The agreement provides for conversion of sales representatives from Ventiv employees to Depomed employees beginning in October 2012 at an agreed-upon cost per employee converted.

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

        In November 2008, the Company entered into an exclusive license agreement with Solvay Pharmaceuticals, Inc. (Solvay) granting Solvay exclusive rights to develop and commercialize Gralise for pain indications in the United States, Canada and Mexico. In February 2010, Abbott Laboratories acquired the pharmaceutical business of Solvay and Abbott Products (Abbott Products), a subsidiary of Abbott Laboratories, became responsible for the Gralise license agreement with the Company.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        In March 2010, Abbott Products submitted a New Drug Application (NDA) for Gralise to the U.S. Food and Drug Administration (FDA) for the management of postherpetic neuralgia. In May 2010, the FDA accepted the NDA filing for Gralise for postherpetic neuralgia, which triggered a $10.0 million milestone payment from Abbott Products which Depomed received in June 2010. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire $10.0 million as revenue in the second quarter of 2010.

        In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia, this triggered a $48.0 million development milestone from Abbott to the Company, which the Company received in February 2011. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire $48.0 million as revenue in the first quarter of 2011.

        In January 2011, Abbott Products notified the Company that Abbott Products did not intend to commercialize Gralise. In March 2011, the Company entered into a settlement agreement with Abbott Laboratories which provide for (i) the immediate termination of the Gralise license agreement, (ii) the transition of Gralise back to Depomed; and (iii) a $40.0 million payment to Depomed which the Company received in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

        Pursuant to the license agreement originally entered into in November 2008, Solvay paid the Company a $25.0 million upfront fee in February 2009. The upfront payment received was originally being amortized as revenue ratably until January 2013, which represented the estimated length of time the Company's development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue. The Company recognized $12.6 million, $6.2 million and $6.2 million of license revenue related this upfront fee for each of the years ended December 31, 2011, 2010 and 2009, respectively.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        The $10.0 million upfront was amortized ratably through November 2011, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. Accordingly, the Company recognized the entire $10.0 million upfront license fee during the year ended 2011.

        Under the terms of the agreement, the Company may receive an additional $2.5 million upon delivery of experimental batches of prototype formulations that meet certain specification. The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

        Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.9 million of revenue associated with the reimbursement of formulation work under the service agreement during 2011.

Ironwood Pharmaceuticals, Inc.

        In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company's Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

        In connection with the agreement, the Company received an upfront payment of $0.9 million which is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. The Company recognized approximately $0.4 million of revenue associated with this upfront license fee during the year ended December 31, 2011. The remaining deferred revenue balance related to this upfront payment is $0.5 million at December 31, 2011.

        Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.2 million of revenue associated with the reimbursement of formulation work under the agreement during 2011.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        In August 2010, Janssen paid the Company a $5.0 million upfront license fee associated with the license agreement. The $5.0 million upfront payment was amortized as revenue ratably through March 2011, which was the estimated length of time Depomed is obligated to perform formulation work under the agreements. The Company recognized approximately $1.9 million and $3.1 million of revenue associated with this upfront license fee during the years ended December 31, 2011 and 2010, respectively.

        Also in August 2010, the Company received a refundable $1.0 million prepayment for formulation work to be performed under the service agreement. Work performed by the Company under the service agreement was reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The $1.0 million prepayment was initially deferred and recognized as revenue as the Company performed the related formulation work under the service agreement. The Company recognized approximately $0.3 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the years ended December 31, 2011 and 2010, respectively. All formulation work under the agreement has been completed.

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

        Merck was also granted a right of reference to the New Drug Application covering the Company's Glumetza product in Merck's regulatory filings covering fixed dose combinations of sitagliptin and extended release metformin. In October 2010, the Company received a $2.5 million development milestone from Merck related to the acceptance of the NDA application of Merck's combination product under the agreement, Janumet® XR (sitagliptin and metformin hydrochloride extended-release tablets). As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, the Company recognized the $2.5 million milestone in its entirety as revenue during the fourth quarter of 2010.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        In February 2012, Merck received FDA approval to market Janumet XR in the United States, the Company expects Merck to begin selling Janumet XR during the first quarter of 2012 . The Company is entitled to receive very low single digit royalties on net product sales of Janumet XR through the expiration date of the licensed patents.

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

        The entire $5.5 million was accounted for as a single unit of accounting and being amortized ratably through November 2011, which was initially the estimated length of time Depomed was obligated to perform formulation work under the agreement. The development of each of the four products was to begin by November 2010. Covidien initiated development on two of the four products prior to November 2010, but also elected not to initiate development of the remaining two products under the agreement. The license rights to those two remaining products reverted back to Depomed. Depomed's formulation obligations related to the first and second products were completed in October 2009 and September 2010, respectively. Because Covidien did not elect to initiate development of the remaining two products by November 2010, Depomed's formulation obligations were completed during the fourth quarter of 2010. As Depomed no longer had any substantive continuing performance obligations, all remaining deferred revenue related to the $5.5 million in upfront license fees previously received from Covidien was fully recognized as revenue in the fourth quarter of 2010, which resulted in an immediate recognition of $1.8 million of previously deferred revenue. For the years ended December 31, 2011, 2010 and 2009, the Company recognized zero, $3.5 million and $1.8 million, respectively, of the upfront payments as license revenue.

        Through December 31, 2011, the Company also recognized a total of $2.0 million in milestone revenue under the agreement. In October 2009, the first formulation was completed by Depomed and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to Depomed in October 2009. In September 2010, the Company recognized $0.5 million on completion and delivery of the second formulation under the agreement to Covidien, and an additional $0.5 million on the first formulation under the agreement entering clinical development. In November 2011, the Company recognized $0.5 million on the second formulation under the agreement entering clinical development. Because each of the non-refundable milestones were substantive in nature, based on past performance and achievement was not reasonably assured at the inception of the agreement, each of the milestones were recognized as revenue in its entirety upon achievement.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

Patheon Puerto Rico, Inc.

        In September 2011, the Company entered into a manufacturing agreement with Patheon Puerto Rico, Inc. (Patheon), pursuant to which Patheon will manufacture, package and supply commercial quantities of Gralise.

        Under the agreement, the Company will provide rolling forecasts to Patheon of its requirements for the product, a portion of which will be considered a firm purchase order. At December 31, 2011, the Company had non-cancelable purchase orders and minimum purchase obligations of approximately $1.3 million under the manufacturing agreement with Patheon for the manufacture of Gralise. The Company may obtain a portion of its product requirements from a second manufacturing source. The Company will be responsible for providing Patheon with the active pharmaceutical ingredient in Gralise.

        The agreement will expire on May 31, 2016, subject to early termination under certain circumstances.

Valeant Pharmaceuticals International, Inc. (Formerly Biovail Laboratories, Inc.)

        In May 2002, the Company entered into a development and license agreement granting Valeant Laboratories Incorporated (Valeant) an exclusive license in the United States and Canada to manufacture and market Glumetza. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg Glumetza. In July 2005, Valeant received FDA approval to market Glumetza in the United States. In accordance with the license agreement, Valeant paid a $25.0 million license fee payment to the Company.

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

        In October 2005, the Company delivered a notice of breach to Valeant and subsequently filed suit in respect of its license agreement with Valeant, related to the failure of Valeant to make the first commercial sale of the 500mg strength Glumetza within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Valeant and entered into an amended license agreement whereby the Company granted to Valeant an exclusive license in Canada to manufacture and market the 500mg formulation of Glumetza and the Company established its right to manufacture and market the 500mg Glumetza in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the sole supplier of the 1000mg Glumetza. The Company recognized $1.6 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2011, 2010 and 2009.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

The remaining deferred revenue balance related to the $25.0 million upfront payment was $15.7 million as of December 31, 2011.

        Under the agreement, Valeant is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg Glumetza and one percent on Canadian net sales of the 1000mg Glumetza. The Company recognized royalty revenue under the agreement of $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company is obligated to pay Valeant royalties of one percent on net sales of the 500mg Glumetza in the United States. The Company recognized royalty expense under the agreement of $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        The Company also received ongoing royalty payments from Teva on sales by Teva (including IVAX) of generic Glucophage XR in the United States, which was calculated as a percentage of sales, as reported by a third-party market research company. The royalty was subject to a $2.5 million aggregate cap, which was met during the third quarter of 2009. For the year ended December 31 2009, the Company recognized $1.3 million in royalty revenue related to this arrangement. A cumulative total of $2.5 million in royalties have been recognized to date under the settlement, with no royalties remaining under the aggregate cap.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

        Securities classified as available-for-sale as of December 31, 2011 and 2010 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,629	$—	$—	$5,629
Money market funds	12,467	—	—	12,467
U.S. corporate debt securities	5,947	—	—	5,947

Total cash and cash equivalents	$24,043	$—	$—	$24,043
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	49,717	10	(9)	49.718
U.S. government agency debt securities	5,503	2	—	5,505
U.S. Treasury securities	6,870	13	—	6,883
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	17,767	7	(62)	17,712
U.S. government agency debt securities	35,906	30	(4)	35,932

Total available-for-sale securities	$115,763	$62	$(75)	$115,750

Total cash, cash equivalents and marketable securities	$139,806	$62	$(75)	$139,793

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,913	$—	$—	$3,913
Money market funds	17,613	—	—	17,613
U.S. Treasury securities	1,000	—	—	1,000

Total cash and cash equivalents	$22,526	$—	$—	$22,526
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
U.S. corporate debt securities	12,099	4	(2)	12,101
U.S. government agency debt securities	25,667	21	—	25,688
U.S. Treasury securities	10,015	21	—	10,036
Total maturing between 1 and 2 years and included in marketable securities:
U.S. corporate debt securities	—	—	—	—
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	6,512	25	—	6,537

Total available-for-sale securities	$54,293	$71	$(2)	$54,362

Total cash, cash equivalents and marketable securities	$76,819	$71	$(2)	$76,888

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

        At December 31, 2011, the Company had eighteen securities in an unrealized loss position.

        The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$22,118	$(71)	—	—	$22,118	$(71)
U.S. government agency debt securities	14,530	(4)	—	—	14,530	(4)

Total available-for-sale	$36,648	$(75)	$—	$—	$36,648	$(75)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the related unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities as of December 31, 2011.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$12,467	$—	$—	$12,467
U.S. corporate debt securities	—	73,378	—	73,378
U.S. government agency debt securities	—	41,437	—	41,437
U.S. Treasury securities	—	6,882	—	6,882

Total	$12,467	$121,697	$—	$134,164

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

        There are no financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5. INVENTORIES

        Inventories relate to the manufacturing costs of the Company's Gralise product at December 31, 2011 and Glumetza product at December 31, 2010. In August 2011, the Company sold its Glumetza inventory, at cost, to Santarus as part of the commercialization agreement. See Note 2 for further information with regards to the Santarus commercialization agreement. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$1,244	$74
Work-in-process	643	202
Finished goods	2,831	1,254
Deferred costs	677	41

Total	$5,395	$1,571

        Deferred costs represent the costs of Gralise and Proquin XR product shipped for which recognition of revenue has been deferred. See Note 4 of the Notes to Financial Statements for further discussion on inventory write-offs related to the Company's 500mg Glumetza recall in 2010.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Furniture and office equipment	$957	$821
Laboratory equipment	5,127	4,730
Leasehold improvements	3,280	3,164
Construction in Progress	56	111

	9,420	8,826
Less accumulated depreciation	(8,350)	(8,128)

Property and equipment, net	$1,070	$698

        There was no property and equipment included under capitalized leases as of December 31, 2011 or December 31, 2010. Depreciation expense was $0.3 million, $0.4 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accounts payable	$2,417	$1,655
Accrued compensation	3,235	2,638
Accrued clinical trial costs	31	307
Accrued rebates and sales discounts	2,626	2,625
Allowance for product returns	9,843	5,355
Accrued promotion fee	—	2,490
Accrued contract sales organization fees	3,365	—
Other accrued liabilities	5,267	3,403

Total accounts payable and accrued liabilities	$26,784	$18,473

NOTE 8. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred revenue, current portion:
Deferred product sales	$6,960	$1,041
Deferred license revenue, current portion:
Valeant	1,598	1,598
Santarus	3,952	905
Ironwood	482	—
Abbott Products	—	6,245
Janssen	—	1,917

Deferred license revenue, current portion	6,032	10,665

Deferred revenue, current portion	$12,992	$11,706

Deferred license revenue, non-current portion:
Valeant	14,100	15,697
Santarus	3,832	8,882
Abbott Products	—	6,347

Deferred license revenue, non-current portion	17,932	30,926

Total deferred revenue	$30,924	$42,632

        Deferred product sales as of December 31, 2011 relate to Gralise and Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy. Deferred product sales as of December 31, 2010 relate to Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8. DEFERRED REVENUE (Continued)

        Deferred license revenue relates to upfront payments received by the Company under license and collaborative agreements with its partners. At December 31, 2011 and 2010, deferred license revenue consisted primarily of upfront license fee payments received from Santarus, Abbott Products, and Valeant.

        In December 2004, the Company received a $25.0 million license fee payment under its agreements with Valeant. The $25.0 million license fee is being recognized as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation and our licensee's (Santarus) obligation to use Valeant as the sole supplier of the 1000mg Glumetza.

        In July 2008, the Company received a $12.0 million upfront payment under its promotion agreement with Santarus. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company's obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the manufacturing and promotion fee obligations of the Company. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the ongoing patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013.

        In February 2009, the Company received a $25.0 million upfront payment under its exclusive license agreement with Abbott Products. The upfront payment received was originally being amortized as revenue ratably until January 2013, which represented the estimated length of time the Company's development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011.

        In August 2010, Janssen paid the Company a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which was the estimated length of time we were obligated to perform formulation work under the agreements.

        In July 2011, Ironwood paid the Company a $0.9 million upfront license fee associated with the collaboration and license agreement. The $0.9 million is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9. LONG-TERM DEBT (Continued)

The second tranche of $5.6 million was advanced to the Company in July 2008. The third tranche of $5.6 million was not drawn and is no longer available to the Company, and GECC and Oxford waived the 2% unused line fee related to the unused portion of the credit facility.

        The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%. Thereafter we were required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. Interest expense, which includes amortization of the debt issuance costs was $0.1 million, $0.6 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The credit facility was fully repaid in July 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        In June 2011, the Company entered into amendments to its existing leases for the Company's premises located at 1330 and 1360 O'Brien Drive, Menlo Park, California, consisting of approximately 46,000 rentable square feet. The lease amendments extend the term of the existing leases for twelve months, from February 1, 2012 through January 31, 2013. All material provisions of the leases remain the same, except that the Company may not extend either of the lease terms. The lease for the Company's premises located at 1430 O'Brien Drive, consisting of approximately 9,000 rentable square feet, was not amended by the lease amendments and terminated on January 31, 2012.

        Rent expense was $1.5 million for each of the years ended December 31, 2011 and 2010, and $1.4 million for the year ended December 31, 2009.

        As of December 31, 2011 future minimum payments under operating leases for facilities and equipment were as follows (in thousands):

2012	1,490
2013	158

Total	$1,648

Manufacturing Agreements

        The Company has entered into a manufacturing arrangement with Patheon Puerto Rico (Patheon) pursuant to which Patheon will manufacture commercial quantities of Gralise for the Company. As of December 31, 2011 the Company has non-cancelable purchase orders and minimum purchase obligations to Patheon totaling approximately $1.3 million under this arrangement.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award.

        As described in Note 1 of the Notes to Financial Statements, beginning on January 1, 2010, Depomed uses historical option exercise data to estimate the expected life of the options. Prior to 2010, because of a lack of sufficient data points, the Company did not believe its historical option exercise experience provided a reasonable basis upon which to estimate expected term, and the Company estimated the expected term by using the weighted average terms of a peer group of companies that grant options with similar vesting provisions. This change in estimate did not have a material effect on the Company's financial statements. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Employee and Director Stock Options
Risk-free interest rate	0.77 - 1.99%	1.51 - 2.62%	1.64 - 2.82%
Dividend yield	None	None	None
Expected option term (in years)	4.54 - 4.84	5.19 - 5.44	5.10
Expected stock price volatility	73.9 - 76.4%	69.2 - 72.1%	65.3 - 71.1%

        The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2011, 2010 and 2011:

	2011	2010	2009
Employee Stock Purchase Plan
Risk-free interest rate	0.05 - 0.44%	0.20 - 0.78%	0.15 - 0.97%
Dividend yield	None	None	None
Expected option term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	60.1 - 76.6%	55.7 - 90.9%	86.5 - 107.8%

        The following table presents stock-based compensation expense recognized for stock options, stock awards and the ESPP in the Company's Statements of Operations (in thousands):

	2011	2010	2009
Cost of sales	$68	$19	$23
Research and development expense	668	568	885
Selling, general and administrative expense	3,133	1,444	1,748

Total	$3,869	$2,031	$2,656

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        For the year ended December 31, 2011, the Company recognized approximately $0.4 million in stock-compensation expense associated with the accelerated vesting of stock options in connection with a separation agreement and release with Carl A. Pelzel, the Company's former President and Chief Executive Officer. See Note 13 for further information with regards to the separation agreement and release.

        The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $4.38, $2.05 and $1.26, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2011, 2010 and 2009 were $2.67, $2.00 and $1.39, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $12.2 million, $0.8 million and $1.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $1.7 million and $2.1 million, respectively. At December 31, 2011, Depomed had $7.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.5 years. Cash received from stock option exercises was $7.6 million, $1.0 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2011. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the activity for the three years ended December 31, 2011 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2008	1,396,887	$3.80
Options exercised	(418,397)	2.33
Options forfeited	—	—
Options expired	(193,790)	5.07

Options outstanding at December 31, 2009	784,700	$4.28
Options exercised	(105,871)	2.01
Options forfeited	—	—
Options expired	(337,229)	4.43

Options outstanding at December 31, 2010	341,600	$4.83
Options exercised	(215,850)	4.68
Options forfeited	—	—
Options expired	(10,800)	5.31

Options outstanding at December 31, 2011	114,950	$5.05
Options exercisable and expected to become exercisable at December 31, 2011	114,950	$5.05
Options exercisable at December 31, 2011	114,950	$5.05

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	1.60	$122
Options exercisable and expected to become exercisable at December 31, 2011	1.60	$122
Options exercisable at December 31, 2011	1.60	$122

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2011 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.71 - $1.95	25,800	0.96	$1.85	25,800	$1.85
$2.90 - $4.25	20,250	1.16	3.37	20,250	3.37
$6.50	15,000	1.89	6.50	15,000	6.50
$6.76	48,900	1.96	6.76	48,900	6.76
$7.32	5,000	2.21	7.32	5,000	7.32

	114,950	1.60	$5.05	114,950	$5.05

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan is 9,250,000 shares, of which 1,364,088 were available for future issuance at December 31, 2011.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the activity for the three years ended December 31, 2011 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2008	4,182,155	$3.65
Options granted	1,267,000	2.21
Options exercised	(305,588)	2.38
Options forfeited	(341,762)	3.48
Options expired	(5,194)	5.30

Options outstanding at December 31, 2009	4,796,611	$3.32
Options granted	1,159,500	3.37
Options exercised	(353,091)	2.32
Options forfeited	(639,687)	2.60
Options expired	(22,988)	5.51

Options outstanding at December 31, 2010	4,940,345	$3.21
Options granted	2,762,181	7.35
Options exercised	(2,163,266)	3.04
Options forfeited	(639,043)	4.51
Options expired	—	—

Options outstanding at December 31, 2011	4,900,217	$5.44
Options exercisable and expected to become exercisable at December 31, 2011	4,261,152	$5.20
Options exercisable at December 31, 2011	2,055,457	$4.03

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	7.91	$4,525
Options exercisable and expected to become exercisable at December 31, 2011	7.70	$4,426
Options exercisable at December 31, 2011	6.28	$3,179

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2011 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.49 - $3.09	1,176,953	7.17	$2.42	694,266	$2.24
$3.27 - $5.08	1,000,833	6.27	3.90	796,562	3.75
$5.56 - $6.29	1,026,200	8.32	5.92	363,483	6.03
$7.12 - $8.54	1,441,231	9.08	8.09	193,854	7.71
$8.55 - $9.02	255,000	9.39	8.58	7,292	8.55

	4,900,217	7.91	$5.44	2,055,457	$4.03

NOTE 12. SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2011 was 1,500,000, of which 139,043 shares were available for future issuance.

        In 2011, the Company sold 169,217 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $4.20 with proceeds of approximately $0.7 million. In 2010, the Company sold 298,467 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $1.28 with proceeds of approximately $0.4 million.

Option Exercises

        Employees and consultants exercised options to purchase 2,379,116 shares of the Company's common stock with net proceeds to the Company of approximately $7.6 million during the year ended December 31, 2011. Employees and consultants exercised options to purchase 458,962 shares of the Company's common stock with net proceeds to the Company of approximately $1.0 million during the year ended December 31, 2010.

Shareholder Rights Plan

        On April 21, 2005, the Company adopted a shareholder rights plan, (the Rights Plan). Under the Rights Plan, the Company distributed one preferred share purchase right for each share of common stock outstanding at the close of business on May 5, 2005. If a person or group acquires 20% or more of the Company's common stock in a transaction not pre-approved by the Company's Board of Directors, each right will entitle its holder, other than the acquirer, to buy additional shares of the Company's common stock at 50% of its market value, as defined in the Rights Plan. In addition, if an

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. SHAREHOLDERS' EQUITY (Continued)

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

NOTE 13. RELATED PARTY TRANSACTIONS

Carl A. Pelzel

        In April 2011, the Company entered into a separation agreement and release with Carl A. Pelzel, the Company's former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Pelzel is being paid $520,000, which is equivalent to one year of his base salary. Payments are being made over one year, and will be reduced dollar-for-dollar by any compensation Mr. Pelzel receives in connection with employment (or full-time consulting) by another employer (or third party). The Company is also paying Mr. Pelzel's health and dental insurance COBRA premiums for up to 18 months following his separation from the Company. The separation agreement further provides for three months' accelerated vesting of Mr. Pelzel's options to purchase the Company's common stock, and a release of claims in favor of the Company. The Company incurred a one-time severance charge of approximately $1.0 million in the second quarter of 2011 with respect to this separation agreement, consisting of approximately $0.4 million in stock-based compensation related to the accelerated vesting of Mr. Pelzel's awards and approximately $0.6 million of severance expense related to future payments and health care benefits.

NOTE 14. QUALIFYING THERAPEUTIC DISCOVERY PROJECT

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15. INCOME TAXES

        The Benefit from (provision for) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$466	$10	$18
State	(858)	(1)	2
Foreign	(4)	(5)	(5)

	(396)	4	15

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$(396)	$4	$15

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	$(24,893)	$(1,323)	$7,488
State tax, net of federal benefit	(558)	(1)	2
Foreign tax	(4)	(5)	(5)
Net operating losses	25,510	1,812	(6,774)
Federal AMT	466	—	—
Other	(917)	(479)	(696)

	$(396)	$4	$15

        The Company's tax provision for the year ended December 31, 2011 is due to state taxes and foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea, offset by federal refundable credits.

        The Company's tax benefits for the years ended December 31, 2010 and 2009 is due to Federal and state refundable credits offset by foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea.

        As of December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27.0 million, which expire in the years 2021 through 2030 and federal research and development tax credits of approximately $6.4 million which expire in the years 2012 through 2030. Net operating loss carryforwards for state income tax purposes were approximately $77.0 million, which expire in the years 2017 through 2030 and state research and development tax credits were approximately $1.6 million which have no expiration date. The Company has federal alternative minimum tax credit carryforwards of approximately $10,000 that have no expiration date.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15. INCOME TAXES (Continued)

Additionally, the Company has foreign tax credit carryforwards of approximately $0.2 million, which begin to expire in 2014.

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

        Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
Deferred Tax Assets:	2011	2010
Net operating loss carryforwards	$9,700	$31,600
Tax carryforwards	4,700	7,100
In-process research and development	1,500	1,900
Capitalized research expenses	200	400
Deferred revenue	12,000	16,200
Other, net	6,600	5,100

Total deferred tax assets	34,700	62,300
Valuation allowance for deferred tax assets	(34,700)	(62,300)

Deferred tax assets, net	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $27.6 million, $2.1 million and increased by $9.1 million during the years ended December 31, 2011, 2010 and 2009 respectively.

        At December 31, 2011, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $10.3 million, which is not included in the Company's gross or net deferred tax assets.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1995 through 2011 have not been examined and the applicable statutes of limitation have not expire with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of authoritative guidance for Accounting for Uncertainty in Income Taxes, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15. INCOME TAXES (Continued)

        The following table summarizes the activity related to our unrecognized tax benefits for the 2 years ended December 31, 2011 (in thousands):

Unrecognized tax benefits—January 1, 2010	$3,226
Gross increases—prior year tax positions	166
Gross increases—current year tax positions	—
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2010	$3,392
Gross increases—current year tax positions	181
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2011	$3,573

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 16. SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following tables set forth certain Statements of Operations data for each of the eight quarters beginning with the quarter ended March 31, 2010 through the quarter ended December 31, 2011 (in thousands). This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$15,311	$16,153	$9,205	$508
Total revenues	83,101	21,218	16,522	12,132
Gross margin on product sales	13,676	14,013	8,055	(111)
Income (loss) from operations	98,809	(5,996)	(9,310)	(12,807)
Net income (loss)	98,817	(5,679)	(8,576)	(13,836)
Basic net income (loss) per share	$1.85	$(0.11)	$(0.15)	$(0.25)
Diluted net income (loss) per share	$1.77	$(0.11)	$(0.15)	$(0.25)

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16. SUMMARIZED QUARTERLY DATA (UNAUDITED) (Continued)

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

NOTE 17. SUBSEQUENT EVENTS

Merck

        In February 2012, Merck received FDA approval to market Janumet XR in the United States, and the Company expects Merck to begin selling Janumet XR during the first quarter of 2012. The Company is entitled to receive very low single digit royalties on net product sales of Janumet XR through the expiration date of the licensed patents.

Lupin

        In February 2012, the Company and its Glumetza licensee, Santarus, entered into a settlement agreement with Lupin Ltd. and its subsidiary, Lupin Pharmaceuticals, Inc., to resolve pending patent litigation involving Glumetza.

        The settlement agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2011	$8,092	$12,960	$516	$(9,009)	$12,559
Year ended December 31, 2010	$7,859	$14,060	$(50)	$(13,777)	$8,092
Year ended December 31, 2009	$3,742	$11,284	$21	$(7,188)	$7,859

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.