Form 10-Q
period 2012-03-31
DEPOMED INC
filed 2012-05-08
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 3, 2012 was 55,728,095.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,211	$24,043
Marketable securities	52,726	62,106
Accounts receivable	486	4,420
Receivables from collaborative partners	10,136	8,135
Inventories	6,554	5,395
Prepaid and other current assets	5,112	5,390
Total current assets	115,225	109,489
Marketable securities, long-term	35,634	53,644
Property and equipment, net	1,099	1,070
Other assets	1	169
	$151,959	$164,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,811	$26,784
Deferred product sales	5,047	6,960
Deferred license revenue	5,791	6,032
Other current liabilities	53	64
Total current liabilities	35,702	39,840
Deferred license revenue, non-current portion	16,545	17,932
Other long-term liabilities	677	682
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 100,000,000 shares authorized; 55,640,181 and 55,506,120 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	205,339	203,511
Accumulated deficit	(106,384)	(97,580)
Accumulated other comprehensive gain (loss)	80	(13)
Total shareholders’ equity	99,035	105,918
	$151,959	$164,372

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales	$2,109	$15,311
Royalties	9,421	165
License and collaborative revenue	5,305	67,625
Total revenues	16,835	83,101

Costs and expenses:
Cost of sales	518	1,635
Research and development expense	3,482	5,154
Selling, general and administrative expense:
Promotion fee expense	—	10,262
Other selling, general and administrative expense	21,773	7,241
Total selling, general and administrative expense	21,773	17,503
Gain on settlement agreement	—	(40,000)
Total costs and expenses	25,773	(15,708)

Income (loss) from operations	(8,938)	98,809

Other income (expense):
Interest and other income	143	79
Interest expense	—	(69)
Total other income (expense)	143	10

Net income (loss) before income taxes	(8,795)	98,819

Provision for income taxes	(9)	(2)

Net income (loss)	$(8,804)	$98,817

Basic net income (loss) per common share	$(0.16)	$1.85
Diluted net income (loss) per common share	$(0.16)	$1.77

Shares used in computing basic net income (loss) per common share	55,554,579	53,353,287
Shares used in computing diluted net income (loss) per common share	55,554,579	55,754,051

Comprehensive income (loss)	$(8,711)	$98,806

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income (loss)	$(8,804)	$98,817
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	238	149
Stock-based compensation	1,359	702
Changes in assets and liabilities:
Accounts receivable	1,935	(10,430)
Inventories	(1,158)	(1,894)
Prepaid and other assets	446	(998)
Accounts payable and other accrued liabilities	(729)	1,498
Accrued compensation	(1,260)	(1,390)
Deferred revenue	(3,542)	(6,656)
Net cash provided by (used in) operating activities	(11,515)	79,798

Investing Activities
Purchases of property and equipment	(134)	(162)
Purchases of marketable securities	(24,614)	(31,627)
Maturities of marketable securities	26,297	11,991
Sales of marketable securities	25,666	—
Net cash provided by (used in) investing activities	27,215	(19,798)

Financing Activities
Principal payments on long-term debt	—	(1,034)
Proceeds from issuance of common stock	468	2,358
Net cash provided by financing activities	468	1,324

Net increase in cash and cash equivalents	16,168	61,324
Cash and cash equivalents at beginning of period	24,043	22,526
Cash and cash equivalents at end of period	$40,211	$83,850

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2012 are not necessarily indicative of results to be expected for the entire year ending December 31, 2012 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

•                  Product Sales:

•                  Gralise: The Company sells Gralise (gabapentin) once-daily tablets to wholesalers and retail pharmacies and began shipping to customers in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, the Company offered launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of the time Gralise units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $5.0 million at March 31, 2012 related to Gralise product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts, launch discounts and prompt payment discounts. The Company has recognized $1.7 million in product sales, which is net of wholesaler fees, retail pharmacy discounts, prompt payment discounts, patient support programs, and government chargebacks and rebates for the quarter ended March 31, 2012. If the Company underestimates or overestimates patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

In addition, the costs of manufacturing Gralise associated with the deferred revenue are recorded as deferred costs, which are included in inventory until the related deferred revenue is recognized.

•                  Glumetza®: The Company sold and recorded product sales on shipments of Glumetza (metformin hydrochloride extended release tablets) to wholesalers and retail pharmacies through August 2011.  The Company and Santarus entered into a commercialization agreement in August 2011 under which Depomed transferred the rights to manufacture and distribute Glumetza in the United States to Santarus. Santarus commenced selling Glumetza in September 2011 and began recording product sales.  See Note 4 for further information on the Santarus commercialization agreement.

Product distributed by Depomed through August 2011 is subject to rights of return six months before product expiration and up to twelve months after product expiration. The Company recognized revenue for Glumetza sales at the time title transferred to its customers, which occurred at the time product was delivered to its customers.  Revenue from sales of Glumetza was recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks and managed care rebates.

•                  Product Sales Allowances - The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns - The Company estimates product returns on sales of Glumetza that was distributed by the Company. The Company allows customers to return product that is within six months before, and up to twelve months after, its product expiration date.  The shelf life of the 500mg Glumetza is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg Glumetza product shipped was 36 months from the date of tablet manufacture. The shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products. As noted earlier, the Company currently does not estimate product returns on sales of Gralise.

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

•                  Wholesaler and Retail Pharmacy Discounts - The Company offers discounts to certain wholesale distributors and retail pharmacies based on contractually determined rates. The Company accrues the applicable contractual discount on shipment to wholesale distributors and retail pharmacies and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

•                  Prompt Pay Discounts - The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the prompt payment terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

•                  Medicaid Rebates - The Company participates in Medicaid rebate programs, which provide assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services.

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

•                  Medicare Part D Coverage Gap - The Company participates in the Medicare Part D Coverage Gap Discount Program under which the Company provides rebates on prescriptions that fall within the “donut hole” coverage gap. The Company estimates and accrues rebates based on historical utilization and recognizes the rebate as a reduction of revenue in the same period the related revenue is recognized.

•                  Patient Discount Programs - The Company offers patient discount card programs in which patients receive discounts at participating retail pharmacies that are reimbursed by the Company.  The Company estimates and accrues future redemptions based on historical redemption activity.

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

Royalties received from Santarus and Merck, Inc. (Merck) are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. Companies have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company adopted the presentation requirement effective January 1, 2012 and elected to report the components of comprehensive income in one single continuous statement as part of the Condensed Statement of Operations and Comprehensive Income. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of March 31, 2012 and December 31, 2011 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$9,080	$—	$—	$9,080
Money market funds	6,731	—	—	6,731
Corporate debt securities	2,400	—	—	2,400
U.S. government agency debt securities	22,000	—	—	22,000
Total cash and cash equivalents	$40,211	$—	$—	$40,211

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	31,328	14	(9)	31,333
U.S. government agency debt securities	15,847	23	—	15,870
U.S. Treasury securities	5,518	5	—	5,523
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	16,890	43	(5)	16,928
U.S. government agency debt securities	12,214	15	—	12,229
U.S. Treasury securities	6,483	—	(6)	6,477
Total available-for-sale securities	$88,280	$100	$(20)	$88,360

Total cash, cash equivalents and marketable securities	$128,491	$100	$(20)	$128,571

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,629	$—	$—	$5,629
Money market funds	12,467	—	—	12,467
Corporate debt securities	5,947	—	—	5,947
Total cash and cash equivalents	$24,043	$—	$—	$24,043

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	49,717	10	(9)	49.718
U.S. government agency debt securities	5,503	2	—	5,505
U.S. Treasury securities	6,870	13	—	6,883
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	17,767	7	(62)	17,712
U.S. government agency debt securities	35,906	30	(4)	35,932
Total available-for-sale securities	$115,763	$62	$(75)	$115,750

Total cash, cash equivalents and marketable securities	$139,806	$62	$(75)	$139,793

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with U.S. Treasury and government agency securities, and high quality securities of U.S. and international financial and commercial institutions and, to date has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations.

At March 31, 2012 the Company had seventeen securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$15,980	$(14)	—	—	$15,980	$(14)
U.S. Treasury securities	7,485	(6)	—	—	7,485	(6)
Total available-for-sale	$23,465	$(20)	$—	$—	$23,465	$(20)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2012.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$6,731	$—	$—	$6,731
Corporate debt securities	—	50,661	—	50,661
Government agency debt securities	—	50,099	—	50,099
U.S. Treasury securities	—	12,000	—	12,000
Total	$6,731	$112,760	$—	$119,491

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

There are no financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

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

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2012	2011
Numerator:
Net income (loss)	$(8,804)	$98,817

Denominator for basic net income (loss) per share	55,555	53,353
Net effect of dilutive common stock equivalents	—	2,401
Denominator for diluted net income (loss) per share:	—	55,754

Basic net income (loss) per share	$(0.16)	$1.85
Diluted net income (loss) per share	$(0.16)	$1.77

For the three months ended March 31, 2012 and 2011, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 5.7 million and 0.5 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Santarus, Inc.

In August 2011, the Company entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008.

Under the commercialization agreement, the Company transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company ceased shipments of Glumetza in August 2011 and Santarus began distributing and recording product sales on shipments of Glumetza in September 2011. Santarus will continue to be responsible at its expense for advertising and promotional marketing activities for Glumetza.

Santarus is required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. Santarus will not pay additional sales milestones to the Company as was required under the prior promotion agreement. Royalty revenue from Santarus for the three months ended March 31, 2012 was $9.2 million.

In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased Depomed’s existing inventory of Glumetza and bulk metformin hydrochloride at cost.  Depomed is financially responsible for returns of Glumetza distributed by Depomed, up to the amount of the product returns reserve account for Glumetza product returns on the date immediately before Santarus began distributing Glumetza.  Depomed is financially responsible for Glumetza rebates and chargebacks up to the amount of its reserve accounts for those items. Santarus is responsible for all other Glumetza returns, rebates and chargebacks.

Under the commercialization agreement, Depomed is responsible for managing the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse Depomed for 70% of its out-of-pocket costs, and Depomed will reimburse Santarus for 30% of its out-of-pocket costs related to these two infringement cases.

During 2011, Depomed distributed Glumetza for the first eight months of the year, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. For the three months ended March 31, 2011, the Company recognized $10.3 million in promotion fee expense to Santarus related to sales of Glumetza by Depomed. In August 2011, the distribution and sales responsibility transitioned to Santarus, and Depomed no longer recorded sales of Glumetza and no longer was responsible for paying promotion fees to Santarus.  Accordingly, there was no promotion fee expense for the three months ended March 31, 2012.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid the Company a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the manufacturing and promotion fee obligations of the Company. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the ongoing patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. The Company recognized approximately $1.0 million and $0.2 million of license revenue associated with this upfront license fee for the three months ended March 31, 2012 and 2011, respectively. The remaining deferred revenue balance related to this upfront payment is $6.8 million at March 31, 2012.

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

Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and will pay an agreed upon fixed monthly management fee of approximately $1.8 million, which is subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of Ventiv’s monthly management fee will be subject to payment by the Company only to the extent that specified performance objectives are met. The Company will also pay certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily include bonuses, travel costs and certain administrative expenses. The Company incurred $6.8 million of expense related to Ventiv for the three months ended March 31, 2012.

The agreement will expire on the second anniversary of the date on which sales representatives hired by Ventiv were deployed. The agreement is subject to early termination under certain circumstances and may be terminated by either party upon advance notice beginning in October 2012. The agreement provides for conversion of sales representatives from Ventiv employees to Depomed employees beginning in October 2012 at an agreed-upon cost per employee converted.

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

In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia. This triggered a $48.0 million development milestone from Abbott to the Company, which the Company received in February 2011. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire $48.0 million as revenue in the first quarter of 2011.

In January 2011, Abbott Products notified the Company that Abbott Products did not intend to commercialize Gralise. In March 2011, the Company entered into a settlement agreement with Abbott Laboratories which provides for (i) the immediate termination of the Gralise license agreement, (ii) the transition of Gralise back to Depomed; and (iii) a $40.0 million payment to Depomed which the Company received in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay paid the Company a $25.0 million upfront fee in February 2009. The upfront payment received was originally being amortized as revenue ratably until January 2013, which represented the estimated length of time the Company’s development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue in the first quarter of 2011.

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

The $10.0 million upfront was amortized ratably through November 2011, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. Accordingly, the Company recognized the entire $10.0 million upfront license fee during the year ended 2011.  The Company recognized zero and $1.0 million of revenue associated with this upfront license fee during the three months ended March 31, 2012 and 2011, respectively.

Under the terms of the agreement, the Company received an additional nonrefundable $2.5 million payment in March 2012 upon delivery of experimental batches of prototype formulations that met required specifications. As the milestone event was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire amount of this payment as revenue in the quarter ended March 31, 2012.  The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended March 31, 2012 and 2011.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

In connection with the agreement, the Company received an upfront payment of $0.9 million which is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. The Company recognized approximately $0.2 million of revenue associated with this upfront license fee during the three months ended March 31, 2012. The remaining deferred revenue balance related to this upfront payment is $0.2 million at March 31, 2012, all of which is expected to be recognized as revenue in the second quarter of 2012.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the three months ended March 31, 2012.

In March 2012, the Company achieved the first milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications. The associated $1.0 million milestone payment is nonrefundable and expected to be paid during the second quarter of 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, and the collectability of the milestone is reasonably assured, the Company recognized the $1.0 million as revenue during the three months ended March 31, 2012. Under the terms of the agreement, the Company may receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which was paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest paid thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was $0.1 million for the three months ended March 31, 2011.  As all obligations under the credit facility were paid in full in July 2011, the Company incurred no interest expense for the three months ended March 31, 2012.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011

Cost of sales	$14	$19
Research and development expense	197	155
Selling, general and administrative expense	1,147	528
Total	$1,358	$702

At March 31, 2012, the Company had $8.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.7 years.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(8,804)	$98,817
Change in unrealized gains (losses) on available-for-sale securities	93	(11)
Total comprehensive income (loss)	$(8,711)	$98,806

NOTE 8.  INVENTORIES

Inventories relate to the manufacture of the Company’s Gralise product at March 31, 2012 and December 31, 2011. Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$1,184	$1,244
Work-in-process	1,437	643
Finished goods	3,430	2,831
Deferred costs	503	677
Total	$6,554	$5,395

Deferred costs at March 31, 2012 represent the costs of Gralise product shipped for which recognition of revenue has been deferred. Deferred costs at December 31, 2011 represent the costs of Gralise and Proquin XR products shipped for which recognition of revenue has been deferred.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable	$3,782	$2,417
Accrued compensation	1,974	3,235
Accrued clinical trial expense	262	31
Accrued rebates and sales discounts	2,589	2,626
Allowance for product returns	9,553	9,843
Accrued contract sales organization fees	1,302	3,365
Other accrued liabilities	5,349	5,267
Total accounts payable and accrued liabilities	$24,811	$26,784

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2012, employees and consultants exercised options to purchase 134,061 shares of the Company’s common stock with net proceeds to the Company of approximately $0.5 million.

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

NOTE 12.  INCOME TAXES

As of December 31, 2011 and March 31, 2012, the Company had $3.6 million of unrecognized tax benefits. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any new items impacting the current year operations.

NOTE 13. SUBSEQUENT EVENTS

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company is obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015.  The Lease will expire on November 30, 2022.  However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016.  In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia;

•                  the commercial success of Glumetza® (metformin hydrochloride extended-release tablets) in the United States, and the efforts of our Glumetza commercial partner, Santarus, Inc. (Santarus);

•                  the results of our ongoing litigation against filers of abbreviated New Drug Applications (each, an ANDA) to market generic Gralise in the United States;

•                  the outcome of our ongoing litigation against filers of ANDAs to market generic Glumetza in the United States;

•                  any additional patent infringement or other litigation that may be instituted related to Gralise, Glumetza or any other of our product candidates;

•                  our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the United States;

•                  our plans to in-license, acquire or co-promote other products;

•                  our plans to file a New Drug Application in the United States for Serada® for the treatment of menopausal hot flashes;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company initially focused on neurology, pain and other conditions and diseases of the central nervous system. The centerpiece of our specialty pharmaceutical business is Gralise (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched and made commercially available in October 2011. We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by Santarus in the United States. We have a number of other license and development arrangements associated with our Acuform gastroretentive drug delivery technology. In addition, we have two product candidates in clinical development, DM-1992 for Parkinson’s disease and Serada for menopausal hot flashes.

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

The following table summarizes our marketed products and product pipeline.

Commercialized Products

Product	Indication	Status

Gralise®	Postherpetic neuralgia	Currently sold in the United States. Approved by the FDA in January 2011. Launched in October 2011.

Glumetza®	Type 2 diabetes	Currently sold in the United States and Canada. United States rights held by Santarus. Canadian rights held by Valeant.

Product Pipeline

Product	Indication	Status

Serada®	Menopausal hot flashes	Three Phase 3 studies completed (Breeze 1, Breeze 2, and Breeze 3).

DM-1992	Parkinson’s disease	Phase 2 study commenced in January 2012.

Significant Developments and Highlights for the Quarter Ended March 31, 2012

•                  In January 2012, we initiated a Phase 2 clinical trial of DM-1992 for the treatment of motor symptoms associated with Parkinson’s diseases.

•                  In January 2012, Merck received FDA approval to market Janumet XR in the United States. We will receive very low single digit royalties on net product sales of Janumet XR through the expiration date of the licensed patents.

•                  In February 2012, we entered into a settlement and license agreement with Lupin to resolve our patent litigation with respect to Glumetza.

•                  In February 2012, we achieved the first milestone under our agreement with Boehringer related to delivery of experimental batches of prototype formulations that meet agreed upon specifications, which triggered a $2.5 million payment that was received in March 2012.

•                  In March 2012, we achieved the first milestone under our agreement with Ironwood related to delivery of experimental batches of prototype formulations that meet agreed upon specifications, which triggered a $1.0 million payment that is expected to be received during the second quarter of 2012.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

Gralise® (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise. Gralise product sales for the first quarter of 2012 were $1.7 million.

Ventiv Commercial Services, LLC. In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which Ventiv’s outsourced sales business, inVentiv Selling Solutions, provides us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. The sales representatives were hired in September 2011 and began promoting Gralise to physicians in October 2011. Members of sales management are our employees.

Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels. A portion of the monthly management fee is payable only on Ventiv’s achievement of specified performance objectives. We also pay certain pass-through costs of Ventiv. The agreement will expire in October 2013, two years after the date on which sales representatives hired by Ventiv are deployed, but may be terminated by either party upon advance notice after the first anniversary of the deployment date. The agreement is also subject to early termination under certain circumstances, such as a party’s uncured material breach.

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

Pursuant to the commercialization agreement, we transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. We ceased shipments of Glumetza in August 2011, and Santarus began selling Glumetza in September 2011. Santarus is responsible for advertising and promotional marketing activities for Glumetza. In November 2011, we and Santarus entered into an assignment and assumption agreement pursuant to which Santarus assumed all of our rights and obligations under our commercial manufacturing agreement with Patheon, which provides that Patheon will serve as Santarus’ sole commercial supplier of the 500mg Glumetza in the United States. Santarus pays us royalties on net product sales of Glumetza in the United States of 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product.

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

Under the commercialization agreement, we will continue to manage the ongoing patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse us for 70% of our out-of-pocket costs, and we will reimburse Santarus for 30% of its out-of-pocket costs related to these two infringement cases.

During 2011, we sold Glumetza for the first eight months of the year, recognized Glumetza product sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In August 2011, the distribution and sales responsibility transitioned to Santarus and Santarus started paying us a royalty on net sales of Glumetza. For the three months ended March 31, 2011, the Company recognized $10.3 million in promotion fee expense to Santarus related to sales of Glumetza by Depomed.

We recognized $9.2 million in royalty revenue for the three months ended March 31, 2012 under the commercialization agreement.

Litigation.

We are involved in patent litigation associated with Glumetza against Sun and Watson, as described below under “Legal Proceedings”. In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve patent litigation involving Glumetza.  The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances.

Serada® for Menopausal Hot Flashes

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

In April 2012, we completed a Type B Pre-NDA meeting with the FDA to discuss the results of our three completed Phase 3 clinical trials for Serada. Based on the results of the meeting with the FDA, we intend to prepare and file a New Drug Application with the FDA in the second half of 2012. However, we cannot be certain that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be accepted for review and/or approved.

Merck & Co., Inc.

We have received $12.5 million in upfront and milestone payments and will receive very low single digit royalties on Merck’s net sales of Janumet XR in the United States and other licensed territories through the expiration of the licensed patents under a July 2009 license agreement with Merck & Co., Inc. (Merck). The non-exclusive license agreement grants Merck a license as well as other rights to certain of our patents directed to metformin extended release technology for Janumet XR, Merck’s fixed-dose combination product for type 2 diabetes containing sitagliptin and extended release metformin that was approved by the FDA in January 2012. Merck began selling Janumet XR during the first quarter of 2012.

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

In March 2012, we received an additional $2.5 million upon delivery of experimental batches of prototype formulations that met agreed-upon specifications, and we may receive additional milestone payments based on regulatory filings and approval events, as well as royalties on worldwide net sales of products.

We were responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by us under the agreement were reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses were reimbursed.  All formulation work required by Depomed has been completed.

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

In March 2012, we achieved the first milestone under the agreement upon delivery of experimental batches of prototype formulations that met agreed-upon specifications. This triggered a nonrefundable $1.0 million milestone payment that we expect to receive during the second quarter of 2012. We may also receive milestone payments based on achievement of certain development and regulatory milestones, as well as royalties on product sales.

Under the agreement, we are responsible for assisting with initial product formulation and Ironwood is responsible for all development and commercialization of the product. The initial formulation work we perform is reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses.

DM-1992 for Parkinson’s Disease

In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson’s disease. The trial will enroll up to 45 patients at 8 U.S. centers. The trial is a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The study will assess efficacy, safety and pharmacokinetic variables. The primary endpoint for the study is change in off time as measured by patient self-assessment and clinician assessment.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2011 Annual Report on Form 10-K with the Securities and Exchange Commission on March 8, 2012. For a description of our critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Our results of operations in 2012 will differ significantly from our reported results for 2011. For example, in 2011 we recognized $48 million in milestone revenue and a $40 million gain on settlement with regard to termination of our agreement with Abbott relating to Gralise. These were one-time payments and will not recur in 2012. In 2011, we reflect eight months of Glumetza product revenue, cost of sales and corresponding promotion expense to Santarus and four months of Glumetza royalty revenue from Santarus. As a result of the restructuring of our agreement with Santarus in August 2011, we will recognize royalty revenue from Santarus in 2012, but no product revenue or promotion expense for Glumetza. In 2011, we recognized $0.5 million of revenue from sales of Gralise and a partial year of corresponding sales and marketing expense. We expect to recognize a full year of Gralise sales in 2012 and to incur a full year of sales and marketing expense in 2012. Accordingly, we expect Gralise product sales and selling, general and administrative expense to be substantially higher in 2012 than in 2011.

Three Months Ended March 31, 2012 and 2011

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Product sales:
Gralise	$1,749	$—
Glumetza	—	15,297
Proquin XR	360	14
Total product sales	2,109	15,311

Royalties:
Santarus	9,222	—
Others	199	165
Total royalty revenue	9,421	165

License and collaborative revenue:
Gralise	—	60,593
Glumetza	1,388	3,635
Boehringer Ingelheim	2,617	1,094
Janssen	—	2,250
Ironwood	1,300	—
DM-1992	—	53
Total license and collaborative revenue	5,305	67,625

Total revenues	$16,835	$83,101

Product sales

Gralise. In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of (a) the time Gralise units are dispensed through patient prescriptions or (b) expiration of the right of return. At March 31, 2012, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $5.0 million associated with the deferral of revenue on Gralise product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts. We will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.  We expect Gralise product sales to increase significantly in 2012 as compared to 2011 as 2011 only represented the first three months of selling Gralise.

Glumetza. In August 2011, we restructured our agreement with Santarus and entered into a commercialization agreement that superseded the July 2008 promotion agreement.  Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We ceased shipments of Glumetza in August 2011, and Santarus began selling Glumetza in September 2011.

Proquin XR. We ceased shipments of Proquin XR in the fourth quarter of 2010 and because of estimated significant levels of inventory at wholesalers and pharmacies in comparison to prescription demand, we deferred revenue recognition on product shipments of Proquin XR until the right of return no longer existed, which occurred at the earlier of the time Proquin XR units were dispensed through patient prescriptions or expiration of the right of return.  At March 31, 2012, all rights of return have expired and the remaining deferred revenue balance for Proquin XR of $0.4 million was recognized as revenue during the first quarter of 2012.

Royalties

Santarus. Santarus royalties relate to royalties we received from Santarus based on net sales of Glumetza in the U.S. Royalty revenue from Santarus for the three months ended March 31, 2012 was $9.2 million and represents a 29.5% royalty on Santarus’ net sales of Glumetza. There were no royalty revenue amounts from Santarus for the same period in the prior year.  We currently expect royalty revenue to increase in future periods in 2012 based on our expectation of increasing net sales of Glumetza by Santarus.

Other Royalties. In January 2012, Merck received FDA approval to market Janumet XR in the United States, and Merck began selling Janumet XR during the first quarter of 2012. We are entitled to receive very low single digit royalties on net product sales of Janumet XR through the expiration date of the licensed patents. As such, we began recognizing royalty revenue in the first quarter of 2012. Other royalties also include royalties we received from Valeant on net sales of Glumetza in Canada and from LG Life Sciences on net sales of LG’s version of Glumetza, Novamet GR, in Korea.

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

Glumetza. Glumetza license revenue for the three months ended March 31, 2012 and 2011 also consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of Glumetza in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg Glumetza.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our manufacturing and promotion fee obligations. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. We recognized approximately $1.0 million and $0.2 million of revenue associated with this upfront license fee during the three months ended March 31, 2012 and 2011, respectively. The remaining deferred revenue balance is $6.8 million at March 31, 2012.

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

Under the terms of the agreement, we received an additional nonrefundable $2.5 million payment in March 2012 upon delivery of experimental batches of prototype formulations that meet required specifications. As the milestone event was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, we recognized the entire amount of this payment as revenue during the three months ended March 31, 2012.

We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement for each of the three months ended March 31, 2012 and 2011.

Janssen.  In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which is the estimated length of time we were obligated to perform formulation work under the agreements. We recognized approximately $1.9 million of revenue associated with this upfront license fee during the first quarter of 2011.

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

Ironwood Pharmaceuticals, Inc. In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million which is being amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. We recognized approximately $0.2 million of revenue associated with this upfront license fee for the three months ended March 31, 2012. The remaining deferred revenue balance is $0.2 million at March 31, 2012.

In March 2012, we achieved a milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications. The associated $1.0 million milestone payment is nonrefundable and expected to be paid during the second quarter of 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, and the collectability of the milestone is reasonably assured, we recognized the $1.0 million as revenue during the three months ended March 31, 2012.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1  million of revenue associated with the reimbursement of formulation work under the agreement during the three months ended March 31, 2012.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise, Glumetza and Proquin XR. Total cost of sales for the three months ended March 31, 2012, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$518	$1,635

Cost of sales for the three months ended March 31, 2012 primarily relates to Gralise. Cost of sales for the three months ended March 31, 2011 primarily relates to Glumetza. We expect cost of sales to increase in 2012 as we expect product sales of Gralise to increase from current levels.

The costs of manufacturing associated with deferred revenue on Gralise product shipments are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Gain on Settlement with Abbott Products

In March 2011, we entered into a settlement agreement with Abbott Products which provided for (i) the immediate termination of the parties’ license agreement; (ii) the transition of Gralise back to Depomed; and (iii) a $40.0 million payment from Abbott to us which was paid in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three months ended March 31, 2012 as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development expense	$3,482	$5,154
Dollar change from prior year	(1,672)
Percentage change from prior year	(32)%

The decrease in research and development expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to reduced clinical research organization costs associated with our Breeze 3 Phase 3 clinical trial for Serada, which was completed in October 2011.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended March 31,
(In thousands)	2012	2011
Serada	1,100	3,253
DM-1992	963	198
Other projects	1,419	1,703
Total research and development expense	$3,482	$5,154

We anticipate filing a New Drug Application for Serada in the second half of 2012. Accordingly, our research and development expense may increase from current levels to prepare for and submit the New Drug Application filing to the FDA.  We are obligated to pay PharmaNova under our sublicense agreement for Serada a $1 million milestone on submission of a New Drug Application filing to the FDA and a $2 million milestone on FDA approval.

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

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative expense:
Promotion fee expense	$—	$10,262
Other selling, general and administrative expense	21,773	7,241
Total selling, general and administrative expense	$21,773	$17,503
Dollar change from prior year	4,270
Percentage change from prior year	24%

The increase in selling, general and administrative expense was primarily due to increased sales and marketing costs related to the launch of Gralise including marketing activities and costs associated with our contract sales organization. In March 2011, we received back from Abbott the rights to market Gralise and commenced pre-launch commercial activities to support the launch of Gralise.  During 2011, we advanced our commercial infrastructure with the hiring of employees for our sales management and marketing organizations.  In June 2011, we entered into a service agreement with Ventiv as our contract sales organization, pursuant to which Ventiv will provide 164 full-time sales representatives dedicated to promoting Gralise.  The Ventiv sales representatives were hired and commenced training in September.  In October, we initiated commercial sales of Gralise.

As a result of the Santarus commercialization agreement entered into in August 2011, we no longer have promotion fee expense to Santarus. However, we expect selling, general and administrative expense to increase as we incur costs associated with our contract sales organization and other sales and marketing expenses related to Gralise.

Interest Income and Expense

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest and other income	$143	$79
Interest expense	—	(69)
Net interest income (expense)	$143	$10

Interest and other income increased during the three months ended March 31, 2012 as compared to the corresponding period in 2011 as a result of higher investment balances.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. The credit facility was fully repaid in July 2011.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	March 31, 2012	December 31, 2012
Cash, cash equivalents and marketable securities	$128,571	$139,793

Since inception through March 31, 2012, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

As of March 31, 2012, we have accumulated net losses of $106.4 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise, including our contractual obligations to Ventiv and other arrangements we make for the commercialization of Gralise;

•                  milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•                  acquisitions or licenses of complementary businesses, products or technologies.

•                  financial terms of definitive license agreements or other commercial agreements we may enter into;

•                  results of research and development efforts;

•                  changes in the focus and direction of our business strategy and/or research and development programs;

•                  results of clinical testing requirements of the FDA and comparable foreign regulatory agencies; and

•                  expenditures related to our commercialization and development efforts, including arrangements we make for the commercialization of Serada, if the product is approved for marketing;

We will need substantial funds to:

•                  conduct research and development programs;

•                  commercialize any products we market;

•                  conduct preclinical and clinical testing; and

•                  manufacture (or have manufactured) and market (or have marketed) our marketed products and product candidates.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain support our operations. We currently do not have any other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2012 was approximately $11.5 million, compared to cash provided by operating activities of approximately $79.8 million during the three months ended March 31, 2011. Cash used in operating activities during the three months ended March 31, 2012 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities during the three months ended March 31, 2012 was primarily as a result of the $48.0 million milestone payment and $40 million termination fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2012 was approximately $27.2 million and consisted of a decrease in marketable securities to fund our operations.  Net cash used in investing activities during the three months ended March 31, 2011 was approximately $19.8 million and consisted primarily of a net increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2012 was approximately $0.5 million and consisted of proceeds from employee and consultant option exercises. Cash provided by financing activities during the three months ended March 31, 2011 was approximately $1.3 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility.

Contractual Obligations

As of March 31, 2012, our aggregate contractual obligations are as shown in the following table (in thousands):

	Less than 1 year	1-3 years	Total
Operating leases	$1,234	$29	$1,263
Related parties	43	—	43
Contract sales organization	8,028	—	8,028
Purchase commitments	642	—	642
	$9,947	$29	$9,976

At March 31, 2012, we had non-cancelable purchase orders and minimum purchase obligations of approximately $0.6 million under our manufacturing agreement with Patheon for the manufacture of Gralise. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

Pursuant to the separation agreement and release entered into with Carl A. Pelzel, our former President and Chief Executive Officer, we are obligated to pay Mr. Pelzel $43,333 per month through April 2012.

In June 2011, we entered in to a service agreement with Ventiv.  Ventiv provides us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise in the U.S. through 164 full-time sales representatives. Each month we are required to pay Ventiv a monthly fixed fee of $1.8 million during the term of the agreement. We may terminate the service agreement on the one year anniversary of the deployment date of the sales representatives. We have included an estimate of our expected contractual obligations to Ventiv based upon this fee and expected one year anniversary of deployment date of the sales representatives.

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

The contractual obligations reflected in the table above also exclude non-cancelable purchase orders and minimum purchase obligations of approximately $1.5 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, which will be fully reimbursed by Santarus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceuticals and Watson Laboratories (U.S. Generic Glumetza Litigation)

In June 2011, a lawsuit was filed in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of five (5) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340 and 7,780,987. U.S. Patent No.7,736,667 is also being asserted against Sun in the lawsuit. The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier.  Absent a court decision, the 30-month stay is expected to expire in November 2013.

In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson), for infringement of the six patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987).  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court decision, the 30-month stay is expected to expire in September 2014.

Depomed v. Lupin (U.S. Generic Glumetza Litigation)

In November 2009, a lawsuit was filed in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (Lupin), for infringement of four (4) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit was filed in response to an ANDA filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book, which includes U.S. Patent Nos.: 6,340,475; 6,488,962; 6,635,280; and 6,723,340. U.S. Patent No. 6,723,340 was subsequently removed from the litigation proceedings in an amended complaint.  In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve the litigation. The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances.  In March 2012, the litigation was dismissed in accordance with the settlement agreement.

Depomed vs. Gralise ANDA filers (U.S. Generic Gralise Litigation)

In March 2012, we filed lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), Watson Laboratories (Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  The 30-month stays expire in July 2014 and August 2014.

In April 2012, we filed lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax) and Par Pharmaceuticals (Par) for infringement of six U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to ANDAs filed by each of Impax and Par with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  The 30-month stays expire in August 2014.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In October 2011, we began commercial sales of Gralise. Other than Ventiv, with whom we have contracted to provide sales force recruiting, training, deployment and operational support for this product, we do not currently have other partners assisting us with the commercialization of Gralise. We are a small organization with limited experience selling and marketing pharmaceutical products, and we have had limited time to build the capabilities necessary to commercialize the product. We may not be able to adequately or timely build, maintain or scale the necessary sales, marketing, manufacturing, managed markets or other capabilities on our own that are required to successfully commercialize Gralise, and we may not enter into arrangements with other collaborative partners or other third parties to perform those functions on terms that are acceptable to us, if at all. If we enter into a collaborative co-promotion or licensing arrangement related to Gralise, some of the revenues we receive will depend upon the efforts of one or more third parties, which may not be successful and over which we will have little or no control.

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

In August 2011, we entered into a commercialization agreement with Santarus pursuant to which Santarus assumed broad commercial, manufacturing and regulatory responsibility for the commercialization of Glumetza and we transferred the Glumetza NDA to Santarus. The commercialization agreement replaced the promotion agreement we entered into with Santarus in July 2008. Santarus pays us royalties on net sales of Glumetza and will not pay any additional sales milestones that were required under the promotion agreement. Although we have retained rights to promote Glumetza to physicians not targeted by Santarus, we do not have any immediate plans to exercise our Glumetza co-promotion rights. As a result, the commercial success of Glumetza depends almost entirely on Santarus’ commercialization efforts. Other factors that may affect the success of our commercialization arrangement with Santarus include the following:

•                  Santarus may acquire or develop alternative products;

•                  Santarus may pursue higher-priority programs, or change the focus of its marketing programs;

•                  Santarus may in the future choose to devote fewer resources to Glumetza;

•                  Glumetza may fail to achieve greater market acceptance;

•                  the outcome of our ongoing litigation against ANDA filers seeking to prevent the ANDA filers from marketing a generic version of Glumetza in the United States;

•                  Santarus may experience financial difficulties; and

•                  Santarus may fail to comply with its obligations under our commercialization agreement.

Any of the preceding factors could affect Santarus’ commitment to the commercialization agreement, which, in turn, could adversely affect the commercial success of Glumetza. Any failure by Santarus to successfully commercialize Glumetza would have a material adverse effect on our business, financial condition and results of operations.

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

We are involved in patent infringement litigation against filers of two ANDAs to Glumetza.  In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg strengths of Glumetza prior to the expiration of the five listed U.S. patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; 6,723,340 and 7,780,987). We also are asserting U.S. Patent 7,736,667 in the lawsuit.  In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson) for infringement of U.S. Patent Nos. 6,488,962 and 7,780,987.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  We commenced both lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court decision, the 30-month stay on the Sun ANDA is expected to expire in November 2013, and the 30-month stay on the Watson ANDA is expected to expire in September 2014.  In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve patent litigation involving Glumetza we initiated in November 2009. The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances.  The introduction of one or more products generic to Glumetza would harm our business, financial condition, results of operations and cash flows.

We are involved in patent infringement litigation against filers of five ANDAs to Gralise and have received notice of the filing of a sixth ANDA to Gralise.  In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), Watson Laboratories (Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise product.  In April 2012, we filed a lawsuit in the same court against Impax Laboratories, Inc. (Impax), as well as Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par) for infringement of the same patents.  The lawsuits are in response to ANDAs filed by each of Actavis, Watson, Incepta, Par and Impax with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire in July 2014 and August 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

In April 2012, we received a Paragraph IV certification notice that from Zydus Pharmaceuticals (USA), Inc. (Zydus) advising us of the filing by Zydus of an ANDA for a generic version of Gralise 300mg tablets.  We are currently evaluating the notice. The filing of the Zydus ANDA and the other ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations and financial condition.

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

We currently have collaboration or license arrangements with Santarus, Covidien, Merck, Janssen, Boehringer Ingelheim, Ironwood and PharmaNova. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

The FDA has granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin as contemplated by the FDA’s regulations related to Orphan drug designation and exclusivity. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If the FDA grants Orphan Drug exclusivity for Gralise, the FDA may not approve another application to market the same drug for the same indication until January 2018, except in very limited circumstances. However, the FDA has not yet granted Orphan Drug exclusivity for Gralise pending its determination whether Gralise meets applicable clinical superiority requirements.

We believe a showing of clinical superiority is not required under the statute and regulations related to Orphan Drugs in effect at the time of Gralise’s Orphan Drug designation and approval. We also believe amendments to the FDA’s Orphan Drug regulations proposed in October 2011 do not apply to our pending request to grant Orphan Drug exclusivity for Gralise. According to the FDA, the proposed amendments are intended to clarify certain provisions of the regulations and make minor improvements to address issues that have arisen since the regulations were issued. If adopted as proposed, it is possible the amendments will adversely affect our request for Orphan Drug exclusivity for Gralise.

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

Companies may not promote drugs for “off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG), the FDA, and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for postherpetic pain, fibromyalgia, diabetic nerve pain and for adjunctive therapy for epileptic seizures. In August 2011, GlaxoSmithKline and Xenoport, Inc. submitted a supplemental NDA for HorizantTM (gabapentin enacarbil extended-release tablets) for the management of PHN. There may be other companies developing products competitive with Gralise of which we are unaware.

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

Our prior clinical trials evaluating Serada for menopausal hot flashes failed to meet all of their primary endpoints, and we cannot be certain that this product will be approved for marketing. The development of drug candidates is inherently difficult and uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

Each of our three Phase 3 trials evaluating Serada for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their primary endpoints. Although we have discussed the results of our Serada trials with the FDA and intend to submit a New Drug Application for Serada in the second half of 2012, we cannot be certain that the FDA will accept the New Drug Application for filing. In the event the FDA accepts a New Drug Application for Serada for filing, we cannot be certain that the New Drug Application will be approved.

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

The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA. An NDA for Serada would also rely in part on the FDA’s prior approval of Neurontin.

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

We have an exclusive sublicense from PharmaNova, Inc. to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin for other indications for use. Accordingly, physicians can already prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women, or pharmacists could in the future seek to fill future prescriptions for Serada, if any, with another manufacturer’s gabapentin. Although any such “off-label” use could violate our licensed patent, effectively monitoring compliance with our licensed patent and enforcing our patent rights against individual physicians and pharmacies may be ineffective, impractical, difficult and costly.

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three months ended March 31, 2012, we recorded total revenues of $16.8 million and for the three years ended 2011, 2010 and 2009 we recorded total revenues of $133.0 million, $80.8 million and $57.7 million, respectively. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. For the year ended December 31, 2009, we incurred a net loss of $22.0 million. We expect to incur operating losses in 2012, and we may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6.                             EXHIBITS

(a)	Exhibits
	10.1	Lease Agreement dated April 4, 2012 between the Company and BMR-Pacific Research Center LP
	10.2*	Settlement and License Agreement dated February 22, 2012 between the Company, Santarus, Inc., and Lupin Pharmaceuticals, Inc.
	31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
	31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
	32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
	32.2	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
	101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*  Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer