Form 10-Q
period 2012-06-30
DEPOMED INC
filed 2012-08-03
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 1, 2012 was 56,028,068.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$13,521	$24,043
Marketable securities	58,691	62,106
Accounts receivable	1,945	4,420
Receivables from collaborative partners	8.943	8,135
Inventories	8,029	5,395
Prepaid and other current assets	6,341	5,390
Total current assets	97,470	109,489
Marketable securities, long-term	16,819	53,644
Property and equipment, net	1,400	1,070
Intangible assets, net	26,995	—
Other assets	425	169
	$143,109	$164,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,168	$26,784
Deferred product sales	4,519	6,960
Deferred license revenue	5,550	6,032
Other current liabilities	37	64
Total current liabilities	40,274	39,840
Deferred license revenue, non-current portion	15,158	17,932
Other long-term liabilities	2,276	682
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 100,000,000 shares authorized; 55,918,318 and 55,506,120 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	207,492	203,511
Accumulated deficit	(122,162)	(97,580)
Accumulated other comprehensive gain (loss)	71	(13)
Total shareholders’ equity	85,401	105,918
	$143,109	$164,372

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$3,201	$16,153	$5,310	$31,464
Royalties	9,577	67	18,998	232
License and other revenue	1,332	4,998	6,637	72,623
Total revenues	14,110	21,218	30,945	104,319

Costs and expenses:
Cost of sales	1,442	2,140	1,960	3,775
Research and development expense	3,525	4,043	7,007	9,197
Selling, general and administrative expense:
Promotion fee expense	—	11,055	—	21,317
Other selling, general and administrative expense	25,021	9,976	46,793	17,216
Total selling, general and administrative expense	25,021	21,031	46,793	38,533
Amortization of intangible assets	105	—	105	—
Gain on settlement agreement	—	—	—	(40,000)
Total costs and expenses	30,093	27,214	55,865	11,505

Income (loss) from operations	(15,983)	(5,996)	(24,920)	92,814

Other income (expense):
Interest and other income	204	357	347	436
Interest expense	—	(39)	—	(109)
Total other income (expense)	204	318	347	327

Net income (loss) before income taxes	(15,779)	(5,678)	(24,573)	93,141

Provision for income taxes	(1)	(1)	(9)	(3)

Net income (loss)	(15,780)	(5,679)	(24,582)	93,138

Unrealized gains (losses) on available-for-sale securities	(9)	97	84	86
Comprehensive income (loss)	$(15,789)	$(5,582)	$(24,498)	$93,224

Basic net income (loss) per common share	$(0.28)	$(0.11)	$(0.44)	$1.73
Diluted net income (loss) per common share	$(0.28)	$(0.11)	$(0.44)	$1.67

Shares used in computing basic net income (loss) per common share	55,786,617	54,056,064	55,670,598	53,706,617
Shares used in computing diluted net income (loss) per common share	55,786,617	54,056,064	55,670,598	55,883,346

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income (loss)	$(24,582)	$93,138
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	320	197
Amortization of investments	484	(74)
Gain on bargain purchase	(92)	—
Allowance for inventory obsolescence	696	—
Stock-based compensation	2,541	1,867
Changes in assets and liabilities:
Accounts receivable	1,667	(1,597)
Inventories	(902)	(3,443)
Prepaid and other assets	(1,107)	(1,572)
Accounts payable and other accrued liabilities	2,545	4,074
Accrued compensation	(738)	729
Deferred revenue	(5,697)	(11,235)
Net cash (used in) provided by operating activities	(24,865)	82,084

Investing Activities
Purchases of property and equipment	(502)	(444)
Acquisition of Businesses	(26,436)	—
Purchases of marketable securities	(28,463)	(94,777)
Maturities of marketable securities	38,737	21,399
Sales of marketable securities	29,566	—
Net cash provided by (used in) investing activities	12,902	(73,822)

Financing Activities
Principal payments on long-term debt	—	(2,098)
Proceeds from issuance of common stock	1,441	7,621
Net cash provided by financing activities	1,441	5,523

Net increase in cash and cash equivalents	(10,522)	13,785
Cash and cash equivalents at beginning of period	24,043	22,526
Cash and cash equivalents at end of period	$13,521	$36,311

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) was incorporated in California in 1997 and is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The Company has developed two products approved by the U.S. Food and Drug Administration (FDA) that are currently being marketed.  Gralise® (gabapentin) is the Company’s once-daily tablet for the management of postherpetic neuralgia that was launched and made commercially available in October 2011. Glumetza® (metformin hydrochloride extended release tablets) is the Company’s once-daily treatment for adults with type 2 diabetes that is commercialized in the United States by Santarus, Inc. (Santarus).

On June 21, 2012, the Company acquired all rights to Zipsor® (diclofenac potassium) liquid filled capsules (Zipsor), from Xanodyne Pharmaceuticals, Inc (Xanodyne).  Zipsor is a non-steroidal anti-inflammatory drug (NSAID) indicated for the relief of mild to moderate acute pain in adults. The purchase price for this transaction was $26.4 million in cash for the rights to Zipsor and related inventory as well as potential milestone payments based on sales of Zipsor and assumption of certain liabilities. The Company began distributing Zipsor to wholesalers and retail pharmacies subsequent to the acquisition date. See Note 14 for further information on the acquisition of Zipsor.

The Company also has two product candidates under clinical development, DM-1992 for Parkinson’s disease and Serada for the treatment of menopausal hot flashes.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of Depomed, Inc. (the Company or Depomed) have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 2012 are not necessarily indicative of results to be expected for the entire year ending December 31, 2012 or future operating periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

•                  Product Sales:

•                  Gralise: The Company sells Gralise (gabapentin) once-daily tablets to wholesalers and retail pharmacies and began shipping to customers in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, the Company offered launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of the time Gralise units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $4.5 million at June 30, 2012 related to Gralise product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts, launch discounts and prompt payment discounts. The Company has recognized $3.2 million and $5.0 million in product sales, which is net of wholesaler fees, retail pharmacy discounts, prompt payment discounts, patient support programs, and government chargebacks and rebates for the three and six months ended June 30, 2012, respectively. If the Company underestimates or overestimates patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

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

•                  Zipsor: On June 21, 2012 (the acquisition date), the Company acquired all rights to Zipsor (diclofenac potassium) liquid filled capsules from Xanodyne and began distributing Zipsor to wholesalers and retail pharmacies. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. The Company recognizes revenue for Zipsor sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers. Revenue from sales of Zipsor is recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks. See Note 14 for further information on the acquisition of Zipsor.

•                  Product Sales Allowances - The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns - The Company estimates product returns on sales of Glumetza through August 2011 and on sales of Zipsor since the acquisition date. Under the terms of the Zipsor Asset Purchase Agreement, the Company also assumed certain liabilities relating to product returns, governmental rebates and chargebacks and patient discount programs associated with Zipsor sales that were previously recorded by Xanodyne. See Note 14 for further information on the acquisition of Zipsor.

The Company allows customers to return product that is within six months before, and up to twelve months after, its product expiration date.  The shelf life of the 500mg Glumetza is currently 48 months from the date of tablet manufacture. On product launch in August 2006 and through the second quarter of 2008, the shelf life of 500mg Glumetza product shipped was 36 months from the date of tablet manufacture. The shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

•                  License and other arrangements - Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement; (2) consideration earned relates to past performance, and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820). ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual and interim periods beginning after December 15, 2011. This ASU did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”.  The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult.  The objective of this update is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year.  Management does not expect this update to have a material effect on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of June 30, 2012 and December 31, 2011 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,640	$—	$—	$7,640
Money market funds	882	—	—	882
Corporate debt securities	4,999	—	—	4,999
Total cash and cash equivalents	$13,521	$—	$—	$13,521

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	35,512	33	(5)	35,540
Government agency debt securities	19,815	21	—	19,836
U.S. Treasury securities	3,314	1	—	3,315
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,934	14	—	4,948
U.S. government agency debt securities	5,505	10	—	5,515
U.S. Treasury securities	6,359	—	(3)	6,356
Total available-for-sale securities	$75,439	$79	$(8)	$75,510

Total cash, cash equivalents and marketable securities	$88,960	$79	$(8)	$89,031

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,629	$—	$—	$5,629
Money market funds	12,467	—	—	12,467
Corporate debt securities	5,947	—	—	5,947
Total cash and cash equivalents	$24,043	$—	$—	$24,043

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	49,717	10	(9)	49.718
U.S. government agency debt securities	5,503	2	—	5,505
U.S. Treasury securities	6,870	13	—	6,883
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	17,767	7	(62)	17,712
U.S. government agency debt securities	35,906	30	(4)	35,932
Total available-for-sale securities	$115,763	$62	$(75)	$115,750

Total cash, cash equivalents and marketable securities	$139,806	$62	$(75)	$139,793

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

At June 30, 2012 the Company had eighteen securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$16,215	$(5)	—	—	$16,215	$(5)
U.S. Treasury securities	8,370	(3)	—	—	8,370	(3)
Total available-for-sale	$24,585	$(8)	$—	$—	$24,585	$(8)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2012.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Assets:

	Level 1	Level 2	Level 3	Total
Money market funds	$882	$—	$—	$882
Corporate debt securities	—	45,487	—	45,487
Government agency debt securities	—	25,350	—	25,350
U.S. Treasury securities	—	9,672	—	9,672
Total	$882	$80,509	$—	$81,391

Liabilities:

	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$1,303	$1,303

The fair value measurement of the contingent consideration obligations arises from the Zipsor acquisition and relates to the potential future milestone payments under the Zipsor agreement which is determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation arising from the Zipsor acquisition to its estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

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

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2012	2011	2012	2011
Numerator:
Net income (loss)	$(15,780)	$(5,679)	$(24,582)	$93,138

Denominator for basic net income (loss) per share	55,787	54,056	55,671	53,707
Net effect of dilutive common stock equivalents	—	—	—	2,176
Denominator for diluted net income (loss) per share:	55,787	54,056	55,671	55,883

Basic net income (loss) per share	$(0.28)	$(0.11)	$(0.44)	$1.73
Diluted net income (loss) per share	$(0.28)	$(0.11)	$(0.44)	$1.67

For the three and six months ended June 30, 2012, 5.5 million common stock equivalents were not included in dilutive shares because their effect is anti-dilutive. For the three and six months ended June 30, 2011, the total number of antidilutive outstanding common stock equivalents excluded from the diluted net income per share computation was 4.0 million and 0.8 million, respectively.

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

Santarus is required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. Santarus will not pay additional sales milestones to the Company as was required under the prior promotion agreement. Royalty revenue from Santarus for the three and six months ended June 30, 2012 was $9.4 million and $18.6 million, respectively.

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

Under the commercialization agreement, Depomed is responsible for managing the patent infringement lawsuit against Sun Pharmaceutical Industries, Inc. (Sun) subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse Depomed for 70% of its out-of-pocket costs, and Depomed will reimburse Santarus for 30% of its out-of-pocket costs related to these two infringement cases. The Company was previously responsible for managing the patent infringement lawsuit against Lupin Limited (Lupin), which was settled in February 2012.

During 2011, Depomed distributed Glumetza for the first eight months of the year, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. For the three and six months ended June , 2011, the Company recognized $11.1 million and $21.3 million, respectively, in promotion fee expense to Santarus related to sales of Glumetza by Depomed. In August 2011, the distribution and sales responsibility transitioned to Santarus, and Depomed no longer recorded sales of Glumetza and no longer was responsible for paying promotion fees to Santarus.  Accordingly, there was no promotion fee expense in 2012.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid the Company a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the manufacturing and promotion fee obligations of the Company. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the ongoing patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. The Company recognized approximately $1.0 million and $2.0 million of license revenue associated with this upfront license fee for the three and six months ended June 30, 2012, respectively. The Company recognized approximately $0.2 million and $0.5 million of license revenue associated with this upfront license fee for the three and six months ended June 30, 2011, respectively. The remaining deferred revenue balance related to this upfront payment is $5.8 million at June 30, 2012.

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

Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and will pay an agreed upon fixed monthly management fee of approximately $1.8 million, which is subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of Ventiv’s monthly management fee will be subject to payment by the Company only to the extent that specified performance objectives are met. The Company will also pay certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily include bonuses, travel costs and certain administrative expenses. The agreement provides for conversion of sales representatives from Ventiv employees to Depomed employees beginning in September 2012 at an agreed-upon cost per employee converted.  In June 2012, the Company exercised an early termination clause under the agreement to end the agreement in September 2012 in conjunction with converting the sales representatives to Depomed employees at that time.

In May 2012, the Company entered into an additional service agreement with Ventiv that provides for a sales force of 78 part-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and will pay an agreed upon fixed monthly management fee of approximately $0.5 million, which is subject to adjustment based on actual staffing levels. The term of the agreement is for one year beginning in June 2012.

The Company incurred $7.6 million and $14.4 million of expense related to Ventiv under these two agreements for the three and six months ended June 30, 2012.

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

In January 2011, Abbott Products notified the Company that Abbott Products did not intend to commercialize Gralise. In March 2011, the Company entered into a settlement agreement with Abbott Laboratories which provided for (i) the immediate termination of the Gralise license agreement, (ii) the transition of Gralise back to Depomed; and (iii) a $40.0 million payment to Depomed which the Company received in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

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

The $10.0 million upfront was amortized ratably through November 2011, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. Accordingly, the Company recognized approximately $3.9 million and $4.9 million of revenue associated with this upfront license fee during the three and six months ended June 30, 2011, respectively.

Under the terms of the agreement, the Company received an additional nonrefundable $2.5 million payment in March 2012 upon delivery of experimental batches of prototype formulations that met required specifications. As the milestone event was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire amount of this payment as revenue in the first quarter of 2012.  The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2012, respectively. The Company recognized approximately $0.5 million and $0.6 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2011, respectively.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

In connection with the agreement, the Company received an upfront payment of $0.9 million which was amortized ratably through June 2012, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. The Company recognized approximately $0.2 million and $0.5 million of revenue associated with this upfront license fee during the three and six months ended June 30, 2012. There is no remaining deferred revenue related to this upfront payment at June 30, 2012.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the six months ended June 30, 2012.

In March 2012, the Company achieved the first milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications. The associated $1.0 million milestone payment is nonrefundable and was received in June 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, the Company recognized the $1.0 million as revenue during the first quarter of 2012. Under the terms of the agreement, the Company may receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

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

The Company paid interest only on the first tranche for the first six months at an interest rate of 11.59%.  Beginning in January 2009, the Company began principal payments on the first tranche, plus interest at such rate, which was paid in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest paid thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of debt issuance costs, was approximately $25,000 and $81,000 for the three and six months ended June 30, 2011, respectively. The credit facility was paid in full by July 2011.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of sales	$8	$14	$22	$33
Research and development expense	149	156	346	311
Selling, general and administrative expense	1,026	995	2,173	1,523
Total	$1,183	$1,165	$2,541	$1,867

At June 30, 2012, the Company had $7.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants that will be recognized over an average vesting period of 2.5 years.

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

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(15,780)	$(5,679)	$(24,582)	$93,138
Change in unrealized gains (losses) on available-for-sale securities	(9)	97	84	86
Total comprehensive income (loss)	$(15,789)	$(5,582)	$(24,498)	$93,224

NOTE 8.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$1,786	$1,244
Work-in-process	1,289	643
Finished goods	5,273	2,831
Deferred costs	377	677
Less: allowance for obsolescence	(696)	—

Total	$8,029	$5,395

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which will be amortized to cost of sales as the acquired inventories are sold.

Deferred costs at June 30 2012 represent the costs of Gralise product shipped for which recognition of revenue has been deferred. Deferred costs at December 31, 2011 represent the costs of Gralise and Proquin XR products shipped for which recognition of revenue has been deferred.

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable	$2,857	$2,417
Accrued compensation	2,497	3,235
Accrued clinical trial expense	325	31
Accrued rebates and sales discounts	3,161	2,626
Allowance for product returns	11,909	9,843
Accrued contract sales organization fees	3,560	3,365
Other accrued liabilities	5,859	5,267
Total accounts payable and accrued liabilities	$30,168	$26,784

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2012, employees and consultants exercised options to purchase 168,855 and 302,916 shares of the Company’s common stock with net proceeds to the Company of approximately $0.5 million and $1.0 million, respectively.

Employee Stock Purchase Plan

In May 2012, the Company sold 109,282 shares under the ESPP. The shares were purchased at a weighted average purchase price of $4.18 per share with proceeds of approximately $0.5 million.

NOTE 11.  RELATED PARTY TRANSACTIONS

Carl A. Pelzel

In April 2011, the Company entered into a separation agreement and release with Carl A. Pelzel, the Company’s former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Pelzel was being paid $520,000, which is equivalent to one year of his base salary.  Payments are being made over one year, and will be reduced dollar-for-dollar by any compensation Mr. Pelzel receives in connection with employment (or full-time consulting) by another employer (or third party).  The Company is also paying Mr. Pelzel’s health and dental insurance COBRA premiums for up to 18 months following his separation from the Company.  The separation agreement further provides for three months’ accelerated vesting of Mr. Pelzel’s options to purchase the Company’s common stock, and a release of claims in favor of the Company.  The Company incurred a one-time severance charge of approximately $1.0 million in the second quarter of 2011 with respect to this separation agreement, consisting of approximately $0.4 million in stock-based compensation related to the accelerated vesting of Mr. Pelzel’s awards and approximately $0.6 million of severance expense related to future payments and health care benefits.

NOTE 12.  INCOME TAXES

As of December 31, 2011 and June 30, 2012, the Company had $3.6 million and $3.6 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any new items impacting the current year operations.

NOTE 13. LEASES

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

The Company was allowed to control physical access to the premises upon signing the lease therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $12.2 million in aggregate as rent over the term of the lease for the above premises. Rent expense and deferred rent for the new lease was approximately $0.3 million for the three and six months ended June 30, 2012.

NOTE 14. BUSINESS COMBINATIONS

On June 21, 2012, the Company entered into an Asset Purchase Agreement with Xanodyne, pursuant to which Depomed acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain product related liabilities relating to Zipsor. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which Depomed’s net sales of Zipsor® products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which Depomed’s net sales of Zipsor® products exceed $60.0 million.

In accordance with the authoritative guidance for business combinations, the Asset Purchase Agreement with Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under Regulation S-X.

Pursuant to the Asset Purchase Agreement, $3.0 million of the initial payment will be held in escrow for eighteen months and applied towards the indemnification obligations of Xanodyne as set forth in the Asset Purchase Agreement.

The following table presents a summary of the purchase price consideration for the Zipsor acquisition (in thousands):

Cash for Zipsor and related inventories	$26,436
Fair Value of contingent consideration	1,303
Purchase Price	$27,739

The contingent consideration was recognized and measured at fair value as of the acquisition date and is included within other long-term liabilities in the accompanying balance sheet. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from Zipsor revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset - Zipsor product rights	$27,100
Inventories	2,428
Other assets	100
Property, plant and equipment	43
Current liabilities	(1,840)
Bargain purchase	(92)
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and six months ended June 30, 2012 was approximately $0.1 million.

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which will be amortized to cost of sales as the acquired inventories are sold. The bargain purchase amount has been recorded within Interest and other income in the accompanying condensed statement of operations and comprehensive income.

NOTE 15. SUBSEQUENT EVENTS

On July 31, 2012, the Company submitted a New Drug Application (NDA) for Serada for the treatment of menopausal hot flashes to the FDA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia, and Zipsor® (diclofenac potassium) liquid filled capsules, our NSAID for the treatment of mild to moderate pain in adults;

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

•                  any additional patent infringement or other litigation that may be instituted related to Gralise, Zipsor, Glumetza or any other of our products or product candidates;

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

•                  our need for, and ability to raise, additional capital; and

•                  our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company initially focused on pain and other conditions and diseases of the central nervous system. The centerpieces of our specialty pharmaceutical business are Gralise (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched and made commercially available in October 2011, and Zipsor (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired from Xanodyne in June 2012. We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by Santarus in the United States. We have a number of other license and development arrangements associated with our Acuform gastroretentive drug delivery technology. In addition, we have two product candidates in clinical development. We submitted a New Drug Application (NDA) in July 2012 for Serada for the treatment of menopausal hot flashes. DM-1992 is currently in Phase 2 trials for Parkinson’s disease.

We are seeking to develop and commercialize a number of pharmaceutical products for pain and other conditions and diseases of the central nervous system that can be promoted together effectively. We are actively seeking to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold through our existing sales and marketing capability.

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

The following table summarizes our marketed products and product pipeline.

Commercialized Products

Product	Indication	Status

Gralise®	Postherpetic neuralgia	Currently sold in the United States. Approved by the FDA in January 2011. Launched in October 2011.

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Approved by the FDA in June 2009. Acquired from Xanodyne in June 2012.

Glumetza®	Type 2 diabetes	Currently sold in the United States and Canada. United States rights held by Santarus. Canadian rights held by Valeant.

Product Pipeline

Product	Indication	Status

Serada®	Menopausal hot flashes	NDA filed in July 2012. Three Phase 3 studies completed (Breeze 1, Breeze 2, and Breeze 3).

DM-1992	Parkinson’s disease	Phase 2 study commenced in January 2012.

Significant Developments and Highlights for the Quarter Ended June 30, 2012

•                  In April 2012, we announced our intention to file an NDA for Serada for the treatment of menopausal hot flashes and. The NDA was submitted to the FDA in July 2012.

•                  In May 2012, we received a $1.0 million payment as a result of our achievement of the first milestone under our agreement with Ironwood related to delivery of experimental batches of prototype formulations that meet agreed upon specifications.

•                  In June 2012, we acquired all rights to Zipsor from Xanodyne in exchange for $25.9 million in cash and the assumption of certain liabilities. In addition we paid $0.5 million to acquire Zipsor inventory. We began selling Zipsor in June 2012.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

Gralise® (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise. Gralise product sales for the three and six months ended June 30, 2012 were $3.2 million and $5.0 million, respectively.

Ventiv Commercial Services, LLC. In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which Ventiv’s outsourced sales business, inVentiv Selling Solutions, provides us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise. The agreement provides for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. The sales representatives were hired in September 2011, began promoting Gralise to physicians in October 2011 and began promoting Zipsor to physicians in June 2012. Members of sales management are our employees.

Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels. A portion of the monthly management fee is payable only on Ventiv’s achievement of specified performance objectives. We also pay certain pass-through costs of Ventiv. In June 2012, we exercised an early termination clause under the agreement to end the agreement in September 2012 in conjunction with converting the sales representatives to Depomed employees.

In May 2012, we entered into an additional service agreement with Ventiv, which provides for 78 part-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels.  The initial term of the agreement is for one year, with the option to extend the agreement for a longer period.

Zipsor (diclofenac potassium) liquid-filled capsules for Mild to Moderate Acute Pain

On June 21, 2012, we entered into an Asset Purchase Agreement with Xanodyne, pursuant to which we acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain liabilities relating to Zipsor. In addition,  the agreement requires a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which our net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which our net sales of Zipsor products exceed $60.0 million. We also purchased Xanodyne’s existing inventory and samples of Zipsor for approximately $0.5 million.  We assumed responsibility for returns on product previously sold by Xanodyne with a fair value of $1.8 million as of the date of purchase. We began commercial sales of Zipsor in June 2012.

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

In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased our existing inventory of Glumetza and bulk metformin hydrochloride at cost.  We will be financially responsible for returns of Glumetza distributed by us, up to the amount of our product returns reserve account for Glumetza product returns on the date immediately before Santarus began distributing Glumetza.  We will also be financially responsible for Glumetza rebates and chargebacks up to the amount of our reserve account for those items.  Santarus will be responsible for all other Glumetza returns, rebates and chargebacks.

Under the commercialization agreement, we will continue to manage the ongoing patent infringement lawsuit against Sun Pharmaceutical Industries, Inc. (Sun), subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse us for 70% of our out-of-pocket costs, and we will reimburse Santarus for 30% of its out-of-pocket costs related to these two infringement cases. We were also responsible for managing the patent infringement lawsuit with Lupin Limited (Lupin), which was settled in February 2012.

During 2011, we sold Glumetza for the first eight months of the year, recognized Glumetza product sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In August 2011, the distribution and sales responsibility transitioned to Santarus and Santarus started paying us a royalty on net sales of Glumetza. For the three and six months ended June 30, 2011, the Company recognized $11.1 million and $21.3 million, respectively, in promotion fee expense to Santarus related to sales of Glumetza by Depomed.

We recognized $9.4 million and $18.6 million in royalty revenue for the three and six months ended June 30, 2012, respectively, under the commercialization agreement.

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

In April 2012, we completed a Type B Pre-NDA meeting with the FDA to discuss the results of our three completed Phase 3 clinical trials for Serada. Based on the results of that meeting, we submitted a New Drug Application with the FDA in July 2012. However, we cannot be certain that the FDA will determine the product candidate is sufficiently safe and effective to allow a New Drug Application to be accepted for review and/or approved.

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

In March 2012, we achieved the first milestone under the agreement upon delivery of experimental batches of prototype formulations that met agreed-upon specifications. This triggered a nonrefundable $1.0 million milestone payment which we received in May 2012. We may also receive milestone payments based on achievement of certain development and regulatory milestones, as well as royalties on product sales.

Under the agreement, we are responsible for assisting with initial product formulation and Ironwood is responsible for all development and commercialization of the product. The initial formulation work we perform is reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses.

DM-1992 for Parkinson’s Disease

In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson’s disease. The trial enrolled 34 patients at 8 U.S. centers and enrollment was completed in July 2012. The trial is a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The study will assess efficacy, safety and pharmacokinetic variables. The primary endpoint for the study is change in off time as measured by patient self-assessment and clinician assessment.

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

RESULTS OF OPERATIONS

Our results of operations in 2012 will differ significantly from our reported results for 2011. For example, in 2011 we recognized $48 million in milestone revenue and a $40 million gain on settlement with regard to termination of our agreement with Abbott relating to Gralise. These were one-time payments and will not recur in 2012. In 2011, we reflect eight months of Glumetza product revenue, cost of sales and corresponding promotion expense to Santarus and four months of Glumetza royalty revenue from Santarus. As a result of the restructuring of our agreement with Santarus in August 2011, we will recognize royalty revenue from Santarus in

2012, but no product revenue or promotion expense for Glumetza. In 2011, we recognized $0.5 million of revenue from sales of Gralise and a partial year of corresponding sales and marketing expense. We expect to recognize a full year of Gralise sales in 2012 and to incur a full year of sales and marketing expense in 2012. Accordingly, we expect Gralise product sales and selling, general and administrative expense to be substantially higher in 2012 than in 2011. In addition, we acquired Zipsor in June 2012 and a small amount of Zipsor revenue and expense is reflected in our results of operations for the quarter ended June 30, 2012.

Three and Six Months Ended June 30, 2012 and 2011

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales:
Gralise	$3,201	$—	$4,950	$—
Glumetza	—	16,153	—	31,452
Proquin XR	—	—	360	12
Total product sales	3,201	16,153	5,310	31,464

Royalties:
Santarus	9,424	—	18,646	—
Others	153	67	352	232
Total royalty revenue	9,577	67	18,998	232

License and Other revenue:
Gralise	—	—	—	60,592
Glumetza	1,387	626	2,775	4,261
Boehringer Ingelheim	—	4,372	2,617	5,466
Janssen	—	—	—	2,250
Other	(55)	—	1,245	54
Total license and other revenue:	1,332	4,998	6,637	72,623

Total revenues	$14,110	$21,218	$30,945	$104,319

Product sales

Gralise. In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of (a) the time Gralise units are dispensed through patient prescriptions or (b) expiration of the right of return. At June 30, 2012, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $4.5 million associated with the deferral of revenue on Gralise product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts. We will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.  We expect Gralise product sales and prescriptions to increase in the second half of 2012.

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

Proquin XR. We ceased shipments of Proquin XR in the fourth quarter of 2010 and because of estimated significant levels of inventory at wholesalers and pharmacies in comparison to prescription demand, we deferred revenue recognition on product shipments of Proquin XR until the right of return no longer existed, which occurred at the earlier of the time Proquin XR units were dispensed through patient prescriptions or expiration of the right of return.  At March 31, 2012, all rights of return expired and the remaining deferred revenue balance for Proquin XR was recognized as revenue during the first quarter of 2012.

Zipsor. On June 21, 2012, we acquired Zipsor from Xanodyne. Product sales for the period between the acquisition date and June 30, 2012 were immaterial. We expect Zipsor revenues to increase substantially during the remainder of 2012.

Royalties

Santarus. Santarus royalties relate to royalties we received from Santarus based on net sales of Glumetza in the U.S. Royalty revenue from Santarus for the three and six months ended June 30, 2012 was $9.4 million and $18.6 million and represents a 29.5% royalty on Santarus’ net sales of Glumetza. There were no royalty revenue amounts from Santarus for the same period in the prior year.  We currently expect royalty revenue to increase in future periods in 2012 based on our expectation of increasing net sales of Glumetza by Santarus.

Other Royalties. In January 2012, Merck received FDA approval to market Janumet XR in the United States, and Merck began selling Janumet XR during the first quarter of 2012. We currently receive very low single digit royalties on net product sales of Janumet XR. As such, we began recognizing royalty revenue in the first quarter of 2012. Other royalties also include royalties we received from Valeant on net sales of Glumetza in Canada and from LG Life Sciences on net sales of LG’s version of Glumetza, Novamet GR, in Korea.

License and other revenue

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

Glumetza. Glumetza license revenue for the three and six months ended June 30, 2012 and 2011 also consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of Glumetza in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg Glumetza.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our manufacturing and promotion fee obligations. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. We recognized approximately $1.0 million and $2.0 million of revenue associated with this upfront license fee during the three and six months ended June 30, 2012, respectively. We recognized approximately $0.2 million and $0.5 million of revenue associated with this upfront license fee during the three and six months ended June 30, 2011, respectively. The remaining deferred revenue balance is $5.8 million at June 30, 2012.

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

The $10.0 million was amortized ratably through November 2011, which was the estimated length of time we were obligated to perform formulation work under the agreements. As such the entire amount was recognized as license revenue in 2011. We recognized approximately $3.9 million and $4.9 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2011.

Under the terms of the agreement, we received an additional nonrefundable $2.5 million payment in March 2012 upon delivery of experimental batches of prototype formulations that meet required specifications. As the milestone event was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, we recognized the entire amount of this payment as revenue during the first quarter of 2012.

We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2012. We recognized approximately $0.5 million and $0.6 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2011, respectively.

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

Ironwood Pharmaceuticals, Inc. In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million which was amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. We recognized approximately $0.2 million and $0.5 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2012. There is no remaining deferred revenue related to this upfront payment at June 30, 2012.

In March 2012, we achieved a milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications. The associated $1.0 million milestone payment is nonrefundable and was received in May 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, and the collectability of the milestone is reasonably assured, we recognized the $1.0 million as revenue during the first quarter of 2012.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the three and six months ended June 30, 2012.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise, Glumetza, Zipsor and Proquin XR. Total cost of sales for the three and six months ended June 30, 2012, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$1,442	$2,140	$1,960	$3,775

Cost of sales for the three and six months ended June 30, 2012 primarily relates to Gralise and includes a $0.7 million charge related to slow-moving Gralise starter pack inventory that is not expected to be sold prior to expiry. Cost of sales for the three and six months ended June 30, 2011 primarily relates to Glumetza. We expect cost of sales to increase in 2012 as we expect product sales of Gralise to increase from current levels. We also commenced product sales of Zipsor in June 2012. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which will be amortized to cost of sales as the acquired inventories are sold.

The costs of manufacturing associated with deferred revenue on Gralise product shipments are recorded as deferred costs, which are included in inventory, until such time as the deferred revenue is recognized.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three and six months ended June 30, 2012 as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expense	$3,525	$4,043	$7,007	$9,197
Dollar change from prior year	(518)		(2,190)
Percentage change from prior year	(12.8)%		(23.8)%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Serada	$1,617	$2,486	$2,717	$5,739
DM-1992	1,160	290	2,122	488
Other projects	748	1,267	2,168	2,970
Total research and development expense	$3,525	$4,043	$7,007	$9,197

The decrease in research and development expense for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily due to reduced clinical research organization costs associated with our Breeze 3 Phase 3 clinical trial for Serada, which was completed in October 2011.

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

We submitted a New Drug Application for Serada in July 2012. We incurred a filing fee of $1.8 million and are obligated to pay PharmaNova, under our sublicense agreement for Serada, a remaining $0.7 million milestone on submission of a New Drug Application filing to the FDA. These amounts will be recorded as research and development expenses within the third quarter of 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expense:
Promotion fee expense	$—	$11,055	$—	$21,317
Other selling, general and administrative expense	25,021	9,976	46,793	17,216
Total selling, general and administrative expense	$25,021	$21,031	$46,793	$38,533
Dollar change from prior year	3,990		8,260
Percentage change from prior year	19.0%		21.4%

The increase in selling, general and administrative expense in 2012 was primarily due to increased sales and marketing costs related to the launch of Gralise including marketing activities and costs associated with our contract sales organization. In October 2011, we initiated commercial sales of Gralise and began promoting Gralise through our contract sales organization, Ventiv, providing for 164 full-time sales representatives dedicated to promoting Gralise. In June 2012, we expanded our contact sales force, adding 78 part-time sales representatives through Ventiv dedicated to promoting Gralise. In the third quarter of 2012, we anticipate converting the 164 full-time sales representative sales force from a contract sales force to full-time employees of Depomed. This conversion is not expected to materially change selling, general and administrative expense.  However, we expect selling, general and administrative expense to increase from the current run-rate as a result of the addition of the 78 part-time sales representative sales force in June 2012 and marketing expenses related to Zipsor, which we acquired in June 2012.

As a result of the Santarus commercialization agreement entered into in August 2011, we no longer have promotion fee expense to Santarus.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Amortization of intangible assets	$105	$—	$105	$—

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and six months ended June 30, 2012 was approximately $0.1 million.

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

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest and other income	$204	$357	$347	$436
Interest expense	—	(39)	—	(109)
Net interest income (expense)	$204	$318	$347	$327

Interest and other income for the three months ended June 30, 2012 include $0.1 million in respect of the gain from a bargain purchase relating to the Zipsor acquisition.

Interest expense relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. The credit facility was fully repaid in July 2011.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$89,031	$139,793

The decrease in cash, cash equivalents and marketable securities is attributable to the $26.4 million that we paid for the Zipsor acquisition and the utilization of cash to finance our operations.

Since inception through June 30, 2012, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

As of June 30, 2012, we have accumulated net losses of $122.2 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise and Zipsor, including our contractual obligations to Ventiv and other arrangements we make for the commercialization of Gralise and Zipsor;

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

•                  changes in the focus and direction of our business strategy and/or research and development programs; and

•                  results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

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

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2012 was approximately $24.9 million, compared to cash provided by operating activities of approximately $82.1 million during the six months ended June 30, 2011. Cash used in operating activities during the six months ended June 30, 2012 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities during the six months ended June 30, 2011 was primarily as a result of the $48.0 million milestone payment and $40 million termination fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2012 was approximately $12.9 million and consisted of a decrease in marketable securities to fund our operations offset by the acquisition of Zipsor for $26.4 million in cash in June 2012.  Net cash used in investing activities during the six months ended June 30, 2011 was approximately $73.8 million and consisted primarily of a net increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2012 was approximately $1.4 million and consisted of proceeds from employee and consultant option exercises. Cash provided by financing activities during the six months ended June 30, 2011 was approximately $5.5 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility.

Contractual Obligations

As of June 30, 2012, our aggregate contractual obligations are as shown in the following table (in thousands):

				More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total

Operating leases	$1,065	$2,375	$2,499	$7,555	$13,494
Contract sales organization	7,037	—	—	—	7,037
Purchase commitments	2,586	—	—	—	2,586
	$10,688	$2,375	$2,499	$7,555	$23, 117

At June 30, 2012, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.7 million under our manufacturing agreement with Patheon for the manufacture of Gralise, approximately $0.3 under our manufacturing agreement with Accucaps Industries Limited (Accucaps) and approximately $0.6 million under our manufacturing agreement with Mikart, Inc for the manufacture of Zipsor. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In June 2011, we entered in to a service agreement with Ventiv. Ventiv provides us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise and Zipsor in the U.S. through 164 full-time sales representatives. Each month we were required to pay Ventiv a monthly fixed fee of $1.8 million during the term of the agreement. The agreement is expected to end in September 2012.

In May 2012, the Company entered into a service agreement with Ventiv which provides for a sales force of 78 part-time sales representatives dedicated to the Company, all of whom are employees of Ventiv. Under the terms of the agreement, we are required to pay Ventiv a monthly fixed fee of $0.5 million during the term of the agreement. The term of the agreement is for one year beginning in June 2012.

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. Operating lease payments include rent payments for this facility as well as rent payments for our Menlo Park facility.

The contractual obligations reflected in this table exclude $2.7 million of contingent milestone payments we may be obligated to pay in the future under our sublicense agreement with PharmaNova related to the development of Serada. The payments relate to various milestones for the product candidate under the sublicense agreement, including submission to the FDA of an NDA, and FDA approval of an NDA. The above table also excludes any future royalty payments we may be required to pay on products we have licensed.

The contractual obligations reflected in the above table also exclude $1.3 million of contingent milestone payments we may be obligated to pay in the future under our Zipsor agreement.

The table above also exclude non-cancelable purchase orders and minimum purchase obligations of approximately $2.1 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, which will be fully reimbursed by Santarus.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceuticals and Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (Sun), for infringement of five (5) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340 and 7,780,987. U.S. Patent No.7,736,667 is also being asserted against Sun in the lawsuit. The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier.  A claim construction hearing, known as a “Markman hearing,” was conducted before Judge Pisano on July 18, 2012.  Absent a court order, the 30-month stay is expected to expire in November 2013.

In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson), for infringement of six patents, including the two patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987).  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in September 2014.

Depomed v. Gralise ANDA Filers

In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc. — Florida, Watson Pharma, and Watson Laboratories (collectively Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014.

In April 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax) and Par Pharmaceuticals (Par) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to ANDAs filed by each of Impax and Par with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stays are expected to expire in September 2014.

In May 2012, we filed lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to the ANDAs filed by Zydus with the FDA regarding Zydus’s intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stays are expected to expire in October and November 2014.

On June 13, 2012, the Court held the Case Management Conference.  The Court ordered all three suits to be consolidated for purposes of all pretrial proceedings.  The Pretrial Conference in the suits is scheduled for March 13, 2014.  No specific trial date has been set.  We further expect a Markman hearing to occur in the spring 2013.  A specific date as of now has not been set.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, which amended and restated the risk factors previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2011.

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

If we are not able to successfully commercialize Gralise and Zipsor, our business will suffer.

In October 2011, we began commercial sales of Gralise. In June 2012, we acquired and began commercial sales of Zipsor.  As a company, we have limited experience selling and marketing pharmaceutical products. We may not be able to adequately maintain or scale the necessary sales, marketing, manufacturing, managed markets or other capabilities on our own that are required to successfully commercialize Gralise and Zipsor, and we may not enter into arrangements with other collaborative partners or other third parties to perform those functions on terms that are acceptable to us, if at all. If we enter into a collaborative co-promotion or licensing arrangement related to Gralise or Zipsor, some of the revenues we receive will depend upon the efforts of one or more third parties, which may not be successful and over which we will have little or no control.

Our third-party contractors and partners may not perform as required under their contracts with us or as expected. If our management of collaborative partners and third-party contractors is not effective or such partners or contractors do not perform as required or as expected, the commercial acceptance and success of Gralise and Zipsor may be limited and our business, financial condition and results of operations would be materially and adversely affected.

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

If we are unable to successfully integrate Zipsor in a cost-effective and non-disruptive manner, our business will suffer.

In June 2012, we acquired Zipsor from Xanodyne.  We do not have experience acquiring and integrating new products and we do not know if we will be able to successfully integrate Zipsor with our existing business. Integrating Zipsor may be expensive and time consuming, disrupt our ongoing business and distract our management and our sales force. If we are unable to integrate Zipsor effectively, our business will suffer and we will need to perform an impairment test on the related intangible asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset. Such a charge could have a material adverse effect on our results of operations and financial condition.

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

We are involved in patent infringement litigation against filers of six ANDAs to Gralise. In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), Watson Laboratories (Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise product.  In April 2012, we filed a lawsuit in the same court against Impax Laboratories, Inc. (Impax), as well as Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par) for infringement of the same patents.  In May 2012, we filed a lawsuit in the same court against Zydus Pharmaceuticals USA (Zydus) for infringement of the same patents. The lawsuits are in response to ANDAs filed by each of Actavis, Watson, Incepta, Par, Impax and Zydus with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and September 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

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

We depend on third parties that are single source suppliers to manufacture Gralise, Zipsor and our product candidates. If these suppliers are unable to manufacture and supply Gralise, Zipsor or our product candidates, our business will suffer.

Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011 and our sole supplier of Serada.  Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012.  We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, could adversely affect our business, results of operation and financial condition.

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

All marketing activities associated with Gralise, Zispor and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG), the FDA, and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the OIG or the FDA takes the position that we are or may be out of compliance with the requirements and restrictions described above, and we are investigated for or found to have improperly promoted off-label uses, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.  In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

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

We may be unable to compete successfully in the pharmaceutical industry.

Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for postherpetic pain, fibromyalgia, diabetic nerve pain, for adjunctive therapy for epileptic seizures and nerve pain associated with spinal cord injury. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market HorizantTM (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

Diclofenac, the active pharmaceutical ingredient in Zipsor, is a non-steroidal anti-inflammatory drug (NSAID) that is approved in the United States for the treatment of mild to moderate pain and inflammation, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications.  Other drugs are in clinical development to treat acute pain.

Bristol-Myers Squibb is currently selling a sustained release formulation of metformin, Glucophage XR, with which Glumetza competes. A limited license that Bristol-Myers Squibb obtained from us under a November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza.  Several other companies have received FDA approval for and are selling an extended-release metformin product.  There are a number other products prescribed for Type 2 diabetes that are competitive with Glumetza, and there are a number of products under development for the treatment of Type 2 diabetes that may become competitive with Glumetza in the future.

Competition in the pharmaceutical industry is intense. We expect competition to increase. Competing products developed in the future may prove superior to our products.  Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do.

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

Each of our three Phase 3 trials evaluating Serada for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their primary endpoints. Although we have discussed the results of our Serada trials with the FDA and submitted a New Drug Application for Serada in July 2012, we cannot be certain that the FDA will accept the New Drug Application for filing. In the event the FDA accepts a New Drug Application for Serada for filing, we cannot be certain that the New Drug Application will be approved.

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

We have an exclusive sublicense from PharmaNova, Inc. (PharmaNova) to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin for other indications for use. Accordingly, physicians can already prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women, or pharmacists could in the future seek to fill future prescriptions for Serada, if any, with another manufacturer’s gabapentin. Although any such “off-label” use could violate our licensed patent, effectively monitoring compliance with our licensed patent and enforcing our patent rights against individual physicians and pharmacies may be ineffective, impractical, difficult and costly.

In the event the FDA approves our New Drug Application for Serada based on the results of our three completed Phase 3 clinical trials and we initiate commercial sales of Serada, such competition would reduce any revenues generated by such sales.

Our collaborators and licensors may not adequately protect our intellectual property rights.

In addition to our exclusive sublicense of the University of Rochester patent from PharmaNova, we hold an exclusive worldwide license from AAIPharma Inc. (AAIPharma) that includes rights to:  (i) an issued U.S. patent with claims to the formulation of a pharmaceutical product, such as Zipsor, that consists of the formulation technology ProSorb® in combination with diclofenac; and (ii) four issued U.S. patents that expire in 2029 with claims to uses of certain diclfenac formulations (including Zipsor) for certain pain conditions.  The ProSorb technology patent expires in 2019 and includes claims to the use of ProSorb to facilitate the rapid, consistent and complete absorption of diclofenac from the gastrointestinal tract.

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if these third parties do not, our ability to maintain and defend our intellectual property rights may be comprised by the acts or omissions of these third parties.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. One element of our business strategy is to actively seek to acquire products or companies, and to in-license or seek co-promotion rights to products that could be sold by our sales force. Other than our contingent milestone payment obligations to Xanodyne relating to our sales of Zipsor, we have no current commitments with respect to any acquisition, in-licensing or co-promotion. We do not know if we would be able to successfully complete any acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we were to be unable to integrate any acquired businesses, products or technologies effectively, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could adversely affect our operating results.

Our operating results may fluctuate and affect our stock price.

The following factors will affect our operating results and may result in a material adverse effect on our stock price:

•                  the degree of commercial success of Gralise, Zipsor and Glumetza;

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the six months ended June 30, 2012, we recorded total revenues of $30.9 million. for the three years ended 2011, 2010 and 2009 we recorded total revenues of $133.0 million, $80.8 million and $57.7 million, respectively. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. For the year ended December 31, 2009, we incurred a net loss of $22.0 million. We expect to incur operating losses in 2012, and we may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)   Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3 (3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4 (4)	Bylaws, as amended
4.1 (5)	Rights Agreement, dated as of April 21, 2005, between the Company and Continental Stock Transfer and Trust Company as Rights Agent
10.1 †	Asset Purchase Agreement between Depomed , Inc. and Xanodyne, Inc.
10.2 †	2004 Employee Stock Purchase Plan (as amended May 15, 2012)
10.3 †	Form of Management Continuity Agreement between the Company and certain officers of the Company
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101 *	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

†           Filed herewith

(1)        Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)

(2)        Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003

(3)        Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005

(4)        Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005

(5)        Incorporated by reference to the Company’s Form 8-A filed on April 22, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer