Form 10-Q/A
period 2012-06-30
DEPOMED INC
filed 2012-08-13
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Depomed, Inc. (Depomed or the Company) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 3, 2012 (the “Form 10-Q”), for the sole purpose of correcting errors within its Interactive Data File included in the Form 10-Q filing as Exhibit 101. In the previously-furnished Interactive Data File, Note 2 - Cash, cash equivalents and marketable securities was not block-text tagged and tables from the block-text tagging of Note 7 - Comprehensive income (loss) and Note 9 - Accounts payable and accrued liabilities were not included. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a)   Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3 (3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4 (4)	Bylaws, as amended
4.1 (5)	Rights Agreement, dated as of April 21, 2005, between the Company and Continental Stock Transfer and Trust Company as Rights Agent
10.1 †	Asset Purchase Agreement between Depomed , Inc. and Xanodyne, Inc.
10.2 †	2004 Employee Stock Purchase Plan (as amended May 15, 2012)
10.3 †	Form of Management Continuity Agreement between the Company and certain officers of the Company
31.1 †	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2 †	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1 †	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2 †	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101 *	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

†           Previously filed

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

(2)         Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003

(3)         Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005

(4)         Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005

(5)         Incorporated by reference to the Company’s Form 8-A filed on April 22, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer