Form 10-Q
period 2012-09-30
DEPOMED INC
filed 2012-11-05
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 2, 2012 was 56,103,162.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$27,372	$24,043
Marketable securities	52,537	62,106
Accounts receivable	4,848	4,420
Receivables from collaborative partners	10,054	8,135
Inventories	7,795	5,395
Prepaid and other current assets	2,748	5,390
Total current assets	105,354	109,489
Marketable securities, long-term	7,749	53,644
Property and equipment, net	5,250	1,070
Intangible assets, net	26,037	—
Other assets	526	169
	$144,916	$164,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,240	$26,784
Deferred product sales	4,535	6,960
Deferred license revenue	5,781	6,032
Other current liabilities	332	64
Total current liabilities	42,888	39,840
Deferred license revenue, non-current portion	13,770	17,932
Other long-term liabilities	2,610	682
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 100,000,000 shares authorized; 56,085,641 and 55,506,120 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	209,217	203,511
Accumulated deficit	(123,657)	(97,580)
Accumulated other comprehensive gain (loss)	88	(13)
Total shareholders’ equity	85,648	105,918
	$144,916	$164,372

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Product sales	$9,684	$9,205	$14,994	$40,669
Royalties	12,201	2,179	31,199	2,412
License and other revenue	11,397	5,138	18,033	77,760
Total revenues	33,282	16,522	64,226	120,841

Costs and expenses:
Cost of sales	1,763	1,150	3,723	4,925
Research and development expense	5,270	3,208	12,277	12,405
Selling, general and administrative expense:
Promotion fee expense	—	6,023	—	27,339
Other selling, general and administrative expense	26,832	15,451	73,625	32,667
Total selling, general and administrative expense	26,832	21,474	73,625	60,006
Amortization of intangible assets	958	—	1,063	—
Gain on settlement agreement	—	—	—	(40,000)
Total costs and expenses	34,823	25,832	90,688	37,336

Income (loss) from operations	(1,541)	(9,310)	(26,462)	83,505

Other income (expense):
Interest and other income	96	410	444	846
Interest expense	(39)	(24)	(39)	(133)
Total other income	57	386	405	713

Net income (loss) before income taxes	(1,484)	(8,924)	(26,057)	84,218

Benefit from (provision for) income taxes	(11)	348	(20)	345

Net income (loss)	$(1,495)	$(8,576)	$(26,077)	$84,563
Unrealized gains (losses) on available-for-sale securities	17	(187)	101	(101)
Comprehensive income (loss)	$(1,478)	$(8,763)	$(25,976)	$84,462

Basic net income (loss) per common share	$(0.03)	$(0.15)	$(0.47)	$1.56
Diluted net income (loss) per common share	$(0.03)	$(0.15)	$(0.47)	$1.51

Shares used in computing basic net income (loss) per common share	56,039,186	55,371,954	55,794,357	54,267,829
Shares used in computing diluted net income (loss) per common share	56,039,186	55,371,954	55,794,357	56,071,870

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating Activities
Net income (loss)	$(26,077)	$84,563
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,405	296
Amortization of investments	267	(64)
Gain on bargain purchase	(92)	—
Allowance for inventory obsolescence	696	—
Stock-based compensation	3,822	2,807
Changes in assets and liabilities:
Accounts receivable	(2,347)	(1,125)
Inventories	(667)	(1,722)
Prepaid and other assets	2,384	(4,157)
Accounts payable and other accrued liabilities	2,309	6,862
Accrued compensation	(129)	189
Deferred revenue	(6,838)	(15,268)
Net cash (used in) provided by operating activities	(25,267)	72,381

Investing Activities
Purchases of property and equipment	(2,149)	(665)
Acquisition of businesses	(26,435)	—
Purchases of marketable securities	(29,993)	(153,875)
Maturities of marketable securities	44,880	41,117
Sales of marketable securities	40,408	32,832
Net cash provided by (used in) investing activities	26,711	(80,591)

Financing Activities
Principal payments on long-term debt	—	(2,243)
Proceeds from issuance of common stock	1,885	7,872
Net cash provided by financing activities	1,885	5,629

Net increase (decrease) in cash and cash equivalents	3,329	(2,581)
Cash and cash equivalents at beginning of period	24,043	22,526
Cash and cash equivalents at end of period	$27,372	$19,945

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) was incorporated in California in 1995 and is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The Company has developed two products approved by the U.S. Food and Drug Administration (FDA) that are currently being marketed.  Gralise® (gabapentin) is the Company’s once-daily tablet for the management of postherpetic neuralgia that was launched and made commercially available in October 2011. Glumetza® (metformin hydrochloride extended release tablets) is the Company’s once-daily treatment for adults with type 2 diabetes that is commercialized in the United States by Santarus, Inc. (Santarus).

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

The Company also has two product candidates under clinical development, Serada for the treatment of menopausal hot flashes and DM-1992 for Parkinson’s disease.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 2012 are not necessarily indicative of results to be expected for the entire year ending December 31, 2012 or future operating periods.

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

•                  Product Sales:

•                  Gralise: The Company sells Gralise (gabapentin) once-daily tablets to wholesalers and retail pharmacies and began shipping to customers in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, the Company offered launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of the time Gralise units are dispensed through patient prescriptions or expiration of the right of return. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. As a result of this policy, the Company has a deferred revenue balance of $4.5 million at September 30, 2012 related to Gralise product shipments that have not been recognized as revenue, which is net of wholesaler fees, retail pharmacy discounts, launch discounts and prompt payment discounts. The Company has recognized $4.8 million and $9.7 million in product sales, which is net of wholesaler fees, retail pharmacy discounts, prompt payment discounts, managed care rebates, patient support programs, and government chargebacks and rebates for the three and nine months ended September 30, 2012, respectively. If the Company underestimates or overestimates patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

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

Royalties received from Santarus, Merck, Inc. (Merck) and Janssen Pharmaceuticals, Inc. (Janssen) are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASU 2011-4). ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual and interim periods beginning after December 15, 2011. This ASU did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”.  The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult.  The objective of this update is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year.  Management does not expect this ASU to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of September 30, 2012 and December 31, 2011 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2012
Cash and cash equivalents:
Cash	$23,699	$—	$—	$23,699
Money market funds	3,673	—	—	3,673
Total cash and cash equivalents	$27,372	$—	$—	$27,372

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$30,657	$55	$—	$30,712
Government agency debt securities	19,801	16	—	19,817
U.S. Treasury securities	2,008	—	—	2,008
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	2,226	5	—	2,231
U.S. government agency debt securities	5,506	12	—	5,518
Total available-for-sale securities	$60,198	$88	$—	$60,286

Total cash, cash equivalents and marketable securities	$87,570	$88	$—	$87,658

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2011
Cash and cash equivalents:
Cash	$5,629	$—	$—	$5,629
Money market funds	12,467	—	—	12,467
U.S. corporate debt securities	5,947	—	—	5,947
Total cash and cash equivalents	$24,043	$—	$—	$24,043
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$49,717	$10	$(9)	$49,718
U.S. government agency debt securities	5,503	2	—	5,505
U.S. Treasury securities	6,870	13	—	6,883
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	17,767	7	(62)	17,712
U.S. government agency debt securities	35,906	30	(4)	35,932
Total available-for-sale securities	$115,763	$62	$(75)	$115,750

Total cash, cash equivalents and marketable securities	$139,806	$62	$(75)	$139,793

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with U.S. Treasury and government agency securities, and high quality securities of U.S. and international financial and commercial institutions and, to date has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations.

At September 30, 2012 the Company had four securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$3,553	$(1)	$—	$—	$3,553	$(1)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2012.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,673	$—	$—	$3,673
Corporate debt securities	—	32,944	—	32,944
Government agency debt securities	—	25,334	—	25,334
U.S. Treasury securities	—	2,008	—	2,008
Total	$3,673	$60,286	$—	$63,959

Liabilities:

Contingent consideration	$—	$—	$1,342	$1,342

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2012	2011	2012	2011

Numerator:
Net income (loss)	$(1,495)	$(8,576)	$(26,077)	$84,563

Denominator for basic net income (loss) per share	56,039	55,372	55,794	54,268
Net effect of dilutive common stock equivalents	—	—	—	1,804
Denominator for diluted net income (loss) per share:	56,039	55,372	55,794	56,072

Basic net income (loss) per share	$(0.03)	$(0.15)	$(0.47)	$1.56
Diluted net income (loss) per share	$(0.03)	$(0.15)	$(0.47)	$1.51

For the three and nine months ended September 30, 2012, 6.0 million common stock equivalents were not included in dilutive shares because their effect is anti-dilutive. For the three and nine months ended September 30, 2011, the total number of antidilutive outstanding common stock equivalents excluded from the diluted net income per share computation was 4.9 million and 1.2 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Janssen Pharmaceuticals, Inc.

In August 2012, the Company entered into a non-exclusive license agreement with Janssen Pharmaceuticals, Inc. (Janssen) granting Janssen a license to the Company’s Acuform gastric retentive drug delivery technology as well as other rights to certain Acuform patents.

In exchange, the Company received a $10.0 million upfront fee in the third quarter of 2012. The Company is also eligible to receive a one-time sales milestone upon achievement of a specified level of quarterly net sales, as well as low single digit royalties on net sales of NUCYNTA® ER (tapentadol extended-release tablets) in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021. The Company has no development obligations under the agreement. The Company recognized the entire $10.0 million upfront fee as license revenue in the third quarter of 2012.

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

Santarus is required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. Santarus will not pay additional sales milestones to the Company as was required under the prior promotion agreement. Royalty revenue from Santarus for the three and nine months ended September 30, 2012 was $11.6 million and $30.2 million, respectively.

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

Under the commercialization agreement, Depomed is responsible for managing the patent infringement lawsuit against Sun Pharmaceutical Industries, Inc. (Sun) subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements.  Santarus will reimburse Depomed for 70% of its out-of-pocket costs, and Depomed will reimburse Santarus for 30% of its out-of-pocket costs related to this infringement case. The Company was previously responsible for managing the patent infringement lawsuit against Lupin Limited (Lupin), which was settled in February 2012.

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

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid the Company a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the manufacturing and promotion fee obligations of the Company. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus, managing the ongoing patent infringement lawsuit against Sun and managing the patent infringement lawsuit against Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. The Company recognized approximately $1.0 million and $3.0 million of license revenue associated with this upfront license fee for the three and nine months ended September 30, 2012, respectively. The Company recognized approximately $0.6 million and $1.0 million of license revenue associated with this upfront license fee for the three and nine months ended September 30, 2011, respectively. The remaining deferred revenue balance related to this upfront payment is $4.8 million at September 30, 2012.

Ventiv Commercial Services, LLC

In June 2011, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv’s outsourced sales business, provides sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provided for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom were employees of Ventiv.

Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and an agreed upon fixed monthly management fee of approximately $1.8 million, which was subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of Ventiv’s monthly management fee was subject to payment by the Company only to the extent that specified performance objectives were met. The Company also paid certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily included bonuses, travel costs and certain administrative expenses. The agreement provided for conversion of sales representatives from Ventiv employees to Depomed employees beginning in September 2012 at an agreed-upon cost per employee converted.  In June 2012, the Company exercised an early termination clause under the agreement to end the agreement in September 2012 in conjunction with converting the sales representatives to Depomed employees at that time. In September 2012, the Company established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees.

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

The Company incurred $8.8 million and $23.3 million of expense related to Ventiv under these two agreements for the three and nine months ended September 30, 2012. The Company incurred $1.6 million and $2.5 million of expense related to Ventiv for the three and nine months ended September 30, 2011.

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

The $10.0 million upfront was amortized ratably through November 2011, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. Accordingly, the Company recognized approximately $3.8 million and $8.6 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011, respectively.

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

Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and nine months ended September 30, 2012, respectively. The Company recognized approximately $0.1 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and nine months ended September 30, 2011, respectively.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

In connection with the agreement, the Company received an upfront payment of $0.9 million which was amortized ratably through June 2012, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. The Company recognized approximately zero and $0.5 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2012. The Company recognized approximately $0.2 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011. There is no remaining deferred revenue related to this upfront payment at September 30, 2012.

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the nine months ended September 30, 2012 and 2011.

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

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$10	$17	$32	$50
Research and development expense	114	155	460	465
Selling, general and administrative expense	1,157	769	3,330	2,292
Total	$1,281	$941	$3,822	$2,807

At September 30, 2012, the Company had $8.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.6 years.

For the nine months ended September 30, 2011, the Company recognized approximately $0.4 million in stock-compensation expense associated with the accelerated vesting of stock options in connection with a separation agreement and release with Carl A. Pelzel, the Company’s former President and Chief Executive Officer. See Note 11 for further information with regards to the separation agreement and release.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes components of total comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,495)	$(8,576)	$(26,077)	$84,563
Change in unrealized gains (losses) on available-for-sale securities	17	(187)	101	(101)
Total comprehensive income (loss)	$(1,478)	$(8,763)	$(25,976)	$84,462

NOTE 8.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$1,415	$1,244
Work-in-process	1,316	643
Finished goods	5,382	2,831
Deferred costs	378	677
Less: allowance for obsolescence	(696)	—
Total	$7,795	$5,395

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold.

Deferred costs at September 30, 2012 represent the costs of Gralise product shipped for which recognition of revenue has been deferred. Deferred costs at December 31, 2011 represent the costs of Gralise and Proquin XR products shipped for which recognition of revenue was deferred.

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Accounts payable	$2,857	$2,417
Accrued compensation	3,105	3,235
Accrued rebates and sales discounts	3,167	2,626
Allowance for product returns	10,718	9,843
Accrued contract sales organization fees	3,448	3,365
Other accrued liabilities	8,945	5,298
Total accounts payable and accrued liabilities	$32,240	$26,784

The other accrued liabilities include approximately $2.0 million costs related to leasehold improvements being performed at the new office building in Newark.

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2012, employees and consultants exercised options to purchase 167,323 and 470,239 shares of the Company’s common stock with net proceeds to the Company of approximately $0.4 million and $1.4 million, respectively.

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

NOTE 12.  INCOME TAXES

As of September 30, 2012 and December 31, 2011, the Company had $3.6 million and $3.6 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months except as related to any new items impacting the current year operations.

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

The Company was allowed to control physical access to the premises upon signing the lease therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $12.2 million in aggregate as rent over the term of the lease for the above premises. Rent expense and deferred rent for the new lease was approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2012.

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
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and nine months ended September 30, 2012 was approximately $1.0 million and $1.1 million, respectively.

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The bargain purchase amount has been recorded within Interest and other income in the accompanying condensed statement of operations and comprehensive income.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal matters

Depomed v. Sun Pharmaceuticals and Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

In June 2011, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (collectively, Sun), for infringement of five (5) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340 and 7,780,987. U.S. Patent No. 7,736,667 is also being asserted against Sun in the lawsuit. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987.  The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier.  A claim construction hearing, known as a “Markman hearing,” was conducted before Judge Pisano on July 18, 2012.  Absent a court order, the 30-month stay is expected to expire in November 2013.

In April 2012, the Company filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson), for infringement of the two patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987).  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987.  The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in September 2014.

Depomed v. Gralise ANDA Filers

In March 2012, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc. — Florida, Watson Pharma, and Watson Laboratories (collectively Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise product.  The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014.  In August 2012, the Company amended the complaint to assert U.S. Patent No. 8,192,756 and add Abon Pharmaceuticals LLC as a defendant.  In September 2012, the Company amended the complaint to assert U.S. Patent No. 8,252,332. Each of these patents is listed in the Orange Book.

In April 2012, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax) and Par Pharmaceuticals (Par) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise product.  The lawsuit is in response to ANDAs filed by each of Impax and Par with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  In October 2012, Impax withdrew its Gralise ANDA.  As a result, we and Impax agreed to stipulate to this dismissal of the Company’s lawsuit against Impax for infringement of the Gralise Orange Book listed patents. The Company commenced the lawsuit against Par within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in September 2014. In August 2012 and September 2012, the Company amended the complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book.

In May 2012, the Company filed lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six (6) U.S. patents listed in the Orange Book for the Company’s Gralise product.  The lawsuit is in response to the ANDAs filed by Zydus with the FDA regarding Zydus’s intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stays are expected to expire in October and November 2014.  In August 2012 and September 2012, the Company amended the complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book.

On June 13, 2012, the Court held the Case Management Conference.  The Court ordered all three suits to be consolidated for purposes of all pretrial proceedings.  The Pretrial Conference in the suits is scheduled for March 13, 2014.  No specific trial date has been set.  The Company expects a Markman claim construction hearing to occur in the spring 2013.  No specific date for the Markman hearing has been set.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has indicated to us that Gralise is not currently eligible for Orphan Drug exclusivity because the hypothesis upon which the product’s Orphan Drug designation was granted has not been proven. In September 2012, the Company filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. The Company believes Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to orphan drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. The FDA has not yet filed an answer to the complaint filed by the Company.

The Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. As such the Company is not currently able to estimate the impact of the above litigations on its financial position or results of operations.

NOTE 16. SUBSEQUENT EVENTS

In October 2012, the FDA accepted for review the NDA filing for Serada for the treatment of menopausal hot flashes. The NDA will be subject to a standard review and will have a Prescription Drug User Fee Act (PDUFA) action date of May 31, 2013. The FDA has informed the Company that the FDA’s Reproductive Health Drugs Advisory Committee will discuss the Serada NDA at an Advisory Committee meeting tentatively scheduled for March 4, 2013.

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

•                  the results of our ongoing litigation with the FDA to obtain orphan drug exclusivity for Gralise in the United States;

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

•                  our need for, and ability to raise, additional capital; and

•                  our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company initially focused on pain and other conditions and diseases of the central nervous system.  The centerpieces of our specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched and made commercially available in October 2011, and Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired from Xanodyne Pharmaceuticals, Inc. (Xanodyne) in June 2012.  We promote Gralise and Zipsor with a field force of 155 full-time sales representatives who are Depomed employees, and 78 part-time sales representatives dedicated to the Company and employed by a contract sales organization.  We are actively seeking to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies.  The cornerstone of that portion of our business is Glumetza®, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by, Santarus, Inc. (Santarus) in the United States.  We have license and development arrangements associated with our Acuform gastroretentive drug delivery technology with Covidien, Ltd. (Covidien), Janssen Pharmaceutica N.V. (Janssen N.V.), Janssen Pharmaceuticals, Inc. (Janssen), Boehringer Ingelheim International GMBH (Boehringer Ingelheim) and Ironwood Pharmaceuticals, Inc. (Ironwood) and a license agreement with Merck & Co., Inc. (Merck).

In addition, we have two product candidates in clinical development, Serada® and DM-1992. We submitted a New Drug Application, or NDA, in July 2012 for Serada for the treatment of menopausal hot flashes.  The NDA has been accepted for review by the United States Food and Drug Administration, or FDA, and we have a Prescription Drug User Fee Act, or PDUFA, goal date of May 31, 2013.  The FDA has tentatively scheduled an Advisory Committee meeting to discuss the Serada NDA for March 4, 2013.  DM-1992 is currently in Phase 2 trials for Parkinson’s disease.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Postherpetic neuralgia	Currently sold in the United States. Launched in October 2011

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired by Depomed in June 2012

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

Glumetza®	Type 2 diabetes	United States rights held by Santarus; Canadian rights held by Valeant	Currently sold in the United States and Canada

Janumet® XR	Type 2 diabetes	Merck	Currently sold in the United States, Foreign regulatory filings in process

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	License covers sales of NUCYNTA®ER in the United States, Canada and Japan

SGLT2 inhibitor/metformin XR combination product	Type 2 diabetes	Janssen N. V.	NDA for SGLT2 inhibitor filed June 2012

Boehringer compounds/metformin XR combination product	Type 2 diabetes	Boehringer Ingelheim	Twice daily combination of metformin and DPP4 inhibitor approved in United States in February 2012

Acetaminophen/opiate combination	Pain	Covidien	1st and 2nd formulation

products			launch as early as 2014

Undisclosed Ironwood compounds using Acuform® drug delivery technology	Gastrointestinal	Ironwood	Early stage development

Depomed Product Pipeline

Product	Indication	Status

Serada®	Menopausal hot flashes	Three Phase 3 studies completed (Breeze 1, Breeze 2, and Breeze 3); NDA submitted July 31, 2012; FDA accepted for review the NDA filing in October 2012

DM-1992	Parkinson’s disease	Phase 2 study completed in September 2012 Data evaluation and program assessment ongoing

Significant Developments and Highlights for the Quarter Ended September 30, 2012

•                  In July 2012, we submitted a New Drug Application (NDA) for Serada for the treatment of menopausal hot flashes to the FDA. In October 2012, the FDA accepted for review the NDA filing for Serada.

•                  In July 2012, our sales force began promotion of Zipsor, which we acquired in June 2012.

•                  In August 2012, we entered into a non-exclusive license agreement with Janssen Pharmaceuticals, Inc granting Janssen a license to certain patents related to the Company’s Acuform technology for Nucynta ER, which triggered a $10.0 million upfront payment which was received and recognized in the third quarter.

•                  In September 2012, we converted our full-time contract sales representatives to direct Depomed employees.

•                  In September, we filed an action in federal district court for the District of Columbia against the Food and Drug Administration, seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of postherpetic neuralgia.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

Gralise® (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise. Gralise product sales for the three and nine months ended September 30, 2012 were $4.8 million and $9.7 million, respectively.

Ventiv Commercial Services, LLC. In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which Ventiv’s outsourced sales business, inVentiv Selling Solutions, provided us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise. The agreement provided for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom were employees of Ventiv. The sales representatives were hired in September 2011, began promoting Gralise to physicians in October 2011 and began promoting Zipsor to physicians at the end of July 2012. Members of sales management are our employees.

Under the terms of the agreement, we incurred an upfront implementation fee, and we paid fixed monthly management fees. The monthly management fee was subject to adjustment for actual staffing levels. A portion of the monthly management fee was payable only on Ventiv’s achievement of specified performance objectives. We also paid certain pass-through costs of Ventiv. In June 2012, we exercised an early termination clause under the agreement to end the agreement in September 2012 in conjunction with converting the sales representatives to Depomed employees. In September 2012, the Company converted the full-time sales representatives to Depomed employees to fill 155 territories.

In May 2012, we entered into an additional service agreement with Ventiv, which provides for 78 part-time contract sales representatives dedicated to the Company, all of whom are employees of Ventiv. Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels.  The initial term of the agreement is for one year, with the option to extend the agreement for a longer period.

Zipsor (diclofenac potassium) liquid-filled capsules for Mild to Moderate Acute Pain

On June 21, 2012, we entered into an Asset Purchase Agreement with Xanodyne, pursuant to which we acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain liabilities relating to Zipsor. In addition, the agreement requires a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which our net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which our net sales of Zipsor products exceed $60.0 million. We also purchased Xanodyne’s existing inventory and samples of Zipsor for approximately $0.5 million.  We assumed responsibility for returns on product previously sold by Xanodyne with a fair value of $1.8 million as of the date of purchase. We began commercial sales of Zipsor in June 2012. We recognized $4.9 million in Zipsor revenue for the three months ended September 30, 2012.

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

Pursuant to the commercialization agreement, we transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. We ceased shipments of Glumetza in August 2011, and Santarus began selling Glumetza in September 2011. Santarus is responsible for advertising and promotional marketing activities for Glumetza. In November 2011, we and Santarus entered into an assignment and assumption agreement pursuant to which Santarus assumed all of our rights and obligations under our commercial manufacturing agreement with Patheon, which provides that Patheon will serve as Santarus’ sole commercial supplier of the 500mg Glumetza in the United States. Santarus pays us royalties on net product sales of Glumetza in the United States of 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product.  Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the territory, the parties will equally share proceeds based on a gross margin split.

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

We recognized $11.6 million and $30.2 million in royalty revenue for the three and nine months ended September 30, 2012, respectively, under the commercialization agreement.

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

In April 2012, we completed a Type B Pre-NDA meeting with the FDA to discuss the results of our three completed Phase 3 clinical trials for Serada. Based on the results of that meeting, we submitted a New Drug Application with the FDA in July 2012. In October 2012, the FDA accepted for review the NDA filing for Serada.  The NDA will be subject to a standard review and will have a Prescription Drug User Fee Act (PDUFA) action date of May 31, 2013. The FDA has informed us that the FDA’s Reproductive Health Drugs Advisory Committee will discuss the Serada NDA at an Advisory Committee meeting tentatively scheduled for March 4, 2013.

Janssen Pharmaceutica N.V.

In August 2010, we entered into a non-exclusive license agreement with Janssen N.V. granting Janssen N.V. a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which is the estimated length of time we were obligated to perform formulation work under the agreements. We recognized approximately $1.9 million of revenue associated with this upfront license fee during the first quarter of 2011.

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

Janssen Pharmaceuticals, Inc.

In August 2012, we entered into a non-exclusive license agreement with Janssen Pharmaceuticals, Inc. (Janssen) granting Janssen a license to the Company’s Acuform technology as well as other rights to certain Acuform patents. In exchange, we received a $10.0 million upfront fee in the third quarter of 2012. We are also eligible to receive a one-time sales milestone upon achievement of a specified level of quarterly net sales, as well as low single digit royalties on net sales of NUCYNTA® ER (tapentadol extended-release tablets) in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021. We have no development obligations under the agreement. We recognized the entire $10.0 million as license revenue in the third quarter of 2012.

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

Boehringer Ingelheim

In March 2011, we entered into a license and service agreement with Boehringer Ingelheim granting Boehringer Ingelheim a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes.

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

RESULTS OF OPERATIONS

Our results of operations in 2012 will differ significantly from our reported results for 2011. For example, in 2011 we recognized $48 million in milestone revenue and a $40 million gain on settlement with regard to termination of our agreement with Abbott relating to Gralise. These were one-time payments and will not recur in 2012. In 2011, we reflect eight months of Glumetza product revenue, cost of sales and corresponding promotion expense to Santarus and four months of Glumetza royalty revenue from Santarus. As a result of the restructuring of our agreement with Santarus in August 2011, we will recognize royalty revenue from Santarus in 2012, but no product revenue or promotion expense for Glumetza. In 2011, we recognized $0.5 million of revenue from sales of Gralise and a partial year of corresponding sales and marketing expense. We expect to recognize a full year of Gralise sales in 2012 and to incur a full year of sales and marketing expense in 2012. Accordingly, we expect Gralise product sales and selling, general and administrative expense to be substantially higher in 2012 than in 2011. In addition, we acquired Zipsor in June 2012 and Zipsor revenue and expense is reflected in our results of operations for the quarter ended September 30, 2012.

Three and Nine Months Ended September 30, 2012 and 2011

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Product sales:
Gralise	$4,758	$—	$9,708	$—
Zipsor	4,926	—	4,926	—
Glumetza	—	9,205	—	40,657
Proquin XR	—	—	360	12
Total product sales	9,684	9,205	14,994	40,669

Royalties:
Santarus	11,603	2,091	30,249	2,105
Other	598	88	950	307
Total royalty revenue	12,201	2,179	31,199	2,412

License and other revenue:
Gralise	$—	$—	$—	$60,592
Glumetza	1,388	962	4,162	5,222
Boehringer Ingelheim	—	3,902	2,617	9,368
Janssen	10,005	—	10,005	2,251
Other	4	274	1,249	327
Total license and other revenue:	11,397	5,138	18,033	77,760

Total revenues	$33,282	$16,522	$64,226	$120,841

Product sales

Gralise. In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. We defer recognition of revenue on product shipments of Gralise until the right of return no longer exists, which occurs at the earlier of (a) the time Gralise units are dispensed through patient prescriptions or (b) expiration of the right of return. At September 30, 2012, we have a deferred revenue balance, which is classified as a liability on the balance sheet, of $4.5 million associated with the deferral of revenue on Gralise product shipments, which is net of estimated wholesaler fees, retail pharmacy discounts, stocking allowances and prompt payment discounts. We will recognize revenue upon the earlier of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.  We expect Gralise product sales and prescriptions to increase for the remainder of 2012.

Zipsor. We acquired Zipsor in June 2012 and our sales force began promoting Zipsor at the end of July 2012.  Product sales for the period between the acquisition date and June 30, 2012 were immaterial. Product sales for the quarter ended September 30, 2012 were $4.9 million.

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

Royalties

Santarus. Santarus royalties relate to royalties we receive from Santarus based on net sales of Glumetza in the United States. Royalty revenue from Santarus for the three and nine months ended September 30, 2012 was $11.6 million and $30.2 million and represents a 29.5% royalty on Santarus’ net sales of Glumetza. Santarus royalties for the three and nine months ended 2011 only reflect one month of royalties as we began receiving royalties from Santarus in September 2011.

Other Royalties. Under our license agreement with Janssen with respect to NUCYNTA ER, we are entitled to receive low single digit royalties on net sales of NUCYNTA ER in the United States, Canada and Japan beginning on sales made on July 2, 2012. We began recognizing NUCYNTA ER royalty revenue in the third quarter of 2012.

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

Glumetza. Glumetza license revenue for the three and nine months ended September 30, 2012 and 2011 consisted of license revenue recognized from the $25.0 million upfront license fee received from Biovail in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Biovail as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Biovail on net sales of Glumetza in the United States and for our obligation to use Biovail as our sole supplier of the 1000mg Glumetza.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our manufacturing and promotion fee obligations. The commercialization agreement includes obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. These obligations are estimated to be completed in December 2013. Accordingly, on the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee has been adjusted, and the remaining deferred revenue will be recognized ratably until December 2013. We recognized approximately $1.0 million and $3.0 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2012, respectively. We recognized approximately $0.6 million and $1.0 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011, respectively. The remaining deferred revenue balance is $4.8 million at September 30, 2012.

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

We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and nine months ended September 30, 2012. We recognized approximately $0.1 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and nine months ended September 30, 2011, respectively.

Janssen N.V.  In August 2010, we entered into a non-exclusive license agreement with Janssen N.V. granting Janssen N.V. a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen N.V. paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which is the estimated length of time we were obligated to perform formulation work under the agreements. We recognized approximately $1.9 million of revenue associated with this upfront license fee during the first quarter of 2011.

We also entered into a service agreement with Janssen N.V. under which we provide formulation work for Janssen N.V. and are reimbursed by Janssen N.V. on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.3 million of revenue associated with the reimbursement of formulation work under the service agreement during the first quarter of 2011.

All formulation work under the agreement was completed at March 31, 2011 and there is no remaining deferred revenue.

Nucynta. In August 2012, we entered into a non-exclusive license agreement with Janssen Pharmaceuticals, Inc. (Janssen) granting Janssen a license to the Company’s Acuform gastric retentive drug delivery technology to be used in developing products that compromises tapentadol in extended release formulation.

In exchange, we received a $10.0 million upfront fee in the third quarter of 2012. We are also eligible to receive a one-time sales milestone upon achievement of a specified level of quarterly net sales, as well as low single digit royalties on net sales of NUCYNTA® ER (tapentadol extended-release tablets) in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021. We have no development obligations under the agreement. We recognized the entire $10.0 million as license revenue in the third quarter of 2012.

Other. In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million which was amortized ratably through June 2012, which is the estimated length of time Depomed is obligated to perform formulation work under the agreement. We recognized zero and $0.5 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2012. We recognized approximately $0.2 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2011. There is no remaining deferred revenue related to this upfront payment at September 30, 2012.

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

Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the three and nine months ended September 30, 2012.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise, Glumetza, Zipsor and Proquin XR. Total cost of sales for the three and nine months ended September 30, 2012, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Cost of sales	$1,763	$1,150	$3,723	$4,925

Cost of sales for the three and nine months ended September 30, 2012 relates to Gralise and Zipsor. Cost of sales for the nine months ended September 30, 2012 includes a $0.7 million charge related to slow-moving Gralise starter pack inventory that is not expected to be sold prior to expiry. We commenced product sales of Zipsor in June 2012. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The unamortized amount is $1.2 million at September 30, 2012. We expect cost of sales to increase in the fourth quarter of 2012 as we expect product sales of Gralise to increase from current levels.

Cost of sales for the three and nine months ended September 30, 2011 primarily relates to Glumetza.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three and nine months ended September 30, 2012 as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development expense	$5,270	$3,208	$12,277	$12,405
Dollar change from prior year	2,062		(128)
Percentage change from prior year	64.3%		-1.0%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Serada	$3,043	$2,519	$5,760	$8,258
DM-1992	1,181	659	3,304	1,147
Other projects	1,046	30	3,214	3,000
Total research and development expense	$5,270	$3,208	$12,277	$12,405

The increase in research and development expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to costs related to the Serada New Drug Application (NDA) filed in July 2012 and costs related our Phase 2 trial for DM-1992.  Research and development expenses in 2011 primarily related to clinical research organization costs associated with our Breeze 3 Phase 3 trial costs for Serada, which was completed in October 2011.

In the third quarter of 2012, we incurred expense of $1.8 million for the Serada NDA application fee and $0.6 million in milestone expense to PharmaNova related to the NDA application submission, under our sublicense agreement for Serada. We expect research and development expense to decrease in the fourth quarter of 2012 because of the one-time nature of these expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Selling, general and administrative expense:
Promotion fee expense	$—	$6,023	$—	$27,339
Other selling, general and administrative expense	26,832	15,451	73,625	32,667
Total selling, general and administrative expense	$26,832	$21,474	$73,625	$60,006

Dollar change from prior year	5,358		13,619
Percentage change from prior year	25.0%		22.7%

The increase in selling, general and administrative expenses in 2012 primarily relates to the build out of our commercial infrastructure related to the launch of Gralise in October 2011 and acquisition of Zipsor in June 2012. In October 2011, we began promoting Gralise through an agreement with our contract sales organization, Ventiv, which provided for 164 full-time sales representatives. In June 2012, we expanded our sales force and added an additional 78 part-time sales representatives through Ventiv. In September 2012, we established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees. We did not convert the part-time sales representatives, and the conversion of the full-time sales representatives is not expected to materially change selling, general and administrative expense. We expect selling, general and administrative expense to decrease slightly in the fourth quarter of 2012.

The promotion fee expense in 2011 relates to our promotion fees to Santarus related to Glumetza. As a result of the Santarus commercialization agreement entered into in August 2011, we no longer have promotion fee expense to Santarus.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Amortization of intangible assets	$958	$—	$1,063	$—

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Amortization commenced on June 21, 2012, the date we acquired Zipsor.

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

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Interest and other income	$96	$410	$444	$846
Interest expense	(39)	(24)	(39)	(133)
Net interest income (expense)	$57	$386	$405	$713

Interest and other income for the nine months ended September 30, 2012 include $0.1 million in respect of the gain from a bargain purchase relating to the Zipsor acquisition.

Interest expense in 2011 relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. The credit facility was fully repaid in July 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(In thousands)	2012	2011

Cash, cash equivalents and marketable securities	$87,658	$139,793

The decrease in cash, cash equivalents and marketable securities is attributable to the $26.4 million that we paid for the Zipsor acquisition and the utilization of cash to finance our operations.

In September 2012, we received a $10.0 million upfront payment from Janssen related to our non-exclusive license agreement with Janssen related to Nucynta ER.

Since inception through September 30, 2012, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

As of September 30, 2012, we have accumulated net losses of $123.7 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

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

We will need substantial funds to:

•                  conduct preclinical and clinical testing;

•                  manufacture (or have manufactured) and market (or have marketed) our marketed products and product candidates; and

•                  conduct research and development programs.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. We currently do not have any other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our commercial and development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2012 was approximately $25.3 million, compared to cash provided by operating activities of approximately $72.4 million during the nine months ended September 30, 2011. Cash used in operating activities during the nine months ended September 30, 2012 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities during the nine months ended September 30, 2011 was primarily as a result of the $48.0 million milestone payment and $40.0 million termination fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2012 was approximately $26.7 million and consisted of a decrease in marketable securities to fund our operations offset by the acquisition of Zipsor for $26.4 million in cash in June 2012.  Net cash used in investing activities during the nine months ended September 30, 2011 was approximately $80.6 million and consisted primarily of a net increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2012  was approximately $1.9 million and consisted of proceeds from employee and consultant option exercises. Cash provided by financing activities during the nine months ended September 30, 2011 was approximately $5.6 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility.

Contractual Obligations

As of September 30, 2012, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Operating leases	$992	$2,383	$2,517	$7,234	$13,126
Contract sales organization	3,600	—	—	—	3,600
Purchase commitments	6,410	—	—	—	6,410
	$11,002	$2,383	$2,517	$7,234	$23,136

At September 30, 2012, we had non-cancelable purchase orders and minimum purchase obligations of approximately $6.4 million under our manufacturing agreements related to Gralise and Zipsor. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Newark lease includes free rent for the first five months of the lease. Lease payments begin in May 2013. The Company’s Menlo Park lease ends in January 2013.

The contractual obligations reflected in this table exclude a $2.0 million contingent milestone payment we may be obligated to pay in the future under our sublicense agreement with PharmaNova related to FDA approval of an NDA for Serada. The above table also excludes any future royalty payments we may be required to pay on products we have licensed.

The contractual obligations reflected in the above table also exclude up to $5.0 million in contingent sales milestones we may be obligated to pay in the future under our asset purchase agreement with Xanodyne for Zipsor. The Company is obligated to pay Xanodyne a one-time $2.0 million milestone payment at the end of the first calendar year in which net sales of Zipsor exceed $20 million, and a one-time $3.0 million milestone payment at the end of the first calendar year in which net sales of Zipsor exceed $60 million.

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $2.1 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, which will be fully reimbursed by Santarus.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceuticals and Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (collectively, Sun), for infringement of five (5) U.S. patents listed in the Orange Book for the Glumetza product. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340 and 7,780,987. U.S. Patent No.7,736,667 is also being asserted against Sun in the lawsuit. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987.  The lawsuit commenced within the 45 days required to automatically stay, or bar, the FDA from approving Sun’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever occurs earlier.  A claim construction hearing, known as a “Markman hearing,” was conducted before Judge Pisano on July 18, 2012.  Absent a court order, the 30-month stay is expected to expire in November 2013.

In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson), for infringement of the two patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987).  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in September 2014.

Depomed v. Gralise ANDA Filers

In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc. — Florida, Watson Pharma, and Watson Laboratories (collectively Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.   Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014.  In August 2012, we amended our complaint to assert U.S. Patent No. 8,192,756 and add Abon Pharmaceuticals LLC as a defendant.  In September 2012, we amended our complaint to assert U.S. Patent No. 8,252,332. Each of these patents is listed in the Orange Book.

In April 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax) and Par Pharmaceuticals (Par) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to ANDAs filed by each of Impax and Par with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  In October 2012, Impax withdrew its Gralise ANDA.  As a result, we and Impax agreed to stipulate to this dismissal of our lawsuit against Impax for infringement of the Gralise Orange Book listed patents. We commenced the lawsuit against Par within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in September 2014. In August 2012 and September 2012, we amended our complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book.

In May 2012, we filed lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six (6) U.S. patents listed in the Orange Book for our Gralise product.  The lawsuit is in response to the ANDAs filed by Zydus with the FDA regarding Zydus’s intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989.  We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stays are expected to expire in October and November 2014.  In August 2012 and September 2012, we amended our complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book.

On June 13, 2012, the Court held the Case Management Conference.  The Court ordered all three suits to be consolidated for purposes of all pretrial proceedings.  The Pretrial Conference in the suits is scheduled for March 13, 2014.  No specific trial date has been set.  We expect a Markman claim construction hearing to occur in the spring 2013.  No specific date for the Markman hearing has been set.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has indicated to us that Gralise is not currently eligible for Orphan Drug exclusivity because the hypothesis upon which the product’s Orphan Drug designation was granted has not been proven. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to orphan drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly.  The FDA has not yet filed an answer to our complaint.

We cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. As such we are not currently able to estimate the impact of the above litigations on our financial position or results of operations.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and March 31, 2012, which amended and restated the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are involved in patent infringement litigation against filers of two ANDAs to Glumetza.  In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceuticals Industries Ltd. (collectively, Sun), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg strengths of Glumetza prior to the expiration of the five listed U.S. patents (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280; 6,723,340 and 7,780,987). We also are asserting U.S. Patent 7,736,667 in the lawsuit.  In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson) for infringement of U.S. Patent Nos. 6,488,962 and 7,780,987.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  We commenced both lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court decision, the 30-month stay on the Sun ANDA is expected to expire in November 2013, and the 30-month stay on the Watson ANDA is expected to expire in September 2014.  In February 2012, we and Santarus entered into a settlement and license agreement with Lupin to resolve patent litigation involving Glumetza we initiated in November 2009. The agreement grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances.  The introduction of one or more products generic to Glumetza would harm our business, financial condition, results of operations and cash flows.

We are involved in patent infringement litigation against filers of five ANDAs to Gralise. In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), Watson Laboratories (Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise product.  In April 2012, we filed a lawsuit in the same court against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par) for infringement of the same patents.  In May 2012, we filed a lawsuit in the same court against Zydus Pharmaceuticals USA (Zydus) for infringement of the same patents.  Since May 2012, two additional patents have been listed in the Orange Book for Gralise (U.S. Patent Nos. 8,192,756 and 8,252,332) and have been asserted against each of the Gralise ANDA filers. The lawsuits are in response to ANDAs filed by each of Actavis, Watson, Incepta, Par and Zydus with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927, 7,731,989, 8,192,756 and 8,252,332. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and September 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

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

We currently have collaboration or license arrangements with Santarus, Covidien, Merck, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, Boehringer Ingelheim, Ironwood and PharmaNova. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has indicated to us that Gralise is not currently eligible for Orphan Drug exclusivity because the hypothesis upon which the product’s Orphan Drug designation was granted has not been proven. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to orphan drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly.  The FDA has not yet filed an answer to our complaint.

If we do not secure orphan exclusivity in PHN for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

Pharmaceutical marketing is subject to substantial regulation in the United States and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities associated with Gralise, Zipsor and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

Gabapentin is currently marketed by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for post herpetic pain. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for post herpetic pain, fibromyalgia, diabetic nerve pain, for adjunctive therapy for epileptic seizures and nerve pain associated with spinal cord injury. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market HorizantTM (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

Our prior clinical trials evaluating Serada for menopausal hot flashes failed to meet all of their pre-specified primary endpoints, and we cannot be certain that this product will be approved for marketing. The development of drug candidates is inherently difficult and uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

Each of our three Phase 3 trials evaluating Serada for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their pre-specified primary endpoints. Although the FDA has accepted for filing our New Drug Application for Serada and has tentatively scheduled an advisory committee meeting to discuss the NDA in March 2013, we cannot be certain that the New Drug Application will be approved.

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

We are unable to predict whether any of our product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained; the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, substantially all of our product candidates use the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

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

In addition to our exclusive sublicense of the University of Rochester patent from PharmaNova, we hold an exclusive worldwide license from AAIPharma Inc. (AAIPharma) that includes rights to:  (i) an issued U.S. patent with claims to the formulation of a pharmaceutical product, such as Zipsor, that consists of the formulation technology ProSorb® in combination with diclofenac; and (ii) four issued U.S. patents that expire in 2029 with claims to uses of certain  diclofenac formulations (including Zipsor) for certain pain conditions.  The ProSorb technology patent expires in 2019 and includes claims to the use of ProSorb to facilitate the rapid, consistent and complete absorption of diclofenac from the gastrointestinal tract.

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

•                  the outcome of our patent infringement litigation against filers of abbreviated new drug applications for Glumetza;

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the nine months ended September 30, 2012, we incurred a net loss of $26.1 million. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. For the year ended December 31, 2009, we incurred a net loss of $22.0 million. We expect to incur operating losses in 2012, and we may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)     Exhibits

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

Date: November 5, 2012	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer