Form 10-K
period 2012-12-31
DEPOMED INC
filed 2013-02-22
CIK 1005201

Use these links to rapidly review the document

PART IV
DEPOMED, INC. INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from: to

Commission File Number: 001-13111

DEPOMED, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3229046 (I.R.S. Employer Identification No.)
7999 Gateway Boulevard, Suite 300, Newark, California (Address of principal executive offices)	94560 (Zip Code)

Registrant's telephone number, including area code: (510) 744 8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2012 was approximately $316,300,000. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of February 20, 2013 was 56,471,493.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the registrant's 2013 Annual Meeting of Shareholders, expected to be held on or about May 15, 2013, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.
2012 FORM 10-K REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

  •
  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia, and Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate pain in adults;

  •
  the commercial success of Glumetza® (metformin hydrochloride extended-release tablets) in the United States, and the efforts of our Glumetza commercial partner, Santarus, Inc. (Santarus);

  •
  the results of our ongoing litigation against filers of Abbreviated New Drug Applications (each, an ANDA) to market generic Gralise in the United States;

  •
  the results of our ongoing litigation with the U. S. Food and Drug Administration (FDA) to obtain orphan drug exclusivity for Gralise in the United States;

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

  •
  FDA review of the new drug application filed for Serada® for the treatment of menopausal hot flashes;

  •
  the commercial success and market acceptance of Serada if we receive approval to market Serada in the United States;

  •
  the results and timing of our clinical trials;

  •
  the results of our research and development efforts;

  •
  submission, acceptance and approval of regulatory filings;

  •
  our need for, and ability to raise, additional capital; and

  •
  our collaborative partners' compliance or non-compliance with obligations under our collaboration agreements.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "ITEM 1A. RISK FACTORS" section and elsewhere in this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any forward- looking statements publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10-K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

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

        Unless the context indicates otherwise, "Depomed", "the Company", "we", "our" and "us" refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our principal executive offices are located at 7999 Gateway Boulevard, Suite 300, Newark, California, 94560 and our telephone number is (510) 744-8000.

        Depomed®, Gralise®, Zipsor®, Serada® and Acuform® are registered trademarks of Depomed. Glumetza® is a registered trademark of Valeant International (Barbados) SRL exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company initially focused on pain and other conditions and diseases of the central nervous system. The core products of our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, and Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012. We promote Gralise and Zipsor with a field force of 155 full-time sales representatives who are Depomed employees, and 78 part-time sales representatives dedicated to the Company and employed by a contract sales organization. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

        We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza®, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by, Santarus, Inc. (Santarus) in the United States. We have license and development arrangements associated with our Acuform® gastroretentive drug delivery technology with Covidien, Ltd. (Covidien), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), Ironwood Pharmaceuticals, Inc. (Ironwood), Merck & Co., Inc. (Merck), Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen).

        In addition, we have two product candidates in clinical development, Serada® and DM-1992. We submitted a New Drug Application (NDA) in July 2012 for Serada for the treatment of menopausal hot flashes. The NDA has been accepted for review by the United States Food and Drug Administration (FDA) and we have a Prescription Drug User Fee Act (PDUFA) goal date of May 31, 2013. The FDA has scheduled an Advisory Committee meeting to discuss the Serada NDA for March 4, 2013. DM-1992 completed a Phase 2 trial for Parkinson's disease, and we announced a summary of the results of that trial in November 2012.

SIGNIFICANT DEVELOPMENTS DURING 2012

        Among the significant developments in our business during 2012 were the following:

  •
  In January 2012, we initiated a Phase 2 clinical trial of DM-1992 for the treatment of motor symptoms associated with Parkinson's diseases. In November 2012, we reported top-line results of the study.

  •
  In January 2012, Merck received FDA approval to market Janumet XR in the United States, and we began earning a very low royalty on Janumet XR net sales pursuant to our July 2009 license arrangement with Merck relating to our extended release metformin technology.

  •
  In February 2012, we and Santarus entered into a settlement and license agreement with Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceuticals, Inc. (Lupin) to resolve our patent litigation with respect to Glumetza. In connection with a settlement agreement, we granted Lupin, the right to begin selling a generic version of Glumetza in February 2016.

  •
  In February 2012, we earned a $2.5 million milestone payment under our agreement with Boehringer Ingelheim.

  •
  In March 2012, we earned a $1.0 million milestone under our agreement with Ironwood.

  •
  In May 2012, we engaged a sales force of 78 part-time contract sales representatives to supplement our 155 person full-time sales force.

  •
  In June 2012, we acquired Zipsor from Xanodyne Pharmaceuticals, Inc. (Xanodyne) for $25.9 million in cash and the assumption of certain liabilities. Our sales force began promoting Zipsor in July 2012.

  •
  In July 2012, we submitted an NDA for Serada for the treatment of menopausal hot flashes.

  •
  In August 2012, we entered into a license agreement with Janssen granting Janssen a license to certain patents related to our Acuform technology for Janssen's NUCYNTA® ER (extended release tapentadol) product. Pursuant to the agreement, we received a $10.0 million upfront payment and receive low single digit royalties on product sales.

  •
  In September 2012, we converted our full-time contract sales representatives to Depomed employees.

  •
  In October 2012, the FDA accepted for review the Serada NDA and informed us of its intention to conduct an advisory committee hearing to discuss the NDA on March 4, 2013. The PDUFA date for the NDA is May 31, 2013.

  •
  Total revenues for the year ended December 31, 2012 were $90.8 million.

  •
  Cash, cash equivalents and marketable securities were $77.9 million as of December 31, 2012.

Commercialized Products and Product Candidate Development Pipeline

        The following table summarizes our and our partners' commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status
Gralise®	Postherpetic neuralgia	Currently sold in the United States. Launched in October 2011
Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired by Depomed in June 2012

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status
Glumetza®	Type 2 diabetes	United States rights held by Santarus; Canadian rights held by Valeant	Currently sold in the United States and Canada
Janumet® XR	Type 2 diabetes	Merck	Currently sold in the United States, foreign regulatory filings in process
NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	License covers sales of NUCYNTA® ER in the United States, Canada and Japan.
Canagliflozin/metformin XR combination products	Type 2 diabetes	Janssen	In development
Boehringer compounds/metformin XR combination products	Type 2 diabetes	Boehringer Ingelheim	In development
Acetaminophen/opiate combination products	Pain	Covidien	NDA for MNK-795 expected to be filed in the first half of 2013. MNK 155 in Phase 3 clinical trials.
Undisclosed Ironwood compounds using Acuform® drug delivery technology	Gastrointestinal	Ironwood	Early stage development

Depomed Product Pipeline

Product	Indication	Status
Serada®	Menopausal hot flashes	Three Phase 3 studies completed (Breeze 1, Breeze 2, and Breeze 3); NDA submitted July 31, 2012; FDA advisory committee meeting March 4, 2013; PDUFA date May 31, 2013
DM-1992	Parkinson's disease	Phase 2 study completed in September 2012. Top-line results of Phase 2 study were reported in November 2012.

COMMERCIALIZED PRODUCTS

Gralise® (gabapentin) tablets for the Management of Postherpetic Neuralgia

        Gralise (gabapentin) is our proprietary, once-daily formulation of gabapentin for the management of postherpetic neuralgia (PHN). We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from Abbott Products (Abbott Products), our former licensee. We received a $48 million approval milestone from our former licensee in February 2011, and a settlement payment of $40 million in March 2011 in connection with the termination of our Gralise license agreement.

        We promote Gralise through a field sales force of 155 full-time specialty sales representatives who are our employees and 78 part-time sales representatives who are employed by Ventiv, our contract sales organization. Gralise product sales for the year ended December 31, 2012 were $17.3 million.

        Postherpetic Neuralgia.    Postherpetic neuralgia (PHN) is a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. PHN afflicts approximately one in five patients diagnosed with shingles in the United States. The incidence of PHN increases in elderly patients. Three of four shingles patients over 70 years old develop PHN. Approximately 200,000 Americans are affected by PHN each year. The pain associated with PHN can interfere with daily activities such as sleep and recreational activities for months, and can be associated with clinical depression.

        The Centers for Disease Control and Prevention Advisory Committee on Immunization Practices recommends that adults 60 years of age and older be vaccinated with a shingles vaccine. While the shingles vaccine is not a treatment for PHN, it could impact the future market for therapies for PHN.

        Orphan Drug Designation.    In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise on the basis of FDA's interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or FDA's regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly.

  Gralise Commercialization and Manufacturing Arrangements

        Ventiv Commercial Services, LLC.    In June 2011, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which Ventiv's outsourced sales business, inVentiv Selling Solutions, provided us with sales force recruiting, training, deployment and ongoing operational support to promote Gralise. The agreement provided for a sales force of 164 full-time sales representatives dedicated to Depomed, all of whom were employees of Ventiv. The sales representatives were hired in September 2011, began promoting Gralise to physicians in October 2011 and began promoting Zipsor to physicians at the end of July 2012. Members of sales management are our employees.

        Under the terms of the agreement, we incurred an upfront implementation fee, and we paid fixed monthly management fees. The monthly management fee was subject to adjustment for actual staffing levels. A portion of the monthly management fee was payable only on Ventiv's achievement of specified performance objectives. We also paid certain pass-through costs of Ventiv. In June 2012, we exercised an early termination clause under the agreement to end the agreement in September 2012 in conjunction with converting the sales representatives to Depomed employees. In September 2012, the Company established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees.

        In May 2012, we entered into an additional service agreement with Ventiv, which provides for 78 part-time contract sales representatives dedicated to Depomed, all of whom are employees of Ventiv. Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels. The initial term of the agreement is for one year, with the option to extend the agreement for a longer period.

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

Zipsor® (diclofenac potassium) liquid-filled capsules for Treatment of Mild to Moderate Acute Pain

        Zipsor is a non-steroidal anti-inflammatory drug (NSAID) indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne) for $25.9 million in cash and the assumption of certain product-related liabilities. We also acquired Xanodyne's inventory of product and active ingredient for approximately $0.5 million, and we assumed responsibility for returns on product previously sold by Xanodyne with a fair value of $1.8 million as of the date of purchase.

        We are also responsible for the supply and distribution of Zipsor. Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012.

        We began promotion of Zipsor in late July 2012 with our field sales force of 155 full-time specialty sales representatives and 78 part-time sales representatives. Zipsor product sales for the year ended December 31, 2012 were $9.8 million, which includes approximately six months of us selling Zipsor after the acquisition.

LICENSE AND DEVELOPMENT ARRANGEMENT

Santarus—Glumetza®

        Glumetza is a once-daily extended release metformin product approved in the United States for type 2 diabetes that we have licensed to Santarus. The FDA approved Glumetza for marketing in the United States in 2005, and we began selling the 500mg Glumetza in 2006. In December 2007, the FDA approved the currently marketed 1000mg Glumetza, and we began selling it in June 2008. We developed the 500mg Glumetza and licensed it to Valeant (formerly Biovail) in 2002. In December 2005, we reacquired the U.S. rights to Glumetza from Valeant, including an exclusive U.S. license to the 1000mg strength of Glumetza, which was developed by Valeant utilizing proprietary Valeant drug delivery technology.

        In July 2008, we entered into a promotion agreement with Santarus, granting Santarus exclusive right to promote Glumetza in the United States. Santarus began promoting Glumetza in October 2008. In August 2011, we restructured our agreement with Santarus and entered into a commercialization agreement that superseded the July 2008 promotion agreement. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales.

        During 2011, we distributed and sold Glumetza for the first eight months of the year, recognized Glumetza product sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In the final four months of the year, Santarus was responsible for Glumetza distribution and sales, recognized Glumetza product sales and paid us a royalty equal to 26.5% of net sales. During the first 8 months of 2011, we recognized $40.7 million in product sales of Glumetza, $3.8 million in cost of sales of Glumetza, and $27.3 million in promotion fee expense to Santarus. We recognized $9.6 million in royalty revenue during the final four months of 2011 under the commercialization agreement. Royalty revenue from Santarus for the year ended December 31, 2012 was $42.8 million, which represents approximately 47% of total revenue.

        Pursuant to the commercialization agreement, we transitioned to Santarus responsibility for certain manufacturing activities, distribution, pharmacovigilance and regulatory affairs. We ceased shipments of Glumetza in August 2011, and Santarus began selling Glumetza in September 2011. Santarus is responsible for advertising and promotional marketing activities for Glumetza. In November 2011, we and Santarus entered into an assignment and assumption agreement pursuant to which Santarus assumed all of our rights and obligations under our commercial manufacturing agreement with Patheon, which provides that Patheon will serve as Santarus' sole commercial supplier of the 500mg Glumetza in the United States.

        Santarus pays us royalties on Glumetza net product sales in the United States, as follows:

  •
  26.5% in 2011;

  •
  29.5% in 2012;

  •
  32.0% in 2013 and 2014; and

  •
  34.5% in 2015 and beyond prior to generic entry of a Glumetza product.

        In the event of generic entry of a Glumetza product in the United States, the parties will thereafter equally share Glumetza proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of Glumetza. Santarus will not pay additional sales milestones to us, as was required under the prior promotion agreement.

        In connection with its assumption of distribution and sales responsibility of Glumetza, Santarus purchased our existing inventory of Glumetza and bulk metformin hydrochloride at cost. We are financially responsible for returns of Glumetza distributed by us, up to the amount of our product returns reserve account for Glumetza product returns on the date immediately before Santarus began distributing Glumetza. We are also financially responsible for Glumetza rebates and chargebacks up to the amount of our reserve account for those items on the date immediately before Santarus began distributing Glumetza. Santarus is responsible for all other Glumetza returns, rebates and chargebacks.

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

        Litigation.    Our settlement and license agreement with Lupin in February 2012, grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. Our settlement and license agreement with Sun in January 2013, grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances. We are involved in patent litigation associated with Glumetza that is described below under "Legal Proceedings".

Merck—Janumet® XR

        We have received $12.5 million in upfront and milestone payments and receive modest single digit royalties on Merck's net sales of Janumet® XR in the United States and other licensed territories through the expiration of the licensed patents under a July 2009 license agreement with Merck. The non-exclusive license agreement grants Merck a license as well as other rights to certain of our patents directed to metformin extended release technology for Janumet XR, Merck's fixed-dose combination product for type 2 diabetes containing sitagliptin and extended release metformin that was approved by the FDA in February 2012. Merck began selling Janumet XR during the first quarter of 2012. Depomed began receiving royalties in the second quarter of 2012.

Janssen—NUCYNTA® ER

        We received a $10 million upfront license fee and receive low single digit royalties on net sales of NUCYNTA®ER (tapentadol extended-release tablets) in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021 under an August 2012 license agreement with Janssen. The license agreement grants Janssen a non-exclusive license to certain patents and other intellectual property rights to our Acuform® drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER. We may also receive a one-time milestone payment upon achievement of a specified level of quarterly net sales.

Janssen—Canaglifozin/Metformin XR Combination Products

        We have received $10 million in upfront and milestone payments, and are eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between us and Janssen related to fixed dose combinations of extended release metformin and Janssen's type 2 diabetes product candidate canagliflozin. We also entered into a service agreement with Janssen under which we provided formulation work associated with the products. The formulation work under the agreement was completed in March 2011.

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

Boehringer Ingelheim—Undisclosed Compounds/Metformin XR Combination Products

        We have received $12.5 million in upfront and milestone payments and may receive additional development milestones, as well as royalties, pursuant to a March 2011 license and service agreement with Boehringer Ingelheim related to fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the agreement, we granted Boehringer Ingelheim a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. Boehringer Ingelheim was also granted a right to reference the Glumetza NDA in regulatory submissions for the products.

        In April 2011, we received $8.5 million of the $10.0 million upfront license payment. We received the remaining $1.5 million of that amount in June 2011, after it was initially withheld by German tax authorities. In March 2012, we received an additional $2.5 million upon delivery of experimental batches of prototype formulations that met agreed-upon specifications. The agreement provides for additional milestone payments based on regulatory filings and approval events, as well as royalties on worldwide net sales of products.

        We were responsible for providing certain initial formulation work associated with the fixed dose combination products. Services performed by us under the agreement were reimbursed by Boehringer Ingelheim on an agreed-upon rate, and out-of-pocket expenses were reimbursed. We have completed all formulation work required under the agreement.

Covidien—Acetaminophen/Opiate Combination Products

        We have received $7.5 million in upfront and milestone payments and may receive additional development-related milestone payments and royalties pursuant to a November 2008 license agreement related to two acetaminophen/opiate combination products with Mallinckrodt, Inc., a subsidiary of Covidien, Ltd. (Covidien). The license agreement grants Covidien worldwide rights to utilize our Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates, two of which Covidien has elected to develop. We received $5.5 million in upfront fees under the agreement, which included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement, and $2.0 million in development milestones to date. We may receive additional development milestone payments totaling $15.0 million per product, if achieved, as well as royalties on net sales of the products.

Ironwood Pharmaceuticals, Inc.—Undisclosed Compounds using Acuform Technology

        In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, we received an upfront payment of $0.9 million and were reimbursed for initial product formulation work.

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

PRODUCT CANDIDATES IN DEVELOPMENT

Serada® for Menopausal Hot Flashes.

        Serada is our proprietary extended release formulation of gabapentin in development for the treatment of menopausal hot flashes. We have completed three Phase 3 clinical trials evaluating Serada for menopausal hot flashes. We believe that Serada may be a viable non-hormonal product candidate for this indication, based on our studies and numerous academic studies that have demonstrated that gabapentin may be effective in treating hot flashes. We have an exclusive sublicense under a United States patent owned by the University of Rochester (Pat. No. 6,310,098) to develop and commercialize in the United States a gabapentin product indicated for the treatment of menopausal hot flashes.

        We submitted an NDA for Serada to the FDA in July 2012, and the FDA accepted our NDA for filing in September 2012. The Serada NDA has a PDUFA goal date of May 31, 2013 for the FDA to complete its review of the NDA. The acceptance of the NDA reflects the FDA's determination that the application is sufficiently complete to permit a substantive review.

        The FDA has informed us that its Reproductive Health Drugs Advisory Committee will discuss the Serada NDA at an Advisory Committee meeting scheduled for March 4, 2013. The FDA uses advisory committees to obtain independent advice from outside experts. Advisory committees can include subject matter experts, as well as consumer, industry and patient representatives. Advisory committees provide advice to the FDA, but the FDA makes the final decisions on approvals of NDAs.

Hot Flashes; Current Treatments; Target Market.

        A hot flash is a sudden flushing and sensation of heat caused by dilation of skin capillaries. Hot flashes are often associated with menopausal endocrine imbalance. The occurrence and frequency of hot flashes are unpredictable. Symptoms often associated with hot flashes include sweating, irritability and frustration. Hot flashes can begin early in menopause and are most common during the first few years after menopause begins. There are over 42 million postmenopausal women and about 2 million women enter menopause every year in the United States. Approximately 75% of all women in the United States over 50 years of age will experience hot flashes.

        Currently, the leading prescription drug product for the treatment of hot flashes associated with menopause is hormone replacement therapy (HRT). HRT involves the administration of the hormone estrogen, either alone or in combination with the hormone progestin. In 2001, the HRT market represented more than $2 billion and in excess of 90 million prescriptions. In 2003, the Women's Health Initiative released the results of a clinical study that revealed an increased risk of blood clots, stroke, and breast cancer associated with HRT. Subsequently, in 2003, the HRT market decreased by more than $850 million and 34 million prescriptions relative to 2001. HRT prescriptions have declined to approximately 27.4 million prescriptions in 2011.

        Existing non-hormonal pharmaceutical alternatives to HRT for the treatment of hot flashes include off-label administration of anti-depressants. There is also a considerable market for dietary and herbal supplements.

        If approved, we do not intend to market the product under the trade name Serada. We are in the process of working with the FDA for an acceptable alternative trade name.

DM-1992 for Parkinson's Disease

        In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson's disease. The trial was a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The trial enrolled 34 patients at 8 U.S. centers. The study assessed efficacy, safety and pharmacokinetic variables. The primary endpoint for the study was change in off time as measured by patient self-assessment and clinician assessment.

        Enrollment was completed in July 2012 and the study was completed in September 2012. In November 2012, we reported top-line results of the Phase 2 study, which we continue to evaluate as we consider partnering opportunities for DM-1992 and monitor competitive developments.

  Phase 2 Study Design and Results

        The trial was a randomized, active-controlled, open-label, crossover study evaluating DM-1992 dosed twice daily against a generic version of immediate-release carbidopa/levodopa (IR CD/LD) dosed as needed (mean daily dosing frequency = 4.8). 34 patients with advanced Parkinson's disease with motor fluctuations enrolled in the study at eight U.S. clinical centers. All enrolled patients completed the study.

        Baseline measurements were established over a three-day patient self-assessment period during which patients were maintained on existing Parkinson's medications. DM-1992 and IR CD/LD were each administered over a ten-day period that included a six-day dose optimization period, followed by a three-day patient self-assessment period and one in-clinic day for clinician evaluation and pharmacokinetic measurements.

        The primary endpoint for the study is change in percent "off" time during waking hours, as measured by patient self-assessment during the treatment period relative to the baseline period. Patients' mean baseline "off" time during waking hours was 5.4 hours per day (32.5%), compared to 4.5 hours (27.2%) during the DM-1992 self-assessment period and 5.5 hours (33.5%) for the IR CD/LD comparator. The reduction in percent "off" time reported during the DM-1992 patient self-assessment period relative to the IR CD/LD comparator was statistically significant (p = 0.047).

        Patients who experienced an "off" state for more than two hours were permitted to take IR CD/LD as rescue medication. Patients took 1.3 mean daily doses of rescue medication during the DM-1992 patient self-assessment period, compared to 0.2 mean daily doses for the IR CD/LD comparator.

        DM-1992 was generally well tolerated in the study. There were no serious adverse events.

  Parkinson's Treatments; Target Market

        Current therapies are effective in addressing only the mild/moderate motor symptoms of Parkinson's disease and have significant long-term side effects. Carbidopa-levodopa is the most common treatment of Parkinson's but currently has limitations with inconsistent efficacy and inconvenient dosing since it is absorbed in the upper GI tract. Carbidopa-levodopa is available as a generic (brand name Sinemet) and had approximately 2.7 million prescriptions in the United States in 2010 according to IMS Health, Inc.

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

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $15.5 million in 2012, $15.2 million in 2011 and $20.1 million in 2010.

COMPETITION

        Gralise for Postherpetic Neuralgia.    Gabapentin is currently marketed by Pfizer Inc. (Pfizer) as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer's product, Lyrica™ (pregabalin), has been approved for marketing in the United States and the European Union for the management of postherpetic neuralgia, diabetic nerve pain, spinal cord injury nerve pain, fibromyalgia, and adjunctive therapy in partial onset seizures. Gralise will compete against these products and other neuropathic pain treatments, such as anti-depressants, other anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opioids.

        Zipsor for Mild to Moderate Pain.    Diclofenac, the active pharmaceutical ingredient in Zipsor, is a non-steroidal anti-inflammatory drug (NSAID) that is approved in the United States for the treatment of mild to moderate pain and inflammation, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the United States. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

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

        Serada for Menopausal Hot Flashes.    If approved for treatment of menopausal hot flashes, Serada will compete against hormone therapy or HT, such as Pfizer's Premarin (estrogens) and Prempro (a combination of estrogens and a progestin) products, and anti-depressant medications prescribed off-label.

        Noven Pharmaceuticals has submitted an NDA for its low dose paroxetine product for the treatment of menopausal hot flashes. Noven's NDA will also be discussed at an FDA Advisory Committee meeting on March 4, 2013. If approved, this product would be a non-hormonal treatment for hot flashes and would compete with Serada.

        Pfizer has submitted an NDA for its combination bazedoxifene/estrogen product for the treatment of menopausal symptoms including hot flashes. The PDUFA date for Pfizer's product is October 3, 2013. If approved, this product would compete with other HT and non-hormonal therapies such as Serada.

        DM-1992 for Parkinson's Disease.    If approved, DM-1992 will compete against Sinemet, a combination of levodopa and carbidopa product for treatment of Parkinson's disease and syndrome sold by Merck as well as generic Sinemet sold by various generic manufacturers. In February 2012, the FDA accepted the submission of an NDA by Impax Laboratories, Inc. for their product candidate RytaryTM, which is IPX066, an extended-release capsule formulation of carbidopa-levodopa for the treatment of idiopathic Parkinson's disease. In January 2013, Impax received a Complete Response Letter from the FDA related to the Rytary NDA.

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

PATENTS AND PROPRIETARY RIGHTS

        Our material issued United States patents and the products and product candidates they cover are as follows:

United States Patent No.	Expiration Date	Product(s) and Product Candidate(s) Covered
6,340,475	September 19, 2016	Glumetza 500mg Gralise Serada
6,635,280	September 19, 2016	Glumetza 500mg Gralise Serada
6,723,340	October 25, 2021	Glumetza 500mg Gralise Serada
6,488,962	June 20, 2020	Glumetza 500mg Glumetza 1000mg Gralise Serada
7,438,927	February 26, 2024	Gralise Serada
6,310,098(1)	July 21, 2020	Serada
7,731,989	October 25, 2022	Gralise Serada
8,192,756	October 25, 2022	Gralise Serada
8,252,332	October 25, 2022	Gralise Serada
8,333,992	October 25, 2022	Gralise Serada
8,329,750	December 29, 2026	Serada

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

MANUFACTURING

        Depomed's facility is used for Research and Development (R&D) purposes. No commercial manufacturing takes place at Depomed's facility. The R&D work includes preclinical development of pharmaceutical formulations, their characterization, and the development of pharmaceutical process for external commercial manufacturing. The total laboratory area includes the following individual labs: Analytical Development Lab, Formulation Dry Lab, Process Lab, and Quality Lab.

        We are responsible for the supply and distribution of Gralise. We have entered into a manufacturing agreement with Patheon, as our commercial sole supplier. We have two qualified suppliers for the active pharmaceutical ingredient in Gralise. We have a supply agreement with one of the suppliers, and obtain the active pharmaceutical ingredient from the other supplier on a purchase order basis only.

        We are also responsible for the supply and distribution of Zipsor. Accucaps Industries Limited (Accucaps) is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012.

        Until August 2011, we were responsible for the supply and distribution of Glumetza. Under the commercialization agreement entered into in August 2011, we transitioned to Santarus responsibility for manufacturing and distribution of Glumetza. Patheon is Santarus' sole commercial supplier of the 500mg formulation of Glumetza in the United States. We have a supply agreement with Valeant, the sole supplier for the 1000mg formulation of Glumetza. We purchase the 1000mg Glumetza from Valeant on behalf of Santarus and are reimbursed by Santarus at cost.

        We have obtained clinical batches of Serada from Patheon, our third-party manufacturer. We currently have no long-term supply arrangements for Serada and obtain product on a purchase order basis. We have two qualified suppliers for the active pharmaceutical ingredient in Serada. We have a supply agreement with one of the suppliers, and obtain the active pharmaceutical ingredient from the other supplier on a purchase order basis only.

        We also obtain polyethylene oxide, one of the excipients common to Glumetza, Gralise and Serada, on a purchase order basis from Dow Chemical, our sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

        Applicable current Good Manufacturing Practices (cGMP) requirements and other rules and regulations prescribed by foreign regulatory authorities apply to the manufacture of our products, including products using the Acuform technology. We depend on the manufacturers of our products, and will depend on manufacturers using the Acuform technology to comply with cGMP and applicable foreign standards. Any failure by a manufacturer to maintain cGMP or comply with applicable foreign standards could delay or prevent the initial or continued commercial sale of our products and the products being sold or developed by parties with whom we have license or development agreements.

MARKETING AND SALES

        We have developed capabilities in various aspects of our commercial organization through our commercialization of Gralise, Glumetza and Zipsor including sales, marketing, manufacturing, quality assurance, wholesale distribution, medical affairs, managed market contracting, government price reporting, compliance, maintenance of the product NDA and review and submission of promotional materials. Members of our commercial organization are also engaged in the commercial and marketing assessments of Serada and other potential product candidates.

        Our sales organization is comprised of 155 sales representatives who are full-time employees of Depomed and 78 part-time sales representatives who are dedicated to Depomed but are employees of Ventiv, our outsourced sales force provider. Our sales force primarily calls on neurologists, primary care physicians and pain specialists throughout most of the United States. Our marketing organization is comprised of 11 full-time professionals who have developed a variety of marketing techniques and programs to promote our products, including promotional materials, speaker programs, industry publications, advertising and other media.

GOVERNMENT REGULATION

  Product Development and Manufacturing

        Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products using the Acuform technology and the manufacture and marketing of products using the Acuform technology prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. If new products using the Acuform technology do not receive the required regulatory approvals or if such approvals are delayed, our business would be materially adversely affected. We cannot be certain that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

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

Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the Acuform technology would have a material adverse effect on the Company.

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

EMPLOYEES

        As of February 20, 2013, we had 267 full-time employees. At December 31, 2012, we had 265 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

ITEM 1A.    RISK FACTORS

        In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing

us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

If we are not able to successfully commercialize Gralise and Zipsor, our business will suffer.

        In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor, and we began commercial promotion of Zipsor in late July 2012. As a company, we have limited experience selling and marketing pharmaceutical products. We may not be able to adequately maintain or scale the necessary sales, marketing, manufacturing, managed markets or other capabilities on our own that are required to successfully commercialize Gralise and Zipsor, and we may not enter into arrangements with other collaborative partners or other third parties to perform those functions on terms that are acceptable to us, if at all. If we enter into a collaborative co-promotion arrangement related to Gralise or Zipsor, some of the revenues we receive will depend upon the efforts of one or more third parties, which may not be successful and over which we will have little or no control.

        Our third-party contractors may not perform as required under their contracts with us or as expected. If our management of third-party contractors is not effective or such contractors do not perform as required or as expected, the commercial acceptance and success of Gralise and Zipsor may be limited and our business, results of operations and financial condition would be materially and adversely affected.

If Santarus does not continue to successfully commercialize Glumetza in the United States, our business will suffer.

        Pursuant to a commercialization agreement we entered into with Santarus in 2011, Santarus is primarily responsible for the commercialization of Glumetza in the United States. In 2012, we earned $42.8 in royalties under the agreement. Our Glumetza royalty revenue depends on Santarus' commercialization efforts, which could be adversely affected by any of the following factors:

  •
  Santarus may acquire or develop alternative products;

  •
  Santarus may pursue higher-priority programs, or change the focus of its marketing programs;

  •
  Santarus may in the future choose to devote fewer resources to Glumetza;

  •
  Glumetza may fail to sustain its current level of market acceptance;

  •
  Santarus may fail to supply Glumetza 500mg from their contract manufacturers and distributors;

  •
  the outcome of our any litigation against current or future Glumetza ANDA filers;

  •
  Santarus may experience financial difficulties; and

  •
  Santarus may fail to comply with its obligations under our commercialization agreement.

        Any of the preceding factors could affect Santarus' commitment to the commercialization of Glumetza, which, in turn, could adversely affect our Glumetza royalty revenue. Any material reduction in our Glumetza royalties would have a material adverse effect on our business, financial condition and results of operations.

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

        We are currently involved in patent infringement litigation against filers of ANDAs to Gralise. In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), and Incepta Pharmaceuticals (Incepta) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. In May 2012, we filed a lawsuit in the same court against Zydus Pharmaceuticals USA (Zydus) for infringement of the same patents. Since May 2012, two additional patents have been listed in the Orange Book for Gralise (U.S. Patent Nos. 8,192,756 and 8,252,332) and have been asserted against each of the Gralise ANDA filers. The lawsuits are in response to ANDAs filed by each of Actavis, Incepta and Zydus with the FDA regarding the defendants' intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927, 7,731,989, 8,192,756 and 8,252,332. We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and September 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Our lawsuits against three other Gralise ANDA filers have been dismissed due to the withdrawal of two ANDAs and the withdrawal of the third filer's patent challenge against Gralise. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

        We are also involved in patent infringement litigation against a filer of ANDAs to Glumetza. In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson) for infringement of U.S. Patent Nos. 6,488,962 and 7,780,987. The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson's intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court decision, the 30-month stay on the Watson ANDA is expected to expire in September 2014. On January 22, 2013, we received a paragraph IV certification from Watson advising us of the filing of ANDA for a generic version of Glumetza® 500mg and alleging that the four U.S. patents listed in the FDA's Orange Book for Glumetza 500 mg, with expiration dates in 2016, 2020 and 2021, will not be infringed by Watson's proposed product, are invalid and/or are unenforceable. We and Santarus are evaluating the paragraph IV certification. We have 45 days from the receipt of the paragraph IV certification to commence a patent infringement lawsuit against Watson and thereby impose a 30 month stay on Watson's ANDA for 500mg Glumetza. In February 2012, we and Santarus entered into a settlement and license agreement with Lupin Pharmaceuticals to resolve patent litigation involving Glumetza we initiated in November 2009, and in January 2013 we entered into entered into a settlement and license agreement with Sun Pharma to resolve patent litigation involving Glumetza we initiated in June 2011. The agreements grant Lupin the right to begin selling a generic version of Glumetza on February 1, 2016 and Sun the right to begin selling a generic version of Glumetza on August 1, 2016 (or earlier under certain circumstances in each case). The settlement with Sun Pharma remains subject to review by the U.S. Department of Justice and the Federal Trade Commission. The introduction of one or more products generic to Glumetza would harm our business, results of operations and financial condition.

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

        Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011, and Patheon is our sole supplier of Serada. Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, could adversely affect our business, results of operation and financial condition.

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

Our prior clinical trials evaluating Serada for menopausal hot flashes failed to meet all of their pre-specified primary endpoints, and we cannot be certain that this product will be approved for marketing by the FDA. The development of drug candidates is inherently difficult and uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

        Each of our three Phase 3 trials evaluating Serada for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their pre-specified primary endpoints. Although the FDA has accepted for filing our NDA for Serada and has scheduled an advisory committee meeting to discuss the NDA on March 4, 2013, we cannot be certain that the New Drug Application will be approved.

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

        We are unable to predict whether any of our product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained; the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, both Serada and DM-1992 use the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

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

If we are unable to successfully identify and acquire new and complementary businesses, products or technologies, our business will suffer.

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies, and legal and regulatory developments. An important element of our business strategy is to actively seek to acquire products or companies, and to in-license or seek co-promotion rights to products that could be sold by our sales force. Other than our contingent milestone payment obligations to Xanodyne relating to our sales of Zipsor, we have no current commitments with respect to any acquisition, in-licensing or co-promotion. We do not know if we would be able to successfully complete any acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are either unable to enhance and broaden our product offerings or unable to effectively integrate any acquired businesses, products or technologies, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could adversely affect our operating results.

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

        In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA's interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or FDA's regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly.

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

        Gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic neuralgia. Pfizer's basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for post herpetic pain, fibromyalgia, diabetic nerve pain, for adjunctive therapy for epileptic seizures and nerve pain associated with spinal cord injury. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market HorizantTM (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

        Bristol-Myers Squibb is currently selling a sustained release formulation of metformin, Glucophage XR, that competes with Glumetza. A limited license that Bristol-Myers Squibb obtained from us under a November 2002 settlement agreement extends to certain current and internally-developed future compounds, which may increase the likelihood that we will face competition from Bristol-Myers Squibb in the future on products in addition to Glumetza. Several other companies have received FDA approval for and are selling an extended-release metformin product. There are a number other products prescribed for Type 2 diabetes that are competitive with Glumetza, and there are a number of products under development for the treatment of Type 2 diabetes that may become competitive with Glumetza in the future.

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

        From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, in January 2013 we filed a lawsuit against Purdue Pharma for infringement of certain of our Acuform drug delivery technology patents and are engaged in litigation against Gralise and Glumetza ANDA filers. In those or other litigation matters, our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

        For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as "Paragraph IV certifications," that certify any patents listed in the FDA's Orange Book publication in respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA's ability to approve the 505(b)(2) application.

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

        Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products. We have obtained product liability insurance for clinical trials currently underway and forecasted 2013 sales of our products, but:

  •
  we may be unable to maintain product liability insurance on acceptable terms;

  •
  we may be unable to obtain product liability insurance for future trials;

  •
  we may be unable to obtain product liability insurance for future products;

  •
  we may be unable to secure increased coverage as the commercialization of the Acuform gastric retentive technology proceeds; or

  •
  our insurance may not provide adequate protection against potential liabilities.

        Our inability to obtain or maintain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management's attention from conducting our business. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, results of operations and financial condition could be materially and adversely affected.

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

        If FDA approves our NDA for Serada based on the results of our three completed Phase 3 clinical trials and we initiate commercial sales of Serada, such competition would reduce potential revenues from the sale of Serada.

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

        Our collaborators and licensors may not adequately maintain and protect our intellectual property rights. These third parties may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if these third parties do not, our ability to maintain and defend our intellectual property rights may be comprised by the acts or omissions of these third parties.

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

  •
  the outcome of our patent infringement litigation against filers of ANDAs for Gralise;

  •
  the outcome of our patent infringement litigation against filers of ANDAs for Glumetza;

  •
  the outcome of our patent infringement litigation against Purdue;

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

  •
  variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues; and

  •
  adoption of new technologies by us or our competitors.

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

        To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three years ended 2012, 2011 and 2010 we recorded total revenues of $90.8 million, $133.0 million and $80.8 million, respectively. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our generating profits of $70.7 million and $3.9 million in 2011 and 2010, respectively. For the year ended December 31, 2012, we incurred a net loss of $29.8 million. We may incur operating losses in 2013 and in future years. Any such losses may have an adverse impact on our total assets, shareholders' equity and working capital.

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

        These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. If these costs are significant, our selling, general and administrative expenses are likely to increase.

Health care reform could increase our expenses and adversely affect the commercial success of our products.

        In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (ACA). The ACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will take effect over the next several years. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2013 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2014 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including the regulations that may be imposed in connection with the implementation of the ACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

If we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation, and have our external auditors publicly attest to such evaluation. If material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time, or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In April 2012, we entered into an office and laboratory lease agreement with BMR-Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The initial term of the lease is approximately ten years, and we relocated our corporate headquarters and research activities from premises located at 1330 and 1360 O'Brien Drive, Menlo Park, California, to this facility in December 2012. The lease for the Menlo Park facility expired on January 31, 2013. We will pay approximately $12.2 million in aggregate as rent over the term of the lease to the landlord. As part of the lease, BMR agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we are obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. The lease will expire on November 30, 2022, however we have the right to renew the lease for one additional five year term, provided that written notice is made to BMR no later than 12 months prior to the lease expiration. We will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay BMR the unamortized portion of the tenant improvement allowance, specified additional allowances, waived base rent and leasing commissions, in each case amortized at 8% interest.

        The terms of the lease include a tenant improvement allowance of up to $6.3 million covering the approximately 52,500 of space that is currently being leased. As of December 31, 2012, the Company had submitted claims for $3.0 million of which $1.7 million remains as an outstanding receivable from the landlord. The $3.0 million in submitted claims has been recorded as short- and long-term liabilities, as appropriate. The liabilities will be ratably reduced over the life of the lease which will reduce rent expense in accordance with the applicable accounting guidance. Claims for the remaining amount of the tenant improvement allowance are expected to be submitted, and recovered in the first half of 2013.

        The terms of the lease also include an additional tenant improvement allowance of up to $0.8 million covering the approximately 8,000 additional square feet of space that the Company is obligated to lease no later than December 1, 2015.

        The property subject to the office and laboratory lease is the only property utilized by us. We believe our office and laboratory property is adequate to meet our current and future needs.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceuticals and Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

        In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd. (collectively, Sun), for infringement of the five U.S. patents listed in the Orange Book for the Glumetza product at the commencement of the action. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun's intent to market generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to the expiration of the patents listed in the Orange Book for Glumetza 500 mg and 1000 mg. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987. A settlement in this matter was reached among the parties (Sun, Depomed, Santarus and Valeant) in January 2013. The settlement and license agreement with Sun, grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances. The settlement and license agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

        In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson), for infringement of the two patents listed in the Orange book at the commencement of the litigation for Glumetza 1000 mg dosage (U.S. Patent Nos. 6,488,962 and 7,780,987). The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson's intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson's ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014.

        On January 22, 2013, we received a paragraph IV certification from Watson advising us that Watson had amended its Glumetza ANDA to include a generic version of Glumetza 500 mg. The certification alleges that the four U.S. patents listed in the FDA's Orange Book for Glumetza 500 mg, with expiration dates in 2016, 2020 and 2021, will not be infringed by Watson's proposed product, are invalid and/or are unenforceable. The Company and Santarus are evaluating the paragraph IV certification, and have 45 days from the receipt of the paragraph IV certification to commence a patent infringement lawsuit that would automatically stay, or bar, the FDA from approving Watson's ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever is earlier.

Depomed v. Gralise ANDA Filers

        In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc., Florida, Watson Pharma, Inc., and Watson Laboratories (collectively Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six U.S. patents listed in the Orange Book for the Gralise Product. The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants' intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014. In August 2012, we amended the complaint to assert U.S. Patent No. 8,192,756 and add Abon Pharmaceuticals LLC as a defendant. In September 2012, we amended the complaint to assert U.S. Patent No. 8,252,332. Each of these patents is listed in the Orange Book. On December 21, 2012, the Court granted a joint stipulation to dismiss Watson from the case after Watson represented to Depomed that it had withdrawn its Gralise ANDA from consideration by the FDA. We may reinstitute our lawsuit should Watson resume its efforts to gain FDA approval of a generic form of Gralise.

        In April 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax), and against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. (Par) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to ANDAs filed by each of lmpax and Par with the FDA regarding the defendants' intent to market generic versions of300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit against Impax and Par within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book. In October 2012, Impax withdrew its Gralise ANDA. As a result, we and Impax agreed to stipulate to this dismissal of our lawsuit against Impax for infringement of the Orange Book-listed listed patents. On December 17, 2012, the Court granted a joint stipulation to dismiss Par from the case after Par represented to Depomed that it no longer seeks approval of its Gralise ANDA prior to the expiration of the Orange Book-listed patents. We may reinstitute our lawsuit against Par or Impax should either resume its efforts to gain FDA approval of a generic form of Gralise before expiration of the last Orange Book-listed patent.

        In May 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to the ANDA filed by Zydus with the FDA regarding Zydus's intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes

U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in October and November 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book.

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

Depomed v. FDA

        In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA's interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or FDA's regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly.

Depomed v. Purdue

        In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue Pharma L.P. and affiliated companies (collectively, Purdue) for infringement of U.S. Patent Nos. 6,340,475; 6,635,280; and 6,723,340, each of which is held by Depomed. The complaint alleges infringement of our patents arising from Purdue's commercialization of OxyContin® (oxycodone hydrochloride controlled-release) in the United States.

General

        We cannot reasonably predict the outcome of the legal proceedings described above, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. As such we are not currently able to estimate the impact of the above litigations on our financial position or results of operations.

        We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, we are not currently involved in any matters that we believe may have a material adverse effect on our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2011 to December 31, 2012.

	High	Low
2012
First Quarter	$7.06	$5.30
Second Quarter	$6.48	$4.99
Third Quarter	$5.91	$4.97
Fourth Quarter	$6.45	$5.41
2011
First Quarter	$10.40	$5.40
Second Quarter	$10.10	$7.71
Third Quarter	$8.80	$4.53
Fourth Quarter	$6.35	$4.20

        On February 20, 2013, the closing price of our common stock was $6.74. As of February 20, 2013, there were approximately 30 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2012.

Unregistered Sales of Securities

        During the fiscal years ended December 31, 2012, 2011, and 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

        The information under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 15, 2013, to be filed with the SEC, is incorporated herein by reference.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes included elsewhere in this annual report on Form 10-K and also with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008(2)
Statement of Operations Data (in thousands):
Total revenues	$90,816	$132,973	$80,764	$57,728	$34,842
Total costs and expenses	121,169	102,275	77,139	79,800	51,937
Gain on litigation settlement	—	—	—	—	7,500
Gain on termination of Abbott agreement	—	40,000	—	—	—
Income (loss) from operations	(30,353)	70,698	3,625	(22,072)	(17,095)
Net income (loss) before income taxes	(29,872)	71,122	3,892	(22,023)	(15,301)
Benefit from (provision for) income taxes	91	(396)	4	15	(1)
Net income (loss)	(29,781)	70,726	3,896	(22,008)	(15,302)
Deemed dividend on preferred stock	—	—	—	—	(541)
Net income (loss) applicable to common stock shareholders	$(29,781)	$70,726	$3,896	$(22,008)	$(15,843)
Basic net income (loss) per share applicable to common stock shareholders	$(0.53)	$1.30	$0.07	$(0.43)	$(0.32)
Diluted net income (loss) per share applicable to common stock shareholders	$(0.53)	$1.26	$0.07	$(0.43)	$(0.32)
Shares used in computing basic net income (loss) per share	55,892,563	54,562,820	52,533,256	51,519,912	48,778,764
Shares used in computing diluted net income (loss) per share	55,892,563	56,089,796	53,463,749	51,519,912	48,778,764

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Cash, cash equivalents and marketable securities	$77,892	$139,793	$76,888	$81,759	$82,059
Total assets	141,653	164,372	87,031	91,581	95,084
Deferred revenue, non-current portion	15,516	17,932	30,926	41,306	33,209
Long-term debt, non-current portion	—	—	—	2,170	5,775
Other long-term liabilities	5,520	682	15	177	569
Series A convertible preferred stock	—	—	—	—	—
Accumulated deficit	(127,361)	(97,580)	(168,306)	(172,202)	(150,194)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company initially focused on pain and other conditions and diseases of the central nervous system. The core products of our specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched and made commercially available in October 2011, and Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired from Xanodyne Pharmaceuticals, Inc. (Xanodyne) in June 2012. We promote Gralise and Zipsor with a field force of 155 full-time sales representatives who are Depomed employees, and 78 part-time sales representatives dedicated to the Company and employed by a contract sales organization. We are actively seeking to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

        We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza®, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by, Santarus, Inc. (Santarus) in the United States. We have license and development arrangements associated with our Acuform gastroretentive drug delivery technology with Covidien, Ltd. (Covidien), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), Ironwood Pharmaceuticals, Inc. (Ironwood), Merck & Co., Inc. (Merck), Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen).

        In addition, we have two product candidates in clinical development, Serada® and DM-1992. We submitted a New Drug Application, or NDA, in July 2012 for Serada for the treatment of menopausal hot flashes. The NDA has been accepted for review by the United States Food and Drug Administration, or FDA, and we have a Prescription Drug User Fee Act, or PDUFA, goal date of May 31, 2013. The FDA has scheduled an Advisory Committee meeting to discuss the Serada NDA for March 4, 2013. DM-1992 is completed a Phase 2 trial for Parkinson's disease, and we announced a summary of the results of that trial in November 2012.

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

  Product Sales

        Gralise.    We sell Gralise to wholesalers and retail pharmacies and began shipping to customers in October 2011. We accept returns of unsalable product from customers within a return period of six months prior to, and 12 months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, we offered certain launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, we were not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2012. Accordingly, we initially deferred the recognition of revenue and related product costs of Gralise product shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment and prescription trends for Gralise and based on an analysis of historical return rates of our own experience with products that have a similar customer base and similar return policies, we concluded that we had the information needed to reasonably estimate product returns for Gralise during the fourth quarter of 2012. Beginning in the fourth quarter of 2012, we began recognizing revenue for Gralise sales at the time of shipment to our customers. Accordingly, in the fourth quarter of 2012, we recognized a one-time increase of $1.6 million in net product sales of Gralise, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, patient support program discounts, government chargebacks and prompt payment discounts. Including deferred cost of sales, this change resulted in a one-time $1.2 million reduction to net loss and decreased net loss per share by $0.02 for the twelve months ended December 31, 2012.

        Zipsor.    On June 21, 2012 (the acquisition date), we acquired all rights to Zipsor (diclofenac potassium) liquid filled capsules from Xanodyne and began distributing Zipsor to wholesalers and retail pharmacies. We accept returns of unsalable product from customers within a return period of six months prior to, and 12 months following product expiration. We recognize revenue for Zipsor sales at the time title transfers to our customers, which occurs at the time product is delivered to our customers. Revenue from sales of Zipsor is recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks.

        Glumetza.    We sold and recorded product sales on shipments of Glumetza to wholesalers and retail pharmacies through August 2011. The Company and Santarus entered into a commercialization agreement in August 2011, under which we transferred the rights to manufacture and distribute Glumetza in the United States to Santarus. Santarus commenced distributing Glumetza and began recording product sales in September 2011.

        Until August 2011, we recognized revenue for Glumetza sales at the time title transferred to our customers, which occurred at the time product was delivered to our customers. Product distributed by us until August 2011 is subject to rights of return during the period commencing six months before and ending 12 months after product expiration. Revenue from sales of Glumetza were recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks and managed care rebates.

  Product Sales Allowances

        We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

  •
  Product Returns—We allow customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. We estimate product returns on Gralise and Zipsor. We also estimate returns on sales of Glumetza made by the Company through August 2011, as we are financially responsible for return credits on Glumetza product we shipped as part of the Company's commercialization with Santarus in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, we also assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. See Note 17 of the Notes to Financial Information for further information on the acquisition of Zipsor.

    The shelf life of Gralise is 24 months from the date of tablet manufacture and the shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. We monitor actual return history on an individual product lot basis since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

    Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

    In 2010, based on our review of actual product returns through the end of 2010, we increased our estimate for Glumetza product returns. This resulted in a decrease of product sales of approximately $1.1 million in 2010 related to sales made in prior periods.

    As part of our commercialization agreement with Santarus, we are responsible for return allowances and credits with respect to Glumetza product we shipped (through August 2011) up to a contractual amount equal to our return reserve estimates at August 31, 2011. If returns allowances and credits on product we shipped come in higher than the contractual amount, Santarus will be financially responsible for that difference. If returns allowances and credits on product we shipped come in lower than the contractual amount, we will pay Santarus 75% of that remaining balance.

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

  •
  Patient Discount Programs—We offer patient discount co-pay assistance programs in which patients receive certain discounts off their prescription at participating retail pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

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

  •
  Launch Discounts—We offered certain discounts in connection with the launch and commercial availability of Gralise in October 2011.

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs, launch discounts, managed care rebates, and other government chargebacks for Gralise, Zipsor and Glumetza do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

        Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations of financial position.

        A rollforward of our product sales allowances for the three years ended December, 31, 2012 is as follows:

(in thousands)	Contract Sales Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2009	$4,396	$3,364	$99	$7,859
Revenue Allowances:
Provision related to current period sales(2)	6,510	5,720	1,169	13,399
Provision related to sales made in prior years	(359)	1,020	—	661
Recorded to balance sheet(2)	(37)	—	(13)	(50)
Payments and credits related to sales made in current period	(3,848)	(1,846)	(1,043)	(6,737)
Payments and credits related to sales made in prior periods	(4,036)	(2,904)	(100)	(7,040)

Balance at December 31, 2010	2,626	5,354	112	8,092
Revenue Allowances:
Provision related to current period sales(2)	5,654	6,377	1,077	13,108
Provision related to sales made in prior years	—	(148)	—	(148)
Recorded to balance sheet(2)	392	—	124	516
Payments and credits related to sales made in current period	(3,421)	—	(1,110)	(4,531)
Payments and credits related to sales made in prior periods	(2,625)	(1,741)	(113)	(4,479)

Balance at December 31, 2011	$2,626	$9,842	$90	$12,558
Revenue Allowances:
Acquisition of Zipsor	—	1,812	—	1,812
Provision related to current period sales(2)	7,624	3,506	784	11,914
Provision related to sales made in prior years	—	(853)	—	(853)
Recorded to balance sheet(2)	(464)	—	(147)	(611)
Payments and credits related to sales made in current period	(2,910)	—	(558)	(3,468)
Payments and credits related to sales made in prior periods	(2,626)	(3,476)	(91)	(6,193)

Balance at December 31, 2012	$4,250	$10,831	$78	$15,159

(1)
Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates, and government chargebacks and rebates.

(2)
Beginning in the fourth quarter of 2012, we began recognizing Gralise product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time. In June 2012, we acquired Zipsor and began recognizing Zipsor product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time.

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

Stock-Based Compensation

        The Company estimates the fair value of stock options, restricted stock units and Employee Stock Purchase Plan (ESPP) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award.

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

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

        We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the assessment of each asset's life cycle, the impact of competitive trends on each asset's life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

        We determined the acquisition date fair value of the contingent consideration obligation with respect to the Zipsor acquisition based on an income approach derived from Zipsor revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, we will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

Intangible Assets

        Intangible assets consist of purchased developed technology and trademarks. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

        Our intangible asset relates to Zipsor product rights of $27.1 million which has been recorded as intangible assets on the accompanying balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. As of December 31, 2012 the carrying value was $25.1 million.

RESULTS OF OPERATIONS

        Our results of operations in 2012 differ significantly from our reported results for 2011. For example, in 2011 we recognized $48 million in milestone revenue and a $40 million gain on settlement with regard to termination of our agreement with Abbott relating to Gralise. These were one-time payments and did not recur in 2012. In 2011, we reflect eight months of Glumetza product revenue, cost of sales and corresponding promotion expense to Santarus and four months of Glumetza royalty revenue from Santarus. As a result of the restructuring of our agreement with Santarus in August 2011, we recognized royalty revenue from Santarus in 2012 but no product revenue or promotion expense for Glumetza. In 2011, we recognized $0.5 million of revenue from sales of Gralise and a partial year of corresponding sales and marketing expense. In 2012, we recognized a full year of Gralise sales and incurred a full year of sales and marketing expense. Accordingly, Gralise product sales and selling, general and administrative expense are substantially higher in 2012 than in 2011. In addition, we acquired Zipsor in June 2012 and Zipsor revenue and expense is reflected in our results of operations for the second half of 2012.

Revenues

        Total revenues are summarized in the following table (in thousands):

	2012	2011	2010
Product sales:
Gralise	$17,288	$508	$—
Zipsor	9,835	—	—
Glumetza	—	40,657	45,521
Proquin XR	360	13	116

Total product sales	27,483	41,178	45,637
Royalties:
Santarus	42,792	9,600	—
Others	1,743	397	306

Total royalty revenue	44,535	9,997	306
License and Other revenue:
Gralise	$—	$60,592	$16,246
Glumetza	4,926	6,609	2,502
Boehringer Ingelheim	2,617	10,889	—
Covidien	—	500	4,465
Janssen	10,005	2,250	8,909
Merck	—	—	2,500
Other	1,250	958	199

Total license and other revenue:	18,798	81,798	34,821

Total revenues	$90,816	$132,973	$80,764

Product sales

        Gralise.    In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. The increase in product sales of Gralise in 2012 is primarily a result of higher prescription demand for Gralise and a full-year of selling Gralise in 2012 as compared to three months in 2011.

        Until the fourth quarter of 2012, we deferred recognition of revenue on product shipments of Gralise until the right of return no longer existed, which occurred at the earlier of (a) the time Gralise units are dispensed through patient prescriptions or (b) expiration of the right of return. In the fourth quarter of 2012, we changed our revenue recognition policy for Gralise and began recognizing revenue upon shipment to our customers, which resulted in a one-time increase of $1.6 million in product sales during the fourth quarter of 2012.

        We expect Gralise product sales and prescriptions to increase in 2013.

        Zipsor.    Our sales force began promoting Zipsor at the end of July 2012. Product sales for the period between the acquisition date and December 31, 2012 were $9.8 million. Zipsor product sales in 2012 represents a partial year of selling Zipsor post-acquisition. Accordingly, we expect Zipsor revenues to increase in 2013 as a result of a full year of selling Zipsor.

        Glumetza.    In August 2011, we restructured our agreement with Santarus and entered into a commercialization agreement that superseded the July 2008 promotion agreement. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We ceased shipments of

Glumetza in August 2011, and Santarus began selling Glumetza in September 2011. We will not have any Glumetza product sales in future periods. All of our compensation will be received as royalty income as discussed below.

        Prior to August 2011, we recognized Glumetza product sales and paid Santarus a fee for promoting Glumetza in the United States. The decrease in Glumetza product sales in 2011 compared to 2010 was primarily due to Depomed distributing and recognizing product sales for Glumetza for eight months in 2011 as compared to a full year in 2010. There were no product sales for Glumetza in 2012.

        Proquin XR.    We ceased shipments of Proquin XR in the fourth quarter of 2010 and because of estimated significant levels of inventory at wholesalers and pharmacies in comparison to prescription demand, we deferred revenue recognition on product shipments of Proquin XR until the right of return no longer existed, which occurred at the earlier of the time Proquin XR units were dispensed through patient prescriptions or expiration of the right of return. At March 31, 2012, all rights of return expired and the remaining deferred revenue balance for Proquin XR was recognized as revenue during the first quarter of 2012. We do not expect any future revenues from Proquin XR.

Royalties

        Santarus.    Santarus royalties relate to royalties we received from Santarus based on net sales of Glumetza in the United States. Royalty revenue from Santarus for the year ended December 31, 2012 was $42.8 million. This amount increased from 2011, as we received only four month of royalties from Santarus in 2011. We expect royalty revenue to increase in 2013 based on our expectation of increasing net sales of Glumetza by Santarus and because our royalty rate increased from 29.5% of net sales for 2012 to 32% of net sales for 2013.

        Other Royalties.    In January 2012, Merck received FDA approval to market Janumet XR in the United States, and Merck began selling Janumet XR during the first quarter of 2012. We currently receive very low single digit royalties on net product sales of Janumet XR, and began recognizing royalty revenue in the first quarter of 2012. In August 2012, we entered into a license agreement with Janssen relating to NUCYNTA ER and receive a low single digit royalty on net sales of NUCYNTA ER beginning in the third quarter of 2012. Other royalties also include royalties we received from Valeant on net sales of Glumetza in Canada and from LG Life Sciences on net sales of LG's version of Glumetza, Novamet GR, in Korea. We expect other royalties to increase in 2013 based on our expectation of increasing net sales of Janumet XR by Merck and a full year of NUCYNTA ER royalties from Janssen.

License and other revenue

        Gralise.    In January 2011, Abbott Products received FDA approval of Gralise for the management of postherpetic neuralgia, which triggered a $48.0 million development milestone from Abbott Products to us, which we received in February 2011. Because the milestone was substantive in nature, achieved and based on past performance, the entire $48.0 million was recognized as license revenue in the first quarter of 2011.

        Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay Pharmaceuticals, Inc. (Solvay) paid us a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time our development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, we no longer have continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

        Glumetza.    Glumetza license revenue for 2012, 2011 and 2010 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

        We are recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use as our sole supplier of the 1000mg Glumetza.

        Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that pushed the estimated completion date of Depomed's manufacturing obligations to February 2016, which is now the estimated length of time we expect our obligations will completed under the commercialization agreement.

        On the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted, and the remaining deferred revenue of $9.2 million was changed to be recognized ratably until December 2013. During the fourth quarter of 2012, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted again, and the remaining deferred revenue of $4.8 million was changed to be recognized ratably until February 2016.

        We recognized approximately $3.3 million, $2.0 million and $0.9 million of revenue associated with this upfront license fee during 2012, 2011 and 2010, respectively. The remaining deferred revenue balance is $4.5 million at December 31, 2012, and we anticipate that we will recognize this entire amount as revenue ratably until February 2016.

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

        We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million and $0.9 million of revenue associated with the reimbursement of formulation work under the service agreement during 2012 and 2011, respectively.

        Janssen.    In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. Janssen paid us a $5.0 million upfront license fee associated with the license agreement. The $5.0 million was amortized ratably through March 2011, which was the estimated length of time we were obligated to perform formulation work under the agreements. We recognized approximately $1.9 million and $3.1 million of revenue associated with this upfront license fee during 2011 and 2010, respectively.

        We also entered into a service agreement with Janssen under which we provided formulation work for Janssen and were reimbursed by Janssen on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.3 million and $0.8 million of revenue associated with the reimbursement of formulation work under the service agreement during 2011 and 2010, respectively. All formulation work under the agreement was completed at March 31, 2011 and there is no remaining deferred revenue.

        In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 million milestone from Janssen to us. As the milestone was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, we recognized the $5.0 million milestone as revenue in 2010.

        In August 2012, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to the Company's Acuform gastric retentive drug delivery technology to be used in developing products that compromises tapentadol in extended release formulation.

        In exchange, we received a $10.0 million upfront fee in the third quarter of 2012. We are also eligible to receive a one-time sales milestone upon achievement of a specified level of quarterly net sales, as well as low single digit royalties on net sales of NUCYNTA ER (in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021. We have no development obligations under the agreement. We recognized the entire $10.0 million as license revenue in the third quarter of 2012.

        Ironwood Pharmaceuticals, Inc.    In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to our Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, we received an upfront payment of $0.9 million which was amortized ratably through June 2012, which is the estimated length of time we are obligated to perform formulation work under the agreement. We recognized $0.5 million and $0.4 million of revenue associated with this upfront license fee in 2012 and 2011, respectively. There is no remaining deferred revenue related to this upfront payment at December 31, 2012.

        In March 2012, we achieved a milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications. The associated $1.0 million milestone payment is nonrefundable and was received in May 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, and the collectability of the milestone is reasonably assured, we recognized the $1.0 million as revenue during 2012.

        Under the terms of the agreement, we will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by us under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately $0.1 million and $0.2 million of revenue associated with the reimbursement of formulation work under the agreement during 2012 and 2011, respectively.

        Merck    In October 2010, we received a $2.5 million development milestone from Merck under the license agreement related to the acceptance of the NDA application of Merck's combination product subject to the agreement. As the milestone was substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, we recognized the $2.5 million milestone in its entirety as license revenue during the fourth quarter of 2010.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise,

Glumetza, Zipsor and Proquin XR. Total cost of sales for 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Cost of sales	$6,039	$5,544	$8,097

        Cost of sales for 2012 relates to Gralise and Zipsor and include a $0.7 million charge related to slow-moving Gralise starter pack inventory that is not expected to be sold prior to expiry. Cost of sales increased in 2012 as compared to 2011 as a result of a full year of Gralise sales in 2012 and commencement of Zipsor sales after the acquisition of Zipsor on June 21, 2012. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, of which $1.2 million was amortized to cost of sales in 2012 as the acquired inventories were sold. The unamortized value of the inventory step-up as of December 31, 2012 was $0.7 million. We expect cost of sales to increase in 2013 as we expect product sales of Gralise and Zipsor to increase from current levels.

        Cost of sales for 2011 relates to Gralise and eight months of selling Glumetza. Cost of sales decreased in 2011 as compared to 2010 mainly as a result of $2.3 million in inventory write-offs for unsalable inventory related to the 500mg Glumetza product recall in 2010 and only selling Glumetza for eight months in 2011 as compared to a full year of 2010. These decreases were partially offset by manufacturing and supply costs related to the Company's launch of Gralise in October 2011.

Research and Development Expense

        Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Research and development expense	$15,462	$15,187	$20,111
Dollar change from prior year	275	(4,924)
Percentage change from prior year	1.8%	-24.5%

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

(In thousands)	2012	2011	2010
Serada	$7,676	$9,189	$8,064
DM-1992	4,049	1,873	1,668
Other projects	3,736	4,125	10,379

Total research and development expense	$15,462	$15,187	$20,111

        The slight increase in research and development expense for 2012 as compared to 2011 was primarily due to our Phase 2 trial for DM-1992 for Parkinson's disease in 2012 offset by lower costs related to Serada, as we completed our Phase 3 trials for Serada in 2011. We incurred a filing fee of $1.8 million and a $1.0 million milestone payment to PharmaNova, under our sublicense agreement for Serada, on submission of a New Drug Application filing to the FDA. These amounts were recorded as research and development expenses in 2012.

        The decrease in research and development expense in 2011 as compared to 2010 was primarily due to reductions in research and development expense for Gralise, which received FDA approval in the first quarter of 2011, partially offset by higher clinical research organization costs associated with our Breeze 3 Phase 3 clinical trial for Serada in 2011.

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

	2012	2011	2010
Selling, general and administrative expense:
Promotion fee expense	$—	$27,339	$31,419
Other selling, general and administrative expense	97,646	54,205	17,512

Total selling, general and administrative expense	$97,646	$81,544	$48,931

Dollar change from prior year	16,102	32,613
Percentage change from prior year	19.7%	66.7%

        The increase in selling, general and administrative expense in 2012 as compared to 2011 was primarily due to (a) a full year of sales and marketing costs related to the launch of Gralise including marketing activities, including costs associated with our contract sales organization and conversion of those sales representatives to full-time Depomed employees and (b) marketing costs associated with re-launch of Zipsor following our acquisition of the product in June 2012. 2011 only represented a partial year of sales and marketing costs associated with Gralise as we initiated commercial sales of Gralise in October 2011. In October 2011, we began promoting Gralise through our contract sales organization, Ventiv, providing for 164 full-time sales representatives dedicated to promoting Gralise. In June 2012, we expanded our contact sales force, adding 78 part-time sales representatives through Ventiv dedicated to promoting Gralise. In September 2012, our contract with Ventiv related to the full-time sales representatives ended. We reduced the number of full-time sales territories from 164 to 155 and converted 142 of the full-time sales representatives from the Ventiv contract sales force to full-time employees of Depomed. This conversion is not expected to materially change selling, general and administrative expense on a forward basis. However, we expect selling, general and administrative expense to increase in 2013 as a result of a full year of marketing costs for Zipsor and a full year of expense for our part-time sales representatives.

        The increase in selling, general and administrative expense in 2011 as compared to 2010 was due to increased sales and marketing costs related to the launch of Gralise including launch marketing activities and costs associated with our contract sales organization. During 2011, we advanced our commercial infrastructure with the hiring of employees for our sales management and marketing organizations. The 164 Ventiv contract sales representatives were hired and commenced training in September 2011, and began promotion to physicians in October 2011. As such, 2011 only represented a partial year of costs associated with our contract sales organization.

        The decrease in promotion fee expense in 2011 as compared to 2010 was driven by a full year of Glumetza promotion fees for 2010 as compared to eight months in 2011, as a result of the Santarus commercialization agreement entered into in August 2011. As a result of the Santarus commercialization agreement entered into in August 2011, we no longer have promotion fee expense to Santarus.

Amortization of Intangible Assets

(In thousands)	2012	2011	2010
Amortization of intangible assets	$2,022	$—	$—

        The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for 2012 was approximately $2.0 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.8 million.

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

Interest Income and Expense

(In thousands)	2012	2011	2010
Interest and other income	$520	$557	$839
Interest expense	(39)	(133)	(572)

Net interest income (expense)	$481	$424	$267

        Interest and other income for 2012 includes $0.1 million in respect of the gain from a bargain purchase relating to the Zipsor acquisition. Interest and other income decreased in 2011 as compared to 2010 as other income in 2010 included approximately $0.5 million in grants from the U.S. government under the Qualifying Therapeutic Discovery Project of the Patient Protection and Affordable Care Act of 2010 for our Serada and DM-1992 programs, offset by higher interest income due to higher investment balances in 2011.

        Interest expense in 2011 and 2010 relates to interest on the credit facility we entered into in June 2008 with General Electric Capital Corporation and Oxford Finance Corporation. The credit facility was fully repaid in July 2011. Interest expense decreased in 2011 as compared to 2010 because 2011 included only a partial year of interest as the credit facility was fully repaid by July 2011.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(In thousands)	2012	2011
Cash, cash equivalents and marketable securities	$77,892	$139,793

        The decrease in cash, cash equivalents and marketable securities during 2012 is attributable to the $26.4 million that we paid for the Zipsor acquisition and the utilization of cash to finance our operations.

        Since inception through December 31, 2012, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

        As of December 31, 2012, we have accumulated net losses of $127.4 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

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

  •
  acquisitions or licenses of complementary businesses, products or technologies;

  •
  expenditures related to our commercialization and development efforts, including arrangements we might make for the commercialization of Serada, if the product is approved for marketing;

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
  commercialize any products we market;

  •
  manufacture (or have manufactured) and market (or have marketed) our marketed products and product candidates;

  •
  conduct preclinical and clinical testing; and

  •
  conduct research and development programs.

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

  •
  obtain funds through entering into collaboration agreements on unattractive terms; and/or

  •
  delay, postpone or terminate clinical trials.

        The inability to raise any additional capital required to fund our operations could have a material adverse effect on our company.

        The following table summarizes our cash flow activities (in thousands):

(In thousands)	2012	2011	2010
Cash provided by (used in) operating activities	$(30,985)	$57,651	$(2,381)
Cash provided by (used in) investing activities	33,332	(62,188)	512
Cash provided by (used in) financing activities	2,686	6,054	(2,426)

Cash Flows from Operating Activities

        Cash used in operating activities during 2012 was approximately $31.0 million, compared to cash provided by operating activities of approximately $57.7 million during 2011. Cash used in operating activities during 2012 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities during 2011 was primarily as a result of the $48.0 million milestone payment and $40 million termination fee received from Abbott Products during the first quarter of 2011. Cash used in operating activities in 2010 was primarily due to our net income adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

        Net cash provided by investing activities during 2012 was approximately $33.3 million and consisted of sales and maturities of marketable securities offset by purchases of marketable securities and approximately $26.4 million in cash paid for the acquisition of Zipsor in June 2012. Net cash used in investing activities during 2011 was approximately $62.2 million and consisted primarily of a net increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott Products during the first quarter of 2011. Cash provided by investing activities in 2010 of approximately $0.5 million, and resulted primarily from net decreases in marketable securities to fund our operations.

Cash Flows from Financing Activities

        Cash provided by financing activities during 2012 was approximately $2.7 million and consisted of proceeds from employee option exercises. Cash provided by financing activities during 2011 was approximately $6.1 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility. Cash used in financing activities in 2010 primarily consisted of $3.8 million in principal payments on our credit facility offset by $1.4 million of cash proceeds from exercises of stock options and purchases of common stock under our employee stock purchase plan.

Contractual Obligations

        As of December 31, 2012, our contractual obligations are shown in the following table (in thousands):

	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
Operating leases	$921	$2,391	$2,535	$6,909	$12,756
Contract sales organization	1,663	—	—	—	1,663
Purchase commitments	5,171	—	—	—	5,171

	$7,755	$2,391	$2,535	$6,909	$19,590

        At December 31, 2012, we had non-cancelable purchase orders and minimum purchase obligations of approximately $5.2 million under our manufacturing agreements related to Gralise and Zipsor. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

        In May 2012, we entered into a service agreement with Ventiv which provides for a sales force of 78 part-time sales representatives dedicated to Depomed, all of whom are employees of Ventiv. Under the agreement, we are required to pay Ventiv a monthly fixed fee of $0.5 million during the term of the agreement. The term of the agreement is for one year beginning in June 2012.

        In April 2012, we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Newark lease includes free rent for the first five months of the lease. Lease payments begin in May 2013. Our Menlo Park lease ended in January 2013.

        The contractual obligations reflected in this table exclude a $2.0 million contingent milestone payment we may be obligated to pay in the future under our sublicense agreement with PharmaNova related to FDA approval of an NDA for Serada. The above table also excludes any future royalty payments we may be required to pay on products we have licensed.

        The contractual obligations reflected in the above table also exclude up to $5.0 million in contingent sales milestones we may be obligated to pay in the future under our asset purchase agreement with Xanodyne for Zipsor. We are obligated to pay Xanodyne a one-time $2.0 million milestone payment at the end of the first calendar year in which net sales of Zipsor exceed $30 million, and a one-time $3.0 million milestone payment at the end of the first calendar year in which net sales of Zipsor exceed $60 million.

        The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $2.0 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. Companies have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company adopted the presentation requirement effective January 1, 2012 and elected to report the components of comprehensive income in one single continuous statement as part of the Statement of Operations and Comprehensive Income. The adoption of this guidance did not have a material impact on the Company's financial statements.

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities". The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult. The objective of this update is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Management does not expect this ASU to have a material impact on the Company's financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2012, our marketable securities available for sale consisted of U.S. Treasury bills, U.S. government agency debt securities and U.S. corporate debt with maturity dates of less than two years. Our investments in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. Treasury and government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

        As of December 31, 2012, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than 1 year	1 - 2 Years	Total
Principal amount	$11,004	$37,500	$48,504
Fair value	$11,079	$37,737	$48,816
Average interest rate	0.28%	0.36%	0.30%

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2012. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

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

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal accounting and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b)
  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Depomed, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Depomed, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 22, 2013

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors and corporate governance matters is incorporated by reference to the information set forth under the caption "Election of Directors" in the company's Proxy Statement for the 2013 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2013 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.     Financial Statements

2.     Financial Statement Schedules

        Schedule II is included on page 122 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.     Exhibits:

Exhibit		Footnote	Description of Document
3.1		(1)	Amended and Restated Articles of Incorporation

3.2		(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation

3.3		(3)	Certificate of Determination of Series RP Preferred Stock of the company

3.4		(4)	Bylaws, as amended

4.1		(5)	Rights Agreement, dated as of April 21, 2005, between the company and Continental Stock Transfer and Trust Company as Rights Agent

10.1		(6)	1995 Stock Option Plan, as amended

10.2		(7)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan

10.3		(7)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan

10.4		(7)	Form of Exercise Notice under 1995 Stock Option Plan

10.5		(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.

10.6		(8)	Form of Indemnification Agreement between the Company and its directors and executive officers

10.7		(9)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company

10.8		(10)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC

10.9		(10)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC

10.10		(27)	2004 Equity Incentive Plan, as amended

10.11		(27)	Form of Restricted Stock Unit Award Agreement

10.12		(31)	2004 Employee Stock Purchase Plan, as amended

10.13		(13)	Agreement, dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.

10.14	+	(14)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation

10.15	+	(15)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Valeant Laboratories International SRL

10.16	+	(15)	Supply Agreement dated December 13, 2005 between the Company and Valeant Laboratories International SRL

10.17	+	(15)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Valeant Laboratories International SRL

10.18		(16)	Description of Non-employee Director Compensation Policy, as amended

10.19		(30)	Bonus Plan of the Company, as amended

Exhibit		Footnote	Description of Document
10.20		(31)	Form of Management Continuity Agreement between the Company and certain officers of the Company

10.21		(19)	Offer Letter, dated June 14, 2006, between the Company and Matthew Gosling

10.22		(8)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.23		(8)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.24		(8)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.25	+	(7)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.

10.26	+	(7)	Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation

10.27		(11)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Valeant Laboratories International SRL

10.28		(22)	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.

10.29	+	(12)	Settlement and License Agreement dated April 4, 2008 between the Company and Teva Pharmaceuticals USA, Inc.

10.30		(12)	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.31		(12)	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.32		(12)	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.33		(12)	Loan and Security Agreement dated June 27, 2008 between the Company, General Electric Capital Corporation and Oxford Finance Corporation

10.34	+	(12)	Promotion Agreement dated July 21, 2008 between the Company and Santarus, Inc.

10.35	+	(21)	Exclusive License Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of November 19, 2008.

10.36		(24)	Offer Letter dated April 3, 2011 between the Company and James A. Schoeneck

10.37		(24)	Separation Agreement and Release dated April 1, 2011, between the Company and Carl A. Pelzel

10.38		(24)	Management Continuity Agreement dated April 3, 2011, between the Company and James A. Schoeneck

10.39		(25)	Third Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC

10.40		(25)	Fourth Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC

Exhibit		Footnote	Description of Document
10.41	+	(25)	Service Agreement, dated June 20, 2011 between the Company and Ventiv Commercial Services, LLC

10.42	+	(26)	Commercial Manufacturing Services Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.

10.43	+	(26)	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.

10.44	+	(28)	Offer Letter dated January 13, 2012 between the Company and August J. Moretti

10.45	+	(29)	Settlement and License Agreement dated February 22, 2012 among the Company, Lupin Pharmaceuticals, Inc. and Lupin Limited.

10.46		(29)	Lease dated April 4, 2012 between the Company and BMR-Pacific Research Center LP

10.47		(31)	Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc.

23.1			Consent of Independent Registered Public Accounting Firm

24.1			Power of Attorney (included on signature page hereto)

31.1			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck

31.2			Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of August J. Moretti

32.1			Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck

32.2			Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti

101.INS		(32)	XBRL Instance Document

101.SCH		(32)	XBRL Taxonomy Extension Schema Document

101.CAL		(32)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		(32)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		(32)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		(32)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(24)
Incorporated by reference to the Company's Form 10-Q filed on May 6, 2011

(25)
Incorporated by reference to the Company's Form 10-Q filed on August 2, 2011

(26)
Incorporated by reference to the Company's Form 10-Q filed on November 7, 2011

(27)
Incorporated by reference to the Company's Form 8-K filed on January 17, 2012

(28)
Incorporated by reference to the Company's Form 10-Q filed on March 8, 2012

(29)
Incorporated by reference to the Company's Form 10-Q filed on May 8, 2012

(30)
Incorporated by reference to the Company's Form 8-K filed on May 18, 2012

(31)
Incorporated by reference to the Company's Form 10-Q filed on August 3, 2012

(32)
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

+
Confidential treatment granted

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newark, State of California, on the 22nd day of February 2013.

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

Signature

/s/ JAMES A. SCHOENECK James A. Schoeneck	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013
/s/ AUGUST J. MORETTI August J. Moretti	Chief Financial Officer (Principal Financial Officer)	February 22, 2013
/s/ PETER D. STAPLE Peter D. Staple	Chairman of the Board of Directors	February 22, 2013
/s/ VICENTE ANIDO, JR., PH.D. Vicente Anido, Jr., Ph.D.	Director	February 22, 2013

Signature

/s/ G. STEVEN BURRILL G. Steven Burrill	Director	February 22, 2013
/s/ KAREN A. DAWES Karen A. Dawes	Director	February 22, 2013
/s/ SAMUEL R. SAKS, M.D. Samuel R. Saks, M.D.	Director	February 22, 2013
/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Director	February 22, 2013
/s/ JULIAN N. STERN Julian N. Stern	Director and Secretary	February 22, 2013
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	February 22, 2013

DEPOMED, INC.

INDEX TO FINANCIAL STATEMENTS

DEPOMED, INC. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Depomed, Inc.

        We have audited the accompanying balance sheets of Depomed, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Depomed, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City California February 22, 2013

DEPOMED, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,076	$24,043
Marketable securities	37,737	62,106
Accounts receivable	3,614	4,420
Receivables from collaborative partners	10,078	8,135
Inventories	9,587	5,395
Prepaid and other current assets	5,175	5,390

Total current assets	95,267	109,489
Marketable securities, long-term	11,079	53,644
Property and equipment, net	8,237	1,070
Intangible assets, net	25,078	—
Other assets	1,992	169

	$141,653	$164,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,578	$26,784
Deferred product sales	—	6,960
Deferred license revenue	3,273	6,032
Other current liabilities	830	64

Total current liabilities	36,681	39,840
Deferred license revenue, non-current portion	15,516	17,932
Other long-term liabilities	5,520	682
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 100,000,000 shares authorized; 56,383,713 and 55,506,120 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	211,266	203,511
Accumulated deficit	(127,361)	(97,580)
Accumulated other comprehensive Income (loss), net of tax	31	(13)

Total shareholders' equity	83,936	105,918

	$141,653	$164,372

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product sales	$27,483	$41,178	$45,637
Royalties	44,535	9,997	306
License and other revenue	18,798	81,798	34,821

Total revenues	90,816	132,973	80,764
Costs and expenses:
Cost of sales	6,039	5,544	8,097
Research and development expense	15,462	15,187	20,111
Selling, general and administrative expense:
Promotion fee expense	—	27,339	31,419
Other selling, general and administrative expense	97,646	54,205	17,512

Total selling, general and administrative expense	97,646	81,544	48,931
Amortization of intangible assets	2,022	—	—
Gain on settlement agreement	—	(40,000)	—

Total costs and expenses	121,169	62,275	77,139

Income (loss) from operations	(30,353)	70,698	3,625
Other income (expense):
Interest and other income	520	557	839
Interest expense	(39)	(133)	(572)

Total other income	481	424	267
Net income (loss) before income taxes	(29,872)	71,122	3,892
Benefit from (provision for) income taxes	91	(396)	4

Net income (loss)	$(29,781)	$70,726	$3,896

Unrealized gains (losses) on available-for-sale securities	44	(82)	36

Comprehensive income (loss)	$(29,737)	$70,644	$3,932

Basic net income (loss) per common share	$(0.53)	$1.30	$0.07
Diluted net income (loss) per common share	$(0.53)	$1.26	$0.07
Shares used in computing basic net income (loss) per common share	55,892,563	54,562,820	52,533,256
Shares used in computing diluted net income (loss) per common share	55,892,563	56,089,796	53,463,749

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income
			Accumulated Deficit		Shareholders' Equity
	Shares	Amount
Balances at Dec. 31, 2009	52,200,358	$187,895	$(172,202)	$33	$15,726
Issuance of common stock upon exercise of options	458,962	1,034	—	—	1,034
Issuance of common stock under employee stock purchase plan	298,467	383	—	—	383
Stock-based compensation	—	2,031	—	—	2,031
Comprehensive income (loss):
Net income (loss)	—	—	3,896	—	3,896
Unrealized gain (loss) on available-for-sale securities	—	—	—	36	36

Comprehensive income (loss)	—	—	—	—	3,932

Balances at Dec. 31, 2010	52,957,787	191,343	(168,306)	69	23,106
Issuance of common stock upon exercise of options	2,379,116	7,588	—	—	7,588
Issuance of common stock under employee stock purchase plan	169,217	711	—	—	711
Stock-based compensation	—	3,869	—	—	3,869
Comprehensive income (loss):
Net income (loss)	—	—	70,726	—	70,726
Unrealized gain (loss) on available-for-sale securities	—	—	—	(82)	(82)

Comprehensive income (loss)	—	—	—	—	70,644

Balances at Dec. 31, 2011	55,506,120	203,511	(97,580)	(13)	105,918
Issuance of common stock upon exercise of options	628,394	1,835	—	—	1,835
Issuance of common stock under employee stock purchase plan	203,389	851	—	—	851
Issuance of common stock in conjunction with vesting of restricted stock units	45,810	278	—	—	278
Stock-based compensation	—	4,791	—	—	4,791
Comprehensive income (loss):
Net income (loss)	—	—	(29,781)	—	(29,781)
Unrealized gain (loss) on available-for-sale securities	—	—	—	44	44

Comprehensive income (loss)	—	—	—	—	(29,737)

Balances at Dec. 31, 2012	56,383,713	$211,266	$(127,361)	$31	$83,936

See accompanying notes to Financial Statements.

DEPOMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$(29,781)	$70,726	$3,896
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,561	399	520
Amortization of investments	331	21	(81)
Gain on bargain purchase	(92)	—	—
Allowance for inventory obsolescence	584	(809)	337
Loss on disposal of property and equipment	28	—	—
Stock-based compensation	5,070	3,869	2,031
Changes in assets and liabilities:
Accounts receivable	807	1,673	(1,316)
Receivables from collaborative partners	(1,943)	(7,881)	(98)
Inventories	(2,346)	(3,016)	658
Prepaid and other assets	(1,509)	(4,031)	(145)
Accounts payable and other accrued liabilities	5,661	7,811	3,075
Accrued compensation	1,780	597	234
Deferred revenue	(12,136)	(11,708)	(11,492)

Net cash (used in) provided by operating activities	(30,985)	57,651	(2,381)

Investing Activities
Purchases of property and equipment	(6,880)	(698)	(179)
Acquisition of business	(26,435)	—	—
Purchases of marketable securities	(38,462)	(195,162)	(71,325)
Maturities of marketable securities	61,405	58,495	64,531
Sales of marketable securities	43,704	75,177	7,485

Net cash provided by (used in) investing activities	33,332	(62,188)	512

Financing Activities
Principal payments on long-term debt	—	(2,244)	(3,843)
Proceeds from issuance of common stock	2,686	8,298	1,417

Net cash provided by financing activities	2,686	6,054	(2,426)

Net increase (decrease) in cash and cash equivalents	5,033	1,517	(4,295)
Cash and cash equivalents at beginning of period	24,043	22,526	26,821

Cash and cash equivalents at end of period	$29,076	$24,043	$22,526

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:
Interest	$—	$133	$512

Taxes	$144	$(421)	$(5)

See accompanying notes to Financial Statements.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed, Inc. (Depomed or the Company) was incorporated in California in 1995 and is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The Company has developed two products approved by the U.S. Food and Drug Administration (FDA) that are currently being marketed. Gralise® (gabapentin) is the Company's once-daily tablet for the management of postherpetic neuralgia that was launched and made commercially available in October 2011. Glumetza® (metformin hydrochloride extended release tablets) is the Company's once-daily treatment for adults with type 2 diabetes that is commercialized in the United States by Santarus, Inc. (Santarus).

        On June 21, 2012, the Company acquired all rights to Zipsor® (diclofenac potassium) liquid filled capsules (Zipsor), from Xanodyne Pharmaceuticals, Inc (Xanodyne). Zipsor is a non-steroidal anti-inflammatory drug (NSAID) indicated for the relief of mild to moderate acute pain in adults.

        The Company has license and development arrangements associated with its Acuform gastroretentive drug delivery technology with Covidien, Ltd. (Covidien), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), Ironwood Pharmaceuticals, Inc. (Ironwood), Merck & Co., Inc. (Merck) and Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen).

        The Company also has two product candidates under clinical development, Serada for the treatment of menopausal hot flashes and DM-1992 for Parkinson's disease.

Basis of Preparation

        The Company's financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or the Codification, which is the single source for all authoritative U.S. generally accepted accounting principles, or U.S. GAAP.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company's business and operations, actual results could differ materially from those estimates.

Revenue Recognition

        The Company recognizes revenue from the sale of its products, royalties earned, and on payments received and services performed under contractual arrangements. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements met certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand-alone value to the Company's customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that we remain obligated to perform services.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable.

  •
  Product Sales:

  •
  Gralise:    The Company began selling Gralise to wholesalers and retail pharmacies in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and twelve months following product expiration. Gralise tablets currently have a shelf-life of 24 months from date of manufacture. In October 2011, the Company offered launch incentives for customers to stock Gralise at pharmacies and wholesalers, which included discounts and extended payment terms. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company was not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2012. Accordingly, the Company deferred the recognition of revenue, and related product costs of Gralise shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment and prescription trends for Gralise and based on an analysis of historical return rates of the Company's experience with products that have a similar customer base and similar return policies, the Company concluded that it had the information needed to reasonably estimate product returns for Gralise during the fourth quarter of 2012. Beginning in the fourth quarter of 2012, the Company began recognizing revenue for Gralise sales at the time of shipment to its customers. Consequently, in the fourth quarter of 2012, the Company recognized a one-time increase of $1.6 million in net product sales of Gralise, representing product sales previously deferred, net of estimated product returns, managed care and Medicaid rebates, wholesaler and retail pharmacy discounts, patient discount programs, government chargebacks and prompt payment discounts. Including cost of sales, this change resulted in a one-time $1.2 million reduction to net loss and decreased net loss per share by $0.02 for the three and twelve months ended December 31, 2012.

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

    •
    Proquin XR:    The Company ceased shipments of Proquin XR in the fourth quarter of 2010 and given the declining prescription demand for Proquin XR, the Company was not able to reliably estimate expected returns of the product at the time of shipment and as such deferred revenue recognition on product shipments of Proquin XR until the right of return no longer existed, which occurred at the earlier of the time Proquin XR units were dispensed through patient prescriptions or expiration of the right of return. At March 31, 2012, all rights of return expired and the remaining deferred revenue balance for Proquin XR of $0.4 million was recognized as revenue during the first quarter of 2012.

  •
  Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company's estimates, the Company may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company's product sales allowances include:

  •
  Product Returns—The Company allows customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns of Gralise and Zipsor. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product it shipped to customers as part of the Company's commercialization with Santarus in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, the Company also assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. See Note 17 for further information on the acquisition of Zipsor.

  The shelf life of Gralise is 24 months from the date of tablet manufacture and the shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

    •
    Managed Care Rebates—The Company offers rebates under contracts with certain managed care organizations. The Company establishes an accrual equal to its estimates of future managed care rebates attributable to sales and recognizes the estimated rebates as a reduction of revenue in the same period the related revenue is recognized. The Company estimates its managed care rebates based on the terms of each agreement, estimated levels of inventory in the distribution channel, and historical and expected future utilization of product by the managed care organization.

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

    •
    Prompt Pay Discounts—The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company's experience, the Company expects its customers to comply with the prompt payment terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

    •
    Medicaid Rebates—The Company participates in Medicaid rebate programs, which provide assistance to eligible low-income patients based on each individual state's guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates and accrues Medicaid rebates based on product pricing, current rebates and changes in the level of discounts the Company offers that may affect the level of Medicaid discount, historical and estimated future percentages of product sold to Medicaid recipients and estimated levels of inventory in the distribution channel.

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

    •
    Patient Discount Programs—The Company offers patient co-pay discount programs in which patients receive discounts at participating retail pharmacies that are reimbursed by the Company. The Company estimates and accrues future redemptions based on historical redemption activity.

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

    Royalties received from Santarus on sales of Glumetza, from Merck on sales of Janumet XR and from Janssen on sales of NUCYNTA ER are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured.

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

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2012, 2011 and 2010 were $1.7 million, $2.1 million and $0.3 million, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company's available-for-sale securities are reported separately in shareholders' equity and included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 has been reflected in the Statements of Operations and Comprehensive Income.

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. government and financial institutions and, to date has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized gains or losses have been insignificant and are included in interest and other income in the Statements of Operations and Comprehensive Income.

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

        Receivables from collaborative partners represent amounts due from Santarus, Merck and Janssen.

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

Intangible Assets

        Intangible assets consist of purchased developed technology and trademarks. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

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

(in thousands, except for per share amounts)	2012	2011	2010
Numerator:
Net income (loss)	$(29,781)	$70,726	$3,896

Denominator for basic net income (loss) per share	55,893	54,563	52,533

Net effect of dilutive common stock equivalents	—	1,527	931

Denominator for diluted net income (loss) per share:	55,893	56,090	53,464

Basic net income (loss) per share	$(0.53)	$1.30	$0.07

Diluted net income (loss) per share	$(0.53)	$1.26	$0.07

        For the years ended December 31, 2012, 2011 and 2010, 6.0 million, 1.5 million and 2.8 million common stock equivalents, respectively, were not included in dilutive shares because their effect is anti-dilutive.

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

Segment Information

        The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company's revenues from product sales are related to sales of Glumetza, Gralise, Zipsor and Proquin XR in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 39%, 40% and 14% of product shipments for the year ended December 31, 2012. These three customers individually comprised 46%, 42% and 5%, respectively, of product sales related accounts receivable as of December 31, 2012. Three wholesale distributors represented 46%, 32% and 17% of product shipments for the year ended December 31, 2011. These three customers individually comprised 54%, 29% and 9%, respectively, of product sales related accounts receivable as of December 31, 2011. Accounts receivable balances related to product sales were $3.6 million and $4.4 million for the years ended December 31, 2012 and 2011, respectively. The Company relies on a single third-party contract manufacturer organization in Puerto Rico to manufacture Gralise and two third-party suppliers for the supply of gabapentin, the active pharmaceutical ingredient in Gralise. The Company also relies on a single third-party contract supplier Accucaps for supply of Zipsor.

        Accounts receivable related to royalties were $5.1 million for the year ended December 31, 2012, of which $4.4 million relates to Santarus. Accounts receivable related to royalties for the year ended December 31, 2011 were $2.8 million which relates entirely to Santarus.

        To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire past due accounts receivable are collectible.

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

        Beginning in October 2008, Depomed began paying Santarus a promotion fee equal to 80% of the gross margin earned from net sales of Glumetza product in the United States. The promotion fee was reduced to 75% of gross margin beginning in the fourth quarter of 2010. During 2011, Depomed distributed Glumetza for the first eight months of the year, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. For the years ended December 31, 2011 and 2010, the Company recognized $27.3 million and $31.4 million, respectively, in promotion fee expense to Santarus related to sales of Glumetza by Depomed under the promotion agreement. Promotion fee expense is classified within selling, general and administrative expense.

        In August 2011, the Company and Santarus entered into a commercialization agreement that superseded the promotion agreement. In accordance with the commercialization agreement the

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

distribution and sales responsibility transitioned to Santarus, and Depomed no longer recorded sales of Glumetza and no longer was responsible for paying promotion fees to Santarus. Accordingly, there was no promotion fee expense in 2012.

        In January 2011, the Company achieved the first of the sales milestones related to net sales of Glumetza reaching $50.0 million for the 13 month period ending January 31, 2011. As the milestone was achieved and related to past performance the entire $3.0 million was recognized in its entirety as milestone revenue in the first quarter of 2011.

Commercialization Agreement

        The commercialization agreement with Santarus granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. Under the commercialization agreement, the Company transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company ceased shipments of Glumetza in August 2011 and Santarus began distributing and recording product sales on shipments of Glumetza beginning in September 2011. Santarus continued to be responsible for advertising and promotional marketing activities for Glumetza under the commercialization agreement.

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

        During 2011, Depomed distributed Glumetza for the first eight months of the year, recognized Glumetza product sales on those respective sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In the final four months of 2011, the distribution and sales responsibility transitioned to Santarus. Santarus sold Glumetza for the final four months of 2011, recognized Glumetza product sales on those respective sales and paid Depomed a royalty equal to 26.5% of net sales.

        Royalty revenue from Santarus for the years ended December 31, 2012 and 2011 were $42.8 million and $9.6 million, respectively. Royalty revenue from Santarus for the year ended 2011 represented four months of Santarus distributing Glumetza under the commercialization agreement. There were no royalty revenue amounts from Santarus in 2010.

        Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid the Company a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company's obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that pushed the estimated completion date of Depomed's manufacturing obligations to February 2016, which is now the estimated length of time the Company expects its obligations will completed under the commercialization agreement.

        On the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted, and the remaining deferred revenue of $9.2 million was changed to be recognized ratably until December 2013. During the fourth quarter of 2012, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted again, and the remaining deferred revenue of $4.8 million was changed to be recognized ratably until February 2016.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        The Company recognized approximately $3.3 million, $2.0 million and $0.9 million of revenue associated with this upfront license fee during 2012, 2011 and 2010, respectively. The remaining deferred revenue balance is $4.5 million at December 31, 2012.

Ventiv Commercial Services, LLC

        In June 2011, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which inVentiv Selling Solutions, Ventiv's outsourced sales business, provided sales force recruiting, training, deployment and ongoing operational support to the Company to promote Gralise. The agreement provided for a sales force of 164 full-time sales representatives dedicated to the Company, all of whom were employees of Ventiv.

        Under the terms of the agreement, the Company paid Ventiv an upfront implementation fee and an agreed upon fixed monthly management fee of approximately $1.8 million, which was subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of Ventiv's monthly management fee was subject to payment by the Company only to the extent that specified performance objectives were met. The Company also paid certain pass-through costs of Ventiv incurred in connection with the agreement, which primarily included bonuses, travel costs and certain administrative expenses. The agreement provided for conversion of sales representatives from Ventiv employees to Depomed employees beginning in September 2012 at an agreed-upon cost per employee converted. In June 2012, the Company exercised an early termination clause under the agreement to end the agreement in September 2012 in conjunction with converting the sales representatives to Depomed employees at that time. In September 2012, the Company established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees.

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

        The Company incurred $24.6 million and $9.7 million of expense related to Ventiv under these two agreements for the years ended December 2012 and 2011, respectively.

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

        Pursuant to the license agreement originally entered into in November 2008, Solvay paid the Company a $25.0 million upfront fee in February 2009. The upfront payment received was originally being amortized as revenue ratably until January 2013, which represented the estimated length of time the Company's development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue. The Company recognized zero, $12.6 million and $6.2 million of license revenue related this upfront fee for each of the years ended December 31, 2012, 2011, and 2010, respectively.

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

        Depomed is responsible for providing certain initial formulation work associated with the fixed dose combination products. Work performed by the Company under the service agreement will be reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million and $0.9 million of revenue associated with the reimbursement of formulation work under the service agreement for the years ended December 31, 2012 and 2011, respectively.

Ironwood Pharmaceuticals, Inc.

        In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company's Acuform drug delivery technology for an undisclosed Ironwood early stage development program.

        In connection with the agreement, the Company received an upfront payment of $0.9 million which was amortized ratably through June 2012, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. The Company recognized approximately $0.5 million and $0.4 million of revenue associated with this upfront license fee during the year ended December 31, 2012 and 2011, respectively. There is no remaining deferred revenue related to this upfront payment.

        Under the terms of the agreement, the Company will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by the Company under the agreement will be reimbursed by Ironwood on an agreed-upon FTE rate per hour plus out-of-pocket expenses. The Company recognized approximately $0.1 million and $0.2 million of revenue associated with the reimbursement of formulation work under the agreement for the years ended December 31, 2012 and 2011, respectively.

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

        In August 2010, Janssen paid the Company a $5.0 million upfront license fee associated with the license agreement. The $5.0 million upfront payment was amortized as revenue ratably through March 2011, which was the estimated length of time Depomed was obligated to perform formulation work under the agreements. The Company recognized approximately $1.9 million and $3.1 million of revenue associated with this upfront license fee during the years ended December 31, 2011 and 2010, respectively.

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

Janssen Pharmaceuticals, Inc.

        In August 2012, the Company entered into a non-exclusive license agreement with Janssen Pharmaceuticals, Inc. (Janssen) granting Janssen a license to the Company's Acuform gastric retentive drug delivery technology as well as other rights to certain Acuform patents related to the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets).

        In exchange, the Company received a $10.0 million upfront fee in the third quarter of 2012. The Company is also eligible to receive a one-time sales milestone upon achievement of a specified level of quarterly net sales, as well as low single digit royalties on net sales of NUCYNTA ER in the U.S.,

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

Canada and Japan from and after July 2, 2012 through December 31, 2021. The Company has no development obligations under the agreement. The Company recognized the entire $10.0 million upfront fee as license revenue in the third quarter of 2012.

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

        The entire $5.5 million was accounted for as a single unit of accounting and was amortized ratably through November 2011, which was initially the estimated length of time Depomed was obligated to perform formulation work under the agreement. The development of each of the four products was to begin by November 2010. Covidien initiated development on two of the four products prior to November 2010, but also elected not to initiate development of the remaining two products under the agreement. The license rights to those two remaining products reverted back to Depomed. Depomed's formulation obligations related to the first and second products were completed in October 2009 and

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

September 2010, respectively. Because Covidien did not elect to initiate development of the remaining two products by November 2010, Depomed's formulation obligations were completed during the fourth quarter of 2010. As Depomed no longer had any substantive continuing performance obligations, all remaining deferred revenue related to the $5.5 million in upfront license fees previously received from Covidien was fully recognized as revenue in the fourth quarter of 2010, which resulted in an immediate recognition of $1.8 million of previously deferred revenue. For the year ended December 31, 2010 the Company recognized $3.5 million of the upfront payments as license revenue. The Company did not recognize any revenue related these upfront payments during 2012 and 2011.

        Through December 31, 2012, the Company also recognized a total of $2.0 million in milestone revenue under the agreement. In October 2009, the first formulation was completed by Depomed and delivered to Covidien, which triggered a $0.5 million milestone payment from Covidien to Depomed in October 2009. In September 2010, the Company recognized $0.5 million on completion and delivery of the second formulation under the agreement to Covidien, and an additional $0.5 million on the first formulation under the agreement entering clinical development. In November 2011, the Company recognized $0.5 million on the second formulation under the agreement entering clinical development. Because each of the non-refundable milestones were substantive in nature, based on past performance and achievement was not reasonably assured at the inception of the agreement, each of the milestones were recognized as revenue in its entirety upon achievement.

Patheon Puerto Rico, Inc.

        In September 2011, the Company entered into a manufacturing agreement with Patheon Puerto Rico, Inc. (Patheon), pursuant to which Patheon will manufacture, package and supply commercial quantities of Gralise.

        Under the agreement, the Company will provide rolling forecasts to Patheon of its requirements for the product, a portion of which will be considered a firm purchase order. At December 31, 2012, the Company had non-cancelable purchase orders and minimum purchase obligations of approximately $2.5 million under the manufacturing agreement with Patheon for the manufacture of Gralise. The Company may obtain a portion of its product requirements from a second manufacturing source. The Company will be responsible for providing Patheon with the active pharmaceutical ingredient in Gralise.

        The agreement will expire on May 31, 2016, subject to early termination under certain circumstances.

Valeant Pharmaceuticals International, Inc. (Formerly Biovail Laboratories, Inc.)

        In May 2002, the Company entered into a development and license agreement granting Biovail Laboratories Incorporated (Valeant) an exclusive license in the United States and Canada to manufacture and market Glumetza. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg Glumetza. In July 2005, Valeant received FDA approval to market Glumetza in the United States. In accordance with the license agreement, Valeant paid a $25.0 million license fee payment to the Company.

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

        In October 2005, the Company delivered a notice of breach to Valeant and subsequently filed suit in respect of its license agreement with Valeant, related to the failure of Valeant to make the first commercial sale of the 500mg strength Glumetza within 120 days of approval in each of Canada and the United States as required in the license agreement. In December 2005, the Company settled its dispute with Valeant and entered into an amended license agreement whereby the Company granted to Valeant an exclusive license in Canada to manufacture and market the 500mg formulation of Glumetza and the Company established its right to manufacture and market the 500mg Glumetza in the United States and internationally with the exception of Canada. The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the sole supplier of the 1000mg Glumetza. The Company recognized $1.6 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2012, 2011 and 2010. The remaining deferred revenue balance related to the $25.0 million upfront payment was $14.1 million as of December 31, 2012.

        Under the agreement, Valeant is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg Glumetza and one percent on Canadian net sales of the 1000mg Glumetza. The Company recognized royalty revenue under the agreement of $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company is obligated to pay Valeant royalties of one percent on net sales of the 500mg Glumetza in the United States. The Company recognized royalty expense under the agreement of $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The Company also paid PharmaNova $1.0 million upon submission of a NDA for Serada to the FDA in the third quarter of 2012. The Company is also required to pay PharmaNova $2.0 million upon FDA approval of an NDA for Serada. The agreement also provides for royalty payments to

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

PharmaNova on net sales of the product, and for milestone payments upon achievement of annual net sales in excess of certain thresholds.

NOTE 3. MARKETABLE SECURITIES

        Securities classified as cash and cash equivalents and available-for-sale marketable securities as of December 31, 2012 and 2011 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$11,769	$—	$—	$11,769
Money market funds	11,268	—	—	11,268
Corporate debt securities	6,039	—	—	6,039
U.S. government agency debt securities	—	—	—	—

Total cash and cash equivalents	$29,076	$—	$—	$29,076
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$21,662	$31	$—	$21,693
Government agency debt securities	14,027	8	—	14,035
U.S. Treasury securities	2,008	1	—	2,009
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	7,858	7	(2)	7,863
U.S. government agency debt securities	3,208	8	—	3,216
U.S. Treasury securities	—	—	—	—

Total available-for-sale securities	$48,763	$55	$(2)	$48,816

Total cash, cash equivalents and marketable securities	$77,839	$55	$(2)	$77,892

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,629	$—	$—	$5,629
Money market funds	12,467	—	—	12,467
U.S. corporate debt securities	5,947	—	—	5,947

Total cash and cash equivalents	$24,043	$—	$—	$24,043
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$49,717	$10	$(9)	$49,718
U.S. government agency debt securities	5,503	2	—	5,505
U.S. Treasury securities	6,870	13	—	6,883
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	17,767	7	(62)	17,712
U.S. government agency debt securities	35,906	30	(4)	35,932

Total available-for-sale securities	$115,763	$62	$(75)	$115,750

Total cash, cash equivalents and marketable securities	$139,806	$62	$(75)	$139,793

        The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with U.S. Treasury and government agency securities, and high quality securities of U.S. and international financial and commercial institutions and, to date has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in "interest and other income" in the Statements of Operations and Comprehensive Income.

        At December 31, 2012, the Company had seven securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$2,807	$(2)	$—	$—	$2,807	$(2)
U.S. Treasury securities	—	—	—	—	—	—
U.S. government agency debt securities	—	—	—	—	—	—

Total available-for-sale	$2,807	$(2)	$—	$—	$2,807	$(2)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at December 31, 2012.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$11,268	$—	$—	$11,268
Corporate debt securities	6,039	29,556	—	35,595
Government agency debt securities	—	17,251	—	17,251
U.S. Treasury securities	—	2,009	—	2,009

Total	$17,307	$48,816	$—	$66,123

Liabilities:
Contingent consideration	$—	$—	$1,342	$1,342

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5. INVENTORIES

        Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$1,927	$1,331
Work-in-process	1,569	668
Finished goods	6,787	2,831
Deferred costs	—	677
Less: allowance for obsolescence	(696)	(112)

Total	$9,587	$5,395

        Inventories relate to the manufacturing costs of the Company's Gralise and Zipsor products at December 31, 2012 and Gralise product at December 31, 2011. In August 2011, the Company sold its Glumetza inventory, at cost, to Santarus as part of the commercialization agreement. See Note 2 for further information with regards to the Santarus commercialization agreement.

        The fair value of inventories acquired in June 2012 related to the Zipsor acquisition included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The unamortized amount is $0.7 million at December 31, 2012.

        Deferred costs as of December 31, 2011 represent the costs of Gralise and Proquin XR product shipped for which recognition of revenue has been deferred.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Furniture and office equipment	$2,169	$957
Laboratory equipment	4,623	5,127
Leasehold improvements	9,325	3,280
Construction in Progress	196	56

	16,313	9,420
Less: accumulated depreciation	(8,076)	(8,350)

Property and equipment, net	$8,237	$1,070

        There was no property and equipment included under capitalized leases as of December 31, 2012 or December 31, 2011. Depreciation expense was $2.6 million, $0.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accounts payable	$2,360	$2,417
Accrued compensation	5,015	3,235
Accrued rebates and sales discounts	4,250	2,626
Allowance for product returns	10,831	9,843
Accrued contract sales organization fees	420	3,365
Accruals for Inventory	2,990	1,159
Other accrued liabilities	6,712	4,139

Total accounts payable and accrued liabilities	$32,578	$26,784

NOTE 8. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred revenue, current portion:
Deferred product sales	$—	$6,960
Deferred license revenue, current portion:
Valeant	1,598	1,598
Santarus	1,444	3,952
Janssen	231	—
Ironwood	—	482

Deferred license revenue, current portion	3,273	6,032

Deferred revenue, current portion	$3,273	$12,992

Deferred license revenue, non-current portion:
Valeant	12,503	14,100
Santarus	3,013	3,832

Deferred license revenue, non-current portion	15,516	17,932

Total deferred revenue	$18,789	$30,924

        Deferred product sales as of December 31, 2011 relate to Gralise and Proquin XR product shipments that have not been recognized as revenue in accordance with the Company's revenue recognition policy.

        Deferred license revenue relates to upfront payments received by the Company under license and collaborative agreements with its partners. At December 31, 2012 and 2011, deferred license revenue consisted primarily of upfront license fee payments received from Santarus and Valeant.

        In December 2004, the Company received a $25.0 million license fee payment under its agreements with Valeant. The $25.0 million license fee is being recognized as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8. DEFERRED REVENUE (Continued)

arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation and our licensee's (Santarus) obligation to use Valeant as the sole supplier of the 1000mg Glumetza.

        In July 2008, the Company received a $12.0 million upfront payment under its promotion agreement with Santarus. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company's obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that pushed the estimated completion date of Depomed's manufacturing obligations to February 2016, which is now the estimated length of time the Company expects its obligations will completed under the commercialization agreement. On the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted, and the remaining deferred revenue of $9.2 million was changed to be recognized ratably until December 2013. During the fourth quarter of 2012, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted again, and the remaining deferred revenue of $4.8 million was changed to be recognized ratably until February 2016.

        In July 2011, Ironwood paid the Company a $0.9 million upfront license fee associated with the collaboration and license agreement. The $0.9 million was amortized ratably through June 2012, was is the estimated length of time Depomed was obligated to perform formulation work under the agreement.

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

        The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%. Thereafter we were required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments with an interest rate of 11.59%. Interest expense, which includes amortization of the debt issuance costs were $0.1 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. The credit facility was fully repaid in July 2011.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        In June 2011, the Company entered into amendments to its existing leases for the Company's premises located at 1330 and 1360 O'Brien Drive, Menlo Park, California, consisting of approximately 46,000 rentable square feet. The lease amendments extended the term of the existing leases for twelve months, from February 1, 2012 through January 31, 2013. The lease for the Company's premises located at 1430 O'Brien Drive, consisting of approximately 9,000 rentable square feet, was not amended by the lease amendments and as such, terminated on January 31, 2012.

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

        The terms of the lease include a tenant improvement allowance of up to $6.3 million covering the approximately 52,500 of space that is currently being leased. As of December 31, 2012, the Company had submitted claims for $3.0 million of which $1.7 million remains as an outstanding receivable from the landlord. The $3.0 million in submitted claims has been recorded as short- and long-term liabilities, as appropriate. The liabilities will be ratably reduced over the life of the lease which will reduce rent expense in accordance with the applicable accounting guidance. Claims for the remaining amount of the tenant improvement allowance are expected to be submitted, and recovered in the first half of 2013.

        The terms of the lease also include an additional tenant improvement allowance of up to $0.8 million covering the approximately 8,000 additional square feet of space that the Company is obligated to lease no later than December 1, 2015.

        The Company was allowed to control physical access to the premises upon signing the lease therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $12.2 million in aggregate as rent over the term of the lease for the above premises. Deferred rent for the new lease was approximately $0.9 million as of December 31, 2012.

        Rent expense was $2.3 million for the year ended December 31, 2012 and $1.5 million for each of the years ended December 31, 2011 and 2010.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2012 future minimum payments under operating leases for facilities and equipment were as follows (in thousands):

2013	$921
2014	1,176
2015	1,215
2016	1,248
2017	1,287
thereafter	6,909

Total	$12,756

Legal matters

Depomed v. Sun Pharmaceuticals and Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

        In June 2011, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd. (collectively, Sun), for infringement of the five (5) U.S. patents listed in the Orange Book for the Glumetza product at the commencement of the action. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun's intent to market generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to the expiration of the patents listed in the Orange Book for Glumetza 500 mg and 1000 mg. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987. A settlement in this matter was reached among the parties (Sun, Depomed, Santarus and Valeant) in January 2013. The settlement and license agreement with Sun grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances. The settlement and license agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

        In April 2012, the Company filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, Watson), for infringement of the two patents listed in the Orange book at the commencement of the litigation for Glumetza 1000 mg dosage (U.S. Patent Nos. 6,488,962 and 7,780,987). The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson's intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987. The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson's ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014.

        On January 22, 2013, the Company received a paragraph IV certification from Watson advising the Company that Watson had amended its Glumetza ANDA to include a generic version of Glumetza 500 mg. The certification alleges that the four U.S. patents listed in the FDA's Orange Book for Glumetza 500 mg, with expiration dates in 2016, 2020 and 2021, will not be infringed by Watson's proposed

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

product, are invalid and/or are unenforceable. The Company and Santarus are evaluating the paragraph IV certification, and have 45 days from the receipt of the paragraph IV certification to commence a patent infringement lawsuit that would automatically stay, or bar, the FDA from approving Watson's ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever is earlier.

Depomed v. Gralise ANDA Filers

        In March 2012, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc., Florida, Watson Pharma, Inc., and Watson Laboratories (collectively Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six (6) U.S. patents listed in the Orange Book for the Gralise Product. The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants' intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014. In August 2012, the Company amended the complaint to assert U.S. Patent No. 8,192,756 and add Abon Pharmaceuticals LLC as a defendant. In September 2012, the Company amended the complaint to assert U.S. Patent No. 8,252,332. Each of these patents is listed in the Orange Book. On December 21, 2012, the Court granted a joint stipulation to dismiss Watson from the case after Watson represented to Depomed that it had withdrawn its Gralise ANDA from consideration by the FDA. Depomed may reinstitute its lawsuit should Watson resume its efforts to gain FDA approval of a generic form of Gralise.

        In April 2012, the Company filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax), and against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. (Par) for infringement of six (6) U.S. patents listed in the Orange nook for the Gralise product. The lawsuit is in response to ANDAs filed by each of lmpax and Par with the FDA regarding the defendants' intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. The Company commenced the lawsuit against Impax and Par within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs tor 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014. In August 2012 and September 2012, the Company amended the complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book. In October 2012, Impax withdrew its Gralise ANDA. As a result, we and Impax agreed to stipulate to this dismissal of the Company's lawsuit against Impax for infringement of the Orange Book-listed listed patents. On December 17, 2012, the Court granted a joint stipulation to dismiss Par from the case after Par represented to Depomed that it no longer seeks approval of its Gralise ANDA prior to the expiration of the Orange Book-listed patents. Depomed may reinstitute its lawsuit against Par or Impax should either resume its efforts to gain FDA approval of a generic form of Gralise before expiration of the last Orange Book-listed patent.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

        In May 2012, the Company filed lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six (6) U.S. patents listed in the Orange Book for the Company's Gralise product. The lawsuit is in response to the ANDA filed by Zydus with the FDA regarding Zydus's intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in October and November 2014. In August 2012 and September 2012, the Company amended the complaint to assert respectively U.S. Patent No. 8,192,756 and U.S. Patent No. 8,252,332, which are now listed in the Orange Book.

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

Depomed v. FDA

        In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA's interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or FDA's regulations related to orphan drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly.

Depomed v. Purdue

        In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue Pharma L.P. and affiliated companies (collectively, Purdue) for infringement of U.S. Patent Nos. 6,340,475; 6,635,280; and 6,723,340, each of which is held by Depomed. The complaint alleges infringement of our patents arising from Purdue's commercialization of OxyContin® (oxycodone hydrochloride controlled-release) in the United States.

        The Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. As such

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Employee and Director Stock Options
Risk-free interest rate	0.51 - 0.78%	0.77 - 1.99%	1.51 - 2.62%
Dividend yield	None	None	None
Expected option term (in years)	4.50 - 4.54	4.54 - 4.84	5.19 - 5.44
Expected stock price volatility	64.1 - 67.5%	73.9 - 76.4%	69.2 - 72.1%

        The Company used the following assumptions to calculate the fair value of purchase rights granted under the ESPP for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Employee and Director Stock Options
Risk-free interest rate	0.12 - 0.16%	0.05 - 0.44%	0.20 - 0.78%
Dividend yield	None	None	None
Expected option term (in years)	0.5	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	35.6 - 44.3%	60.1 - 76.6%	55.7 - 90.9%

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following table presents stock-based compensation expense recognized for stock options, restricted stock units and the ESPP in the Company's Statements of Operations and Comprehensive Income (in thousands):

	2012	2011	2010
Cost of sales	$41	$68	$19
Research and development expense	568	668	568
Selling, general and administrative expense	4,461	3,133	1,444

Total	$5,070	$3,869	$2,031

        Stock-based compensation in 2011 includes approximately $0.4 million in expense associated with the accelerated vesting of stock options in connection with a separation agreement and release with Carl A. Pelzel, the Company's former President and Chief Executive Officer. See Note 13 for further information with regards to the separation agreement and release.

        The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 were $3.09, $4.38 and $2.05, respectively. The weighted-average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2012, 2011 and 2010 were $1.44, $2.67 and $2.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 were $1.8 million, $12.2 million and $0.8 million, respectively. The total fair value of options that vested during the years ended December 31, 2012, 2011 and 2010 were $4.1 million, $2.4 million and $1.7 million, respectively. At December 31, 2012, Depomed had $8.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2.4 years. Cash received from stock option exercises was $1.8 million, $7.6 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2012. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the activity for the three years ended December 31, 2012 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2009	784,700	$4.28
Options exercised	(105,871)	2.01
Options forfeited	—	—
Options expired	(337,229)	4.43

Options outstanding at December 31, 2010	341,600	$4.83
Options exercised	(215,850)	4.68
Options forfeited	—	—
Options expired	(10,800)	5.31

Options outstanding at December 31, 2011	114,950	$5.05
Options exercised	(40,800)	2.50
Options forfeited	—	—
Options expired	(13,600)	5.83

Options outstanding at December 31, 2012	60,550	$6.59
Options exercisable and expected to become exercisable at December 31, 2012	60,550	$6.59
Options exercisable at December 31, 2012	60,550	$6.59

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	0.80	$7
Options exercisable and expected to become exercisable at December 31, 2012	0.80	$7
Options exercisable at December 31, 2012	0.80	$7

        Information regarding the stock options outstanding at December 31, 2012 under the 1995 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$3.50	2,750	0.41	$3.50	2,750	$3.50
$6.50	15,000	0.89	$6.50	15,000	$6.50
$6.76	37,800	0.74	$6.76	37,800	$6.76
$7.32	5,000	1.21	$7.32	5,000	$7.32

	60,550	0.80	$6.59	60,550	$6.59

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The 2004 Plan also provides for the issuance of restricted stock units. The number of shares authorized under the 2004 Plan is 14,450,000 shares, of which 4,934,294 were available for future issuance at December 31, 2012.

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

        The following tables summarize the stock option activity for the three years ended December 31, 2012 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2009	4,796,611	$3.32
Options granted	1,159,500	3.37
Options exercised	(353,091)	2.32
Options forfeited	(639,687)	2.60
Options expired	(22,988)	5.51

Options outstanding at December 31, 2010	4,940,345	$3.21
Options granted	2,762,181	7.35
Options exercised	(2,163,266)	3.04
Options forfeited	(639,043)	4.51
Options expired	—	—

Options outstanding at December 31, 2011	4,900,217	$5.44
Options granted	2,006,950	5.86
Options exercised	(587,594)	2.95
Options forfeited	—	—
Options expired	(557,551)	6.26

Options outstanding at December 31, 2012	5,762,022	$5.76
Options exercisable and expected to become exercisable at December 31, 2012	5,112,683	$5.70
Options exercisable at December 31, 2012	2,630,266	$5.07

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	7.76	$5,421
Options exercisable and expected to become exercisable at December 31, 2012	7.60	$5,222
Options exercisable at December 31, 2012	6.54	$4,172

        Information regarding the stock options outstanding at December 31, 2011 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.49 - $3.60	1,206,682	5.81	$2.79	1,060,909	$2.77
$3.90 - $5.82	1,259,000	8.39	$5.36	471,076	$5.12
$5.85 - $6.08	1,213,185	9.03	$5.98	186,788	$6.03
$6.11 - $8.36	1,421,218	7.50	$7.15	656,330	$7.12
$8.54 - $9.02	661,937	8.35	$8.55	255,163	$8.56

	5,762,022	7.76	$5.76	2,630,266	$5.07

        Restricted stock units generally vest over four years, with 25% of each award vesting annually.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (In years)
Non-vested restricted stock unit at December 31, 2011	—	$—	—
Granted	183,240	$6.11	—
Vested	(45,810)	$6.11	—
forfeited	—	$—	—

Non-vested restricted stock units at December 31, 2012	137,430	$6.11	1.92

        The total fair value of restricted stock that vested during 2012 was $0.3 million.

NOTE 12. SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. SHAREHOLDERS' EQUITY (Continued)

purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2012 was 2,500,000, of which 935,654 shares were available for future issuance.

        In 2012, the Company sold 203,389 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $4.19 with proceeds of approximately $0.9 million. In 2011, the Company sold 169,217 shares of its common stock under the ESPP. The shares were purchased at a weighted average purchase price of $4.20 with proceeds of approximately $0.7 million.

Option Exercises

        Employees exercised options to purchase 628,394 shares of the Company's common stock with net proceeds to the Company of approximately $1.8 million during the year ended December 31, 2012. Employees exercised options to purchase 2,379,116 shares of the Company's common stock with net proceeds to the Company of approximately $7.6 million during the year ended December 31, 2011.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 13. RELATED PARTY TRANSACTIONS

Carl A. Pelzel

        In April 2011, the Company entered into a separation agreement and release with Carl A. Pelzel, the Company's former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Pelzel was paid $520,000, which is equivalent to one year of his base salary. Payments were made over one year, and were reduced dollar-for-dollar by any compensation Mr. Pelzel received in connection with employment (or full-time consulting) by another employer (or third party). The Company also paid Mr. Pelzel's health and dental insurance COBRA premiums for 18 months following his separation from the Company. The separation agreement further provided for three months' accelerated vesting of Mr. Pelzel's options to purchase the Company's common stock, and a release of claims in favor of the Company. The Company incurred a one-time severance charge of approximately $1.0 million in the second quarter of 2011 with respect to this separation agreement, consisting of approximately $0.4 million in stock-based compensation related to the accelerated vesting of Mr. Pelzel's awards and approximately $0.6 million of severance expense related to future payments and health care benefits.

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

NOTE 15. INCOME TAXES

        The Benefit from (provision for) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$19	$466	$10
State	75	(858)	(1)
Foreign	(3)	(4)	(5)

	91	(396)	4

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$91	$(396)	$4

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15. INCOME TAXES (Continued)

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	$10,454	$(24,893)	$(1,323)
State tax, net of federal benefit	48	(558)	(1)
Foreign tax	(3)	(4)	(5)
Net operating losses	(9,094)	25,510	1,812
Federal AMT	19	466	—
Other	(1,333)	(917)	(479)

Total provision for income taxes	$91	$(396)	$4

        The Company's tax benefits for the years ended December 31, 2012 and 2010 is due to Federal and state refundable credits offset by foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea.

        The Company's tax provision for 2011 is due to state taxes and foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea, offset by federal and state refundable credits.

        As of December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $57.0 million, which expire in the years 2021 through 2032 and federal research and development tax credits of approximately $6.4 million which expire in the years 2012 through 2032. Net operating loss carryforwards for state income tax purposes were approximately $101.0 million, which expire in the years 2017 through 2032 and state research and development tax credits were approximately $1.1 million which have no expiration date. The Company has federal alternative minimum tax credit carryforwards of approximately $10,000 that have no expiration date. Additionally, the Company has foreign tax credit carryforwards of approximately $0.2 million, which begin to expire in 2014.

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

NOTE 15. INCOME TAXES (Continued)

purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$21,500	$9,700
Tax carryforwards	4,700	4,700
In-process research and development	1,100	1,500
Capitalized research expenses	—	200
Deferred revenue	7,500	12,000
Intangibles	500	—
Other, net	7,200	6,600

Total deferred tax assets	42,500	34,700
Valuation allowance for deferred tax assets	(42,500)	(34,700)

Deferred tax assets, net	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.8 million and decreased by $27.6 million and $2.1 million during the years ended December 31, 2012, 2011 and 2010 respectively.

        At December 31, 2012, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $10.7 million, which is not included in the Company's gross or net deferred tax assets.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1995 through 2012 have not been examined and the applicable statutes of limitation have not expire with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of the date of adoption of authoritative guidance for Accounting for Uncertainty in Income Taxes, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15. INCOME TAXES (Continued)

        The following table summarizes the activity related to our unrecognized tax benefits for the 2 years ended December 31, 2012 (in thousands):

Unrecognized tax benefits—January 1, 2011	$3,392
Gross increases—current year tax positions	181
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2011	$3,573
Gross increases—current year tax positions	21
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2012	$3,594

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 16. SUMMARIZED QUARTERLY DATA (UNAUDITED)

        The following tables set forth certain Statements of Operations data for each of the eight quarters beginning with the quarter ended March 31, 2011 through the quarter ended December 31, 2012 (in thousands). This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2012 Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Product sales	$2,109	$3,201	$9,684	$12,489
Total revenues	16,835	14,110	33,282	26,590
Gross margin on product sales	1,591	1,759	7,921	10,173
Income (loss) from operations	(8,938)	(15,983)	(1,541)	(3,891)
Net income (loss)	(8,804)	(15,780)	(1,495)	(3,704)
Basic net income (loss) per share	$(0.16)	$(0.28)	$(0.03)	$(0.07)
Diluted net income (loss) per share	$(0.16)	$(0.28)	$(0.03)	$(0.07)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$15,311	$16,153	$9,205	$508
Total revenues	83,101	21,218	16,522	12,132
Gross margin on product sales	13,676	14,013	8,055	(111)
Income (loss) from operations	98,809	(5,996)	(9,310)	(12,807)
Net income (loss)	98,817	(5,679)	(8,576)	(13,836)
Basic net income (loss) per share	$1.85	$(0.11)	$(0.15)	$(0.25)
Diluted net income (loss) per share	$1.77	$(0.11)	$(0.15)	$(0.25)

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17. BUSINESS COMBINATIONS

        On June 21, 2012, the Company entered into an Asset Purchase Agreement with Xanodyne, pursuant to which Depomed acquired Xanodyne's product Zipsor and related inventory for $26.4 million in cash, and assumed certain product related liabilities relating to Zipsor. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which Depomed's net sales of Zipsor® products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which Depomed's net sales of Zipsor® products exceed $60.0 million.

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

DEPOMED, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17. BUSINESS COMBINATIONS (Continued)

        The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset—Zipsor product rights	$27,100
Inventories	2,428
Other assets	100
Property, plant and equipment	43
Current liabilities	(1,840)
Bargain purchase	(92)

$27,739

        The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for year ended December 31, 2012 was approximately $2.0 million.

        The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The unamortized amount is $0.7 million at December 31, 2012. The bargain purchase amount has been recorded within Interest and other income in the accompanying Statement of Operations and Comprehensive Income.

NOTE 18. SUBSEQUENT EVENTS

        In January 2013, the Company entered into a settlement and license agreement with Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries, Inc. (Sun) to resolve its patent litigation with respect to Glumetza. The settlement and license agreement grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances.

        In January 2013, the Company filed a complaint in the United States District Court for the District of New Jersey against Purdue Pharma L.P. and affiliated companies (Purdue) for infringement of patents relate to the Company's Acuform technology arising from Purdue's commercialization of OxyContin® (oxycodone hydrochloride controlled-release) in the United States.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2012	$12,559	$12,872	$(611)	$(9,661)	$15,159
Year ended December 31, 2011	$8,092	$12,960	$516	$(9,009)	$12,559
Year ended December 31, 2010	$7,859	$14,060	$(50)	$(13,777)	$8,092

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.