Form 10-Q
period 2013-03-31
DEPOMED INC
filed 2013-05-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NUMBER 001-13111

DEPOMED, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	94-3229046
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

7999 Gateway Boulevard, Suite 300

Newark, California 94560

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(510) 744-8000

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 6, 2013 was 56,503,880.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$21,930	$29,076
Marketable securities	44,423	37,737
Accounts receivable	5,292	3,614
Receivables from collaborative partners	10,015	10,078
Inventories	8,743	9,587
Prepaid and other current assets	5,608	5,175
Total current assets	96,011	95,267
Marketable securities, long-term	6,536	11,079
Property and equipment, net	8,090	8,237
Intangible assets, net	24,267	25,078
Other assets	324	1,992
	$135,228	$141,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,926	$32,578
Deferred license revenue	3,041	3,273
Other current liabilities	1,098	830
Total current liabilities	32,065	36,681
Deferred license revenue, non-current portion	14,756	15,516
Other long-term liabilities	8,151	5,520
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, no par value, 100,000,000 shares authorized; 56,502,953 and 56,383,713 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	213,085	211,266
Accumulated deficit	(132,841)	(127,361)
Accumulated other comprehensive gain, net of tax	12	31
Total shareholders’ equity	80,256	83,936
	$135,228	$141,653

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Product sales	$9,129	$2,109
Royalties	14,081	9,421
License and other revenue	2,964	5,305
Total revenues	26,174	16,835

Costs and expenses:
Cost of sales	1,484	518
Research and development expense	3,298	3,482
Selling, general and administrative expense	25,963	21,773
Amortization of intangible assets	962	—
Total costs and expenses	31,707	25,773

Loss from operations	(5,533)	(8,938)

Other income (expense):
Interest and other income	70	143
Interest and other expense	(116)	—
Total other income	(46)	143

Net loss before income taxes	(5,579)	(8,795)

Benefit (Provision) for income taxes	99	(9)

Net loss	$(5,480)	$(8,804)
Unrealized losses on available-for-sale securities	(20)	93
Comprehensive loss	$(5,500)	$(8,711)

Basic net loss per common share	$(0.10)	$(0.16)
Diluted net loss per common share	$(0.10)	$(0.16)

Shares used in computing basic net loss per common share	56,460,829	55,554,579
Shares used in computing diluted net loss per common share	56,460,829	55,554,579

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating Activities
Net loss	$(5,480)	$(8,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,295	105
Amortization of investments	(88)	133
Stock-based compensation	1,411	1,359
Changes in assets and liabilities:
Accounts receivable	(1,616)	1,935
Inventories	844	(1,158)
Prepaid and other assets	1,235	446
Accounts payable and other accrued liabilities	316	(729)
Accrued compensation	(1,793)	(1,260)
Deferred revenue	(992)	(3,542)
Net cash used in operating activities	(4,868)	(11,515)

Investing Activities
Purchases of property and equipment	(461)	(134)
Acquisition of patents	(150)	—
Purchases of marketable securities	(18,295)	(24,614)
Maturities of marketable securities	16,220	26,297
Sales of marketable securities	—	25,666
Net cash provided by (used in) investing activities	(2,686)	27,215

Financing Activities
Proceeds from issuance of common stock	408	468
Net cash provided by financing activities	408	468

Net increase (decrease) in cash and cash equivalents	(7,146)	16,168
Cash and cash equivalents at beginning of period	29,076	24,043
Cash and cash equivalents at end of period	$21,930	$40,211

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The core products of our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, and Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012.

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

As of March 31, 2013, the Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012.

In July 2012, the Company submitted a New Drug Application (NDA) for SEFELSATM for the treatment of menopausal hot flashes. The NDA was accepted for review by the Food and Drug Administration (FDA). The FDA held a meeting of the Reproductive Health Drugs Advisory Committee (RHDAC) to discuss the SEFELSA NDA on March 4, 2013, at which the RHDAC voted against the approval of SEFELSA. As a result of the negative vote, the Company ceased development and all spending related to SEFELSA. The FDA will consider the RHDAC’s recommendation in its review of the SEFELSA NDA, though the FDA is not bound to follow it. The Prescription Drug User Fee Act (PDUFA) date for SEFELSA is May 31, 2013, which is the goal date for the FDA to complete its review of the NDA.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter ended March 31, 2013 are not necessarily indicative of results to be expected for the entire year ending December 31, 2013 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2012 Form 10-K). The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, as filed with the 2012 Form 10-K.

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

•                  Product Sales:

•                  Gralise: The Company began selling Gralise to wholesalers and retail pharmacies in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and 12 months following product expiration. Gralise tablets currently have a shelf-life of 24 to 36 months from date of manufacture. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company was not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2012. Accordingly, the Company deferred the recognition of revenue, and related product costs of Gralise shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Based on the shipment and prescription trends for Gralise and based on an analysis of historical return rates of the Company’s experience with products that have a similar customer base and similar return policies, the Company concluded that it had the information needed to reasonably estimate product returns for Gralise during the fourth quarter of 2012. Beginning in the fourth quarter of 2012, the Company began recognizing revenue for Gralise sales at the time of shipment to its customers.

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

Product distributed by Depomed through August 2011 is subject to rights of return six months before product expiration and up to 12 months after product expiration. The Company recognized revenue for Glumetza sales at the time title transferred to its customers, which occurred at the time product was delivered to its customers.  Revenue from sales of Glumetza was recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks and managed care rebates.

•                  Product Sales Allowances - The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns - The Company allows customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns of Gralise and Zipsor. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product it shipped to customers as part of the Company’s commercialization agreement with Santarus in August 2011.

Under the terms of our Asset Purchase Agreement with Xanodyne, the Company also assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. See Note 11 for further information on the acquisition of Zipsor.

The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture and the shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

•                  Prompt Pay Discounts - The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the prompt payment terms to earn the cash discount. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

•                  Patient Discount Programs - The Company offers patient discount co-pay assistance programs in which patients receive discounts at participating retail pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

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

•                  License and other arrangements - Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) consideration earned relates to past performance, and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us during the first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. When adopted, this standard will not have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”.  The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult.  The objective of this update is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This ASU is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year.  The adoption of this standard did not have a material impact on our financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of March 31, 2013 and December 31, 2012 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$15,350	$—	$—	$15,350
Money market funds	2,387	—	—	2,387
Corporate debt securities	1,451	—	—	1,451
U.S. government agency debt securities	2,742	—	—	2,742
Total cash and cash equivalents	$21,930	$—	$—	$21,930

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$26,160	$21	$(1)	$26,180
Government agency debt securities	17,230	9	—	17,239
U.S. Treasury securities	1,004	—	—	1,004
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,533	4	(1)	6,536
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	—	—	—	—
Total available-for-sale securities	$50,927	$34	$(2)	$50,959

Total cash, cash equivalents and marketable securities	$72,857	$34	$(2)	$72,889

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,769	$—	$—	$11,769
Money market funds	11,268	—	—	11,268
Corporate debt securities	6,039	—	—	6,039
Total cash and cash equivalents	$29,076	$—	$—	$29,076
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$21,662	$31	$—	$21,693
U.S. government agency debt securities	14,027	8	—	14,035
U.S. Treasury securities	2,008	1	—	2,009
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	7,858	7	(2)	7,863
U.S. government agency debt securities	3,208	8	—	3,216
Total available-for-sale securities	$48,763	$55	$(2)	$48,816

Total cash, cash equivalents and marketable securities	$77,839	$55	$(2)	$77,892

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

At March 31, 2013 the Company had seven securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$4,475	$(2)	$—	$—	$4,475	$(2)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2013.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,387	$—	$—	$2,387
Corporate debt securities	1,451	32,717	—	34,168
Government agency debt securities	2,742	17,239	—	19,981
U.S. Treasury securities	—	1,003	—	1,003
Total	$6,580	$50,959	$—	$57,539

Liabilities:

Contingent consideration	$—	$—	$1,458	$1,458

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,268	$—	$—	$11,268
U.S. corporate debt securities	6,039	29,556	—	35,595
U.S. Government agency debt securities	—	17,251	—	17,251
U.S. Treasury securities	—	2,009	—	2,009
Total	$17,307	$48,816	$—	$66,123

Liabilities:

Contingent consideration	$—	$—	$1,342	$1,342

The fair value measurement of the contingent consideration obligations arises from the Zipsor acquisition and relates to the potential future milestone payments under the Zipsor agreement which is determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation arising from the Zipsor acquisition to its estimated fair value. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our statement of operations. For the three months ended March 31, 2013, interest accretion of $0.1 million was included within interest and other expense in the accompanying condensed statement of operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

	Balance at	Net accretion	Balance at
	December 31,	and fair value	March 31,
	2012	adjustments	2013
Liabilities:
Contingent consideration obligations	$1,342	$116	$1,458

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus dilutive common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2013	2012

Numerator:
Net income (loss)	$(5,480)	$(8,804)

Denominator for basic net income (loss) per share	56,461	55,555
Net effect of dilutive common stock equivalents	—	—
Denominator for diluted net income (loss) per share:	56,461	55,555

Basic net income (loss) per share	$(0.10)	$(0.16)
Diluted net income (loss) per share	$(0.10)	$(0.16)

For the three months ended March 31, 2013 and 2012, the total number of antidilutive outstanding common stock equivalents excluded from the net income per common share computation was 7.5 million and 5.7 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Janssen Pharmaceutica N.V.

In August 2010, the Company entered into a non-exclusive license agreement with Janssen granting Janssen a license to use certain patents related to our Acuform drug delivery technology in developing fixed dose combinations of canagliflozin and extended release metformin. The Company also granted Janssen a right to reference the New Drug Application covering Glumetza in Janssen’s regulatory filings covering the products. In August 2010, Janssen paid the Company a $5.0 million upfront license fee. In September 2010, the Company achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 million milestone payment which the Company received in October 2010. The Company is eligible to receive additional development milestones, as well as royalties on net sales of the products.

The Company also entered into a service agreement with Janssen under which it provided formulation work associated with the products. The formulation work under the agreement was completed in March 2011.

In February 2013, the Company completed an additional project for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013.

Santarus, Inc.

In August 2011, the Company entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the promotion agreement between the parties previously entered into in July 2008.

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

Santarus is required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. Santarus will not pay additional sales milestones to the Company as was required under the prior promotion agreement. Royalty revenue from Santarus for the three months ended March 31, 2013 and 2012 were $13.3 million and $9.2 million, respectively.

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

Under the commercialization agreement, Depomed is responsible for managing any patent infringement lawsuits with respect to Glumetza-related patents, subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements. Santarus will reimburse Depomed for 70% of its out-of-pocket costs, and Depomed will reimburse Santarus for 30% of its out-of-pocket costs related to such lawsuits. The Company was previously responsible for managing the patent infringement lawsuit against Lupin Limited (Lupin), which was settled in February 2012, and against Sun Pharmaceutical Industries, Inc. (Sun), which was settled in January 2013.

Pursuant to the original promotion agreement, Santarus paid the Company a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that pushed the estimated completion date of Depomed’s manufacturing obligations to

February 2016, which is now the estimated date the Company expects its obligations will be completed under the commercialization agreement.

The Company recognized approximately $0.4 million and $1.0 million of revenue associated with this upfront license fee for the three months ended March 31, 2013 and 2012 respectively. The remaining deferred revenue balance is $4.1 million at March 31, 2013.

Boehringer Ingelheim International GMBH

In March 2011, the Company entered into a license and service agreement with Boehringer Ingelheim International GMBH (Boehringer Ingelheim) granting Boehringer Ingelheim a license to use certain patents related to the Company’s Acuform drug delivery technology in development of fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the terms of the agreement, Boehringer Ingelheim was also granted a right of reference to the New Drug Application covering Glumetza and associated data for use in potential regulatory submission processes.

In March 2012, the Company achieved the first milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications, and received a nonrefundable $2.5 million milestone payment. As the milestone event was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the entire amount of this payment as revenue in the first quarter of 2012.  The Company is also eligible to receive additional milestone payments based on regulatory filing and approval events, as well as royalties on worldwide net sales of products.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In March 2012, the Company achieved the first milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications, and received a nonrefundable $1.0 million milestone payment. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the $1.0 million as revenue during the first quarter of 2012. Under the terms of the agreement, the Company may receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012

Cost of sales	$10	$14
Research and development expense	110	197
Selling, general and administrative expense	1,291	1,147
Total	$1,411	$1,358

At March 31, 2013, the Company had $12.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.8 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Raw materials	$2,098	$1,927
Work-in-process	596	1569
Finished goods	6,745	6,787
Less: allowance for obsolescence	(696)	(696)
Total	$8,743	$9,587

Inventories relate to the manufacturing costs of the Company’s Gralise and Zipsor products.

The fair value of inventories acquired related to the Zipsor acquisition in June 2012 included a step-up in the value of Zipsor inventories of $1.9 million, which is being amortized to cost of sales as the acquired inventories are sold. The unamortized amount is $0.2 million at March 31, 2013.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Accounts payable	$4,115	$2,360
Accrued compensation	3,222	5,015
Accrued rebates and sales discounts	3,834	4,250
Allowance for product returns	9,548	10,831
Accrued contract sales organization fees	500	420
Inventory and other contract manufacturing accruals	1,216	2,990
Other accrued liabilities	5,491	6,712
Total accounts payable and accrued liabilities	$27,926	$32,578

NOTE 8.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2013 employees exercised options to purchase 119,240 shares of the Company’s common stock with net proceeds to the Company of approximately $0.4 million. For the three months ended March 31, 2012, employees and consultants exercised options to purchase 134,061 shares of the Company’s common stock with net proceeds to the Company of approximately $0.5 million.

NOTE 9.  INCOME TAXES

As of December 31, 2012 and March 31, 2013, the Company had $3.6 million and $3.6 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months except as related to any new items impacting the current year operations.

NOTE 10. LEASES

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

The terms of the lease include a tenant improvement allowance of up to $6.3 million covering the approximately 52,500 of space that is currently being leased. As of March 31, 2013, the Company had submitted claims for, and received $5.4 million from the landlord. The $5.4 million in submitted claims has been recorded as short- and long-term liabilities, as appropriate. The liabilities will be ratably reduced over the life of the lease which will reduce rent expense in accordance with the applicable accounting guidance. Claims for the remaining amount of the tenant improvement allowance are expected to be submitted, and recovered in the second quarter of 2013.

The terms of the lease also include an additional tenant improvement allowance of up to $0.8 million covering the approximately 8,000 additional square feet of space that the Company is obligated to lease no later than December 1, 2015.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $14.1 million in aggregate as rent over the term of the lease for the above premises. Deferred rent for the new lease was approximately $1.3 million as of March 31, 2013.

Rent expense for the new lease was approximately $0.4 million for the three months ended March 31, 2013. Rent expense for the Company’s prior offices located in Menlo Park, California was approximately $0.1 million for the three months ended March 31, 2013. The Menlo Park lease ended in January 2013. Rent expense for the Menlo Park lease was approximately $0.4 million for the three months ended March 31, 2012.

NOTE 11. BUSINESS COMBINATIONS

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

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the Zipsor acquisition date (in thousands):

Intangible asset - Zipsor product rights	$27,100
Inventories	2,428
Other assets	100
Property, plant and equipment	43
Current liabilities	(1,840)
Bargain purchase	(92)
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three months ended March 31, 2013 was approximately $1.0 million.

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The bargain purchase amount has been recorded within Interest and other income in the accompanying condensed statement of operations and comprehensive income.

NOTE 12. SUBSEQUENT EVENTS

In April 2013, the Company filed a complaint in the United States District Court for the District of New Jersey against Endo Pharmaceuticals Inc. (Endo), a wholly-owned subsidiary of Endo Health Solutions Inc., for infringement of certain U.S patents held by Depomed arising from Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States.

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

•                  the results of our ongoing litigation with the U.S. Food and Drug Administration (FDA) to obtain orphan drug exclusivity for Gralise in the United States;

•                  the outcome of our ongoing litigation against filers of ANDAs to market generic Glumetza in the United States;

•                  the outcome of our ongoing litigation against Purdue Pharma L.P. (Purdue) and Endo Pharmaceuticals Inc. (Endo);

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

As of March 31, 2013, the Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012.

In July 2012, the Company submitted a New Drug Application (NDA) for SEFELSATM for the treatment of menopausal hot flashes. The NDA was accepted for review by the Food and Drug Administration (FDA). The FDA held a meeting of the Reproductive Health Drugs Advisory Committee (RHDAC) to discuss the SEFELSA NDA on March 4, 2013, at which the RHDAC voted against the approval of SEFELSA. As a result of the negative vote, the Company ceased development and all spending related to SEFELSA. The FDA will consider the RHDAC’s recommendation in its review of the SEFELSA NDA though the FDA is not bound to follow it. The Prescription Drug User Fee Act (PDUFA) date for SEFELSA is May 31, 2013, which is the goal date for the FDA to complete its review of the NDA.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Postherpetic neuralgia	Currently sold in the United States. Launched in October 2011

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired by Depomed in June 2012

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

Glumetza®	Type 2 diabetes	United States rights held by Santarus; Canadian rights held by Valeant	Currently sold in the United States and Canada

Janumet® XR	Type 2 diabetes	Merck	License covers sales of Janumet® XR in the United States and certain other countries Currently sold in the United States, foreign regulatory filings in process

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	License covers sales of NUCYNTA® ER in the United States, Canada and Japan Currently sold in the United States and Canada

Canagliflozin/metformin XR combination products	Type 2 diabetes	Janssen	In development

Boehringer compounds/metformin XR combination products	Type 2 diabetes	Boehringer Ingelheim	In development

Acetaminophen/opiate combination products	Pain	Covidien	NDA for MNK-795 expected to be filed in the first half of 2013 MNK 155 in Phase 3 clinical trials

Undisclosed Ironwood compounds using Acuform® drug delivery technology	Gastrointestinal	Ironwood	Early stage development

Depomed Product Pipeline

Product	Indication	Status

DM-1992	Parkinson’s disease	Phase 2 study completed in September 2012. Top-line results of Phase 2 study reported in November 2012.

PRODUCT DEVELOPMENTS AND TRANSACTIONS

Gralise (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise. Gralise product sales for the three months ended March 31, 2013 and 2012 were $6.1 million and $1.7 million, respectively.

We promote Gralise through a field sales force of 155 full-time specialty sales representatives who are our employees and 78 part-time sales representatives who are employed by Ventiv, our contract sales organization.

Orphan Drug Designation.    In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise on the basis of FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013, and we currently expect a decision by the end of the third quarter of 2013.

Ventiv Commercial Services, LLC. In May 2012, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), pursuant to which Ventiv’s outsourced sales business, inVentiv Selling Solutions, provides for 78 part-time contract sales representatives dedicated to the Company, all of whom are employees of Ventiv. Under the terms of the agreement, we incurred an upfront implementation fee, and we pay fixed monthly management fees. The monthly management fee is subject to adjustment for actual staffing levels.  The term of the agreement is for one year beginning in June 2012.

Zipsor (diclofenac potassium) liquid-filled capsules for Mild to Moderate Acute Pain

On June 21, 2012, we entered into an Asset Purchase Agreement with Xanodyne, pursuant to which we acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain liabilities relating to Zipsor. In addition, the agreement requires a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which our net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which our net sales of Zipsor products exceed $60.0 million. We also purchased Xanodyne’s existing inventory and samples of Zipsor for approximately $0.5 million.  We assumed responsibility for returns on product previously sold by Xanodyne with a fair value of $1.8 million as of the date of our acquisition of Zipsor. We began commercial sales of Zipsor in June 2012 with our field sales force of 155 full-time specialty sales representatives and 78 part-time sales representatives. We recognized $3.0 million in Zipsor revenue for the three months ended March 31, 2013.

Glumetza for Type 2 Diabetes

Santarus.  In August 2011, we entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We recognized $13.3 million and $9.2 million in royalty revenue for the three months ended March 31, 2013 and 2012, respectively, under the commercialization agreement.

Pursuant to the commercialization agreement, we transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. Santarus pays us royalties on net product sales of Glumetza in the United States of 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to any future generic entry of a Glumetza product.  Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the territory, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of Glumetza.

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

Litigation. Our settlement and license agreement with Lupin in February 2012, grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. Our settlement and license agreement with Sun in January 2013, grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances. We are involved in patent litigation associated with Glumetza that is described under “Legal Proceedings”.

Janssen Pharmaceutica N.V.

In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing fixed dose combinations of canagliflozin and extended release metformin. We also granted Janssen a right to reference the Glumetza NDA in Janssen’s regulatory filings covering the products. In August 2010, Janssen paid us a $5.0 million upfront license fee. In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 million milestone payment which we received in October 2010. We remain eligible to receive additional development milestones, as well as royalties on net sales of the products.

In February 2013, we completed a project for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013. We currently do not anticipate any further collaborative work for the remainder of 2013 related to this program.

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

Boehringer Ingelheim

We have received $12.5 million in upfront and milestone payments and may receive additional development milestones, as well as royalties, pursuant to a March 2011 license and service agreement with Boehringer Ingelheim related to fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the agreement, we granted Boehringer Ingelheim a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. Boehringer Ingelheim was also granted a right to reference the New Drug Application covering Glumetza in regulatory submissions for the products.

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

SEFELSA™ for Menopausal Hot Flashes

SEFELSA is our proprietary extended release formulation of gabapentin in development for the treatment of menopausal hot flashes. Based on the results of our Type B Pre-NDA meeting with the FDA to discuss the results of our three completed Phase 3 clinical trials for SEFELSA, we submitted a New Drug Application with the FDA in July 2012. In October 2012 the FDA accepted for review the NDA filing for SEFELSA. The FDA held a meeting of the Reproductive Health Drugs Advisory Committee (RHDAC) to discuss the SEFELSA NDA on March 4, 2013, at which the RHDAC voted against the approval of SEFELSA. As a result of the negative vote, the Company ceased development and all spending related to SEFELSA. The FDA will consider the RHDAC’s recommendation in its review of the SEFELSA NDA, though the FDA is not bound to follow it. The Prescription Drug User Fee Act (PDUFA) date for SEFELSA is May 31, 2013, which is the goal date for the FDA to complete its review of the NDA.

DM-1992 for Parkinson’s Disease

In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson’s disease. The trial was a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The trial enrolled 34 patients at 8 U.S. medical centers. The study assessed efficacy, safety and pharmacokinetic variables. The primary endpoint for the study was change in off time as measured by patient self-assessment and clinician assessment.

Enrollment was completed in July 2012 and the study was completed in September 2012. In November 2012, we reported top-line results of the Phase 2 study, which we continue to evaluate as we consider partnering opportunities for DM-1992 and monitor competitive developments.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2012 Form 10-K with the SEC on February 22, 2013. For a description of our critical accounting policies, please refer to our 2012 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012

Product sales:
Gralise	$6,089	$1,749
Zipsor	3,040	—
Proquin XR	—	360
Total product sales	9,129	2,109

Royalties:
Santarus	13,288	9,222
Others	793	199
Total royalty revenue	14,081	9,421

License and Other revenue:
Glumetza	$760	$1,388
Boehringer Ingelheim	—	2,617
Ironwood	—	1,300
Janssen	2,204	—
Total license and other revenue:	2,964	5,305

Total revenues	$26,174	$16,835

Product sales

Gralise. In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. Until the fourth quarter of 2012, we deferred recognition of revenue on product shipments of Gralise until the right of return no longer existed, which occurred at the earlier of (a) the time Gralise units are dispensed through patient prescriptions or (b) expiration of the right of return. In the fourth quarter of 2012, we changed our revenue recognition policy for Gralise and began recognizing revenue upon shipment to our customers. The increase in Gralise product sales in 2013 is primarily a result of higher prescription demand. We currently expect Gralise product sales and prescriptions to increase from current levels for the remainder of 2013.

Zipsor. We started recognizing sales on Zipsor at the end of June 2012. Our sales force began promoting Zipsor at the end of July 2012.  Product sales for the quarter ended March 31, 2013 were $3.0 million. In April 2013, we increased the price of Zipsor, which caused us to increase our returns reserve. This had the effect of reducing Zipsor product sales by $0.7 million for the first quarter of 2013. We currently expect Zipsor product sales to increase from current levels for the remainder of 2013.

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

Royalties

Santarus. We receive royalties from Santarus based on net sales of Glumetza in the United States. Royalty revenue from Santarus for the three months ended March 31, 2013 was $13.3 million and represents a 32.0% royalty on Santarus’ net sales of Glumetza. Royalty revenue from Santarus for the three months ended March 31, 2012 was $9.2 million and represents a 29.5% royalty on Santarus’ net sales of Glumetza. The increase in royalties in 2013 is primarily driven by the increase in royalty rate, higher average selling price and higher demand.

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

License and Other Revenue

Glumetza. Glumetza license revenue for the three months ended March 31, 2013 and 2012 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of Depomed’s manufacturing obligations to February 2016, which is now the estimated date we expect our obligations will be completed under the commercialization agreement.

On the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted, and the remaining deferred revenue of $9.2 million was determined to be recognized ratably until December 2013. During the fourth quarter of 2012, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted again, and the remaining deferred revenue of $4.8 million was determined to be recognized ratably until February 2016.

We recognized approximately $0.4 million and $1.0 million of revenue associated with this upfront license fee for the three months ended March 31, 2013 and 2012, respectively. The remaining deferred revenue balance is $4.1 million at March 31, 2013.

Boehringer Ingelheim.  Under our license and services agreement with Boehringer Ingelheim entered into in March 2011, Boehringer Ingelheim paid us a $10.0 million upfront license fee. The $10.0 million was amortized ratably through November 2011, which was the estimated length of time we were obligated to perform formulation work under the agreements. As such the entire amount was recognized as license revenue in 2011.

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

We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three months ended March 31, 2013, respectively.

Ironwood Pharmaceuticals, Inc. In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million which was amortized ratably through June 2012, which was the estimated length of time Depomed was obligated to perform formulation work under the agreement. We recognized zero and $0.2 million of revenue associated with this upfront license fee for the three months ended March 31, 2013 and 2012, respectively. There is no remaining deferred revenue related to this upfront payment at March 31, 2013.

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

Under the terms of the agreement, we will assist with initial product formulation and Ironwood will be responsible for all development and commercialization of the product. The initial formulation work performed by us under the agreement will be reimbursed by Ironwood at an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the agreement during the three months ended March 31, 2013 and 2012 respectively.

Janssen Pharmaceutica N.V. In August 2010, we entered into a non-exclusive license agreement with Janssen granting Janssen a license to use certain patents related to our Acuform drug delivery technology in developing fixed dose combinations of canagliflozin and extended release metformin. We also granted Janssen a right to reference the New Drug Application covering Glumetza in Janssen’s regulatory filings covering the products. In August 2010, Janssen paid us a $5.0 million upfront license fee. In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 million milestone payment which we received in October 2010. We are eligible to receive additional development milestones, as well as royalties on net sales of the products.

In February 2013, we completed a project for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013. We currently do not anticipate any further collaborative work for the remainder of 2013 related to this program.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise and Zipsor. Total cost of sales for the three months ended March 31, 2013 as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Cost of sales	$1,484	$518
Dollar change from prior year	966
Percentage change from prior year	186.5%

Cost of sales for the three months ended March 31, 2013 relates to Gralise and Zipsor. Cost of sales for the three months ended March 31, 2012 relates to Gralise. Cost of sales increased in 2013 as a result of the addition of Zipsor and higher Gralise product sales.

We commenced product sales of Zipsor in June 2012. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The unamortized amount is $0.2 million at March 31, 2013. We expect the remaining unamortized portion of the inventory step-up to be amortized during the second quarter of 2013, and expect cost of sales for Zipsor to decrease as a percentage of product sales for the remainder of the year.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three months ended March 31, 2013 as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Research and development expense	$3,298	$3,482
Dollar change from prior year	(184)
Percentage change from prior year	-5.3%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended March 31,
(In thousands)	2013	2012

SEFELSA	$1,980	$1,100
DM-1992	198	963
Other projects	1,120	1,419
Total research and development expense	$3,298	$3,482

The slight decrease in research and development expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to reduced costs related to our Phase 2 trial for DM-1992 for Parkinson’s disease as well as other projects, offset by increased costs for consulting and outside services related to the preparation for the meeting of the RHDAC of the FDA to discuss SEFELSA held on March 4, 2013. The Company has ceased all spending related to SEFELSA as a result of RHDAC’s vote against the approval of SEFELSA.

We currently expect research and development expense to decrease for the remainder of 2013.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees and accounting fees. Total selling, general and administrative expense, as compared to the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Selling, general and administrative expense	$25,963	$21,773
Dollar change from prior year	4,190
Percentage change from prior year	19.2%

The increase in selling, general and administrative expenses in 2013 primarily relates to the build out of our commercial infrastructure related to Gralise and sales and marketing expense related to Zipsor, which we acquired in June 2012. In October 2011, we began promoting Gralise through an agreement with our contract sales organization, Ventiv, which provided for 164 full-time sales representatives. In June 2012, we expanded our sales force and added an additional 78 part-time sales representatives through Ventiv. In September 2012, we established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees. We did not convert the part-time sales representatives, and the conversion of the full-time sales representatives did not materially change selling, general and administrative expense.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2013	2012

Amortization of intangible assets	$962	$—

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Amortization commenced on June 21, 2012, the date we acquired Zipsor. Total amortization expense for the three months ended March 31, 2013 was approximately $1.0 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.8 million.

Interest Income and Expense

	Three Months Ended March 31,
(In thousands)	2013	2012

Interest and other income	$70	$143
Interest and other expense	(116)	—
Net interest income (expense)	$(46)	$143

Interest and other income decreased during the three months ended March 31, 2013 as compared to the corresponding period in 2012 as a result of lower investment balances.

The interest and other expense represent the change in the fair value of the contingent liability relating to the Zipsor acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(In thousands)	2013	2012

Cash, cash equivalents and marketable securities	$72,889	$77,892

Since inception through March 31, 2013, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

As of March 31, 2013, we have accumulated net losses of $132.8 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

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

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2013 and 2012 were approximately $4.9 million, and $11.5 million, respectively, and was primarily due to net loss for each respective period adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013 was approximately $2.7 million primarily due to higher purchases of marketable securities relative to proceeds from maturities of marketable securities. Net cash provided by investing activities during the three months ended March 31, 2012 was approximately $27.2 million as a result of higher proceeds from sales and maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2013 and 2012 were approximately $0.4 million and $0.5 million, respectively, and consisted of proceeds from employee option exercises.

Contractual Obligations

As of March 31, 2013, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Operating leases	$1,087	$2,476	$2,948	$7,590	$14,101
Contract sales organization	210	—	—	—	210
Purchase commitments	2,532	—	—	—	2,532
	$3,829	$2,476	$2,948	$7,590	$16,843

At March 31, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.5 million under our manufacturing agreements related to Gralise and Zipsor. The amounts disclosed only represent minimum purchase requirements.

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

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012 and an additional 8,000 rentable square feet commencing no later than December 1, 2015. The Newark lease includes free rent for the first five months of the lease. Lease payments begin in May 2013. The Company’s Menlo Park lease ended in January 2013. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016.  In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

The above table excludes any future royalty payments we may be required to pay on products we have licensed.

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

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $1.8 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on the 2012 Form 10-K.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Sun Pharmaceuticals and Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

In June 2011, we filed a lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Inc., Sun Pharma Global FZE and Sun Pharmaceutical Industries Ltd. (collectively, Sun), for infringement of the five U.S. patents listed in the Orange Book for the Glumetza product at the commencement of the action. The lawsuit is in response to an Abbreviated New Drug Application (ANDA) filed by Sun with the FDA regarding Sun’s intent to market generic versions of 500mg and 1000mg dosage strengths of Glumetza prior to the expiration of the patents listed in the Orange Book for Glumetza 500mg and 1000mg. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987. A settlement in this matter was reached among the parties (Sun, Depomed, Santarus and Valeant) in January 2013. The settlement and license agreement with Sun, grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances. The settlement and license agreement was subject to review by the U.S. Department of Justice and the Federal Trade Commission.  The case was dismissed on January 30, 2013.

In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Actavis, Inc. (f/k/a Watson Pharmaceuticals, Inc.) and Watson Pharma, Inc. (collectively, Watson), for infringement of U.S. Patent Nos. 6,488,962 and 7,780,987, the two patents listed in the Orange Book at the commencement of the litigation for Glumetza 1000mg dosage. The complaint was amended on February 27, 2013 to add allegations of infringement of three additional patents, U.S. Patent Nos. 8,323,692 (which was subsequently listed in the Orange Book after the commencement of the litigation), and 7,736,667 and 8,329,215.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014.  Trial is scheduled for May 27, 2014.

In February 2013, we filed a complaint in the United States District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc., and Watson Pharma, Inc. (collectively, Watson) for infringement of the patents listed in the Orange Book for Glumetza 500mg.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 500mg dosage strength of Glumetza prior to the expiration of the asserted patents.  We commenced the lawsuit within 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for the 500mg dosage strength of Glumetza for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in August 2015.

Depomed v. Gralise ANDA Filers

In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc., Florida, Watson Pharma, Inc., and Watson Laboratories (collectively, Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six U.S. patents listed in the Orange Book for the Gralise Product. The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which include U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014. In August 2012, we amended the complaint to assert U.S. Patent No. 8,192,756 and add Abon Pharmaceuticals LLC (Abon) as a defendant. In September 2012, we amended the complaint to assert U.S. Patent No. 8,252,332. Each of these patents is listed in the Orange Book. On December 21, 2012, the Court granted a joint stipulation to dismiss Watson from the case after Watson represented to Depomed that it had withdrawn its Gralise ANDA from consideration by the FDA. We may reinstitute our lawsuit should Watson resume its efforts to gain FDA approval of a generic form of Gralise. In March 2013, we amended the complaint to assert U.S. patent No. 8,333,992 against Actavis, Incepta and Abon.  U.S. patent No. 8,333,992 is now listed in the Orange Book.

In April 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax), and against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. (Par) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to ANDAs filed by each of lmpax and Par with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit against Impax and Par within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent Nos.: 8,192,756 and 8,252,332, which are now listed in the Orange Book. In October 2012, Impax withdrew its Gralise ANDA. As a result, we and Impax agreed to stipulate to this dismissal of our lawsuit against Impax for infringement of the Orange Book-listed patents. On December 17, 2012, the Court granted a joint stipulation to dismiss Par from the case after Par represented to Depomed that it no longer seeks approval of its Gralise ANDA prior to the expiration of the Orange Book-listed patents. In January 2013, the Court terminated the case. We may reinstitute our lawsuit against Par or Impax should either resume its efforts to gain FDA approval of a generic form of Gralise before expiration of the last Orange Book-listed patent.

In May 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to the ANDA filed by Zydus with the FDA regarding Zydus’s intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in October and November 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent Nos.: 8,192,756 and 8,252,332, which are now listed in the Orange Book. In March 2013, we amended the complaint to assert U.S. patent No. 8,333,992 against Zydus.  U.S. Patent No. 8,333,992 is now listed in the Orange Book.

On June 13, 2012, the Court held the Case Management Conference. The Court ordered all three cases to be consolidated for purposes of all pretrial proceedings. The Pretrial Conference is scheduled for March 13, 2014. No specific trial date has been set. The Markman claim construction hearing is scheduled for June 26, 2013.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA’s interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013, and we currently expect a decision by the end of the third quarter.

Depomed v. Purdue

In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue Pharma L.P. and affiliated companies (collectively, Purdue) for infringement of U.S. Patent Nos.: 6,340,475; 6,635,280; and 6,723,340, each of which is held by Depomed. The complaint alleges infringement of our patents arising from Purdue’s commercialization of OxyContin® (oxycodone hydrochloride controlled-release) in the United States.  On March 28, 2013, Purdue filed an answer and counterclaims, asserting non-infringement and invalidity.

Depomed v. Endo Pharmaceuticals

In April 2013, we filed a complaint in the United States District Court for the District of New Jersey against Endo Pharmaceuticals Inc. (Endo), a wholly-owned subsidiary of Endo Health Solutions Inc., for infringement of U.S. Patent Nos.: 6,340,475; 6,635,280; and 6,723,340, each of which is held by Depomed. The complaint alleges infringement of our patents arising from Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States.

General

We cannot reasonably predict the outcome of the legal proceedings described above, nor can we estimate the amount of loss, or range of loss, if any, that may result from these proceedings. As such we are not currently able to estimate the impact of the above litigation on our financial position or results of operations.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2012 Form 10-K.

The following factors, along with those described above under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES” should be reviewed carefully, in conjunction with the other information contained in this Form 10Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Information.”

If we are not able to successfully commercialize Gralise and Zipsor, our business will suffer.

In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor, and we began commercial promotion of Zipsor in late July 2012. As a company, we have limited experience selling and marketing pharmaceutical products. We may not be able to adequately maintain or scale the necessary sales, marketing, manufacturing, managed markets or other capabilities that are required to successfully commercialize Gralise and Zipsor.  If we are unable to successfully perform these functions or execute our sales and marketing strategies for Gralise and Zipsor, we will not be able to maintain or increase our revenues and our business will suffer.

If Santarus does not continue to successfully commercialize Glumetza in the United States, our business will suffer.

Pursuant to a commercialization agreement we entered into with Santarus in 2011, Santarus is primarily responsible for the commercialization of Glumetza in the United States. Our Glumetza royalty revenue depends on Santarus’ commercialization efforts, which could be adversely affected by any of the following factors:

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

•                  Santarus may experience financial difficulties;

•                  Santarus may fail to comply with its obligations under our commercialization agreement;

•                  the outcome of our any litigation against current or future Glumetza ANDA filers; and

•                  the outcome of any patent infringement litigations involving our patents covering Glumetza.

Any of the preceding factors could affect Santarus’ commitment to the commercialization of Glumetza, which, in turn, could adversely affect our Glumetza royalty revenue. Any material reduction in our Glumetza royalties would have a material adverse effect on our business, financial condition and results of operations.  We and Santarus have entered into a settlement and license agreements with each of Lupin Pharmaceuticals and Sun Pharma to resolve patent litigation involving Glumetza. The agreements grant Lupin the right to begin selling a generic version of Glumetza on February 1, 2016 and Sun the right to begin selling a generic version of Glumetza on August 1, 2016 (or earlier under certain circumstances in each case).  The introduction of a generic version of Glumetza will materially and adversely affect the revenues we receive from the sales of Glumetza by Santarus.

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

We are currently involved in patent infringement litigation against filers of ANDAs to Gralise. In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC (Actavis), and Incepta Pharmaceuticals (Incepta) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. In May 2012, we filed a lawsuit in the same court against Zydus Pharmaceuticals USA (Zydus) for infringement of the same patents. Since May 2012, two additional patents have been listed in the Orange Book for Gralise (U.S. Patent Nos. 8,192,756 and 8,252,332) and have been asserted against each of the Gralise ANDA filers. The lawsuits are in response to ANDAs filed by each of Actavis, Incepta and Zydus with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927, 7,731,989, 8,192,756 and 8,252,332. We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and September 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Our lawsuits against three other Gralise ANDA filers have been dismissed due to the withdrawal of two ANDAs and the withdrawal of the third filer’s patent challenge against Gralise. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

We are also involved in patent infringement litigation against a filer of ANDAs to Glumetza. In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Actavis, Inc. (f/k/a Watson Pharmaceuticals, Inc.) and Watson Pharma, Inc. (collectively, Watson) for infringement of U.S. Patent Nos. 6,488,962 and 7,780,987. The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000 mg dosage strength of Glumetza prior to the expiration of the asserted patents. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court decision, the 30-month stay on the Watson ANDA is expected to expire in September 2014. In February 2013, we filed a complaint in the United States District Court for the District of Delaware

against Watson Laboratories, Inc. — Florida, Actavis, Inc., and Watson Pharma, Inc. (Collectively Watson) for infringement of the patents listed in the Orange Book for Glumetza 500 mg.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watsons’ intent to market a generic version of the 500 mg dosage strength of Glumetza prior to the expiration of the asserted patents.  We commenced the lawsuit within 45 days required to automatically stay, or bar, the FDA from approving Watsons’ ANDA for the 500 mg dosage strength of Glumetza for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in August 2015. In February 2012, we and Santarus entered into a settlement and license agreement with Lupin Pharmaceuticals to resolve patent litigation involving Glumetza we initiated in November 2009, and in January 2013 we entered into entered into a settlement and license agreement with Sun Pharma to resolve patent litigation involving Glumetza we initiated in June 2011. The agreements grant Lupin the right to begin selling a generic version of Glumetza on February 1, 2016 and Sun the right to begin selling a generic version of Glumetza on August 1, 2016 (or earlier under certain circumstances in each case). The settlement with Sun Pharma remains subject to review by the U.S. Department of Justice and the Federal Trade Commission. The introduction of one or more products generic to Glumetza would harm our business, results of operations and financial condition.

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

Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011, and Patheon is our sole supplier of SEFELSA. Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise tablets from Patheon, active pharmaceutical ingredient from suppliers, or excipient suppliers, could adversely affect our business, results of operation and financial condition.

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

The Reproductive Health Drugs Advisory Committee of the FDA voted against the FDA approval for marketing of SEFELSA at a meeting held on March 4, 2013.  We cannot be certain that this product will be approved for marketing by the FDA. The development of drug candidates is inherently difficult and uncertain and we cannot be certain that any of our product candidates will be approved for marketing or, if approved, will achieve market acceptance.

Each of our three Phase 3 trials evaluating SEFELSA for menopausal hot flashes, including our Phase 3 trial known as Breeze 3, failed to meet all of their pre-specified primary endpoints. At a meeting of the Reproductive Health Drugs Advisory Committee (RHDAC) of the FDA held on March 4, 2013 to discuss SEFELSA, the RDHAC voted against the approval of SEFELSA.  The prescription Drug User Fee Act (PDUFA) date for SEFELSA is May 31, 2013.  Although the FDA is not bound to follow the RHDAC’s recommendation, we ceased all spending on SEFELSA as a result of the RHDAC’s negative vote and we cannot be certain that our New Drug Application for SEFELSA will be approved.

Clinical development is a long, expensive and uncertain process and is subject to delays and failures. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Positive or encouraging results of prior clinical trial are not necessarily indicative of the results obtained in later clinical trials, as was the case with the Phase 3 trial for Gralise for the management of PHN that we completed in 2007, and with the Phase 3 trials evaluating SEFELSA for menopausal hot flashes, the last of which we completed in October 2011. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

•                  Many other factors could delay or result in termination of our clinical trials, including:

•                  negative or inconclusive results;

•                  patient noncompliance with the protocol;

•                  adverse medical events or side effects among patients during the clinical trials;

•                  FDA inspections of our clinical operations; and

•                  actual or perceived lack of efficacy or safety of the product candidate.

We are unable to predict whether any of our product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained; the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, both SEFELSA and DM-1992 use the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

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

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013, and we currently expect a decision by the end of the third quarter

If we do not secure orphan exclusivity in PHN for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, in January 2013 and March 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents and are engaged in litigation against Gralise and Glumetza ANDA filers. In these or other litigation matters, our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA. An NDA for SEFELSA would also rely in part on the FDA’s prior approval of Neurontin.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the FDA’s Orange Book publication in respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

We have an exclusive sublicense from PharmaNova, Inc. (PharmaNova) to a patent held by the University of Rochester to develop and commercialize in the United States a gabapentin product for the treatment of hot flashes associated with menopause. Because a method-of-use patent, such as the patent we have sublicensed from PharmaNova, covers only a specified use of a particular compound, not a particular composition of matter, we cannot prevent others from commercializing gabapentin for other indications for use. Accordingly, physicians can already prescribe another manufacturer’s gabapentin to treat hot flashes in menopausal women, or pharmacists could in the future seek to fill future prescriptions for SEFELSA, if any, with another manufacturer’s gabapentin. Although any such “off-label” use could violate our licensed patent, effectively monitoring compliance with our licensed patent and enforcing our patent rights against individual physicians and pharmacies may be ineffective, impractical, difficult and costly.

If the FDA approves our NDA for SEFELSA based on the results of our three completed Phase 3 clinical trials and we initiate commercial sales of SEFELSA, such competition would reduce potential revenues from the sale of SEFELSA.

Our collaborators and licensors may not adequately protect our intellectual property rights.

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

•                  the outcome of our patent infringement litigation against Purdue and Endo;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the ones we experienced following the announcement of our SEFELSA Phase 3 trial results in October 2009 and October 2011 and the announcement of the vote by RHDAC of the FDA against the approval of SEFELSA in March 2013, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

We may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three months ended March 31, 2013, we incurred a net loss of $5.5 million. For the year ended December 31, 2012, we incurred a net loss of $29.8 million. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. We may incur operating losses in 2013 and in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (ACA). The ACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will take effect over the next several years. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2013 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2014 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including the regulations that may be imposed in connection with the implementation of the ACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

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

Date: May 9, 2013	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer