Form 10-Q
period 2013-06-30
DEPOMED INC
filed 2013-08-08
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 5, 2013 was 56,761,175.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$44,934	$29,076
Marketable securities	24,618	37,737
Accounts receivable	6,717	3,614
Receivables from collaborative partners	8,066	10,078
Inventories	7,226	9,587
Prepaid and other current assets	5,953	5,175
Total current assets	97,514	95,267
Marketable securities, long-term	4,669	11,079
Property and equipment, net	8,169	8,237
Intangible assets, net	23,304	25,078
Other assets	324	1,992
	$133,980	$141,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,357	$32,578
Deferred license revenue	3,041	3,273
Other current liabilities	649	830
Total current liabilities	28,047	36,681
Deferred license revenue, non-current portion	13,995	15,516
Other long-term liabilities	9,007	5,520
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, no par value, 100,000,000 shares authorized; 56,676,259 and 56,383,713 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	215,317	211,266
Accumulated deficit	(132,363)	(127,361)
Accumulated other comprehensive gain, net of tax	(23)	31
Total shareholders’ equity	82,931	83,936
	$133,980	$141,653

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$14,106	$3,201	$23,235	$5,310
Royalties	15,097	9,577	29,178	18,998
License and other revenue	760	1,332	3,724	6,637
Total revenues	29,963	14,110	56,137	30,945

Costs and expenses:
Cost of sales	1,688	1,442	3,172	1,960
Research and development expense	1,412	3,525	4,710	7,007
Selling, general and administrative expense	25,368	25,021	51,331	46,793
Amortization of intangible assets	963	105	1,924	105
Total costs and expenses	29,431	30,093	61,137	55,865

Income (loss) from operations	532	(15,983)	(5,000)	(24,920)

Other income (expense):
Interest and other income	46	204	115	347
Interest and other expense	(40)	—	(156)	—
Total other income (expense)	6	204	(41)	347

Net income (loss) before income taxes	538	(15,779)	(5,041)	(24,573)

Benefit from (provision for) income taxes	(60)	(1)	39	(9)

Net income (loss)	$478	$(15,780)	$(5,002)	$(24,582)
Unrealized losses on available-for-sale securities	(35)	(9)	(54)	84
Comprehensive income (loss)	$443	$(15,789)	$(5,056)	$(24,498)

Basic net income (loss) per common share	$0.01	$(0.28)	$(0.09)	$(0.44)
Diluted net income (loss) per common share	$0.01	$(0.28)	$(0.09)	$(0.44)

Shares used in computing basic net income (loss) per common share	56,562,433	55,786,617	56,511,911	55,670,598
Shares used in computing diluted net income (loss) per common share	57,142,343	55,786,617	56,511,911	55,670,598

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Operating Activities
Net loss	$(5,002)	$(24,582)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,592	320
Amortization of investments	(307)	484
Gain on bargain purchase	—	(92)
Allowance for inventory obsolescence	154	696
Stock-based compensation	2,973	2,541
Changes in assets and liabilities:
Accounts receivable	(1,091)	1,667
Inventories	2,207	(902)
Prepaid and other assets	890	(1,107)
Accounts payable and other accrued liabilities	(3,383)	2,545
Accrued compensation	(985)	(738)
Deferred revenue	(1,752)	(5,697)
Net cash used in operating activities	(3,704)	(24,865)

Investing Activities
Purchases of property and equipment	(1,146)	(502)
Acquisition of patents	(150)	(26,436)
Purchases of marketable securities	(20,984)	(28,463)
Maturities of marketable securities	40,443	38,737
Sales of marketable securities	323	29,566
Net cash provided by investing activities	18,486	12,902

Financing Activities
Proceeds from issuance of common stock	1,076	1,441
Net cash provided by financing activities	1,076	1,441

Net increase (decrease) in cash and cash equivalents	15,858	(10,522)
Cash and cash equivalents at beginning of period	29,076	24,043
Cash and cash equivalents at end of period	$44,934	$13,521

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The core products of our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012 and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013.

We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza®, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by, Santarus, Inc. (Santarus) in the United States. We have license and development arrangements associated with our Acuform® gastroretentive drug delivery technology with Mallinckrodt Pharmaceuticals (Mallinckrodt), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), Ironwood Pharmaceuticals, Inc. (Ironwood), Merck & Co., Inc. (Merck), Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen).

As of June 30, 2013, the Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire year ending December 31, 2013 or future operating periods.

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

•                  Zipsor: On June 21, 2012 (the acquisition date), the Company acquired all rights to Zipsor from Xanodyne Pharmaceuticals, Inc. (Xanodyne) and began distributing Zipsor to wholesalers and retail pharmacies. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and 12 months following product expiration. The Company recognizes revenue for Zipsor sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers. Revenue from sales of Zipsor is recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates and chargebacks.

•                  Glumetza: The Company sold and recorded product sales on shipments of Glumetza to wholesalers and retail pharmacies through August 2011.  The Company and Santarus entered into a commercialization agreement in August 2011 under which Depomed transferred the rights to manufacture and distribute Glumetza in the United States to Santarus. Santarus commenced selling Glumetza in September 2011 and began recording product sales.  See Note 4 for further information on the Santarus commercialization agreement.

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

•                  License and other arrangements - Revenue from license and collaborative arrangements are recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) consideration earned relates to past performance, and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of June 30, 2013 and December 31, 2012 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$16,677	$—	$—	$16,677
Money market funds	27,257	—	—	27,257
Corporate debt securities	1,000	—	—	1,000
U.S. government agency debt securities	—	—	—	—
Total cash and cash equivalents	44,934	—	—	44,934

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	15,399	7	(3)	15,403
U.S. government agency debt securities	8,206	5	—	8,211
U.S. Treasury securities	1,004	—	—	1,004
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,679	1	(11)	4,669
U.S. government agency debt securities	—	—	—	—
U.S. Treasury securities	—	—	—	—
Total available-for-sale securities	29,288	13	(14)	29,287

Total cash, cash equivalents and marketable securities	$74,222	$13	$(14)	$74,221

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$11,769	$—	$—	$11,769
Money market funds	11,268	—	—	11,268
Corporate debt securities	6,039	—	—	6,039
Total cash and cash equivalents	29,076	—	—	29,076
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	21,662	31	—	21,693
U.S. government agency debt securities	14,027	8	—	14,035
U.S. Treasury securities	2,008	1	—	2,009
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	7,858	7	(2)	7,863
U.S. government agency debt securities	3,208	8	—	3,216
Total available-for-sale securities	48,763	55	(2)	$48,816

Total cash, cash equivalents and marketable securities	$77,839	$55	$(2)	$77,892

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

At June 30, 2013, the Company had 16 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$7,777	$(14)	$—	$—	$7,777	$(14)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2013.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$27,257	$—	$—	$27,257
Corporate debt securities	1,000	20,072	—	21,072
Government agency debt securities	—	8,211	—	8,211
U.S. Treasury securities	—	1,004	—	1,004
Total	$28,257	$29,287	$—	$57,544

Liabilities:
Contingent consideration			1,498	1,498
Total	$—	$—	$1,498	$1,498

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$11,268	$—	$—	$11,268
U.S. corporate debt securities	6,039	29,556	—	35,595
U.S. Government agency debt securities	—	17,251	—	17,251
U.S. Treasury securities	—	2,009	—	2,009
Total	$17,307	$48,816	$—	$66,123

Liabilities:
Contingent consideration			1,342	1,342
Total	$—	$—	$1,342	$1,342

The fair value measurement of the contingent consideration obligations arises from the Zipsor acquisition and relates to the potential future milestone payments under the Zipsor agreement which is determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation arising from the Zipsor acquisition to its estimated fair value. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our condensed statement of operations and comprehensive income. For the three and six months ended June 30, 2013, accretion expense of $40,000 and $0.2 million was included within interest and other expense in the accompanying condensed statement of operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30,2013 (in thousands):

	Balance at	Net accretion	Balance at
	December 31,	and fair value	June 30,
	2012	adjustments	2013
Liabilities:
Contingent consideration obligations	$1,342	$156	$1,498

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2013	2012	2013	2012

Numerator:
Net income (loss)	$478	$(15,780)	$(5,002)	$(24,582)

Denominator for basic net income (loss) per share	56,562	55,787	56,512	55,671
Net effect of dilutive common stock equivalents	580	—	—	—
Denominator for diluted net income (loss) per share:	57,142	55,787	56,512	55,671

Basic net income (loss) per share	$0.01	$(0.28)	$(0.09)	$(0.44)
Diluted net income (loss) per share	$0.01	$(0.28)	$(0.09)	$(0.44)

For the three and six months ended June 30, 2013, the total number of antidilutive outstanding common stock equivalents excluded from the net income per common share computation were 5.9 million and 7.3 million, respectively. For the three and six months ended June 30, 2012, 5.5 million common stock equivalents were not included in dilutive shares because their effect is anti-dilutive.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Ventiv Commercial Services, LLC

In May 2012, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), which initially provided for a sales force of 78 part-time sales representatives employed by Ventiv but dedicated to the Company. Under the agreement, the Company paid Ventiv a monthly fixed fee of $0.5 million during the initial term of the agreement, which expired in June 2013.  In June 2013, the Company and Ventiv amended the agreement to reduce the contract sales force to 27 part-time and 2 full-time sales representatives. Under the terms of the amended agreement, we are required to pay Ventiv a monthly fixed fee of $0.2 million during the term of the agreement, which expires in June 2014.

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

Under the commercialization agreement, the Company transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company ceased shipments of Glumetza in August 2011, and Santarus began distributing and recording product sales on shipments of Glumetza in September 2011. Santarus will continue to be responsible at its expense for advertising and promotional marketing activities for Glumetza.

Santarus is required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will equally share proceeds based on a gross margin split. Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. Santarus is not required to pay additional sales milestones to the Company under the commercialization agreement. Royalty revenue from Santarus for the three and six months ended June 30, 2013 were $14.2 million and $27.5 million, respectively. Royalty revenue from Santarus for the three and six months ended June 30, 2012 was $9.4 million and $18.6 million, respectively.

The Company is financially responsible for returns of Glumetza distributed by the Company, up to the amount of the product returns reserve account for Glumetza product returns on the date immediately before Santarus began distributing Glumetza.  The Company is financially responsible for Glumetza rebates and chargebacks up to the amount of its reserve accounts for those items. Santarus is responsible for all other Glumetza returns, rebates and chargebacks.

Under the commercialization agreement, the Company is responsible for managing any patent infringement lawsuits with respect to Glumetza-related patents, subject to certain consent rights in favor of Santarus, including with regard to any proposed settlements. Santarus reimburses the Company for 70% of its out-of-pocket costs, and the Company reimburses Santarus for 30% of its out-of-pocket costs, related to such lawsuits. The Company was previously responsible for managing the patent infringement lawsuit against Lupin Limited (Lupin), which was settled in February 2012, and against Sun Pharmaceutical Industries, Inc. (Sun), which was settled in January 2013.

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

The Company recognized approximately $0.4 million and $0.7 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2013, respectively. The Company recognized approximately $1.0 million and $2.0 million of license revenue associated with this upfront license fee for the three and six months ended June 30, 2012, respectively. The remaining deferred revenue balance is $3.7 million at June 30, 2013.

Boehringer Ingelheim International GMBH

In March 2011, the Company entered into a license and service agreement with Boehringer Ingelheim granting Boehringer Ingelheim a license to use certain patents related to the Company’s Acuform drug delivery technology in development of fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the terms of the agreement, Boehringer Ingelheim was also granted a right of reference to the New Drug Application covering Glumetza and associated data for use in potential regulatory submission processes.

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

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to the Company’s Acuform drug delivery technology for an undisclosed Ironwood early stage development program. In March 2012, the Company achieved the first milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications, and received a nonrefundable $1.0 million milestone payment. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the Company recognized the $1.0 million as revenue during the first quarter of 2012. Under the terms of the agreement, the Company may receive additional payments pending achievement of certain development and regulatory milestones, as well as royalties on product sales.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units  and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of sales	$11	$8	$21	$22
Research and development expense	89	149	199	346
Selling, general and administrative expense	1,462	1,026	2,753	2,173
Total	$1,562	$1,183	$2,973	$2,541

At June 30, 2013, the Company had $11.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.5 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2013	2012

Raw materials	$1,838	$1,927
Work-in-process	256	1,569
Finished goods	5,982	6,787
Less: allowance for obsolescence	(850)	(696)
Total	$7,226	$9,587

Inventories relate to the manufacturing costs of the Company’s Gralise and Zipsor products.

The fair value of inventories acquired related to the Zipsor acquisition in June 2012 included a step-up in the value of Zipsor inventories of $1.9 million, which was amortized to cost of sales through April 2013 as the acquired inventories were sold.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012

Accounts payable	$866	$2,360
Accrued compensation	4,029	5,015
Accrued rebates and sales discounts	4,309	4,250
Allowance for product returns	9,159	10,831
Accrued contract sales organization fees	969	420
Inventory and other contract manufacturing accruals	531	2,990
Other accrued liabilities	4,494	6,712
Total accounts payable and accrued liabilities	$24,357	$32,578

NOTE 8.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2013 employees exercised options to purchase 68,541 and 187,781 shares of the Company’s common stock with net proceeds to the Company of approximately $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2012, employees and consultants exercised options to purchase 168,855 and 302,916 shares of the Company’s common stock with net proceeds to the Company of approximately $0.5 million and $1.0 million, respectively.

Employee Stock Purchase Plan

In May 2013, the Company sold 104,765 shares under the ESPP. The shares were purchased at a weighted average purchase price of $4.30 per share with proceeds of approximately $0.5 million.

NOTE 9.  INCOME TAXES

As of December 31, 2012 and June 30, 2013, the Company had $3.6 million and $3.7 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits.  The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months except as related to any new items impacting the current year operations.

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

The terms of the lease include a tenant improvement allowance of up to $6.3 million covering the approximately 52,500 of space that is currently being leased. As of June 30, 2013, the Company had submitted claims for, and received $6.3 million from the landlord. The $6.3 million in submitted claims has been recorded as short- and long-term liabilities, as appropriate. The liabilities will be ratably reduced over the life of the lease which will reduce rent expense in accordance with the applicable accounting guidance.

The terms of the lease also include an additional tenant improvement allowance of up to $0.8 million covering the approximately 8,000 additional square feet of space that the Company is obligated to lease no later than December 1, 2015.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $14.1 million in aggregate as rent over the term of the lease for the above premises. Deferred rent for the new lease was approximately $1.5 million as of June 30, 2013.

Rent expense was approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2013. The lease on the Company’s Menlo Park facility ended in January 2013.  Rent expense was approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2012.

NOTE 11. BUSINESS COMBINATIONS

On June 21, 2012, the Company entered into an Asset Purchase Agreement with Xanodyne, pursuant to which Depomed acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain product related liabilities relating to Zipsor. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which Depomed’s net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which Depomed’s net sales of Zipsor products exceed $60.0 million.

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
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and six months ended June 30, 2013 were $1.0 million and $1.9 million, respectively.

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which was amortized to cost of sales through April 2013 as the acquired inventories were sold. The bargain purchase amount has been recorded within Interest and other income in the accompanying condensed statement of operations and comprehensive income.

NOTE 12. SUBSEQUENT EVENTS

Acquisition of Lazanda® (fentanyl) nasal spray

On July 29, 2013, the Company entered into an Asset Purchase Agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes’ product Lazanda® (fentanyl) nasal spray and related inventory, for $4.0 million in cash.  The Company also assumed certain liabilities related to Lazanda.

In addition to the initial payment, the Company will also pay royalties on its net sales of Lazanda.  In 2013 and 2014, the Company will not pay royalties to Archimedes, and third party royalties assumed by the Company in connection with the acquisition will be less than 5% of the Company’s net sales of Lazanda.  Thereafter, the Company will pay royalties to Archimedes and third parties totaling 13% to 15% of the Company’s net sales of Lazanda.  In addition to the initial payment and royalties, the Company will pay to Archimedes the following one-time, cash contingent payments upon the achievement by the Company’s net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 at the end of the first calendar year in which net sales of Lazanda are $100.0 million.

NDA filing for MNK-795 accepted by FDA

In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for MNK-795.  MNK-795 is a controlled-release oral formulation of oxycodone and acetaminophen that has been studied for the management of moderate to severe acute pain where the use of an opioid analgesic is appropriate.  MNK-795 is formulated with Depomed’s Acuform® drug delivery technology. The NDA acceptance triggers a $5 million milestone payment to Depomed under a license agreement between Depomed and Mallinckrodt payable in the third quarter of 2013.  The FDA granted the NDA a priority review, a designation given to drugs that, if approved, offer significant improvements in the safety or effectiveness of the treatment when compared to standard applications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate pain in adults, and Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough pain in adult, opioid-tolerant cancer patients;

•                  the commercial success of Glumetza® (metformin hydrochloride extended-release tablets) in the United States, and the efforts of our Glumetza commercial partner, Santarus, Inc. (Santarus);

•                  the results of our ongoing litigation against filers of Abbreviated New Drug Applications (each, an ANDA) to market generic Gralise in the United States and the filer of an ANDA to market generic Zipsor in the United States;

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

•                  the outcome of our ongoing litigation against Purdue Pharma L.P. (Purdue) and Endo Pharmaceuticals Inc. (Endo);

•                  any additional patent infringement or other litigation that may be instituted related to Gralise, Zipsor, Lazanda, Glumetza or any other of our products or product candidates;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company initially focused on pain and other conditions and diseases of the central nervous system. The core products of our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013. We promote Gralise and Zipsor with a field force of 155 full-time sales representatives who are Depomed employees, as well as 29 primarily part-time sales representatives dedicated to the Company and employed by a contract sales organization. We will initially promote Lazanda with a small field force of full-time sales representatives dedicated to the Company and employed by a contract sales organization.  We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. The cornerstone of that portion of our business is Glumetza®, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by, Santarus, Inc. (Santarus) in the United States. We have license and development arrangements associated with our Acuform® gastroretentive drug delivery technology with Mallinckrodt Pharmaceuticals (Mallinckrodt), Boehringer Ingelheim International GMBH (Boehringer Ingelheim), Ironwood Pharmaceuticals, Inc. (Ironwood), Merck & Co., Inc. (Merck), Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen).

As of June 30, 2013, the Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Postherpetic neuralgia	Currently sold in the United States. Launched in October 2011

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired by Depomed in June 2012

Lazanda®	Breakthrough pain in opioid-tolerant patients 18 years of age and older already receiving and who are tolerant to continuous opioid therapy for underlying persistent cancer pain.	Currently sold in the United States. Acquired by Depomed in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

Glumetza®	Type 2 diabetes	United States rights held by Santarus; Canadian rights held by Valeant	Currently sold in the United States and Canada

Janumet® XR	Type 2 diabetes	Merck	License covers sales of Janumet® XR in the United States and certain other countries Currently sold in the United States, foreign regulatory filings in process

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	License covers sales of NUCYNTA® ER in the United States, Canada and Japan Currently sold in the United States and Canada

Canagliflozin/metformin XR combination products	Type 2 diabetes	Janssen	In development

Boehringer compounds/metformin XR combination products	Type 2 diabetes	Boehringer Ingelheim	In development

Acetaminophen/opiate combination products	Pain	Covidien	NDA for MNK-795 accepted and granted priority review by FDA in July 2013 MNK 155 in Phase 3 clinical trials

Undisclosed Ironwood compounds using Acuform® drug delivery technology	Gastrointestinal	Ironwood	Early stage development

Depomed Product Pipeline

Product	Indication	Status

DM-1992	Parkinson’s disease	Phase 2 study completed in September 2012. Top-line results of Phase 2 study reported in November 2012

PRODUCT DEVELOPMENTS AND TRANSACTIONS

Gralise (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise. Gralise product sales for the three and six months ended June 30, 2013 were $8.6 million and $14.6 million, respectively. Gralise product sales for the three and six months ended June 30, 2012 were $3.2 million and $5.0 million, respectively.

We promote Gralise through a field sales force of 155 full-time specialty sales representatives who are our employees and 29 contract sales representatives who are employed by Ventiv, our contract sales organization.

Orphan Drug Designation.    In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise on the basis of FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion is scheduled for August 2013.  We currently expect a decision by the end of 2013.

Zipsor (diclofenac potassium) liquid-filled capsules for Mild to Moderate Acute Pain

On June 21, 2012, we entered into an Asset Purchase Agreement with Xanodyne Pharmaceuticals, Inc. (Xanodyne), pursuant to which we acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain liabilities relating to Zipsor. In addition, the agreement requires a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which our net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which our net sales of Zipsor products exceed $60.0 million. We also purchased Xanodyne’s existing inventory and samples of Zipsor for approximately $0.5 million. We assumed responsibility for returns on product previously sold by Xanodyne with a fair value of $1.8 million as of the date of our acquisition of Zipsor. We began commercial sales of Zipsor in June 2012 and currently promote Zipsor through our field sales force. We recognized $5.6 million and $8.6 million in Zipsor revenue for the three and six months ended June 30, 2013.

Ventiv Commercial Services, LLC.  In May 2012, we entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), which initially provided for a sales force of 78 part-time sales representatives employed by the Ventiv but dedicated to us. Under the agreement, we paid Ventiv a monthly fixed fee of $0.5 million during the initial term of the agreement, which expired in June 2013.  In June 2013, we and Ventiv amended the agreement and reduced the contract sales force to 27 part-time and two full-time sales representatives. Under the terms of the amended agreement, we are required to pay Ventiv a monthly fixed fee of $0.2 million during the term of the agreement, which expires in June 2014.

Lazanda (fentanyl) nasal spray for the Management of Breakthrough pain in cancer patients, 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain

On July 29, 2013, we entered into an Asset Purchase Agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which we acquired Archimedes’ product Lazanda and related inventory for $4.0 million in cash, and assumed certain liabilities relating to Lazanda. In addition, the agreement requires the payment of royalties based on our net sales of Lazanda, although in 2013 and 2014, we will not pay royalties to Archimedes and third party royalties assumed by us in connection with the acquisition will be less than 5% of our net sales of Lazanda.  Beginning January 2015, we will pay royalties to Archimedes and third parties totaling 13% to 15% of our net sales of Lazanda. In addition, the agreement requires the following one-time, cash contingent payments to Archimedes upon the achievement by our net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda products are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 at the end of the first calendar year in which net sales of Lazanda products are $100.0 million.

Publicis Touchpoint Solutions, Inc.  In July 2013 and in connection with our acquisition of Lazanda, we assumed a services agreement previously entered into between Archimedes and Publicis Touchpoint Solutions, Inc. (Publicis) which provides for up to 15 full-time sales representatives employed by Publicis but dedicated to us.  Under the agreement, we pay Publicis a monthly fixed fee of approximately $0.3 million during the term of the agreement, which expires in September 2013.

Glumetza for Type 2 Diabetes

Santarus.  In August 2011, we entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We recognized $14.2 million and $27.5 million in royalty revenue for the three and six months ended June 30, 2013, respectively, under the commercialization agreement. We recognized $9.4 million and $18.6 million in royalty revenue for the three and six months ended June 30, 2012, respectively, under the commercialization agreement.

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

Litigation. The settlement and license agreement we entered into with Lupin in February 2012 grants Lupin the right to begin selling a generic version of Glumetza on February 1, 2016, or earlier under certain circumstances. The settlement and license agreement we entered into with Sun in January 2013 grants Sun the right to begin selling a generic version of Glumetza on August 1, 2016, or earlier under certain circumstances. We are involved in patent litigation associated with Glumetza that is described under “Legal Proceedings”.

Mallinckrodt

In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for MNK-795.  MNK-795 is a controlled-release oral formulation of oxycodone and acetaminophen that has been studied for the management of moderate to severe acute pain where the use of an opioid analgesic is appropriate.  MNK-795 is formulated with Depomed’s Acuform® drug delivery technology. The NDA acceptance triggers a $5 million milestone payment to Depomed under a license agreement between Depomed and Mallinckrodt payable in the third quarter of 2013.  The FDA granted the NDA a priority review, a designation given to drugs that, if approved, offer significant improvements in the safety or effectiveness of the treatment when compared to standard applications.

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

In February 2013, we completed a project for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013. We currently do not anticipate any further collaborative revenue for the remainder of 2013 related to this program.

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

SefelsaTM for Menopausal Hot Flashes

In July 2012, we submitted a New Drug Application (NDA) for Sefelsa for the treatment of menopausal hot flashes. In May 2013, the FDA issued a complete response letter (CRL) for Sefelsa. The CRL states that the FDA cannot approve the application in its present form.  Based on the letter, we currently do not intend to further invest in the product candidate.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 and 2012

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Product sales:
Gralise	$8,554	$3,201	$14,643	$4,950
Zipsor	5,552	—	8,592	—
Proquin XR	—	—	—	360
Total product sales	14,106	3,201	23,235	5,310

Royalties:
Santarus	14,193	9,424	27,481	18,646
Other	904	153	1,697	352
Total royalty revenue	15,097	9,577	29,178	18,998

License and Other revenue:
Glumetza	$760	$1,387	1,520	2,775
Boehringer Ingelheim	—	—	—	2,617
Janssen	—	—	2,204	—
Other	—	(55)	—	1,245
Total license and other revenue:	760	1,332	3,724	6,637

Total revenues	$29,963	$14,110	$56,137	$30,945

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

Lazanda.  We anticipate we will begin recognizing sales on Lazanda during the third quarter of 2013.

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

Royalties

Santarus. We receive royalties from Santarus based on net sales of Glumetza in the United States. Royalty revenue from Santarus for the three and six months ended June 30, 2013 was $14.2 million and $27.5 million, respectively, and represents a 32.0% royalty on net sales of Glumetza. Royalty revenue from Santarus for the three and six months ended June 30, 2012 was $9.4 million and $18.6 million, respectively, and represents a 29.5% royalty on net sales of Glumetza. The increase in royalties in 2013 is primarily driven by the increase in royalty rate, higher average selling price and higher prescription demand.

Other Royalties.  Merck began selling Janumet XR during the first quarter of 2012, and we began recognizing a very low single digit royalty on net product sales of Janumet XR. In August 2012, we entered into a license agreement with Janssen relating to NUCYNTA ER and began recognizing a low single digit royalty on net sales of NUCYNTA ER beginning in the third quarter of 2012.

License and Other Revenue

Glumetza. Glumetza license revenue for the three and six months ended June 30, 2013 and 2012 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza. We recognized approximately $0.4 million and $0.8 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2013, respectively. The remaining deferred revenue balance is $13.3 million at June 30, 2013.

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

We recognized approximately $0.4 million and $0.7 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2013, respectively. We recognized approximately $1.0 million and $2.0 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2012, respectively. The remaining deferred revenue balance is $3.7 million at June 30, 2013.

Boehringer Ingelheim.  Pursuant to our license and services agreement with Boehringer Ingelheim, Boehringer Ingelheim paid us a $10.0 million upfront license fee in March 2011, which was amortized ratably through November 2011, the estimated length of time we were obligated to perform formulation work under the agreements. As such the entire amount was recognized as license revenue in 2011.

Under the terms of the agreement, we received a nonrefundable $2.5 million milestone payment in March 2012. As the milestone event was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, we recognized the entire amount of this payment as revenue during the first quarter of 2012.

We also provided certain initial formulation work associated with the fixed dose combination products for which we were reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We recognized approximately zero and $0.1 million of revenue associated with the reimbursement of formulation work under the service agreement during the three and six months ended June 30, 2012, respectively. We did not recognize any revenue associated with the reimbursement of formulation work in 2013.

Janssen Pharmaceutica N.V. Pursuant to our non-exclusive license agreement with Janssen, Janssen paid us a $5.0 million upfront license fee in August 2010 and an additional $5.0 million milestone payment in October 2012. We are eligible to receive additional development milestones, as well as royalties on net sales of the products.

In February 2013, we completed a project for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013. We currently do not anticipate any further collaborative revenue for the remainder of 2013 related to this program.

Other. Pursuant to our research collaboration and license agreement with Ironwood, Ironwood paid us a $0.9 million upfront payment in June 2011 which was amortized ratably through June 2012, the estimated length of time Depomed was obligated to perform formulation work under the agreement. We recognized approximately $0.2 million and $0.5 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2012. There is no remaining deferred revenue related to this upfront payment at June 30, 2013.

In March 2012, we achieved a milestone under the agreement and Ironwood paid us the associated nonrefundable $1.0 million milestone payment in May 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, and the collectability of the milestone is reasonably assured, we recognized the $1.0 million as revenue during the first quarter of 2012.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise and Zipsor. Total cost of sales for the three and six months ended June 30, 2013 as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of sales	$1,688	$1,442	$3,172	$1,960
Dollar change from prior year	246		1,212
Percentage change from prior year	17.1%		61.8%

Cost of sales increased in 2013 as a result of the addition of Zipsor and higher Gralise product sales.

We commenced product sales of Zipsor in June 2012. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, which was amortized to cost of sales through April 2013 as the acquired inventories were sold. The cost of sales related to the step-up value of Zipsor for the three and six months ended June 30, 2013 was $0.2 million and $0.7 million, respectively.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three and six months ended June 30, 2013 as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development expense	$1,412	$3,525	$4,710	$7,007
Dollar change from prior year	(2,113)		(2,297)
Percentage change from prior year	-59.9%		-32.8%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

SEFELSA	$9	$1,617	$1,989	$2,717
DM-1992	120	1,160	319	2,122
Other projects	1,283	748	2,402	2,168
Total research and development expense	$1,412	$3,525	$4,710	$7,007

The decrease in research and development expense for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to reduced costs related to our Sefelsa and Phase 2 trial for DM-1992 for Parkinson’s disease programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Selling, general and administrative expense	$25,368	$25,021	$51,331	$46,793
Dollar change from prior year	347		4,538
Percentage change from prior year	1.4%		9.7%

The increase in selling, general and administrative expenses in 2013 primarily relates to the build out of our commercial infrastructure related to Gralise and sales and marketing expense related to Zipsor, which we acquired in June 2012. In October 2011, we began promoting Gralise through an agreement with our contract sales organization, Ventiv, which provided for 164 full-time sales representatives. In June 2012, we expanded our sales force and added an additional 78 part-time sales representatives through Ventiv. In September 2012, we established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees. We did not convert the part-time sales representatives, and the conversion of the full-time sales representatives did not materially change selling, general and administrative expense. In June 2013, we reduced the contract sales organization with Ventiv from 78 part-time sales representatives to 27 part-time and 2 full-time sales representatives.  We expect our selling, general and administrative expenses to slightly increase from current levels for the remainder of the year, primarily due to the acquisition of Lazanda in July 2013.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Amortization of intangible assets	$963	$105	$1,924	$105

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Amortization commenced on June 21, 2012, the date we acquired Zipsor. Total amortization expense for the three and six months ended June 30, 2013 was approximately $1.0 million and $1.9 million, respectively. Total amortization expense for the three and six months ended June 30, 2012 was approximately $0.1 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.8 million.

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Interest and other income	$46	$204	$115	$347
Interest and other expense	(40)	—	(156)	—
Net interest income (expense)	$6	$204	$(41)	$347

Interest and other income decreased during the three and six months ended June 30, 2013 as compared to the corresponding period in 2012 as a result of lower investment balances.

The interest and other expense represent the change in the fair value of the contingent liability relating to the Zipsor acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(In thousands)	2013	2012

Cash, cash equivalents and marketable securities	$74,221	$77,892

Since inception through June 30, 2013, we have financed our product development efforts and operations primarily from private and public sales of equity securities, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

As of June 30, 2013, we have accumulated net losses of $132.4 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise, Zipsor and Lazanda;

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

We will need substantial funds to:

•                  commercialize any products we market;

•                  manufacture our products and product candidates;

•                  acquire or license complementary businesses or products;

•                  conduct preclinical and clinical testing; and

•                  conduct research and development programs.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient positive cash flows to sustain our operations. We currently do not have any other committed sources of capital. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2013 was approximately $3.7 million, compared to $24.9 million during the six months ended June 30, 2012, and was primarily due to net loss for each respective period adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2013 was approximately $18.5 million, which was primarily due to higher proceeds from maturities of marketable securities relative to purchases of marketable securities. Net cash provided by investing activities during the six months ended June 30, 2012 was approximately $12.9 million and consisted of a decrease in marketable securities to fund our operations offset by the acquisition of Zipsor for $26.4 million in cash in June 2012.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2013 and 2012 were approximately $1.1 million and $1.4 million, respectively, and consisted of proceeds from employee option exercises.

Contractual Obligations

As of June 30, 2013, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Operating leases	$1,181	$2,542	$2,970	$7,208	$13,901
Contract sales organization	2,423	—	—	—	2,423
Purchase commitments	1,019	—	—	—	1,019
	$4,623	$2,542	$2,970	$7,208	$17,343

At June 30, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.0 million under our manufacturing agreements related to Gralise and Zipsor. The amounts disclosed only represent minimum purchase requirements.

In May 2012, the Company entered into a service agreement with Ventiv which initially provided for a sales force of 78 part-time sales representatives employed by Ventiv but dedicated to the Company. Under the agreement, the Company paid Ventiv a monthly fixed fee of $0.5 million during the initial term of the agreement, which expired in June 2013.  In June 2013, the Company and Ventiv amended the agreement to reduce the contract sales force to 27 part-time and 2 full-time sales representatives. Under the terms of the amended agreement, we are required to pay Ventiv a monthly fixed fee of $0.2 million during the term of the agreement, which expires in June 2014.

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012 and an additional 8,000 rentable square feet commencing no later than December 1, 2015. The Newark lease included free rent for the first five months of the lease. Lease payments began in May 2013. The Company’s Menlo Park lease ended in January 2013. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016.  In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

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

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $2.2 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

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

In May 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to the ANDA filed by Zydus with the FDA regarding Zydus’s intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos.: 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in October and November 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent Nos.: 8,192,756 and 8,252,332, which are now listed in the Orange Book. In March 2013, we amended the complaint to assert U.S. patent No. 8,333,992 against Zydus.  U.S. Patent No. 8,333,992 is now listed in the Orange Book.

On June 13, 2012, the Court held the Case Management Conference. The Court ordered all three cases to be consolidated for purposes of all pretrial proceedings.  The Markman claim construction hearing was held on June 26, 2013.  Discovery is ongoing and close of fact discovery is scheduled for August 16, 2013. The Pretrial Conference is scheduled for March 13, 2014. No specific trial date has been set.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA’s interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion is scheduled for August 2013.  We currently expect a decision by the end of 2013.

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

Depomed v. Banner Pharmacaps

On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patents Nos. 6,365,180, 7,662,858, 7,884,095, 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an Abbreviated New Drug Application (“ANDA”) for diclofenac potassium capsules, 25mg (Banner ANDA product).  The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”).  U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029.  The Zipsor Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (“Watson”) exclusive rights to Banner’s proposed generic Zipsor product.

On July 26, 2013, we filed a lawsuit in the United States District Court for District of New Jersey against Banner and Watson of the patents identified above.  The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner’s ANDA for Zipsor for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2012 Form 10-K and our Form 10-Q for the fiscal quarter ended March 31, 2013.

The following factors, along with those described above under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES” should be reviewed carefully, in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Information.”

If we are not able to successfully commercialize Gralise, Zipsor and Lazanda, our business will suffer.

In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor, and we began commercial promotion of Zipsor in late July 2012. In July 2013, we acquired and began commercial promotion of Lazanda.  As a company, we have limited experience selling and marketing pharmaceutical products. We may not be able to adequately maintain or scale the necessary sales, marketing, manufacturing, managed markets or other capabilities and infrastructure that are required to successfully commercialize Gralise, Zipsor and Lazanda.  If we are unable to successfully perform these functions or execute our sales and marketing strategies for Gralise, Zipsor and Lazanda, we will not be able to maintain or increase our revenues and our business will suffer.

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

We are currently involved in patent infringement litigation against filers of three ANDAs to Gralise in connection with lawsuits consolidated in the United States District Court for the District of New Jersey, as described in greater detail under “LEGAL PROCEEDINGS” above.  The lawsuits were filed in March 2012 and May 2012 against ANDA filers are Actavis Elizabeth LLC (Actavis), Incepta Pharmaceuticals (Incepta), and Zydus Pharmaceuticals USA and Cadila Healthcare Limited (collectively, Zydus) for infringement of nine U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for Gralise. We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and September 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

We are also involved in patent infringement litigation against a filer of ANDAs to Glumetza, as described in greater detail under “LEGAL PROCEEDINGS” above.  The lawsuits were filed in April 2012 and February 2013 in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Actavis, Inc. (f/k/a Watson Pharmaceuticals, Inc.) and Watson Pharma, Inc. (collectively, Watson) for infringement of the patents listed in the Orange Book for Glumetza. We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the ANDAs for 30 months or until an earlier district court decision that is adverse to the patents. Absent a court decision, the 30-month stay on the Watson ANDA is expected to expire in September 2014 as to the ANDA related to the 1000 mg dosage strength and August 2015 as to the 500mg dosage strength.

On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patents Nos. 6,365,180, 7,662,858, 7,884,095, 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an Abbreviated New Drug Application (“ANDA”) for diclofenac potassium capsules, 25 mg (Banner ANDA product).  The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book.  We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in December 2015.

Any introduction of one or more products generic to Gralise, Glumetza, Zipsor or Lazanda would harm our business, financial condition and results of operations.  The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations and financial condition.

We depend on third parties that are single source suppliers to manufacture Gralise, Zipsor and Lazanda.  If these suppliers are unable to manufacture and supply Gralise, Zipsor and Lazanda or our product candidates, our business will suffer.

Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. DPT Lakewood, Inc. is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we will assume in connection with our July 2013 acquisition of Lazanda. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise, Zipsor or Lazanda, or active pharmaceutical ingredient, excipients or components, from our suppliers could adversely affect our business, results of operations and financial condition.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies, and legal and regulatory developments. An important element of our business strategy is to actively seek to acquire products or companies, and to in-license or seek co-promotion rights to products that could be sold by our sales force. Other than our contingent milestone payment obligations to Xanodyne relating to our sales of Zipsor and to Archimedes relating to our sales of Lazanda, we have no current commitments with respect to any acquisition, in-licensing or co-promotion. We do not know if we would be able to successfully complete any acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are either unable to enhance and broaden our product offerings or unable to effectively integrate any acquired businesses, products or technologies, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could adversely affect our operating results.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration or license arrangements with Santarus, Mallinckrodt, Merck, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, Boehringer Ingelheim, Ironwood and PharmaNova. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013 and a court hearing on our summary judgment motion is scheduled for August 2013.  We currently expect a decision by the end of 2013.  If we do not secure orphan exclusivity in PHN for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

Pharmaceutical marketing is subject to substantial regulation in the United States and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities associated with Gralise, Zipsor, Lazanda and Glumetza, as well as marketing activities related to any other products for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

Lazanda is a controlled substance and any failure by us or our partners to comply with applicable statutes or regulations could adversely affect our business.

Lazanda is an opioid analgesic that contains fentanyl, a regulated “controlled substance” under the Controlled Substances Act of 1970 (CSA).  The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Fentanyl is listed by the DEA as a Schedule II substance under the CSA.  The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

The DEA also conducts periodic inspections of certain registered establishments that handle controlled substances. Facilities that conduct research, manufacture, distribute, import or export controlled substances must be registered to perform these activities and have the security, control and inventory mechanisms required by the DEA to prevent drug loss and diversion. Failure to maintain compliance, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could adversely affect our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations and in certain circumstances, violations could lead to criminal proceedings against us or our manufacturing and distribution partners, and our respective employees, officers and directors.

In addition to federal regulations, many individual states also have controlled substances laws. Although state controlled substances laws generally mirror federal law, because the states are separate jurisdictions, they may separately schedule our products.  Any failure by us or our partners to obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute fentanyl or to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law and would adversely affect our business, results of operations and financial condition.

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

Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients.  Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc., Fentora® and Actiq®, which are sold by Cephalon, Inc., Abstral®, which is sold by Galena Biopharma, Inc. and Onsolis®, which is sold by BioDelivery Sciences International, Inc.  Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Inc., Par Pharmaceutical Companies, Inc. and Actavis, Inc.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents and are engaged in litigation against Gralise and Glumetza ANDA filers. In these or other litigation matters, our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP) or Quality System Regulation (QSR). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, with respect to Lazanda, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

Our business involves exposure to potential product liability risks that are inherent in the development and production of pharmaceutical products.  Side effects, manufacturing defects, misuse or abuse of our products could result in patient injury or death. For example, Lazanda is a self-administered, opioid analgesic that contains fentanyl, a Schedule II “controlled substance” under the CSA.  A patient’s failure to follow instructions on the use and administration of Lazanda or the abuse of Lazanda could result in injury or death.  In addition, patients using Lazanda have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death.  Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

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

Limitations on fentanyl production in the United States could limit our ability to successfully commercialize Lazanda.

The availability and production of all Schedule II substances, including fentanyl, in the United States is limited by the DEA through a quota system that includes a national aggregate quota and individual company quotas.  The DEA annually establishes an aggregate quota for total fentanyl production in the United States based on the DEA’s estimate of the quantity needed to meet commercial and scientific need.  The aggregate quota of fentanyl that the DEA allows to be produced in the United States annually is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to individual companies. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.  Based on a variety of factors, including public policy considerations, the DEA may set the aggregate fentanyl quota lower than the total amount requested by individual companies. Although we through our manufacturing partner are permitted to ask the DEA to increase the annual aggregate quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request.  If our allocated quota of fentanyl is in sufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected.  In addition, any delay or refusal by the DEA in establishing the production or procurement quota or any reduction by the DEA in our allocated quota for fentanyl could adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation Mitigation Strategy (REMS) program may limit the commercial success of Lazanda.

Lazanda is subject to a FDA-mandated Risk Evaluation Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute Transmucosal Immediate Release Fentanyl (TIRF) medicines, including Lazanda, for outpatient use.  Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the TIRF REMS program.  As a result, there are relatively few prescribers and dispensers of TIRF products.  If we are not able to successfully promote Lazanda to participants in the TIRF REMS program, our business, results of operations and financial condition could be adversely affected.

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

We are unable to predict whether any of our product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained; the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, DM-1992 uses the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

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

•                  the degree of commercial success of Gralise, Zipsor, Lazanda and Glumetza;

•                  announcements and results regarding clinical trial results and plans for our drug candidates;

•                  filings and other regulatory actions related to our product candidates;

•                  the outcome of our patent infringement litigation against filers of ANDAs for Gralise, Zipsor and Glumetza;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the ones we experienced following the announcement of our SEFELSA Phase 3 trial results in October 2009 and October 2011,the announcement of the vote by Reproductive Health Drugs Advisory Committee of the FDA against the approval of SEFELSA in March 2013 and the FDA’s issuance of a CRL to the NDA for SEFELSA could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

We may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the six months ended June 30, 2013, we incurred a net loss of $5.0 million. For the year ended December 31, 2012, we incurred a net loss of $29.8 million. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. We may incur operating losses in 2013 and in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

Date: August 8, 2013	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer