Form 10-Q
period 2013-09-30
DEPOMED INC
filed 2013-11-07
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 4, 2013 was. 56,986,561

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$64,282	$29,076
Marketable securities	16,294	37,737
Accounts receivable	8,312	3,614
Receivables from collaborative partners	7,769	10,078
Inventories	7,822	9,587
Prepaid and other current assets	6,142	5,175
Total current assets	110,621	95,267
Marketable securities, long-term	4,786	11,079
Property and equipment, net	8,382	8,237
Intangible assets, net	32,626	25,078
Other assets	329	1,992
	$156,744	$141,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,288	$32,578
Deferred license revenue	3,182	3,273
Other current liabilities	649	830
Total current liabilities	34,119	36,681
Deferred license revenue, non-current portion	13,235	15,516
Contingent consideration liability	9,787	1,342
Other long-term liabilities	7,390	4,178
Commitments
Shareholders’ equity:

Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at September 30, 2013 and December 31, 2012	—	—

Common stock, no par value, 100,000,000 shares authorized; 56,925,105 and 56,383,713 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	218,070	211,266
Accumulated deficit	(125,849)	(127,361)
Accumulated other comprehensive gain, net of tax	(8)	31
Total shareholders’ equity	92,213	83,936
	$156,744	$141,653

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Product sales	$16,278	$9,684	$39,513	$14,994
Royalties	15,422	12,201	44,599	31,199
License and other revenue	5,760	11,397	9,484	18,033
Total revenues	37,460	33,282	93,596	64,226

Costs and expenses:
Cost of sales	1,751	1,763	4,923	3,723
Research and development expense	1,339	5,270	6,049	12,277
Selling, general and administrative expense	26,374	26,832	77,705	73,625
Amortization of intangible assets	1,158	958	3,082	1,063
Total costs and expenses	30,622	34,823	91,759	90,688

Income (loss) from operations	6,838	(1,541)	1,837	(26,462)

Other income (expense):
Interest and other income	27	96	142	444
Interest and other expense	(285)	(39)	(440)	(39)
Total other income (expense)	(258)	57	(298)	405

Net income (loss) before income taxes	6,580	(1,484)	1,539	(26,057)

Provision for income taxes	(66)	(11)	(27)	(20)

Net income (loss)	$6,514	$(1,495)	$1,512	$(26,077)
Unrealized losses on available-for-sale securities	15	17	(39)	101
Comprehensive income (loss)	$6,529	$(1,478)	$1,473	$(25,976)

Basic net income (loss) per common share	$0.11	$(0.03)	$0.03	$(0.47)

Diluted net income (loss) per common share	$0.11	$(0.03)	$0.03	$(0.47)

Shares used in computing basic net income (loss) per common share	56,818,883	56,039,186	56,615,359	55,794,357
Shares used in computing diluted net income (loss) per common share	57,661,212	56,039,186	57,316,830	55,794,357

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating Activities
Net income (loss)	$1,512	$(26,077)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,116	1,405
Amortization of investments	(352)	267
Gain on bargain purchase	—	(92)
Allowance for inventory obsolescence	243	696
Stock-based compensation	4,546	3,822
Contingent consideration fair value adjustment	441	39
Changes in assets and liabilities:
Accounts receivable	(2,389)	(2,347)
Inventories	2,856	(667)
Prepaid and other assets	812	2,384
Accounts payable and other accrued liabilities	(75)	2,270
Accrued compensation	1,083	(129)
Deferred revenue	(2,371)	(6,838)
Net cash provided by (used in) operating activities	10,422	(25,267)

Investing Activities
Purchases of property and equipment	(1,370)	(2,149)
Acquisition of businesses	(4,000)	(26,435)
Acquisition of patents	(150)	—
Purchases of marketable securities	(24,263)	(29,993)
Maturities of marketable securities	51,988	44,880
Sales of marketable securities	323	40,408
Net cash provided by investing activities	22,528	26,711

Financing Activities
Proceeds from issuance of common stock	2,256	1,885
Net cash provided by financing activities	2,256	1,885

Net increase (decrease) in cash and cash equivalents	35,206	3,329
Cash and cash equivalents at beginning of period	29,076	24,043
Cash and cash equivalents at end of period	$64,282	$27,372

See accompanying notes to Condensed Financial Statements.

DEPOMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The core products of our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012 and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients that we acquired in July 2013.

We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies. On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (Santarus) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen) with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant) for sales of extended-release metformin in Korea and Canada, respectively. All royalty and milestone payments accruing under such license agreements from and after October 1, 2013 are for the benefit of PDL. We are currently reviewing the accounting treatment for the sale of milestone and royalty interests to PDL.

We have license and development arrangements associated with our Acuform® gastroretentive drug delivery technology with Mallinckrodt Pharmaceuticals (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood), and Janssen.

As of September 30, 2013, the Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate partnering opportunities and monitor competitive developments.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the entire year ending December 31, 2013 or future operating periods.

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

•                  Product Sales:

•                  Gralise: The Company began selling Gralise to wholesalers and retail pharmacies in October 2011. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and 12 months following product expiration. Gralise tablets currently have a shelf -life of 24 to 36 months from date of manufacture. Given the limited history of prescriptions of Gralise and launch incentives associated with stocking Gralise, the Company was not able to reliably estimate expected returns of the product at the time of shipment prior to the fourth quarter of 2012. Accordingly, the Company deferred the recognition of revenue, and related product costs of Gralise shipments until the product was dispensed through patient prescriptions. The quantity of prescription units dispensed was estimated based on an analysis of third-party information, including third-party market research data and information obtained from wholesalers with respect to inventory levels and inventory movement. Beginning in the fourth quarter of 2012, the Company began recognizing revenue for Gralise sales at the time of shipment to its customers. Based on the shipment and prescription trends for Gralise and based on an analysis of historical return rates of the Company’s experience with products that have a similar customer base and similar return policies, the Company concluded that it had the information needed to reasonably estimate product returns for Gralise.

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

•                  Lazanda: On July 29, 2013 (the acquisition date), the Company acquired all U.S. and Canadian rights to Archimedes’ product Lazanda® (fentanyl) nasal spray and began distributing Lazanda to wholesalers and retail pharmacies. The Company accepts returns of unsalable product from customers within a return period of six months prior to, and 12 months following product expiration. The Company recognizes revenue for Lazanda sales at the time title transfers to its customers, which occurs at the time product is delivered to its customers. Revenue from sales of Lazanda is recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs and government rebates. See Note 11 for further information on the acquisition of Lazanda.

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

Product distributed by Depomed through August 2011 is subject to rights of return six months before product expiration and up to 12 months after product expiration. The Company recognized revenue for Glumetza sales at the time title transferred to its customers, which occurred at the time product was delivered to its customers.  Revenue from sales of Glumetza was recorded net of estimated allowances for returns, wholesaler and retail pharmacy fees, prompt pay discounts, patient discount programs, government rebates, chargebacks, and managed care rebates.

•                  Product Sales Allowances - The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s product sales allowances include:

•                  Product Returns - The Company allows customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns of Gralise, Lazanda and Zipsor. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product it shipped to customers as part of the Company’s commercialization agreement with Santarus in August 2011. The Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. See Note 11 for further information on the acquisition of Zipsor and Lazanda.

The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture and the shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the date of tablet manufacture. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provides it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product, shipment and prescription trends, estimated distribution channel inventory levels, and consideration of the introduction of competitive products.

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

Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The requirements of ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013 and are to be applied retrospectively. The adoption of this standard did not have a material impact on our financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of September 30, 2013 and December 31, 2012 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$28,050	$—	$—	$28,050
Money market funds	36,232	—	—	36,232
Total cash and cash equivalents	64,282	—	—	64,282

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	13,082	8	(2)	13,088
U.S. government agency debt securities	3,203	3	—	3,206
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,782	5	(1)	4,786
Total available-for-sale securities	21,067	16	(3)	21,080

Total cash, cash equivalents and marketable securities	$85,349	$16	$(3)	$85,362

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$11,769	$—	$—	$11,769
Money market funds	11,268	—	—	11,268
Corporate debt securities	6,039	—	—	6,039
Total cash and cash equivalents	29,076	—	—	29,076
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	21,662	31	—	21,693
U.S. government agency debt securities	14,027	8	—	14,035
U.S. Treasury securities	2,008	1	—	2,009
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	7,858	7	(2)	7,863
U.S. government agency debt securities	3,208	8	—	3,216
Total available-for-sale securities	48,763	55	(2)	$48,816

Total cash, cash equivalents and marketable securities	$77,839	$55	$(2)	$77,892

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company places its cash, cash equivalents and marketable securities with U.S. Treasury and government agency securities, and high quality securities of U.S. and international financial and commercial institutions, To date, the Company has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed statement of operations.

At September 30, 2013, the Company had 10 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$4,164	$(3)	$—	$—	$4,164	$(3)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2013.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$36,232	$—	$—	$36,232
Corporate debt securities	—	17,874	—	17,874
Government agency debt securities	—	3,206	—	3,206
Total	$36,232	$21,080	$—	$57,312

Liabilities:
Contingent consideration- Zipsor			1,539	1,539
Contingent consideration- Lazanda			8,248	8,248
Total	$—	$—	$9,787	$9,787

The fair value measurement of the contingent consideration obligations arises from the Lazanda and Zipsor acquisitions and relates to the potential future milestone payments and royalties under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation arising from both acquisitions to its estimated fair value. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our condensed statement of operations and comprehensive income. For the three and nine months ended September 30, 2013, accretion expense of $0.3 and $0.4 million was included within interest and other expense in the accompanying condensed statement of operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 (in thousands):

	Balance at	Acquisition	Net accretion	Balance at
	December 31,	July 29,	and fair value	September 30,
	2012	2013	adjustments	2013
Liabilities:
Contingent consideration obligations- Zipsor	$1,342	$—	$197	$1,539
Contingent consideration obligations- Lazanda	$—	$8,004	$244	$8,248
Total	$1,342	$8,004	$441	$9,787

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus dilutive common shares for the period determined using the treasury stock method. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2013	2012	2013	2012

Numerator:
Net income (loss)	$6,514	$(1,495)	$1,512	$(26,077)

Denominator for basic net income (loss) per share	56,819	56,039	56,615	55,794
Net effect of dilutive common stock equivalents	842	—	701	—
Denominator for diluted net income (loss) per share:	57,661	56,039	57,317	55,794

Basic net income (loss) per share	$0.11	$(0.03)	$0.03	$(0.47)
Diluted net income (loss) per share	$0.11	$(0.03)	$0.03	$(0.47)

For the three and nine months ended September 30, 2013, the total number of antidilutive outstanding common stock equivalents excluded from the net income per common share computation were 4.9 million and 5.1 million, respectively. For the three and nine months ended September 30, 2012, 6.0 million common stock equivalents were not included in dilutive shares because their effect is antidilutive.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Mallinckrodt (Formerly Covidien)

In November 2008, we entered into a license agreement with Covidien (Mallinckrodt) granting Covidien (Mallinckrodt) worldwide rights to utilize the Company’s Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien (Mallinckrodt) paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by the Company under the agreement. The entire $5.5 million was initially accounted for as a single unit of accounting and was being amortized ratably through November 2011, which was initially the estimated length of time the Company was obligated to perform formulation work under the agreement.

In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for MNK-795 which is formulated with the Company’s Acuform® drug delivery technology. The NDA acceptance triggered a $5 million milestone payment to the Company which was received and recognized in the third quarter of 2013. As the non-refundable milestone was substantive in nature, achievement was not reasonably assured at the inception of the agreement and the milestone was related to past performance, the milestone was recognized as revenue in its entirety upon achievement.

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

Under the commercialization agreement, Santarus was also required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties were equally to share proceeds based on a gross margin split. Royalty revenue from Santarus for the three and nine months ended September 30, 2013 were $14.6 million and $42.1 million, respectively. Royalty revenue from Santarus for the three and nine months ended September 30, 2012 was $11.6 million and $30.2 million, respectively.

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

The Company recognized approximately $0.4 million and $1.1 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2013, respectively. The Company recognized approximately $1.0 million and $3.0 million of license revenue associated with this upfront license fee for the three and nine months ended September 30, 2012, respectively. The remaining deferred revenue balance is $3.3 million at September 30, 2013.

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

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units  and the Company’s employee stock purchase program (ESPP) in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of sales	$11	$10	$32	$32
Research and development expense	71	114	270	460
Selling, general and administrative expense	1,490	1,157	4,244	3,330
Total	$1,572	$1,281	$4,546	$3,822

At September 30, 2013, the Company had $10.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.3 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2013	2012

Raw materials	$2,055	$1,927
Work-in-process	218	1,569
Finished goods	6,488	6,787
Less: allowance for obsolescence	(939)	(696)
Total	$7,822	$9,587

Inventories relate to the manufacturing costs of the Company’s Gralise, Lazanda and Zipsor products.

The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which will be amortized to cost of sales as the acquired inventories are sold. At December 31, 2012, the fair value of inventories acquired related to the Zipsor acquisition in June 2012 included a step-up in the value of Zipsor inventories of $1.2 million, which was amortized to cost of sales through April 2013 as the acquired inventories were sold.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012

Accounts payable	$2,544	$2,360
Accrued compensation	6,098	5,015
Accrued rebates and sales discounts	5,295	4,250
Allowance for product returns	6,126	10,831
Accrued contract sales organization fees	943	420
Inventory and other contract manufacturing accruals	596	2,990
Other accrued liabilities	8,686	6,712
Total accounts payable and accrued liabilities	$30,288	$32,578

NOTE 8.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2013 employees, directors and consultants exercised options to purchase 248,846 and 436,627 shares of the Company’s common stock with net proceeds to the Company of approximately $1.2 million and $1.8 million, respectively. For the three and nine months ended September 30, 2012, employees, directors and consultants exercised options to purchase 167,323 and 470,239 shares of the Company’s common stock with net proceeds to the Company of approximately $0.4 million and $1.4 million, respectively.

Employee Stock Purchase Plan

In May 2013, the Company sold 104,765 shares under the ESPP. The shares were purchased at a weighted average purchase price of $4.30 per share with proceeds of approximately $0.5 million.

NOTE 9.  INCOME TAXES

As of December 31, 2012 and September 30, 2013, the Company had $3.6 million and $3.8 million of unrecognized tax benefits, which is netted against deferred tax assets and is fully offset by a valuation allowance.

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

NOTE 10. LEASES

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company is obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015.  The lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016.  In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, and waived base rent and leasing commissions, in each case amortized at 8% interest.

The terms of the lease include a tenant improvement allowance of up to $6.3 million covering the approximately 52,500 of space that is currently being leased. As of September 30, 2013, the Company had submitted claims for, and received $6.3 million from the landlord. The $6.3 million in submitted claims has been recorded as short- and long-term liabilities, as appropriate. The liabilities will be ratably reduced over the life of the lease which will reduce rent expense in accordance with the applicable accounting guidance.

The terms of the lease also include an additional tenant improvement allowance of up to $0.8 million covering the approximately 8,000 additional square feet of space that the Company is obligated to lease no later than December 1, 2015.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $14.1 million in aggregate as rent over the term of the lease for the above premises. Deferred rent for the new lease was approximately $1.5 million as of September 30, 2013.

Rent expense was approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2013. The lease on the Company’s Menlo Park facility ended in January 2013.

NOTE 11. BUSINESS COMBINATIONS

The Lazanda Acquisition

On July 29, 2013, the Company entered into an Asset Purchase Agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes’ product Lazanda® (fentanyl) nasal spray and related inventory for $4.0 million (the “Initial Payment”) in cash.  The Company also assumed certain liabilities related to Lazanda.

Pursuant to the Asset Purchase Agreement, $1.0 million of the Initial Payment will be held in escrow for 18 months and applied towards the indemnification obligations of Archimedes as set forth in the Asset Purchase Agreement.

In addition to the initial payment, the Company will also pay royalties on its net sales of Lazanda. In 2013 and 2014, the Company will not pay royalties to Archimedes, and third party royalties assumed by the Company in connection with the acquisition will be less than 5% of the Company’s net sales of Lazanda. Thereafter, the Company will pay royalties to Archimedes and third parties totaling 13% to 15% of the Company’s net sales of Lazanda. In addition to the initial payment and royalties, the Company will pay to Archimedes the following one-time, cash-contingent payments upon the achievement by the Company’s net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 million at the end of the first calendar year in which net sales of Lazanda are $100.0 million.

In accordance with the authoritative guidance for business combinations, the Asset Purchase Agreement with Archimedes was determined to be a business combination and was accounted for using the acquisition method of accounting.  Pursuant to a letter dated August 21, 2013 (the “Letter”) from the staff of the Division of Corporate Finance (the “Division”) of the Securities and Exchange Commission, the Division stated that it would waive the requirement to provide a pro forma statement of operations if the use of forward-looking information is necessary to meaningfully present the effects of the acquisition of Lazanda by the Company. The Company’s expense structure and commercialization infrastructure related to Lazanda are anticipated to differ significantly from the expense structure and commercialization infrastructure maintained by Archimedes with regard to Lazanda.  As a result, the Company has concluded that the use of forward-looking information is necessary to meaningfully present the effects of the acquisition. Based on the guidance provided by the Division in the Letter, the Company has not presented a pro forma statement of operations.

The following table presents a summary of the purchase price consideration for the Lazanda acquisition (in thousands):

Cash for Lazanda, related property, inventories, and other assets	$4,000
Fair Value of contingent consideration	8,004
Purchase Price	$12,004

The contingent consideration was recognized and measured at fair value as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from Lazanda revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The contingent consideration also includes royalties payable to Archimedes ranging from 10% to 12% of net sales where increase in the royalty rate is tied to a reduction in cost of goods sold. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset - Lazanda product rights	$10,450
Inventories	1,334
Property, plant and equipment	356
Other assets	116
Current liabilities	(283)
Goodwill	31
$12,004

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Total amortization expense for the three and nine months ended September 30, 2013 was approximately $0.2 million.  During the three and nine months ended September 30, 2013, the Company incurred an aggregate of $0.1 million in acquisition -related costs.  These expenses are included in selling, general and administrative expenses in the Company’s condensed statement of operations and comprehensive income for the three and nine months ended September 30, 2013.

The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which will be amortized to cost of sales as the acquired inventories are sold. The goodwill amount has been recorded within Intangible assets in the accompanying condensed balance sheet.

The Zipsor Acquisition

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

The contingent consideration was recognized and measured at fair value as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from Zipsor revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the Zipsor acquisition date (in thousands):

Intangible asset - Zipsor product rights	$27,100
Inventories	2,428
Other assets	100
Property, plant and equipment	43
Current liabilities	(1,840)
Bargain purchase	(92)
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and nine months ended September 30, 2013 were $1.0 million and $2.9 million, respectively.

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which was amortized to cost of sales through April 2013 as the acquired inventories were sold. The bargain purchase amount has been recorded within Interest and other income in the accompanying condensed statement of operations and comprehensive income.

NOTE 12. SUBSEQUENT EVENTS

Transfer of type 2 diabetes royalties and milestones to PDL BioPharma for $240.5 million

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG and Valeant for sales of extended-release metformin in Korea and Canada, respectively. All royalty and milestone payments accruing under such license agreements from and after October 1, 2013 are for the benefit of PDL. We are currently reviewing the accounting treatment for the sale of milestone and royalty interests to PDL.

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

•                  the outcome of our ongoing litigation against Purdue Pharma L.P. (Purdue) and Endo Pharmaceuticals Inc. (Endo);

•                  any additional patent infringement or other litigation that may be instituted related to Gralise, Zipsor, Lazanda, or any other of our products or product candidates;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company initially focused on pain and other conditions and diseases of the central nervous system. The core products of our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013. We promote Gralise and Zipsor with a field force of 155 full-time sales representatives who are Depomed employees, as well as 29 primarily part-time sales representatives dedicated to the Company and employed by a contract sales organization. We will initially promote Lazanda with a small field force of full-time sales representatives. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing assets based on our proprietary drug delivery technologies through September 30, 2013. The cornerstone of that portion of our business was Glumetza®, a once-daily treatment for adults with type 2 diabetes that we licensed to, and is currently being commercialized by, Santarus, Inc. (Santarus) in the United States. On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United

States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (Janssen) with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant) for sales of extended-release metformin in Korea and Canada, respectively. All royalty and milestone payments accruing under such license agreements from and after October 1, 2013 are for the benefit of PDL. We are currently reviewing the accounting treatment for the sale of milestone and royalty interests to PDL.

We have license and development arrangements associated with our Acuform® gastroretentive drug delivery technology with Mallinckrodt Pharmaceuticals (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen.

As of September 30, 2013, the Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate partnering opportunities and monitor competitive developments.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Postherpetic neuralgia	Currently sold in the United States. Launched in October 2011

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired by Depomed in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for thier underlying persistent cancer pain.	Currently sold in the United States. Acquired by Depomed in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	License covers sales of NUCYNTA® ER in the United States, Canada and Japan Currently sold in the United States and Canada

Acetaminophen/opiate combination products	Pain	Mallinckrodt	NDA for MNK-795 accepted and granted priority review by FDA in July 2013 MNK 155 in Phase 3 clinical trials

Undisclosed Ironwood compounds using Acuform® drug delivery technology	Gastrointestinal	Ironwood	Early stage development

Depomed Product Pipeline

Product	Indication	Status

DM-1992	Parkinson’s disease	Phase 2 study completed in September 2012. Top-line results of Phase 2 study reported in November 2012

PRODUCT DEVELOPMENTS AND TRANSACTIONS

Gralise (gabapentin) tablets for the Management of Postherpetic Neuralgia

In October 2011, we launched and announced the commercial availability of Gralise. Gralise product sales for the three and nine months ended September 30, 2013 were $9.8 million and $24.5 million, respectively. Gralise product sales for the three and nine months ended September 30, 2012 were $4.8 million and $9.7 million, respectively.

We promote Gralise through a field sales force of 155 full-time specialty sales representatives who are our employees and 29 contract sales representatives who are employed by Ventiv, our contract sales organization.

Orphan Drug Designation.  In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise on the basis of the FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion was held In August 2013. We currently expect a decision by the end of 2013.

Zipsor (diclofenac potassium) liquid-filled capsules for Mild to Moderate Acute Pain

On June 21, 2012, we entered into an Asset Purchase Agreement with Xanodyne Pharmaceuticals, Inc. (Xanodyne), pursuant to which we acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain liabilities relating to Zipsor. In addition, the agreement requires a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which our net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which our net sales of Zipsor products exceed $60.0 million. We also purchased Xanodyne’s existing inventory and samples of Zipsor for approximately $0.5 million. We assumed responsibility for returns on product previously sold by Xanodyne with a fair value of $1.8 million as of the date of our acquisition of Zipsor. We began commercial sales of Zipsor in June 2012 and currently promote Zipsor through our field sales force. We recognized $6.0 million and $14.6 million in Zipsor revenue for the three and nine months ended September 30, 2013. We recognized $4.9 million in Zipsor revenue for the three and nine months ended September 30, 2012.

Lazanda (fentanyl) nasal spray for the Management of Breakthrough pain in cancer patients, 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain

On July 29, 2013, we entered into an Asset Purchase Agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which we acquired Archimedes’ product Lazanda and related inventory for $4.0 million in cash, and assumed certain liabilities relating to Lazanda. In addition, the agreement requires the payment of royalties based on our net sales of Lazanda, although in 2013 and 2014, we will not pay royalties to Archimedes and third party royalties assumed by us in connection with the acquisition will be less than 5% of our net sales of Lazanda. Beginning January 2015, we will pay royalties to Archimedes and third parties totaling 13% to 15% of our net sales of Lazanda. In addition, the agreement requires the following one-time, cash contingent payments to Archimedes upon the achievement by our net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda products are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 million at the end of the first calendar year in which net sales of Lazanda products are $100.0 million. We recognized $0.4 million in Lazanda revenue for the three and nine months ended September 30, 2013.

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

Glumetza for Type 2 Diabetes

Santarus.  In August 2011, we entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We recognized $14.6 million and $42.1 million in royalty revenue for the three and nine months ended September 30, 2013, respectively, under the commercialization agreement. We recognized $11.6 million and $30.2 million in royalty revenue for the three and nine months ended September 30, 2012, respectively, under the commercialization agreement.

Pursuant to the commercialization agreement, we transitioned to Santarus responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. Santarus was required to pay us royalties on net product sales of Glumetza in the United States of 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to any future generic entry of a Glumetza product.  Santarus has the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the territory, the parties will equally to share proceeds based on a gross margin split.

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

Mallinckrodt (Formerly Covidien)

In November 2008, we entered into a license agreement with Covidien (Mallinckrodt) granting Covidien (Mallinckrodt) worldwide rights to utilize our Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien (Mallinckrodt) paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by Depomed under the agreement. The entire $5.5 million was initially accounted for as a single unit of accounting and being amortized ratably through November 2011, which was initially the estimated length of time Depomed was obligated to perform formulation work under the agreement.

In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for MNK-795.  MNK-795 is a controlled-release oral formulation of oxycodone and acetaminophen that has been studied for the management of moderate to severe acute pain where the use of an opioid analgesic is appropriate.  MNK-795 is formulated with Depomed’s Acuform® drug delivery technology. The NDA acceptance triggered a $5 million milestone payment to Depomed which we recognized for the three and nine months ended September 30, 2012. Because each of the non-refundable milestones were substantive in nature, based on past performance and achievement was not reasonably assured at the inception of the agreement, each of the milestones was recognized as revenue in its entirety upon achievement.

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

Merck & Co., Inc.

We have received $12.5 million in upfront and milestone payments and will receive very low royalties on Merck’s net sales of Janumet XR in the United States and other licensed territories through the expiration of the licensed patents under a July 2009 license agreement with Merck. The non-exclusive license agreement grants Merck a license as well as other rights to certain of our patents directed to metformin extended release technology for Janumet XR, Merck’s fixed-dose combination product for type 2 diabetes containing sitagliptin and extended release metformin that was approved by the FDA in January 2012. Merck began selling Janumet XR during the first quarter of 2012.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 and 2012

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Product sales:
Gralise	$9,812	$4,758	$24,455	$9,708
Zipsor	6,022	4,926	14,614	4,926
Lazanda	444	—	444	—
Proquin XR	—	—	—	360
Total product sales	16,278	9,684	39,513	14,994

Royalties:
Santarus	14,578	11,603	42,060	30,249
Other	844	598	2,539	950
Total royalty revenue	15,422	12,201	44,599	31,199

License and Other revenue:
Glumetza	$760	$1,388	2,280	4,162
Boehringer Ingelheim	—	—	—	2,617
Janssen	—	10,005	2,203	10,005
Mallinckrodt	5,000	—	5,000	—
Other	—	4	1	1,249
Total license and other revenue:	5,760	11,397	9,484	18,033

Total revenues	$37,460	$33,282	$93,596	$64,226

Product sales

Gralise. In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. Until the fourth quarter of 2012, we deferred recognition of revenue on product shipments of Gralise until the right of return no longer existed, which occurred at the earlier of (a) the time Gralise units were dispensed through patient prescriptions or (b) expiration of the right of return. In the fourth quarter of 2012, we changed our revenue recognition policy for Gralise and began recognizing revenue upon shipment to our customers. The increase in Gralise product sales in 2013 is primarily a result of higher prescription demand. We currently expect Gralise product sales and prescriptions to increase from current levels for the remainder of 2013.

Zipsor. We started recognizing sales on Zipsor at the end of June 2012. Our sales force began promoting Zipsor at the end of July 2012. The increase in Zipsor product sales in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily the result of a price increase effective April 2013.

Lazanda. We began shipping and recognizing product sales on Lazanda in August 2013.

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

Royalties

Santarus. We receive royalties from Santarus based on net sales of Glumetza in the United States. Royalty revenue from Santarus for the three and nine months ended September 30, 2013 was $14.6 million and $42.1 million, respectively, and represents a 32.0% royalty on net sales of Glumetza. Royalty revenue from Santarus for the three and nine months ended September 30, 2012 was $11.6 million and $30.2 million, respectively, and represents a 29.5% royalty on net sales of Glumetza. The increase in royalties in 2013 is primarily driven by the increase in royalty rate, higher average selling price and higher prescription demand.

Other Royalties.  Merck began selling Janumet XR during the first quarter of 2012, and we began recognizing a very low single digit royalty on net product sales of Janumet XR. In August 2012, we entered into a license agreement with Janssen relating to NUCYNTA ER and began recognizing a low single digit royalty on net sales of NUCYNTA ER beginning in the third quarter of 2012.

On October 18, 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG and Valeant for sales of extended-release metformin in Korea and Canada, respectively.

License and Other Revenue

Glumetza. Glumetza license revenue for the three and nine months ended September 30, 2013 and 2012 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza. We recognized approximately $0.4 million and $1.2 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2013, respectively. We recognized approximately $0.4 million and $1.2 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2012, respectively. The remaining deferred revenue balance is $12.9 million at September 30, 2013.

Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement, removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of Depomed’s manufacturing obligations to February 2016, which is now the estimated date we expect our obligations will be completed under the commercialization agreement.

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

We recognized approximately $0.4 million and $1.1 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2013, respectively. We recognized approximately $1.0 million and $3.0 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2012, respectively. The remaining deferred revenue balance is $3.4 million at September 30, 2013.

Mallinckrodt.  In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for MNK-795 which is formulated with the Company’s Acuform® drug delivery technology. The NDA acceptance triggered a $5 million milestone payment to the Company which was received and recognized in the third quarter of 2013.

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

Other. Pursuant to our research collaboration and license agreement with Ironwood, Ironwood paid us a $0.9 million upfront payment in June 2011 which was amortized ratably through June 2012, the estimated length of time Depomed was obligated to perform formulation work under the agreement. We recognized approximately $0 and $0.5 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2012. There is no remaining deferred revenue related to this upfront payment at September 30, 2013.

In March 2012, we achieved a milestone under the agreement and Ironwood paid us the associated nonrefundable $1.0 million milestone payment in May 2012. As the nonrefundable milestone was substantive in nature, achievement of the milestone was not reasonably assured at the inception of the agreement, the milestone was related to past performance, and the collectability of the milestone was reasonably assured, we recognized the $1.0 million as revenue during the first quarter of 2012.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales of Gralise, Lazanda, and Zipsor. Total cost of sales for the three and nine months ended September 30, 2013 as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of sales	$1,751	$1,763	$4,923	$3,723
Dollar change from prior year	(12)		1,200
Percentage change from prior year	-0.7%		32.2%

Cost of sales for the nine months ended September 30, 2013 increased mainly as a result of the addition of Lazanda and Zipsor, and higher Gralise product sales.

We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda for the three and nine months ended September 30, 2013 was insignificant. Cost of sales for the three months ended September 30, 2013 decreased as a result of cost of sales related to Zipsor step-up value in 2012, offset by higher product sales in 2013. We commenced product sales of Zipsor in June 2012. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, which was amortized to cost of sales through April 2013 as the acquired inventories were sold. The cost of sales related to the step-up value of Zipsor for the three and nine months ended September 30, 2013 was zero and $0.7 million, respectively. The cost of sales related to the step-up value of Zipsor for the three and nine months ended September 30, 2012 was $0.7 million.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three and nine months ended September 30, 2013 as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research and development expense	$1,339	$5,270	$6,049	$12,277
Dollar change from prior year	(3,931)		(6,228)
Percentage change from prior year	-74.6%		-50.7%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

SEFELSA	$—	$3,043	$1,989	$5,760
DM-1992	—	1,181	319	3,304
Other projects	1,339	1,046	3,741	3,214
Total research and development expense	$1,339	$5,270	$6,049	$12,277

The decrease in research and development expense for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was primarily due to reduced costs related to our Sefelsa and Phase 2 trial for DM-1992 for Parkinson’s disease programs.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses such as legal fees and accounting fees. Total selling, general and administrative expense, as compared to the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Selling, general and administrative expense	$26,374	$26,832	$77,705	$73,625
Dollar change from prior year	(458)		4,080
Percentage change from prior year	-1.7%		5.5%

The increase in selling, general and administrative expenses for the nine months ended September 30, 2013 primarily relates to the build out of our commercial infrastructure related to Gralise and sales and marketing expense related to Zipsor and Lazanda, which we acquired in June 2012 and July 2013 respectively. In October 2011, we began promoting Gralise through an agreement with our contract sales organization, Ventiv, which provided for 164 full-time sales representatives. In June 2012, we expanded our sales force and added an additional 78 part-time sales representatives through Ventiv. In September 2012, we established 155 full-time field sales territories and converted 142 of the Ventiv employees to Depomed employees. We did not convert the part-time sales representatives, and the conversion of the full-time sales representatives did not materially change selling, general and administrative expense. In June 2013, we reduced the contract sales organization with Ventiv from 78 part-time sales representatives to 27 part-time and 2 full-time sales representatives.  The decrease in selling, general, and administrative expenses for the three months ended September 30, 2013 was insignificant. We expect our selling, general and administrative expenses to slightly increase from current levels for the remainder of the year, primarily due to the acquisition of Lazanda in July 2013.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Amortization of intangible assets- Zipsor	$964	$958	$2,888	$1,063
Amortization of intangible assets- Lazanda	194	—	194	—
	1,158	$958	$3,082	$1,063

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Amortization commenced on June 21, 2012, the date we acquired Zipsor. Total amortization expense for the three and nine months ended September 30, 2013 was approximately $1.0 million and $2.9 million, respectively. Total amortization expense for the three and nine months ended September 30, 2012 was approximately $1 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.8 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date we acquired Lazanda. Total amortization expense for the three and nine months ended September 30, 2013 was approximately $0.2 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $1.2 million.

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Interest and other income	$27	$96	$142	$444
Interest and other expense	(285)	(39)	(440)	(39)
Net interest income (expense)	$(258)	$57	$(298)	$405

Interest and other income decreased during the three and nine months ended September 30, 2013 as compared to the corresponding period in 2012 as a result of lower investment balances. Interest and other income for the nine months ended September 30, 2012 include $0.1 million in respect of the gain from a bargain purchase relating to the Zipsor acquisition.

The interest and other expense represent the change in the fair value of the contingent liability relating to both the Lazanda and Zipsor acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(In thousands)	2013	2012

Cash, cash equivalents and marketable securities	$85,362	$77,892

Since inception through September 30, 2013, we have financed our product development efforts and operations primarily from private and public sales of equity securities; upfront license, milestone, royalties, and termination fees from collaborative and license partners; and product sales.

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. We received the cash on October 18, 2013 and continue to look for additional product acquisition opportunities.

As of September 30, 2013, we have accumulated net losses of $125.8 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise, Zipsor, and Lazanda;

•                  milestone and royalty revenue we receive under our remaining collaborative development and commercialization arrangements;

•                  acquisitions or licenses of complementary businesses, products, or technologies;

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

Cash Flows from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2013 was approximately $10.4 million, compared to cash used in operating activities of $25.3 million during the nine months ended September 30, 2012, and was primarily due to net income/loss for each respective period adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2013 was approximately $22.5 million, which was primarily due to higher proceeds from maturities of marketable securities relative to purchases of marketable securities offset by the cash used in the Lazanda acquisition. Net cash provided by investing activities during the nine months ended September 30, 2012 was approximately $26.7 million and consisted of a decrease in marketable securities to fund our operations offset by the acquisition of Zipsor for $26.4 million in cash in September 2012.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2013 and 2012 were approximately $2.3 million and $1.9 million, respectively, and consisted of proceeds from employee option exercises.

Contractual Obligations

As of September 30, 2013, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Operating leases	$1,179	$2,607	$2,993	$6,827	$13,606
Contract sales organization	1,690	—	—	—	1,690
Purchase commitments	1,054	—	—	—	1,054
	$3,923	$2,607	$2,993	$6,827	$16,350

At September 30, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.2 million under our manufacturing agreements related to Gralise, Lazanda, and Zipsor. The amounts disclosed only represent minimum purchase requirements.

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

The contractual obligations reflected in the above table exclude up to $15 million and $5 million in contingent sales milestones we may be obligated to pay in the future under our asset purchase agreements with Archimedes for Lazanda and Xanodyne for Zipsor, respectively. The fair values of these obligations are included within the contingent consideration liability in the accompanying balance sheet.

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $1.6 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

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

Changes in Internal Controls Over Financial Reporting

During the third quarter of 2013, we began using a new Enterprise Resource Planning (ERP) system for financial reporting and logistics. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. This new system is not in response to any identified deficiency or weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Watson Laboratories (Glumetza ANDA Litigation)

In April 2012, we filed a lawsuit in the United States District Court for the District of Delaware against Watson Laboratories, Inc.—Florida, Actavis, Inc. (f/k/a Watson Pharmaceuticals, Inc.) and Watson Pharma, Inc. (collectively, Watson), for infringement of U.S. Patent Nos. 6,488,962 and 7,780,987, the two patents listed in the Orange Book at the commencement of the litigation for Glumetza 1000mg dosage. The complaint was amended on February 27, 2013 to add allegations of infringement of three additional patents: U.S. Patent Nos. 8,323,692 (which was subsequently listed in the Orange Book after the commencement of the litigation), 7,736,667, and 8,329,215.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 1000mg dosage strength of Glumetza prior to the expiration of the asserted patents. Valeant International Bermuda (f/k/a Valeant International (Barbados) SRL) is joined in the lawsuit as a co-plaintiff as the owner of U.S. Patent No. 7,780,987 and U.S. Patent No. 8,323,692.

We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014.  Trial is scheduled for May 27, 2014.  In February 2013, we filed a complaint in the United States District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500mg.  The lawsuit is in response to an ANDA filed by Watson with the FDA regarding Watson’s intent to market a generic version of the 500mg dosage strength of Glumetza prior to the expiration of the asserted patents.  We commenced the lawsuit within 45 days required to automatically stay, or bar, the FDA from approving Watson’s ANDA for the 500mg dosage strength of Glumetza for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in August 2015.  During fact discovery and prior to claim construction briefing, the parties entered into settlement negotiations, and on August 30, 2013, the Court stayed both actions against Watson pursuant to a joint stipulation filed by the parties.

Depomed v. Gralise ANDA Filers

In March 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC and Actavis Inc. (collectively Actavis), Watson Laboratories, Inc., Florida, Watson Pharma, Inc., and Watson Laboratories (collectively, Watson) and Incepta Pharmaceuticals (Incepta) for infringement of six U.S. patents listed in the Orange Book for the Gralise Product. The lawsuit is in response to ANDAs filed by each of Actavis, Watson and Incepta with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which include U.S. Patent Nos. 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 and August 2014. In August 2012, we amended the complaint to assert U.S. Patent No. 8,192,756 and add Abon Pharmaceuticals LLC (Abon) as a defendant. In September 2012, we amended the complaint to assert U.S. Patent No. 8,252,332. Each of these patents is listed in the Orange Book. On December 21, 2012, the Court granted a joint stipulation to dismiss Watson from the case after Watson represented to Depomed that it had withdrawn its Gralise ANDA from consideration by the FDA. We may reinstitute our lawsuit should Watson resume its efforts to gain FDA approval of a generic form of Gralise. In March 2013, we amended the complaint to assert U.S. Patent No. 8,333,992 against Actavis, Incepta and Abon.  U.S. Patent No. 8,333,992 is now listed in the Orange Book.

In April 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Impax Laboratories (Impax), and against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. (Par) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to ANDAs filed by each of lmpax and Par with the FDA regarding the defendants’ intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos. 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit against Impax and Par within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in September 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent Nos. 8,192,756 and 8,252,332, which are now listed in the Orange Book. In October 2012, Impax withdrew its Gralise ANDA. As a result, we and Impax agreed to stipulate to this dismissal of our lawsuit against Impax for infringement of the Orange Book-listed patents. On December 17, 2012, the Court granted a joint stipulation to dismiss Par from the case after Par represented to Depomed that it no longer seeks approval of its Gralise ANDA prior to the expiration of the Orange Book-listed patents. In January 2013, the Court terminated the case. We may reinstitute our lawsuit against Par or Impax should either resume its efforts to gain FDA approval of a generic form of Gralise before expiration of the last Orange Book-listed patent.

In May 2012, we filed a lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively Zydus) for infringement of six U.S. patents listed in the Orange Book for the Gralise product. The lawsuit is in response to the ANDA filed by Zydus with the FDA regarding Zydus’s intent to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of the Orange Book patents, which includes U.S. Patent Nos. 6,340,475, 6,488,962, 6,635,280, 6,723,340, 7,438,927 and 7,731,989. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDA for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in October and November 2014. In August 2012 and September 2012, we amended the complaint to assert respectively U.S. Patent Nos. 8,192,756 and 8,252,332, which are now listed in the Orange Book. In March 2013, we amended the complaint to assert U.S. Patent No. 8,333,992 against Zydus. U.S. Patent No. 8,333,992 is now listed in the Orange Book.

On June 13, 2012, the Court held the Case Management Conference. The Court ordered all three cases to be consolidated for purposes of all pretrial proceedings.  The Markman claim construction hearing was held on June 26, 2013.  Fact discovery closed on August 16, 2013.  Expert discovery is being held in abeyance pending entry of a claim construction opinion.  No specific trial date has been set.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA’s interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion was held in August 2013. We currently expect a decision by the end of 2013.

Depomed v. Purdue

In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue Pharma L.P. and affiliated companies (collectively, Purdue) for infringement of U.S. Patent Nos. 6,340,475, 6,635,280, and 6,723,340, each of which is held by Depomed. The complaint alleges infringement of our patents arising from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the United States. On March 28, 2013, Purdue filed an answer and counterclaims, asserting non-infringement and invalidity. On April 17, 2013, Depomed filed a reply to the counterclaims.

On May 22, 2013, the Court held an initial scheduling conference, and a schedule for the remainder of the case is the subject of a status conference on December 2, 2013. On June 19, 2013, Purdue filed a motion to bifurcate damages and stay discovery related to damages which is pending before the Court. On July 23, 2013, we filed an amended complaint to add an allegation of infringement of U.S. Patent No. 8,329,215, assigned to Depomed. On August 9, 2013, Purdue filed an answer and counterclaims, asserting non-infringement and invalidity.  On August 20, 2013, Depomed filed a reply to the counterclaims.

Fact discovery is ongoing, and the parties exchanged initial submissions under the Local Patent Rules.

Depomed v. Endo Pharmaceuticals

In April 2013, we filed a complaint in the United States District Court for the District of New Jersey against Endo Pharmaceuticals Inc. (Endo), a wholly-owned subsidiary of Endo Health Solutions Inc., for infringement of U.S. Patent Nos. 6,340,475; 6,635,280; and 6,723,340, each of which is held by Depomed. The complaint alleges infringement of our patents arising from Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States. On July 9, 2013, Endo filed an answer and counterclaims, asserting non-infringement and invalidity.

Depomed v. Banner Pharmacaps

On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patents Nos: 6,365,180, 7,662,858, 7,884,095, 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg.  The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book.  U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos 7,662,858, 7,884,095, 7,939,518, and 8,110,606 expire in 2029. The Zipsor Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (“Watson”) exclusive rights to Banner’s proposed generic Zipsor product.

On July 26, 2013, we filed a lawsuit in the United States District Court for District of New Jersey against Banner and Watson of the patents identified above. The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner’s ANDA for Zipsor for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015. A Case Management Conference has been scheduled for November 25, 2013.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2012 Form 10-K and our Form 10-Q for the fiscal quarter ended June 30, 2013.

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

We are currently involved in patent infringement litigation against filers of three ANDAs to Gralise in connection with lawsuits consolidated in the United States District Court for the District of New Jersey, as described in greater detail under “LEGAL PROCEEDINGS” above.  The lawsuits were filed in March 2012 and May 2012 against ANDA filers Actavis Elizabeth LLC (Actavis), Incepta Pharmaceuticals (Incepta), and Zydus Pharmaceuticals USA and Cadila Healthcare Limited (collectively, Zydus) for infringement of nine U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for Gralise. We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and September 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

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

On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patents Nos: 6,365,180, 7,662,858, 7,884,095, 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an Abbreviated New Drug Application (“ANDA”) for diclofenac potassium capsules, 25 mg (Banner ANDA product).  The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book.  We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in December 2015.

Any introduction of one or more products generic to Gralise, Zipsor or Lazanda would harm our business, financial condition and results of operations.  The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations and financial condition.

We depend on third parties that are single source suppliers to manufacture Gralise, Zipsor and Lazanda.  If these suppliers are unable to manufacture and supply Gralise, Zipsor and Lazanda or our product candidates, our business will suffer.

Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. DPT Lakewood, Inc. is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our July 2013 acquisition of Lazanda. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise, Zipsor or Lazanda, or active pharmaceutical ingredient, excipients or components from our suppliers could adversely affect our business, results of operations and financial condition.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies, and legal and regulatory developments. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. Other than our contingent milestone payment obligations to Xanodyne relating to our sales of Zipsor and to Archimedes relating to our sales of Lazanda, we have no current commitments with respect to any acquisition, in-licensing or co-promotion. We do not know if we would be able to successfully complete any acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are either unable to enhance and broaden our product offerings or unable to effectively integrate any acquired businesses, products or technologies, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could adversely affect our operating results.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration or license arrangements with Mallinckrodt, Janssen Pharmaceuticals, Inc.,Ironwood and PharmaNova. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that FDA act accordingly. Briefing in the case was completed in March 2013 and a court hearing on our summary judgment motion which was held in August 2013.  We currently expect a decision by the end of 2013.  If we do not secure orphan exclusivity in PHN for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

Pharmaceutical marketing is subject to substantial regulation in the United States and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities associated with Gralise, Zipsor, and Lazanda, as well as marketing activities related to any other products which we acquire or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations, which apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

In addition to federal regulations, many individual states also have controlled substances laws. Although state controlled substances laws generally mirror federal law, because the states are separate jurisdictions they may separately schedule our products.  Any failure by us or our partners to obtain separate state registrations, permits, or licenses in order to be able to obtain, handle, and distribute fentanyl or to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law and would adversely affect our business, results of operations and financial condition.

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

Gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for postherpetic neuralgia. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for post herpetic pain, fibromyalgia, diabetic nerve pain, adjunctive therapy, epileptic seizures and nerve pain associated with spinal cord injury. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market HorizantTM (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We hold issued United States patents and have patent applications pending in the United States. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents and are engaged in litigation against Gralise ANDA filers. In these or other litigation matters, our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the FDA’s Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

If a product liability claim against us is successful, our business will suffer.

Our business involves exposure to potential product liability risks that are inherent in the development production and commercialization of pharmaceutical products.  Side effects, manufacturing defects, misuse or abuse of our products could result in patient injury or death. For instance, Lazanda is a self-administered, opioid analgesic that contains fentanyl, a Schedule II “controlled substance” under the CSA. A patient’s failure to follow instructions on the use and administration of Lazanda or the abuse of Lazanda could result in injury or death.  In addition, patients using Lazanda have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death.  Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

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

•                  Other factors could delay or result in termination of our clinical trials, including:

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

•                  the degree of commercial success of Gralise, Zipsor, and Lazanda;

•                  announcements and results regarding clinical trial results and plans for our drug candidates;

•                  filings and other regulatory actions related to our product candidates;

•                  the outcome of our patent infringement litigation against filers of ANDAs for Gralise and Zipsor;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the ones we experienced following the announcement of our Sefelsa Phase 3 trial results in October 2009 and October 2011,the announcement of the vote by the Reproductive Health Drugs Advisory Committee of the FDA against the approval of Sefelsa in March 2013, and the FDA’s issuance of a CRL to the NDA for Sefelsa, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

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

We fund our operations primarily through revenues from license fees and royalties as well as product sales.  In October 2013, we sold substantially all of our royalty interest in Glumetza and our royalty and milestone interests in our other existing Type 2 diabetes collaborations to PDL for gross proceeds of $240.5 million, including royalty revenues accrued from October 1, 2013.  As a result, we will no longer receive any royalty payments from Santarus relating to sales of Glumetza or under our other applicable agreements until PDL has received $481 million in milestones and royalties, after which we will receive one-half of all future royalty payments relating to Glumetza and the other applicable products. We currently do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to meet our future capital requirements, in order to continue our operations, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)                        Exhibits

†10.1

Asset Purchase Agreement, dated July 29, 2013, among Depomed, Inc., Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales

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

†                                         Confidential treatment requested.

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

Date: November 7, 2013	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer