Form 10-K
period 2013-12-31
DEPOMED INC
filed 2014-03-17
CIK 1005201

Use these links to rapidly review the document

Financial Statements
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

Registrant's telephone number, including area code: (510) 744-8000

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2013 was approximately $327,084,838. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of March 14, 2014 was 56,594,409.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Shareholders, expected to be held on or about May 20, 2014, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

2013 ANNUAL FORM 10-K REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

  •
  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate pain in adults, CAMBIA® (diclofenac potassium for oral solution), our non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough cancer pain in adult, opioid-tolerant cancer patients;

  •
  the results of our ongoing litigation against filers of Abbreviated New Drug Applications (each, an ANDA) to market generic Gralise and Zipsor in the United States;

  •
  the results of our ongoing litigation with the U.S. Food and Drug Administration (FDA) to obtain orphan drug exclusivity for Gralise in the United States;

  •
  the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue) and Endo Pharmaceuticals Inc. (Endo);

  •
  any additional patent infringement or other litigation that may be instituted related to Gralise, Zipsor, CAMBIA, Lazanda or any other of our products or product candidates;

  •
  our and our collaborative partners' compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the United States;

  •
  our plans to acquire, in-license or co-promote other products;

  •
  the results of our research and development efforts;

  •
  submission, acceptance and approval of regulatory filings;

  •
  our ability to raise additional capital; and

  •
  our collaborative partners' compliance or non-compliance with obligations under our collaboration agreements.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "ITEM 1A. RISK FACTORS" section and elsewhere in this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any forward- looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10-K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

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

        Unless the context indicates otherwise, "Depomed," "the Company," "we," "our" and "us" refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our principal executive offices are located at 7999 Gateway Boulevard, Suite 300, Newark, California, 94560 and our telephone number is (510) 744-8000.

        Depomed®, Gralise®, Zipsor®, CAMBIA®, Lazanda® and Acuform® are registered trademarks of Depomed. Glumetza® is a registered trademark of Valeant International (Barbados) SRL exclusively licensed in the United States to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steriodal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, CAMBIA® (diclofenac potassium for oral solution), our non-steriodal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, and Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013.We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

        We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc.

        In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus Inc. (Santarus) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (collectively, Janssen) with respect to potential future development milestones and sales of Janssen's investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant) for sales of extended-release metformin in Korea and Canada, respectively.

        As of December 31, 2013, we have one product candidate under clinical development, DM-1992 for Parkinson's disease. DM-1992 completed a Phase 2 trial for Parkinson's disease, and we announced a summary of the results of that trial in November 2012. We continue to evaluate partnering opportunities for DM-1992 and monitor competitive developments.

SIGNIFICANT DEVELOPMENTS DURING 2013

        Among the significant developments in our business during 2013 were the following:

  •
  In July 2013, we acquired Lazanda from Archimedes Pharma US Inc. (Archimedes) for $4 million in cash. Our sales force began promoting Lazanda in August 2013.

  •
  In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795, which is formulated with our Acuform® drug delivery technology. The NDA acceptance triggered a $5 million milestone payment to us which we received and recognized in the third quarter of 2013.

  •
  In October 2013, we sold our interests in royalty and milestone payments under license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million.

  •
  In December 2013, we acquired CAMBIA from Nautilus Neurosciences, Inc. (Nautilus) for $48.7 million in cash.

  •
  Total revenues for the year ended December 31, 2013 were $134.2 million, including product revenues of $58.3 million.

  •
  Cash, cash equivalents and marketable securities were $276.0 million as of December 31, 2013, prior to the payment of our taxes on the PDL transaction.

Commercialized Products and Product Candidate Development Pipeline

        The following table summarizes our and our partners' commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status
Gralise®	Management of postherpetic neuralgia	Currently sold in the United States Launched in October 2011
Zipsor®	Mild to moderate acute pain in adults 18 years of age or older	Currently sold in the United States Acquired in June 2012
CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the United States Acquired in December 2013
Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the United States Acquired in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status
XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen)	Management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate	Mallinckrodt	Approved by the FDA in March 2014
MNK-155	Pain	Mallinckrodt	Completed Phase 3 clinical trials

Product / Product Candidate	Indication	Partner	Status
NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	Currently sold in the United States and Canada; License covers sales of NUCYNTA® ER in the United States, Canada and Japan;
IW-3718 Refractory GERD program using Acuform®	Refractory GERD	Ironwood	In clinical development

Depomed Product Pipeline

Product	Indication	Status
DM-1992	Parkinson's disease	Top-line results of Phase 2 study reported in November 2012

OUR BUSINESS OPERATIONS

        As of December 31, 2013, our revenues are generated primarily from commercialized products and license and development arrangements.

Commercialized Products

  Gralise® (Gabapentin) Tablets for the Management of PHN

        Gralise is our proprietary, once-daily formulation of gabapentin for the management of PHN. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from Abbott Products, Inc. (Abbott Products), our former licensee. We received a $48 million approval milestone from Abbott in February 2011, and a settlement payment of $40 million in March 2011 in connection with the termination of our Gralise license agreement with Abbott.

        Gralise product sales were $36.2 million for the year ended December 31, 2013, $17.3 million for the year ended December 31, 2012 and $0.5 million for the year ended December 31, 2011.

        Postherpetic Neuralgia.    PHN is a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. PHN afflicts approximately one in five patients diagnosed with shingles in the United States. The incidence of PHN increases in elderly patients. Three out of four shingles patients over 70 years old develop PHN. Approximately 200,000 Americans are affected by PHN each year. The pain associated with PHN can interfere with daily activities such as sleep and recreational activities for months, and can be associated with clinical depression.

        The Centers for Disease Control and Prevention Advisory Committee on Immunization Practices recommends that adults 60 years of age and older be vaccinated with a shingles vaccine. While the shingles vaccine is not a treatment for PHN, it could impact the future market for therapies for PHN.

        Orphan Drug Designation.    In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise on the basis of FDA's interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or the FDA's regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that the FDA act accordingly. Briefing in the case was completed in March 2013. A hearing on our summary judgment motion was held in August 2013 and we are awaiting a decision.

  Zipsor® (Diclofenac Potassium) Liquid-Filled Capsules for Treatment of Mild to Moderate Acute Pain

        Zipsor is a non-steroidal anti-inflammatory drug (NSAID) indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne) for $25.9 million in cash and the assumption of certain product-related liabilities.

        We began promotion of Zipsor in July 2012. Our Zipsor product sales were $20.3 million for the year ended December 31, 2013 and $9.8 million for the year ended December 31, 2012.

  Lazanda® (Fentanyl) Nasal Spray for the Management of Breakthrough Pain in Cancer Patients, 18 Years of Age and Older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain

        Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age or older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda and certain related product inventory on July 29, 2013 from Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a Company registered under the laws of England and Wales (collectively, Archimedes) for $4 million in cash and the assumption of certain product-related liabilities.

        We began promotion of Lazanda in August 2013. Our Lazanda product sales were $1.2 million for the year ended December 31, 2013.

  CAMBIA® (Diclofenac Potassium for Oral Solution) for the Acute Treatment of Migraine Attacks in Adults 18 Years of Age or Older

        CAMBIA is a NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA and related product inventory on December 17, 2013 from Nautilus Neurosciences, Inc., a Delaware corporation (Nautilus), for $48.7 million and the assumption of certain product-related liabilities. We also assumed certain annual third party royalty obligations totaling not more than 11% of CAMBIA net sales.

        We began promotion of CAMBIA in late December 2013. Our CAMBIA product sales were $0.6 million for the year ended December 31, 2013, which includes approximately two weeks of sales.

License and Development Arrangements

  Janssen—NUCYNTA® ER

        In August 2012, we entered into a license agreement with Janssen that grants Janssen a non-exclusive license to certain patents and other intellectual property rights to our Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). We received a $10 million upfront license fee and receive low single digit royalties on net sales of NUCYNTA ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021.

  Mallinckrodt (Formerly Covidien)—Acetaminophen/Opiate Combination Products

        In November 2008, we entered into a license agreement related to two acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize our Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates, two of which Mallinckrodt has elected to develop.

        We have received $12.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5 million following the FDA's July 2013 acceptance for filing of the NDA for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. On March 12, 2014, the FDA approved XARTEMIS XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggers a $10.0 million milestone payment to us, which is payable within 30 days. We will receive high single digit royalties on net sales of XARTEMIS XR.

  Ironwood Pharmaceuticals, Inc.—IW-3718 for Refractory GERD

        In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for an IW-3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $2.4 million under the agreement, which include an upfront payment, reimbursement for initial product formulation work, and two milestone payments.

Licensing and Development Agreements Sold to PDL in October 2013

        In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The material agreements included in the sale are described below. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

  Santarus—Glumetza®

        Glumetza is a once-daily extended release metformin product approved in the United States for type 2 diabetes that we have licensed to Santarus. We developed the 500mg Glumetza and licensed it to Biovail Laboratories, Inc. (now Valeant Pharmaceuticals International, Inc.) (Valeant) in 2002. In December 2005, we reacquired the U.S. rights to Glumetza from Valeant, including an exclusive U.S. license to the 1000mg strength of Glumetza, which was developed by Valeant utilizing proprietary Valeant drug delivery technology. The FDA approved Glumetza for marketing in the United States in 2005, and we began selling the 500mg Glumetza in 2006. In December 2007, the FDA approved the currently marketed 1000mg Glumetza, and we began selling it in June 2008. In July 2008, we entered into a promotion agreement with Santarus, granting Santarus exclusive right to promote Glumetza in the United States. Santarus began promoting Glumetza in October 2008. In August 2011, we restructured our agreement with Santarus and entered into a commercialization agreement that superseded the July 2008 promotion agreement. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales.

        During 2011, we distributed and sold Glumetza for the first eight months of the year, recognized Glumetza product sales and paid Santarus a promotion fee equal to 75% of Glumetza gross margin. In the final four months of the year, Santarus was responsible for Glumetza distribution and sales, recognized Glumetza product sales and paid us a royalty on net sales. During the first 8 months of 2011, we recognized $40.7 million in product sales of Glumetza, $3.8 million in cost of sales of Glumetza, and $27.3 million in promotion fee expense to Santarus. We recognized $9.6 million in royalty revenue during the final four months of 2011 under the commercialization agreement. Royalty revenue from Santarus for the year ended December 31, 2013 was $42.1 million, which includes royalties we received for the nine months ended September 30, 2013, and does not include royalties we sold to PDL.

        Santarus pays royalties on Glumetza net product sales in the United States as follows: 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will thereafter equally share Glumetza proceeds based on a gross margin split.

  Merck—Janumet® XR

        We have received $12.5 million in upfront and milestone payments and we receive royalties on Merck's net sales of Janumet® XR in the United States and other licensed territories through the expiration of the licensed patents under a July 2009 license agreement with Merck. The non-exclusive license agreement grants Merck a license as well as other rights to certain of our patents directed to metformin extended release technology for Janumet XR, Merck's fixed-dose combination product for type 2 diabetes containing sitagliptin and extended release metformin that was approved by the FDA in February 2012. Merck began selling Janumet XR during the first quarter of 2012.

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

        We received a $10.0 million upfront license payment and, in March 2012, we received an additional $2.5 million milestone payment upon delivery of experimental batches of prototype formulations that met agreed-upon specifications. The agreement provides for additional milestone payments based on regulatory filings and approval events, as well as royalties on worldwide net sales of products.

PRODUCT CANDIDATE

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

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $8.1 million in 2013, $15.5 million in 2012 and $15.2 million in 2011. We expect research and development expense in 2014 to increase from 2013 levels, primarily as a result of pediatric studies relating to Zipsor and CAMBIA that we intend to undertake in 2014.

PATENTS AND PROPRIETARY RIGHTS

        The material issued United States patents we own or have licensed, and the products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
Gralise	7,438,927 (February 26, 2024)
7,731,989 (October 25, 2022)
8,192,756 (October 25, 2022)
8,252,332(October 25, 2022)
8,333,992 (October 25, 2022)
6,723,340 (October 25, 2021)
6,488,962 (June 20, 2020)
6,340,475 and 6,635,280 (September 19, 2016)
Zipsor	7,662,858 (February 24, 2029)
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
6,365,180 (July 15, 2019)
CAMBIA	7,759,394* and 8,097,651* (June 16, 2026)
6,974,595* and 7,482,377* (May 15, 2017)
Lazanda	8,216,604 (October 3, 2024)
6,432,440 (April 20, 2018)

*
Patent rights are exclusively in-licensed by Depomed.

        Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have 19 patent applications pending in the United States. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

        Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. If claims concerning any of our products were to arise and it is determined that these products infringe a third party's proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party's patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

        From time to time, we may become aware of activities by third parties that may infringe our patents. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights, such as litigation described in "Legal Proceedings". Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

MARKETING AND SALES

        We have developed capabilities in various aspects of our commercial organization through our commercialization of Gralise, Zipsor, CAMBIA and Lazanda, including sales, marketing, manufacturing, quality assurance, wholesale distribution, medical affairs, managed market contracting, government price reporting, compliance, maintenance of the product NDA and review and submission of promotional materials. Members of our commercial organization are also engaged in the commercial and marketing assessments of our other potential product candidates.

        Our sales organization includes 180 full-time sales representatives. Our sales force primarily calls on pain specialists, neurologists and primary care physicians throughout most of the United States. Our marketing organization is comprised of professionals who have developed a variety of marketing techniques and programs to promote our products, including promotional materials, speaker programs, industry publications, advertising and other media.

MANUFACTURING

        Our facility is used for office and research and development (R&D) purposes. No commercial manufacturing takes place at our facility. The R&D work includes preclinical development of pharmaceutical formulations, their characterization, and the development of pharmaceutical processes for external commercial manufacturing. The total laboratory area includes the following individual labs: Analytical Development Lab, Formulation Dry Lab, Process Lab and Quality Lab.

        We are responsible for the supply and distribution of our marketed products. For Gralise, we have entered into a manufacturing agreement with Patheon, as our sole commercial supplier. Accucaps Industries Limited (Accucaps) is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. DPT Lakewood, Inc. (DPT) is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our July 2013 acquisition of Lazanda. MiPharm, S.p.A. (MiPharm) is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our December 2013 acquisition of CAMBIA.

        We have two qualified suppliers for the active pharmaceutical ingredient in Gralise. We have a supply agreement with one of the suppliers, and obtain the active pharmaceutical ingredient from the other supplier on a purchase order basis only. We also obtain polyethylene oxide, one of the excipients common to Gralise and products under development by our partners, on a purchase order basis from Dow Chemical, our sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

        Applicable current Good Manufacturing Practices (cGMP) requirements and other rules and regulations prescribed by foreign regulatory authorities apply to the manufacture of our products, including products using the Acuform technology. We depend on the manufacturers of our products to comply with cGMP and applicable foreign standards. Any failure by a manufacturer to maintain cGMP or comply with applicable foreign standards could delay or prevent the initial or continued commercial sale of our products and the products being sold or developed by parties with whom we have license or development agreements.

COMPETITION

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

        Gralise for Postherpetic Neuralgia.    Gabapentin is currently marketed by Pfizer Inc. (Pfizer) as Neurontin and by several generic manufacturers for adjunctive therapy for epileptic seizures and for postherpetic pain. In addition, Pfizer's product Lyrica ® (pregabalin) has been approved for marketing in the United States and the European Union for the management of PHN, diabetic nerve pain, spinal cord injury nerve pain, fibromyalgia, and for therapy in partial onset seizures. Gralise competes against these products and other neuropathic pain treatments, such as anti-depressants, anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opioids.

        Zipsor for Mild to Moderate Pain.    Diclofenac, the active pharmaceutical ingredient in Zipsor, is a NSAID that is approved in the United States for the treatment of mild to moderate pain and inflammation, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the United States. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

        Lazanda for the Management of Breakthrough Pain in Cancer Patients.    Lazanda (fentanyl) nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age or older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients. Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc. (Insys), Fentora® and Actiq®, which are sold by Cephalon, Inc. (Cephalon), Abstral®, which is sold by Galena Biopharma, Inc. (Galena) and Onsolis®, which is sold by BioDelivery Sciences International, Inc. (BDSI). Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Par Pharmaceutical Companies, Inc. (Par) and Actavis, Inc. (Actavis).

        CAMBIA for the Acute Treatment of Migraine Attacks.    Diclofenac, the active pharmaceutical ingredient in CAMBIA, is a NSAID approved in the United States for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat migraine and certain other headaches. Currently, seven triptans are available and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan), as well as a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment of migraines which are now or may become competitive with CAMBIA.

        Drug Delivery Technologies.    Other companies that have oral drug delivery technologies competitive with the Acuform technology include Elan Corporation, Bristol-Myers Squibb, Teva Pharmaceutical Industries Ltd., Johnson & Johnson, SkyePharma plc, Valeant, Flamel Technologies S.A., Ranbaxy Laboratories, Ltd. and Intec Pharma, all of which develop oral tablet products designed to release the incorporated drugs over time. Each of these companies has patented technologies with attributes different from ours, and in some cases with different sites of delivery to the gastrointestinal tract.

GOVERNMENT REGULATION

  Product Development

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

        The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA's prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.

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

        The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to patients. The FDA may also require additional clinical trials after approvals, which are known as Phase 4 trials. We expect to conduct Phase 4 trials for Lazanda and CAMBIA during 2014.

        The results of preclinical and clinical testing are submitted to the FDA in the form of a NDA, for approval prior to commercialization. A NDA requires that our products are compliant with cGMP. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability. In responding to a NDA, the FDA may grant marketing approval, request additional information or deny the application. Failure to receive approval for any products using the Acuform technology would have a material adverse effect on us.

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

  Reimbursement

        Sales of pharmaceutical products in the United States depend in significant part on the extent of coverage and reimbursement from government programs, including Medicare and Medicaid, as well as other third party payers. Third party payers are undertaking efforts to control the cost of pharmaceutical products, including by implementing cost containment measures to control, restrict access to, or influence the purchase of drugs and other health care products and services.

        Government programs may regulate reimbursement, pricing, and coverage of products in order to control costs or to affect levels of use of certain products. Private health insurance plans may restrict coverage of some products, such as by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by employing utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment.

  Fraud and Abuse

        Pharmaceutical companies that participate in federal healthcare programs are subject to various U.S. federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback and false claims laws. Violations of U.S. federal and state fraud and abuse laws may be punishable by criminal or civil sanctions, including fines, civil monetary penalties and exclusion from federal healthcare programs (including Medicare and Medicaid).

        Federal statutes that apply to us include the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration in exchange for or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid, and the Federal False Claims Act (FCA), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment to the federal government any false, fraudulent or medically unnecessary claims for reimbursed drugs or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving inadequate care, kickbacks, improper promotion of off-label uses and misreporting of drug prices to federal agencies.

        Similar state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payers, including private insurers. These state laws may be broader in scope than their federal analogues, such as state false claims laws that apply where a claim is submitted to any third-party payer, regardless of whether the payer is a private health insurer or a government healthcare program, and state laws that require pharmaceutical companies to certify compliance with the pharmaceutical industry's voluntary compliance guidelines.

        Federal and state authorities have increased enforcement of fraud and abuse laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the law and bringing suits on behalf of the government under the FCA. These laws are broad in scope and there may not be regulations, guidance, or court decisions that definitively interpret these laws and apply them to particular industry practices. In addition, these laws and their interpretations are subject to change.

  Other U.S. Healthcare Laws

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that have or could potentially impact our business, including (a) an increase in the minimum Medicaid rebate to states participating in the Medicaid program on branded prescription drugs; (b) the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries; and (c) the expansion of the 340B Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children's hospitals, free standing cancer hospitals, critical access hospitals and rural referral centers.

        Additionally, the federal "sunshine" provisions, enacted in 2010 as part of ACA, require pharmaceutical manufacturers, among others, to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures and impose penalties for failures to disclose. Many of these laws and regulations contain ambiguous requirements. As a result of the ambiguity in certain of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

        Our operations and business are subject to a number of other laws and regulations, including those relating to the workplace, privacy, laboratory practices and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances as well as controlled substances. In addition, state laws may also govern the privacy and security of health information in some circumstances and may contain different or broader privacy protections than the federal provisions.

EMPLOYEES

        As of March 14, 2014, we had 308 full-time employees. At December 31, 2013, we had 291 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

If we do not successfully commercialize Gralise, Zipsor, Lazanda and CAMBIA, our business will suffer.

        In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor, and we began commercial promotion of Zipsor in late July 2012. In July 2013, we acquired and began commercial promotion of Lazanda. In December 2013, we acquired and began commercial promotion of CAMBIA. As a company, we have limited experience selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from Gralise, Zipsor, Lazanda and CAMBIA depend on a number of factors, including, but not limited to our ability to:

  •
  develop and execute our sales and marketing strategies for our products;

  •
  achieve market acceptance of our products;

  •
  obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

  •
  to maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets and other capabilities and infrastructure that are required to successfully commercialize our products;

  •
  to maintain intellectual property protection for our products; and

  •
  to comply with applicable regulatory requirements.

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues from Gralise, Zipsor, Lazanda and CAMBIA and our business will suffer.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will suffer.

        Under the Federal Food, Drug and Cosmetics Act (FDCA), the FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

        We are currently involved in patent infringement litigation against filers of three ANDAs to Gralise in connection with lawsuits consolidated in the United States District Court for the District of New Jersey, as described in greater detail under "LEGAL PROCEEDINGS" below. The lawsuits were filed in March 2012 and May 2012 against ANDA filers Actavis Elizabeth LLC (Actavis), Incepta Pharmaceuticals (Incepta), and Zydus Pharmaceuticals USA and Cadila Healthcare Limited (collectively, Zydus) for infringement of nine U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the "Orange Book") for Gralise. We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stays expire between July 2014 and October 2014. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

        On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25 mg (Banner ANDA Product). The letter states that the Banner ANDA Product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner's ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book. We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA Product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in December 2015.

        Any introduction of one or more products generic to Gralise, Zipsor, Lazanda or CAMBIA would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations and financial condition.

We may be unable to compete successfully in the pharmaceutical industry.

        Gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for PHN. Pfizer's basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for post herpetic pain, fibromyalgia, diabetic nerve pain, adjunctive therapy, epileptic seizures and nerve pain associated with spinal cord injury. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market Horizant™ (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

        Diclofenac, the active pharmaceutical ingredient in Zipsor, is a NSAID that is approved in the United States for the treatment of mild to moderate pain in adults, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

        An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the United States for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat migraine and certain other headaches. Currently, seven triptans are available and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan), as well as a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment of migraines which are now or may become competitive with CAMBIA.

        Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients. Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys, Fentora® and Actiq®, which are sold by Cephalon, Abstral®, which is sold by Galena and Onsolis®, which is sold by BDSI. Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Par and Actavis.

        Competition in the pharmaceutical industry is intense. We expect competition to increase. Competing products developed in the future may prove superior to our products. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do.

If we are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third-party payers, our business will suffer.

        Sales of our products will depend in part on the availability of acceptable pricing and adequate reimbursement from third-party payers such as:

  •
  government health administration authorities;

  •
  private health insurers;

  •
  health maintenance organizations;

  •
  managed care organizations;

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

        Federal and state governments in the United States continue to propose and pass new legislation, such as the ACA, that is designed to contain or reduce the cost of healthcare. Cost control initiatives could decrease the price that we receive for our products and any product that we may develop or acquire.

If we do not obtain Orphan Drug exclusivity for Gralise in PHN, our business could suffer.

        In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA's interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or the FDA's regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that the FDA act accordingly.

        If we do not secure Orphan Drug exclusivity in PHN for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

Health care reform could increase our expenses and adversely affect the commercial success of our products.

        The ACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately upon President Obama signing the law, and others of which will take effect over the next several years. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2013 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2014 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including the regulations that may be imposed in connection with the implementation of the ACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

Acquisition of new and complementary businesses, products and technologies is a key element of our corporate strategy. If we are unable to successfully identify and acquire such businesses, products or technologies, our business and prospects will be limited.

        Since June 2012, we have acquired Zipsor, Lazanda and CAMBIA. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. We cannot be certain that we will be able to successfully pursue and complete any further acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we may acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to enhance and broaden our product offerings, unable to effectively integrate any acquired businesses, products or technologies, or achieve the anticipated benefits of any acquired business, product or technology, our business and prospects will be limited. In addition, any amortization or charges resulting from the costs of such acquisitions will adversely affect our operating results.

If we engage in strategic transactions that fail to achieve the anticipated results and synergies, our business will suffer.

        We may seek to engage in strategic transactions with third parties, such as company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

Pharmaceutical marketing is subject to substantial regulation in the United States and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

        All marketing activities associated with Gralise, Zipsor, Lazanda and CAMBIA, as well as marketing activities related to any other products which we acquire or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that, apply to items and services reimbursed under Medicaid and other state programs, or, in some states, regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the "off-label" use of drugs.

        Companies may not promote drugs for "off-label" uses—that is, uses that are not described in the product's labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG), the FDA and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the OIG or the FDA takes the position that we are or may be out of compliance with the requirements and restrictions described above, and we are investigated for or found to have improperly promoted off-label uses, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged.

We depend on third parties that are single source suppliers to manufacture Gralise, Zipsor, Lazanda and CAMBIA. If these suppliers are unable to manufacture and supply Gralise, Zipsor, Lazanda or CAMBIA or our product candidates, our business will suffer.

        Patheon is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. DPT is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our July 2013 acquisition of Lazanda. MiPharm is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our December 2013 acquisition of CAMBIA. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise, Zipsor, Lazanda or CAMBIA, or active pharmaceutical ingredients, excipients or components from our suppliers could adversely affect our business, results of operations and financial condition.

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

        Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We hold issued United States patents and have patent applications pending in the United States. In addition, we are preparing patent applications relating to our expanding technology for filing in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

        Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party's proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party's patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

        From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents. We are also engaged in litigation against Gralise ANDA filers. In these or other litigation matters, our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

        We currently have collaboration or license arrangements with a number of companies, including Mallinckrodt, Janssen and Ironwood. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

        Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborators under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs.

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

        For example, the active ingredients in the products utilizing our Acuform delivery technology that are being developed pursuant to our collaboration with Mallinckrodt include acetaminophen in combination with opiates. In connection with concerns that consumers may inadvertently take more than the recommended daily dose of acetaminophen, potentially causing liver damage, an FDA advisory committee has recommended that prescription products containing acetaminophen in combination with prescription analgesics (including opiates) should include black box warnings and/or be removed from the market. The FDA is evaluating the recommendations and has indicated that such an evaluation will take some time. The FDA is not required to accept advisory committee recommendations.

Mallinckrodt's ability or willingness to develop and market the products subject to our collaboration may be adversely affected by actions of the FDA in response to the advisory committee recommendations.

        Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP) or Quality System Regulation (QSR). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, with respect to Lazanda, we and our partners are also subject to ongoing United States Drug Enforcement Agency (DEA) regulatory obligations, including annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

        The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA's prior approval of Neurontin (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.

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

        Our business involves exposure to potential product liability risks that are inherent in the development production and commercialization of pharmaceutical products. Side effects, manufacturing defects, misuse or abuse of our products could result in patient injury or death. For instance, Lazanda is a self-administered, opioid analgesic that contains fentanyl, a Schedule II "controlled substance" under the CSA. A patient's failure to follow instructions on the use and administration of Lazanda or the abuse of Lazanda could result in injury or death. In addition, patients using Lazanda have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

        We have obtained product liability insurance for clinical trials currently underway and forecasted 2014 sales of our products, but:

  •
  we may be unable to maintain product liability insurance on acceptable terms;

  •
  we may be unable to obtain product liability insurance for future trials;

  •
  we may be unable to obtain product liability insurance for future products;

  •
  we may be unable to secure increased coverage as the commercialization of our Acuform gastric retentive technology expands; or

  •
  our insurance may not provide adequate protection against potential liabilities.

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

        Lazanda is an opioid analgesic that contains fentanyl, a regulated "controlled substance" under the Controlled Substances Act of 1970 (CSA). The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Fentanyl is listed by the DEA as a Schedule II substance under the CSA. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

        The availability and production of all Schedule II substances, including fentanyl, in the United States is limited by the DEA through a quota system that includes a national aggregate quota and individual company quotas. The DEA annually establishes an aggregate quota for total fentanyl production in the United States based on the DEA's estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of fentanyl that the DEA allows to be produced in the United States annually is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to individual companies. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate fentanyl quota lower than the total amount requested by individual companies. Although through our manufacturing partner we are permitted to ask the DEA to increase the annual aggregate quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. If our allocated quota of fentanyl is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. In addition, any delay or refusal by the DEA in establishing the production or procurement quota or any reduction by the DEA in our allocated quota for fentanyl could adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) program may limit the commercial success of Lazanda.

        Lazanda is subject to a FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute Transmucosal Immediate Release Fentanyl (TIRF) medicines, including Lazanda, for outpatient use. Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the TIRF REMS program. As a result, there are relatively few prescribers and dispensers of TIRF products. If we are not able to successfully promote Lazanda to participants in the TIRF REMS program, our business, results of operations and financial condition could be adversely affected.

The development of drug candidates is inherently difficult and uncertain and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

        Clinical development is a long, expensive and uncertain process and is subject to delays and failures. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials, as was the case with the Phase 3 trial for Gralise for the management of PHN that we completed in 2007, and with the Phase 3 trials evaluating Sefelsa for menopausal hot flashes, the last of which we completed in October 2011. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

        We are unable to predict whether any of our product candidates or those of our collaborative partners will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. Also, DM-1992 uses the Acuform technology. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

        Even when or if our products obtain regulatory approval, successful commercialization requires:

  •
  market acceptance;

  •
  cost-effective commercial scale production; and

  •
  reimbursement under private or governmental health plans.

        Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products or those of our collaborative partners could adversely impact our financial position and liquidity.

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

        Our success is dependent in large part upon the continued services of our President and Chief Executive Officer, James A. Schoeneck, and other members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with Mr. Schoeneck or any of our other executive officers that provide for their continued employment with us. We may have difficulty filling open senior commercial, scientific and financial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

Our operating results may fluctuate and affect our stock price.

        The following factors will affect our operating results and may result in a material adverse effect on our stock price:

  •
  the degree of commercial success of Gralise, Zipsor, Lazanda and CAMBIA;

  •
  filings and other regulatory actions related to our product candidates and those of our collaborative partners;

  •
  the outcome of our patent infringement litigation against filers of ANDAs for Gralise and Zipsor;

  •
  the outcome of our patent infringement litigation against Purdue and Endo;

  •
  the outcome of our litigation against the FDA;

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

        As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the ones we experienced following the announcement of our Sefelsa Phase 3 trial results in October 2009 and October 2011 the announcement of the vote by the Reproductive Health Drugs Advisory Committee of the FDA against the approval of Sefelsa in March 2013 and the FDA's issuance of a CRL to the NDA for Sefelsa, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

We have incurred operating losses in the past and may incur operating losses in the future.

        To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the year ended December 31, 2013, we recognized net income of $43.3 million. For the year ended December 31, 2012, we incurred a net loss of $29.8 million. Collaborative milestones and settlement fees received from Abbott Products, Janssen and Merck resulted in our reaching profitability of $70.7 million and $3.9 million in 2011 and 2010, respectively. Although we have achieved profitability for certain prior periods, we may incur operating losses in 2014 and in future years. Any such losses may have an adverse impact on our total assets, shareholders' equity and working capital.

Our existing capital resources may not be sufficient to fund our future operations or product acquisitions and strategic transactions which we may pursue.

        We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions which we may pursue, we will have to raise additional funds through the sale of our equity securities, through debt financing or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions.

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

        We have adopted a shareholder rights plan, commonly known as a "poison pill." The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

If we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation and have our external auditors publicly attest to such evaluation. If material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time or if our external auditors cannot attest to our future evaluations, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

The value of our deferred tax assets could become impaired, which could adversely affect our operating results.

        As of December 31, 2013, we had approximately $103.2 million in net deferred tax assets. These deferred tax assets are principally comprised of a temporary difference related to the income tax recognition effect of the PDL transaction and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In April 2012, we entered into an office and laboratory lease agreement with BMR-Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The initial term of the lease is approximately ten years, and we relocated our corporate headquarters and research activities from premises located at 1330 and 1360 O'Brien Drive, Menlo Park, California, to this facility in December 2012. The lease for the Menlo Park facility expired on January 31, 2013. We will pay approximately $12.2 million in aggregate as rent over the term of the lease to the landlord. As part of the lease, BMR agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we are obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. The lease will expire on November 30, 2022. However, we have the right to renew the lease for one additional five year term, provided that written notice is made to BMR no later than 12 months prior to the lease expiration. We will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay BMR the unamortized portion of the tenant improvement allowance, specified additional allowances, waived base rent and leasing commissions, in each case amortized at 8% interest.

        The property subject to the office and laboratory lease is the only property utilized by us. We believe our office and laboratory space is adequate to meet our current and future needs.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. Gralise ANDA Filers

        Between March 2012 and May 2012, we filed lawsuits in the United States District Court for the District of New Jersey in response to six ANDAs filed by companies seeking to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of our patents listed in the Orange Book for Gralise. The lawsuits have been consolidated for purposes of all pretrial proceedings. Our lawsuits against two of the six Gralise ANDA filers, Impax Laboratories and Watson Laboratories, have been dismissed as a result of the withdrawal of the ANDAs from consideration by the FDA. Our lawsuit against a third ANDA filer, Par Pharmaceuticals Inc., has been dismissed because the ANDA filer no longer seeks approval of its Gralise ANDA prior to the expiration of our Gralise Orange Book-listed patents. As of March 14, 2014, the defendants in the consolidated lawsuit include: Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis); Incepta Pharmaceuticals and Abon Pharmaceuticals LLC (collectively Incepta); and Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively, Zydus). The patents asserted in the lawsuits include U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; 6,723,340; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992. The asserted patents expire between September 2016 and February 2024, as set forth above under "PATENTS AND PROPRIETARY RIGHTS".

        We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 (against Actavis), August 2014 (against Incepta) and October 2014 (against Zydus).

        Fact discovery closed in August 2013. The court issued a Markman claim construction ruling on January 28, 2014. Expert discovery is ongoing and a trial date has been scheduled for May 2014.

Depomed v. FDA

        In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA's interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or the FDA's regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that the FDA act accordingly. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion was held in August 2013, and we are awaiting a decision.

Depomed v. Purdue

        In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue for patent infringement arising from Purdue's commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the United States. The patents we asserted in the lawsuit include U.S. Patent Nos. 6,340,475 and 6,635,280, both of which expire in September 2016. Fact discovery in the case is ongoing and no trial date has been set.

Depomed v. Endo Pharmaceuticals

        In April 2013, we filed a complaint in the United States District Court for the District of New Jersey against Endo , a wholly-owned subsidiary of Endo Health Solutions Inc., for infringement of U.S. Patent Nos. 6,340,475; 6,635,280; and 6,723,340 arising from Endo's commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States. Fact discovery in the case is ongoing and no trial date has been set.

Depomed v. Banner Pharmacaps

        On June 28, 2013, we received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518; and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg. The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner's ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book. U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029. The Zipsor Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (Watson) exclusive rights to Banner's proposed generic Zipsor product.

        On July 26, 2013, we filed a lawsuit in the United States District Court for District of New Jersey against Banner and Watson for infringement of the patents identified above. The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner's ANDA for Zipsor for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015. Fact discovery in the case is ongoing and no trial date has been set.

General

        We cannot reasonably predict the outcome of the legal proceedings described above, nor can we estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings. As such, we are not currently able to estimate the impact of the above litigation on our financial position or results of operations.

        We may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, we are not currently involved in any matters that we believe may have a material adverse effect on our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO". The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2012 to December 31, 2013.

	High	Low
2013
First Quarter	$7.15	$5.12
Second Quarter	$6.19	$4.99
Third Quarter	$7.75	$5.63
Fourth Quarter	$10.77	$6.95
2012
First Quarter	$7.06	$5.30
Second Quarter	$6.48	$4.99
Third Quarter	$5.91	$4.97
Fourth Quarter	$6.45	$5.41

        On March 14, 2014, the closing price of our common stock was $14.65. As of March 14, 2014, there were approximately 25 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2013.

Unregistered Sales of Securities

        During the fiscal years ended December 31, 2013, 2012, and 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

        The information under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 20, 2014, to be filed with the SEC, is incorporated herein by reference.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
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

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
Consolidated Statement of Operations Data (in thousands):
Revenues:
Product sales	$58,302	$27,483	$41,178	$45,637	$35,094
Royalties	45,003	44,535	9,997	306	1,533
License and other revenue	12,796	18,798	81,798	34,821	21,101
Non-cash royalty revenue related to sale of future royalties to PDL	18,104	—	—	—	—

Total revenues	134,205	90,816	132,973	80,764	57,728

Total costs and expenses	124,888	121,169	102,275	77,139	79,800
Gain on termination of Abbott agreement	—	—	40,000	—	—
Income (loss) from operations	9,317	(30,353)	70,698	3,625	(22,072)
Net income (loss) before income taxes	4,580	(29,872)	71,122	3,892	(22,023)
Benefit from (provision for) income taxes	38,733	91	(396)	4	15
Net income (loss)	$43,313	$(29,781)	$70,726	$3,896	$(22,008)
Basic net income (loss) per share	$0.76	$(0.53)	$1.30	$0.07	$(0.43)
Diluted net income (loss) per share	$0.75	$(0.53)	$1.26	$0.07	$(0.43)
Shares used in computing basic net income (loss) per share	56,736,009	55,892,563	54,562,820	52,533,256	51,519,912
Shares used in computing diluted net income (loss) per share	57,543,979	55,892,563	56,089,796	53,463,749	51,519,912

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$276,017	$77,892	$139,793	$76,888	$81,759
Total assets	508,653	141,653	164,372	87,031	91,581
Deferred revenue, non-current portion	12,475	15,516	17,932	30,926	41,306
Liability related to the sale of future royalties, less current portion	177,624	—	—	—	—
Long-term debt, non-current portion	—	—	—	—	2,170
Other long-term liabilities	13,017	5,520	—	15	177
Accumulated deficit	(84,048)	(127,361)	(97,580)	(168,306)	(172,202)
Total shareholders' equity	137,416	83,936	105,918	23,106	15,726

(1)
Total revenues, income from operations, net income before income taxes, net income and net income per share in 2011 include a one-time $48.0 million milestone received from Abbott Laboratories for the FDA approval of Gralise.

Income from operations, net income before income taxes, net income and net income per share in 2011 include a $40.0 million gain on termination of our agreement with Abbott related to Gralise.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013, and CAMBIA® (diclofenac potassium for oral solution), our non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

        We also have a portfolio of royalty and milestone producing assets based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Pharmaceuticals (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc.

        On October 18, 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (collectively, Janssen) with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant) for sales of extended-release metformin in Korea and Canada, respectively.

        As of December 31, 2013, we have one product candidate under clinical development, DM-1992 for Parkinson's disease. DM-1992 completed a Phase 2 trial for Parkinson's disease, and we announced a summary of the results of that trial in November 2012. We continue to evaluate partnering opportunities for DM-1992 and monitor competitive developments.

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

  Product Sales

        We sell our commercial products to wholesale distributors and retail pharmacies. Products sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer.

  Product Sales Allowances

        We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

  •
  Product Returns—We allow customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. We estimate product returns on Gralise, Zipsor, CAMBIA and Lazanda. We also estimate returns on sales of Glumetza made by us through August 2011, as we are financially responsible for return credits on Glumetza product we shipped as part of the our commercialization with Santarus in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, we also assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. Under the terms of the CAMBIA Asset Purchase Agreement, we also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. We did not assume financial responsibility for returns of Lazanda product previously sold by Archimedes. See Note 15 of the Notes to Financial Information for further information on the acquisition of Zipsor, CAMBIA and Lazanda.

    The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Lazanda is 24 to 36 months from the manufacture date. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. We monitor actual return history on an individual product lot basis since product launch, which provides us with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products.

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

  •
  Prompt Pay Discounts—We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience, we expect our customers to comply with the payment terms to earn the cash discount.

  •
  Patient Discount Programs—We offer patient discount co-pay assistance programs in which patients receive certain discounts off their prescription at participating retail pharmacies. The discounts are reimbursed by us approximately one month after the prescriptions subject to the discount are filled.

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

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs, launch discounts, managed care rebates and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

        Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations of financial position.

        A rollforward of our product sales allowances for the three years ended December, 31, 2013 is as follows:

(in thousands)	Contract Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2010	2,626	5,354	112	8,092
Revenue Allowances:
Provision related to current period sales(2)	5,654	6,377	1,077	13,108
Provision related to sales made in prior years	—	(148)	—	(148)
Recorded to balance sheet(2)	392	—	124	516
Payments and credits related to sales made in current period	(3,421)	—	(1,110)	(4,531)
Payments and credits related to sales made in prior periods	(2,625)	(1,741)	(113)	(4,479)

Balance at December 31, 2011	$2,626	$9,842	$90	$12,558
Revenue Allowances:
Acquisition of Zipsor	—	1,812	—	1,812
Provision related to current period sales(2)	7,624	3,506	784	11,914
Provision related to sales made in prior years	—	(853)	—	(853)
Recorded to balance sheet(2)	(464)	—	(147)	(611)
Payments and credits related to sales made in current period	(2,910)	—	(558)	(3,468)
Payments and credits related to sales made in prior periods	(2,626)	(3,476)	(91)	(6,193)

Balance at December 31, 2012	$4,250	$10,831	$78	$15,159
Revenue Allowances:
Acquisition of CAMBIA	—	930	—	930
Provision related to current period sales(2)	20,419	5,709	1,719	27,847
Provision related to sales made in prior years	—	(34)	—	(34)
Payments and credits related to sales made in current period	(12,132)	—	(1,484)	(13,616)
Payments and credits related to sales made in prior periods	(4,250)	(6,227)	(79)	(10,556)

Balance at December 31, 2013	$8,287	$11,209	$234	$19,730

(1)
Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates and government chargebacks and rebates.

(2)
Beginning in the fourth quarter of 2012, we began recognizing Gralise product sales at the time title transfers to our customer, and began providing for an estimate of future product returns at that time. In June 2012, we acquired Zipsor and assumed financial responsibility on returns of Zipsor previously sold by Xanodyne. In December 2013, we acquired CAMBIA and assumed financial responsibility on returns of CAMBIA previously sold by Nautilus.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

        In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. We continue to have significant continuing involvement in the PDL transaction primarily due to our obligation to act as the intermediary for the supply of 1,000 mg Glumetza to Santarus, the licensee of Glumetza. Under the relevant accounting guidance, because of our significant continuing involvement, the $240.5 million payment received from PDL has been accounted for as debt that will be amortized using the interest method over the life of the arrangement. In order to determine the amortization of this debt, we are required to estimate the total amount of future royalty payments to be received by PDL and payments we are required to make to PDL, if any, over the life of the agreement. The sum of these amounts less the $240.5 million proceeds we receive will be recorded as interest expense over the life of the royalty obligation. Consequently, we impute interest on the transaction and record interest expense using an estimated interest rate to reflect an arms-length debt transaction. Our estimate of the interest rate under the agreement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%. We will periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the debt and the interest rate. If we had determined that the interest rate used in 2013 should have been one percentage point higher than our current estimate, the non-cash interest expense recognized in the year ended December 31, 2013 would have increased by $0.4 million.

        We will record non-cash royalty revenues and non-cash interest expense within our consolidated statement of operations over the term of the PDL agreement.

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

Stock-Based Compensation

        We estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award.

        Risk-Free Interest Rate.    The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

        Expected Volatility.    The volatility assumption is based on the historical volatility of our common stock over the expected term of the options.

        Expected Life of Options.    We use historical option exercise data to estimate the expected life of the options.

        Expected Dividend Yield.    We have never paid any dividends and do not intend to in the near future.

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

        Restricted stock units (RSUs) are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

        We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill or bargain purchase, as applicable.

        Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the assessment of each asset's life cycle, the impact of competitive trends on each asset's life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

        We determined the acquisition date fair value of the contingent consideration obligation with respect to the CAMBIA, Zipsor and Lazanda acquisitions based on an income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, we will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

Intangible Assets

        Intangible assets consist of purchased developed technology and trademarks. We determine the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

        Our intangible assets relate to CAMBIA, Zipsor and Lazanda product rights of $51.4 million, $27.3 million and $10.5 million, respectively, and have been recorded as intangible assets on the accompanying balance sheet, and are being amortized ratably over the estimated useful life of the asset through December 2023, July 2019 and August 2022, respectively. As of December 31, 2013 the carrying values of the intangible assets for CAMBIA, Zipsor and Lazanda, were $51.1 million, $21.4 million and $10 million, respectively.

Income Tax Provision (Benefit)

        During 2013, we recognized an income tax benefit of approximately $38.7 million which resulted primarily from our reversal of a valuation allowance on all of our U.S. federal deferred tax assets and most of our state deferred tax assets as more fully described in Note 14 to our Financial Statements. Our 2013 effective tax rate from continuing operations was (846)%. The tax benefit represents a reversal of a valuation allowance on a significant portion of our U.S. federal and state deferred assets resulting in a deferred tax benefit of $103.2 million, offset by a current income tax provision of $64.4 million. The net income tax benefit of $38.7 million was primarily attributable to the release of a valuation allowance against a significant portion of our U.S. federal and state deferred tax assets. Management determined that it was more likely than not that these deferred tax assets would be recoverable and the related valuation allowance was no longer needed based on an assessment of the relative impact of all positive and negative evidence that existed at December 31, 2013, including an evaluation of whether there was cumulative income in recent years, future sources of taxable income including the impact of the PDL transaction, significant risks, uncertainties related to our business and the impact of the PDL transaction.

        Our tax benefit for the year ended December 31, 2012 was due to Federal and state refundable credits offset by foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea. During 2011, we recognized an income tax expense of $0.4 million which was due to state taxes and foreign taxes withheld on royalty revenue related to our agreement with LG by the Republic of Korea, offset by federal and state refundable credits.

RESULTS OF OPERATIONS

        Our results of operations in 2013 differ significantly from our reported results for 2012 and 2011. For example, in 2011 we recognized $48.0 million in milestone revenue and a $40.0 million gain on settlement with regard to termination of our agreement with Abbott relating to Gralise. These were one-time payments and did not recur in 2012 or 2013. In 2011, we reflect eight months of Glumetza product revenue, cost of sales and corresponding promotion expense to Santarus and four months of Glumetza royalty revenue from Santarus. As a result of the restructuring of our agreement with Santarus in August 2011, we recognized royalty revenue from Santarus in 2012 and 2013 but no product revenue or promotion expense for Glumetza. In October 2013, we sold our interests in royalties and milestone payments related to certain license agreements in the Type 2 diabetes area to PDL for $240.5 million. In 2013, we reflect nine months of royalty revenue for Glumetza and Janumet XR and three months of non-cash royalty revenue related to the sale of future royalties to PDL. In 2013, we also recognized $4.5 million in non-cash interest expense associated with the PDL transaction.

        We launched and began selling Gralise in October 2011. Accordingly, Gralise product sales and selling, general and administrative expense are substantially higher in 2012 and 2013 than in 2011.

        In addition, we acquired Zipsor in June 2012, Lazanda in June 2013 and CAMBIA in December 2013. Zipsor revenue and expense is reflected in our results of operations for an entire year in 2013 but only in the second half of 2012. Lazanda revenue and expense is reflected in our results of operations for the second half of 2013. CAMBIA was acquired in late December 2013, and revenue and expense is reflected in our results of operations for that period.

Revenues

        Total revenues are summarized in the following table (in thousands):

	2013	2012	2011
Product sales:
Gralise	$36,188	$17,288	$508
Zipsor	20,341	9,835	—
Cambia	555	—	—
Lazanda	1,218	—	—
Glumetza	—	—	40,657
Proquin XR	—	360	13

Total product sales	58,302	27,483	41,178
Royalties:
Glumetza US	42,060	42,792	9,600
Others	2,943	1,743	397

Total royalty revenue	45,003	44,535	9,997
Non-cash royalty revenue related to sale of future royalties to PDL	$18,104	$—	$—
License and Other revenue:
Gralise	$—	$—	$60,592
Glumetza	3,041	4,926	6,609
Boehringer Ingelheim	—	2,617	10,889
Mallinckrodt	5,000	—	500
Janssen	3,554	10,005	2,250
Other	1,201	1,250	958

Total license and other revenue:	12,796	18,798	81,798

Total revenues	$134,205	$90,816	$132,973

Product sales

        Gralise.    In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. Until the fourth quarter of 2012, we deferred recognition of revenue on product shipments of Gralise until the right of return no longer existed, which occurred at the earlier of (a) the time Gralise units were dispensed through patient prescriptions or (b) expiration of the right of return. In the fourth quarter of 2012, we changed our revenue recognition policy for Gralise and began recognizing revenue upon delivery to our customers. The increase in Gralise product sales in 2013 is primarily a result of higher prescription demand and, to a lesser extent, price increases. We expect Gralise product sales and prescriptions to increase in 2014.

        Zipsor.    We acquired Zipsor and began recognizing sales on Zipsor at the end of June 2012. The increase in Zipsor product sales for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily the result of a full year of sales in 2013 and a price increase effective April 2013. We expect Zipsor product sales to increase in 2014.

        Lazanda.    We began shipping and recognizing product sales on Lazanda in August 2013. We expect Lazanda product sales and prescriptions to increase in 2014.

        CAMBIA.    We began shipping and recognizing product sales on CAMBIA in December 2013. We expect CAMBIA product sales and prescriptions to increase in 2014.

        Glumetza.    In August 2011, we restructured our agreement with Santarus and entered into a commercialization agreement that superseded the July 2008 promotion agreement. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We ceased shipments of Glumetza in August 2011, and Santarus began selling Glumetza in September 2011. We did not recognize any Glumetza product sales in subsequent periods.

Royalties

        Santarus.    Santarus royalties relate to royalties we received from Santarus based on net sales of Glumetza in the United States. Royalty revenue from Santarus for the year ended December 31, 2013 was $42.1 million which represents a 32.0% royalty on net sales of Glumetza for the nine months ended September 30, 2013. Royalty revenue from Santarus for the year ended December 31, 2012 was $42.8 million which represents a 29.5% royalty on net sales of Glumetza. In October 2013, we sold our interest in the Glumetza royalties to PDL, as discussed below.

        Other Royalties.    In January 2012, Merck received FDA approval to market Janumet XR in the United States, and Merck began selling Janumet XR during the first quarter of 2012. We received very low single digit royalties on net product sales of Janumet XR. As such, we began recognizing royalty revenue in the first quarter of 2012. Other royalties also include royalties we received from Valeant on net sales of Glumetza in Canada and from LG Life Sciences on net sales of LG's version of Glumetza, Novamet GR, in Korea. In October 2013, we sold our interest in Janumet XR, Valeant and LG Life Sciences royalties to PDL as discussed below. In August 2012, we entered into a license agreement with Janssen relating to NUCYNTA ER and currently receive a low single digit royalty on net sales of NUCYNTA ER, which began in the third quarter of 2012.

        Non-Cash Royalty Revenue Related to the Sale of Future Royalties to PDL.    In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. This transaction was accounted for as debt that will be amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, we will continue to record revenue related to these royalties and milestones until the amount of the associated debt and related interest is fully amortized.

License and other revenue

        Gralise.    In January 2011, Abbott Products received FDA approval of Gralise for the management of PHN, which triggered a $48.0 million development milestone from Abbott Products to us, which we received in February 2011. Because the milestone both was substantive in nature and based on past performance, and was achieved, the entire $48.0 million was recognized as license revenue in the first quarter of 2011.

        Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay Pharmaceuticals, Inc. (subsequently acquired by Abbott) paid us a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time our development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, we no longer have continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue.

        Glumetza.    Glumetza license revenue for 2013, 2012 and 2011 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Santarus in July 2008.

        We are recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as the sole supplier of the 1000mg Glumetza.

        Pursuant to the promotion agreement originally entered into in July 2008, Santarus paid us a $12.0 million upfront fee. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of our manufacturing obligations to February 2016, which is now the estimated length of time we expect our obligations will completed under the commercialization agreement.

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

        We recognized approximately $1.4 million, $3.3 million and $2.0 million of revenue associated with this upfront license fee during 2013, 2012 and 2011, respectively. The remaining deferred revenue balance is $3.0 million at December 31, 2013, and we anticipate that we will recognize this entire amount as revenue ratably until February 2016.

        Mallinckrodt (formerly Covidien).    In November 2008, we entered into a license agreement with Mallinckrodt granting Mallinckrodt worldwide rights to utilize our Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Mallinckrodt paid us a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by us under the agreement. The entire $5.5 million was initially accounted for as a single unit of accounting and was amortized ratably through November 2011, which was initially the estimated length of time we were obligated to perform formulation work under the agreement.

        In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), which is formulated with our Acuform drug delivery technology. The NDA acceptance triggered a $5 million milestone payment to us which we received and recognized as revenue in the third quarter of 2013. As the non-refundable milestone was both substantive in nature and related to past performance, and achievement was not reasonably assured at the inception of the agreement, the milestone was recognized as revenue in its entirety upon achievement.

        On March 12, 2014, the FDA approved Mallinckrodt's NDA for XARTEMIS XR. The approval of the NDA triggers a $10.0 million milestone payment to us under our license agreement with Mallinckrodt, which is payable within 30 days. We will recognize the entire milestone payment in the first quarter of 2014. We will also receive high single digit royalties on net sales of XARTEMIS XR.

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

        Under the terms of the agreement, we received an additional nonrefundable $2.5 million payment in March 2012 upon delivery of experimental batches of prototype formulations that meet required specifications. As the milestone event was both substantive in nature and related to past performance, and achievement was not reasonably assured at the inception of the agreement, we recognized the entire amount of this payment as revenue during the first quarter of 2012.

        We also provided certain initial formulation work associated with the fixed dose combination products. Work performed by us under the service agreement was reimbursed by Boehringer Ingelheim on an agreed-upon FTE rate per hour plus out-of-pocket expenses. We have completed all formulation work required under the agreement. In October 2013, we sold our interest in milestones and royalties pursuant to this agreement to PDL.

        Janssen.    We have received $10 million in upfront and milestone payments, and are eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between us and Janssen related to fixed dose combinations of extended release metformin and Janssen's type 2 diabetes product candidate canagliflozin. We also entered into a service agreement with Janssen under which we provided formulation work associated with the products. The formulation work under the agreement was completed in March 2011.

        Under the agreement, we granted Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. We also granted Janssen a right to reference the Glumetza NDA in Janssen's regulatory filings covering the products. In August 2010, Janssen paid us a $5.0 million upfront license fee. In September 2010, we achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 milestone payment that we received in October 2010. In February and December 2013, we completed two projects for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013 and $1.4 million in revenue during the fourth quarter of 2013.In October 2013, we sold our interest in milestones and royalties pursuant to this agreement to PDL.

        In August 2012, we entered into a license agreement with Janssen that grants Janssen a non-exclusive license to certain patents and other intellectual property rights to our Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). We received a $10 million upfront license fee and receive low single digit royalties on net sales of NUCYNTA ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021.

        Ironwood Pharmaceuticals, Inc.    In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to our Acuform drug delivery technology for an Ironwood early stage development program addressing refractory GERD. In connection with the research collaboration and license agreement, we received an upfront payment of $0.9 million which was amortized ratably through June 2012, which was the estimated length of time we were obligated to perform formulation work under the agreement. We recognized $0.5 million and $0.4 million of revenue associated with this upfront license fee in 2012 and 2011.

        In March 2012, we achieved a milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications. The associated $1.0 million milestone payment is nonrefundable and was received in May 2012. As the nonrefundable milestone was both substantive in nature and related to past performance, achievement of the milestone was not reasonably assured at the inception of the agreement and the collectability of the milestone was reasonably assured, we recognized the $1.0 million as revenue during 2012.

        In December 2013, we achieved another milestone under the agreement with respect to the acceptance of experimental batches of prototype formulations that meet required specifications. The associated $0.5 million milestone payment is nonrefundable, which we expect to receive in 2014. As the nonrefundable milestone was both substantive in nature and related to past performance, achievement was not reasonably assured at the inception of the agreement and the collectability of the milestone was reasonably assured, we recognized the $0.5 million as revenue during 2013.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Cost of sales	$7,091	$6,039	$5,544

        We expect cost of sales to increase in 2014 as we expect product sales to increase from current levels.

        We began selling CAMBIA in December 2013. The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA was in $0.2 million in 2013. We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda was $0.1 million in 2013. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, of which $0.7 million was amortized to cost of sales in 2013 and $1.2 million was amortized to cost of sales in 2012.

        Cost of sales for 2012 includes a $0.7 million charge related to slow-moving Gralise starter pack inventory that is not expected to be sold prior to expiry. Cost of sales increased in 2013 as compared to 2012 as a result of increased product sales. Cost of sales increased in 2012 as compared to 2011 as a result of a full year of Gralise sales in 2012 and commencement of Zipsor sales after the acquisition of Zipsor in June 2012.

Research and Development Expense

        Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidate in research and development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA's requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Research and development expense	$8,073	$15,462	$15,187
Dollar change from prior year	(7,389)	275
Percentage change from prior year	-47.8%	1.8%

        We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with our research and development activities including product formulation, label expansion and other similar activities.

(In thousands)	2013	2012	2011
Sefelsa	$1,989	$9,189	$8,064
DM-1992	319	1,873	1,668
Other projects	5,765	4,400	5,455

Total research and development expense	$8,073	$15,462	$15,187

        The decrease in research and development expense in 2013 as compared to 2012 was primarily due to reduced costs related to Sefelsa and the Phase 2 clinical trial for our DM-1992 program, which was completed in 2012. We expect research and development expense in 2014 to increase from 2013 levels, primarily as a result of pediatric studies relating to Zipsor and CAMBIA that we intend to undertake in 2014.

        The slight increase in research and development expense for 2012, as compared to 2011, was primarily due to increased costs related to Sefelsa and the Phase 2 clinical trial for DM-1992 offset by reduced costs related to other research and development projects. We incurred a filing fee of $1.8 million and a $0.6 million milestone payment to PharmaNova, under our sublicense agreement for Sefelsa, on submission of a New Drug Application filing to the FDA. These amounts were recorded as research and development expenses in 2012.

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense were as follows (in thousands):

	2013	2012	2011
Selling, general and administrative expense:
Promotion fee expense	$—	$—	$27,339
Other selling, general and administrative expense	105,176	97,646	54,205

Total selling, general and administrative expense	$105,176	$97,646	$81,544

Dollar change from prior year	7,530	16,102
Percentage change from prior year	7.7%	19.7%

        The increase in selling, general and administrative expense in 2013 as compared to 2012 was primarily due to the build out of our commercial infrastructure related to Gralise and sales and marketing expense related to Zipsor and Lazanda, which we acquired in June 2012 and July 2013 respectively. However, we expect selling, general and administrative expense to increase in 2014 as a result of a full year of commercial expenses for CAMBIA and Lazanda.

        The increase in selling, general and administrative expense in 2012 as compared to 2011 was primarily due to (a) a full year of sales and marketing costs related to the launch of Gralise, including marketing activities, costs associated with our contract sales organization and conversion of those sales representatives to our full-time employees, and (b) marketing costs associated with the re-launch of Zipsor following our acquisition of the product in June 2012. 2011 represented only a partial year of sales and marketing costs associated with Gralise as we initiated commercial sales of Gralise in October 2011.

Amortization of Intangible Assets

(In thousands)	2013	2012	2011
Amortization of intangible assets—Zipsor	$3,853	$2,022	$—
Amortization of intangible assets—Lazanda	484	—	—
Amortization of intangible assets—CAMBIA	218	—	—

	$4,555	$2,022	$—

        The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for 2013 was approximately $3.9 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.9 million.

        The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date we acquired Lazanda. Total amortization expense for 2013 was approximately $0.5 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $1.2 million.

        The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date we acquired CAMBIA. Total amortization expense for 2013 was approximately $0.2 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $5.1 million.

Gain on Settlement with Abbott Products

        In March 2011, we entered into a settlement agreement with Abbott Products which provided for (i) the immediate termination of the parties' license agreement, (ii) the transition of Gralise back to us and (iii) a $40.0 million payment from Abbott to us made in March 2011. The $40.0 million payment was recognized as a gain within operating income in the first quarter of 2011.

Interest Income and Expense

(In thousands)	2013	2012	2011
Interest and other income	$662	$520	$557
Non-cash interest expense on liability related to sale of future royalties	(4,488)	—	—
Interest expense	(911)	(39)	(133)

Net interest income (expense)	$(4,737)	$481	$424

        Interest and other income for 2013 includes $0.5 million in respect of the gain from a bargain purchase relating to the CAMBIA acquisition and interest income received from investment balances held in 2013. Interest and other income for 2012 includes $0.1 million in respect of the gain from a bargain purchase relating to the Zipsor acquisition. The interest income earned in 2012 and 2011 was higher than that earned in 2013 given the higher investment balances in those respective years.

        The increase in non-cash interest expense on liability related to sale of future royalties for the year ended December 31, 2013 compared to the year ended December 31, 2012 is attributable to the royalty sale transaction that we completed in 2013. On October 18, 2013, we sold all of our interests in royalty and milestone payments to PDL for $240.5 million. As described above, this transaction has been recorded as debt under the applicable accounting guidance. We impute interest on the transaction and record interest expense using an estimated interest rate to reflect an arms-length debt transaction. Our estimate of the interest rate under the agreement is based on the amount of royalty and milestone payments to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

        Interest expense includes the change in the fair value of the contingent liability relating to both the Zipsor and Lazanda acquisitions.

Income Tax Provision (Benefit)

        During 2013, we recognized an income tax benefit of approximately $38.7 million which resulted primarily from our reversal of a valuation allowance on all of our U.S. federal deferred tax assets and most of our state deferred tax assets as more fully described in Note 14. Our 2013 effective tax rate from continuing operations was (846)%. The tax benefit represents a reversal of a valuation allowance on a significant portion of our U.S. federal and state deferred assets included a deferred tax benefit of $103.2 million, offset by a current income tax provision of $64.4 million. The income tax benefit of

$38.7 million was primarily attributable to the release of a valuation allowance against a significant portion of our U.S. federal and state deferred tax assets. Management determined that it was more likely than not that these deferred tax assets would be recoverable and the related valuation allowance was no longer needed based on an assessment of the relative impact of all positive and negative evidence that existed at December 31, 2013, including an evaluation of whether there was cumulative income in recent years, future sources of taxable income including the impact of the PDL transaction, significant risks, uncertainties related to our business, and the impact of the PDL transaction.

        Our tax benefits for the years ended December 31, 2012 was due to Federal and state refundable credits offset by foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea. During 2011, we recognized an income tax expense of $0.4 million which was due to state taxes and foreign taxes withheld on royalty revenue related to our agreement with LG by the Republic of Korea, offset by federal and state refundable credits.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(In thousands)	2013	2012
Cash, cash equivalents and marketable securities	$276,017	$77,892

        The increase in cash, cash equivalents and marketable securities during 2013 is primarily attributable to the sale of our interests in royalty and milestone payments to PDL for $240.5 million, partially offset by the $48.7 million that we paid for the CAMBIA acquisition in December 2013.

        Since inception through December 31, 2013, we have financed our operations and product development efforts primarily from private and public sales of equity securities; the sale of future royalty and milestone interests, upfront license, milestone and termination fees from collaborative and license partners; and product sales.

        As of December 31, 2013, we have accumulated net losses of $84.0 million. We may incur operating losses in future years. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next two years. We base this expectation on our current operating plan, which may change as a result of many factors.

        Our cash needs may also vary materially from our current expectations because of numerous factors, including:

  •
  sales of our marketed products;

  •
  expenditures related to our commercialization of Gralise, Zipsor, CAMBIA and Lazanda;

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

        We will need substantial funds to commercialize any products we market and acquire or license complementary businesses or products.

        We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions which we may pursue, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders' equity positions.

        The inability to raise any additional capital required to fund our operations could have a material adverse effect on our company.

        The following table summarizes our cash flow activities (in thousands):

	As of December 31,
(In thousands)	2013	2012	2011
Cash provided by (used in) operating activities	$9,754	$(30,985)	$57,651
Cash (used in) provided by investing activities	(38,036)	33,332	(62,188)
Cash provided by (used in) financing activities	243,880	2,686	6,054

Cash Flows from Operating Activities

        Cash provided by operating activities during 2013 was approximately $9.8 million, compared to cash used in operating activities of $31.0 million during 2012. The difference was primarily due to net income/loss for each respective period adjusted for movements in working capital, stock-based compensation, depreciation expense and income tax benefit. Cash used in operating activities during 2012 was approximately $31.0 million, compared to cash provided by operating activities of approximately $57.7 million during 2011. Cash used in operating activities during 2012 was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense. Cash provided by operating activities during 2011 was primarily a result of the $48.0 million milestone payment and $40.0 million termination fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Investing Activities

        Net cash used in investing activities during 2013 was approximately $38.0 million, which was primarily due to cash used in the Lazanda and CAMBIA acquisitions offset by higher proceeds from maturities of marketable securities relative to purchases of marketable securities. Net cash provided by investing activities during 2012 was approximately $33.3 million and consisted of sales and maturities of marketable securities offset by purchases of marketable securities and approximately $26.4 million in cash paid for the acquisition of Zipsor in June 2012. Net cash used in investing activities during 2011 was approximately $62.2 million and consisted primarily of a net increase in marketable securities resulting from a partial investment of the milestone payment and settlement fee received from Abbott Products during the first quarter of 2011.

Cash Flows from Financing Activities

        Cash provided by financing activities during 2013 was approximately $243.9 million, which was primarily due to the sale of our interests in royalty and milestone payments to PDL for $240.5 million, with the remaining $3.7 million consisting of proceeds from employee option exercises. Cash provided by financing activities during 2012 was approximately $2.7 million and consisted of proceeds from employee option exercises. Cash provided by financing activities during 2011 was approximately

$6.1 million and consisted of proceeds from employee and consultant option exercises offset by repayments of principal on our credit facility.

Contractual Obligations

        As of December 31, 2013, our contractual obligations are shown in the following table (in thousands):

	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
Operating leases	$1,178	$2,673	$3,016	$6,441	$13,308
Contract sales organization	1,083	—	—	—	1,083
Purchase commitments	708	—	—	—	708

	$2,969	$2,673	$3,016	$6,441	$15,099

        At December 31, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $0.7 million under our manufacturing agreements related to Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

        In May 2012, we entered into a service agreement with Ventiv which initially provided for a sales force of 78 part-time sales representatives employed by Ventiv but dedicated to Depomed. Under the agreement, we paid Ventiv a monthly fixed fee of $0.5 million during the initial term of the agreement, which expired in June 2013. In June 2013, Depomed and Ventiv amended the agreement to reduce the contract sales force to 27 part-time and two full-time sales representatives. Under the terms of the amended agreement, we are required to pay Ventiv a monthly fixed fee of $0.2 million during the term of the agreement, which expires in June 2014.

        In April 2012, we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012 and an additional 8,000 rentable square feet commencing no later than December 1, 2015. The Newark lease included free rent for the first five months of the lease. Lease payments began in May 2013. We will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest. Depomed's Menlo Park lease ended in January 2013.

        The contractual obligations reflected in the above table exclude up to $5 million, $15 million and $10 million in contingent sales and other milestones we may be obligated to pay in the future under our asset purchase agreements with Xanodyne for Zipsor, Archimedes for Lazanda and Nautilus and other third parties for CAMBIA, respectively. The fair values of these obligations are included within the contingent consideration liability in the accompanying consolidated balance sheet.

        The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $0.8 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2013, the Financial Accounting Standards Board issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as a reduction to deferred tax assets rather than as a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The requirements of ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013 and are to be applied retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We consider all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. At December 31, 2013, our marketable securities available for sale consisted of U.S. Treasury bills, U.S. government agency debt securities and U.S. corporate debt with maturity dates of less than two years. Our investments in U.S. corporate debt securities consist primarily of investments in investment grade corporate bonds and notes. Our investments in U.S. Treasury and government debt securities consist of low risk government agency bonds typically with a rating of A or higher. Our operating results have not been sensitive to changes in the general level of interest rates in the United States, particularly because most of our marketable securities are invested in short-term debt instruments.

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2013. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page 70 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

  (b)
  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Depomed, Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Redwood City, California
March 17, 2014

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers, directors and corporate governance matters is incorporated by reference to the information set forth under the captions "Executive Officers and Senior Management" and "Election of Directors" in the company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2014 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

        The Board has adopted a Code of Business Conduct and Ethics that applies to all of the Company's employees, officers and directors, including its principal executive officer and its principal financial officer. A copy of the code is available on the Company's website at: http://www.depomed.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.     Financial Statements

2.     Financial Statement Schedules

        Schedule II is included on page 118 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.     Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation

3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation

3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company

3.4	(4)	Bylaws, as amended

4.1	(5)	Rights Agreement, dated as of April 21, 2005, between the Company and Continental Stock Transfer and Trust Company as Rights Agent

10.1	(6)	1995 Stock Option Plan, as amended

10.2	(7)	Form of Incentive Stock Option Agreement under 1995 Stock Option Plan

10.3	(7)	Form of Nonstatutory Stock Option Agreement under 1995 Stock Option Plan

10.4	(7)	Form of Exercise Notice under 1995 Stock Option Plan

10.5	(1)	Agreement re: Settlement of Lawsuit, Conveyance of Assets and Assumption of Liabilities dated August 28, 1995 by and among Depomed Systems, Inc., Dr. John W. Shell and M6 Pharmaceuticals, Inc.

10.6	(8)	Form of Indemnification Agreement between the Company and its directors and executive officers

10.7	(9)	Settlement and Release Agreement, dated as of November 22, 2002, between the Company and Bristol-Myers Squibb Company

10.8	(10)	Lease extension agreement dated April 30, 2003 between the Company and Menlo Business Park LLC

10.9	(10)	Lease agreement dated April 30, 2003 between the Company and Menlo Park Business Park LLC

10.10	(22)	2004 Equity Incentive Plan, as amended

10.11	(22)	Form of Restricted Stock Unit Award Agreement

10.12	(* )	2004 Employee Stock Purchase Plan, as amended

10.13	(13)	Agreement dated as of December 10, 2004, between the Company and Kings Road Investments, Ltd.

†10.14	(14)	Technology Transfer and Commercial Manufacturing Agreement dated October 18, 2005 between the Company and MOVA Pharmaceutical Corporation

†10.15	(14)	Amended and Restated License Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

†10.16	(14)	Supply Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

†10.17	(14)	Manufacturing Transfer Agreement dated December 13, 2005 between the Company and Biovail Laboratories International SRL

10.18	(15)	Description of Non-employee Director Compensation Policy, as amended

10.19	(25)	Bonus Plan of the Company, as amended

10.20	(26)	Form of Management Continuity Agreement between the Company and certain officers of the Company

Exhibit	Footnote	Description of Document
10.21	(16)	Offer Letter dated June 14, 2006, between the Company and Matthew Gosling

10.22	(8)	Lease Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.23	(8)	Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

10.24	(8)	Second Lease Extension Agreement dated July 28, 2006 between the Company and Menlo Business Park, LLC

†10.25	(7)	Sublicense Agreement dated October 13, 2006 between the Company and PharmaNova, Inc.

†10.27	(7)	Commercial Manufacturing Agreement dated December 19, 2006 between the Company and MOVA Pharmaceutical Corporation

10.28	(11)	Amendment to Supply Agreement dated June 30, 2007 between the Company and Valeant Laboratories International SRL

10.29	(18)	Offer Letter, dated November 19, 2007, between the Company and Michael Sweeney, M.D.

†10.30	(12)	Settlement and License Agreement dated April 4, 2008 between the Company and Teva Pharmaceuticals USA, Inc.

10.31	(12)	Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.32	(12)	Second Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.33	(12)	Third Lease Extension Agreement dated March 18, 2008 between the Company and Menlo Business Park, LLC

10.34	(12)	Loan and Security Agreement dated June 27, 2008 between the Company, General Electric Capital Corporation and Oxford Finance Corporation

†10.35	(12)	Promotion Agreement dated July 21, 2008 between the Company and Santarus, Inc.

†10.36	(17)	Exclusive License Agreement between the Company and Solvay Pharmaceuticals, Inc., dated as of November 19, 2008

10.37	(19)	Offer Letter dated April 3, 2011 between the Company and James A. Schoeneck

10.38	(19)	Separation Agreement and Release dated April 1, 2011, between the Company and Carl A. Pelzel

10.39	(19)	Management Continuity Agreement dated April 3, 2011, between the Company and James A. Schoeneck

10.40	(20)	Third Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC

10.41	(20)	Fourth Lease Extension Agreement dated June 20, 2011 between the Company and Menlo Business Park, LLC

†10.42	(20)	Service Agreement, dated June 20, 2011 between the Company and Ventiv Commercial Services, LLC

Exhibit	Footnote		Description of Document
†10.43	(21)		Commercial Manufacturing Services Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.

†10.44	(21)		Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.

†10.45	(23)		Offer Letter dated January 13, 2012 between the Company and August J. Moretti

†10.46	(24)		Settlement and License Agreement dated February 22, 2012 between the Company and each of Lupin Pharmaceuticals, Inc. and Lupin Limited

10.47	(24)		Lease dated April 4, 2012 between the Company and BMR-Pacific Research Center LP

10.48	(26)		Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc.

†10.49	(27)		Asset Purchase Agreement dated July 29, 2013, among the Company, Archimedes Pharma US Inc., Archimedes Pharma Ltd. and Archimedes Development Ltd.

+10.50	(*	)	Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc.

+10.51	(*	)	Asset Purchase Agreement dated December 17, 2013 between the Company and Nautilus Pharmaceuticals, Inc.

21	(*	)	List of Subsidiaries

23.1	(*	)	Consent of Independent Registered Public Accounting Firm

24.1	(*	)	Power of Attorney (included on signature page hereto)

31.1	(*	)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck

31.2	(*	)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of August J. Moretti

32.1	(*	)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck

32.2	(*	)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti

101.INS	(*	)	XBRL Instance Document

101.SCH	(*	)	XBRL Taxonomy Extension Schema Document

101.CAL	(*	)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(*	)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(*	)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(*	)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)

(2)
Incorporated by reference to the Company's Form 10-K filed on March 31, 2003 (File No. 001-13111)

(3)
Incorporated by reference to the Company's Form 10-Q filed on May 10, 2005 (File No. 001-13111)

(4)
Incorporated by reference to the Company's Form 8-K filed on April 19, 2005 (File No. 001-13111)

(5)
Incorporated by reference to the Company's Form 8-A filed on April 22, 2005 (File No. 000-23267)

(6)
Incorporated by reference to the Company's registration statement on Form S-8 filed on December 12, 2002 (File No. 333-101796)

(7)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2007 (File No. 001-13111)

(8)
Incorporated by reference to the Company's Form 10-Q filed on November 9, 2006 (File No. 001-13111)

(9)
Incorporated by reference to the Company's Form 8-K/A dated November 22, 2002 and filed on December 23, 2002 (File No. 001-13111)

(10)
Incorporated by reference to the Company's Form 10-Q filed on August 14, 2003 (File No. 001-13111)

(11)
Incorporated by reference to the Company's Form 10-Q filed on August 7, 2007 (File No. 001-13111)

(12)
Incorporated by reference to the Company's Form 10-Q filed on August 8, 2008 (File No. 001-13111)

(13)
Incorporated by reference to the Company's Form 8-K filed on December 14, 2004 (File No. 001-13111)

(14)
Incorporated by reference to the Company's Form 10-K filed on March 16, 2006 (File No. 001-13111)

(15)
Incorporated by reference to the Company's Form 8-K filed on March 29, 2006 (File No. 001-13111) and the Company's Form 8-K filed on December 12, 2006 (File No. 001-13111)

(16)
Incorporated by reference to the Company's Form 8-K filed on June 30, 2006 (File No. 001-13111)

(17)
Incorporated by reference to the Company's Form 10-K filed on March 6, 2009 (File No. 001-13111)

(18)
Incorporated by reference to the Company's Form 10-Q filed on May 7, 2008 (File No. 001-13111)

(19)
Incorporated by reference to the Company's Form 10-Q filed on May 6, 2011 (File No. 001-13111)

(20)
Incorporated by reference to the Company's Form 10-Q filed on August 2, 2011 (File No. 001-13111)

(21)
Incorporated by reference to the Company's Form 10-Q filed on November 7, 2011 (File No. 001-13111)

(22)
Incorporated by reference to the Company's Form 8-K filed on January 17, 2012 (File No. 001-13111)

(23)
Incorporated by reference to the Company's Form 10-K filed on March 8, 2012 (File No. 001-13111)

(24)
Incorporated by reference to the Company's Form 10-Q filed on May 8, 2012 (File No. 001-13111)

(25)
Incorporated by reference to the Company's Form 8-K filed on May 18, 2012 (File No. 001-13111)

(26)
Incorporated by reference to the Company's Form 10-Q filed on August 3, 2012 (File No. 001-13111)

(27)
Incorporated by reference to the Company's Form 10-Q filed on November 7, 2013 (File No. 001-13111)

†
Confidential treatment granted

+
Confidential treatment requested

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newark, State of California, on the 17th day of March 2014.

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

Signature

/s/ JAMES A. SCHOENECK James A. Schoeneck	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ AUGUST J. MORETTI August J. Moretti	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014
/s/ PETER D. STAPLE Peter D. Staple	Chairman of the Board of Directors	March 17, 2014
/s/ VICENTE ANIDO, JR. Vicente Anido, Jr., Ph.D.	Director	March 17, 2014

Signature

/s/ G. STEVEN BURRILL G. Steven Burrill	Director	March 17, 2014
/s/ KAREN A. DAWES Karen A. Dawes	Director	March 17, 2014
/s/ LOUIS J. LAVIGNE JR. Louis J. Lavigne Jr.	Director	March 17, 2014
/s/ SAMUEL R. SAKS Samuel R. Saks, M.D.	Director	March 17, 2014
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	March 17, 2014

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Depomed, Inc.

        We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City California March 17, 2014

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$244,674	$29,076
Marketable securities	27,263	37,737
Accounts receivable	11,451	3,614
Receivables from collaborative partners	10,824	10,078
Inventories	10,145	9,587
Deferred tax assets, net	26,860	—
Prepaid and other current assets	5,828	5,175

Total current assets	337,045	95,267
Marketable securities, long-term	4,080	11,079
Property and equipment, net	8,340	8,237
Intangible assets, net	82,521	25,078
Deferred tax assets, net, non-current	76,342	—
Other assets	325	1,992

	$508,653	$141,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,837	$32,578
Income taxes payable	61,875	—
Deferred license revenue	3,041	3,273
Liability related to the sale of future royalties	49,455	—
Other current liabilities	649	830

Total current liabilities	156,857	36,681
Deferred license revenue, non-current portion	12,475	15,516
Contingent consideration liability	11,264	1,342
Liability related to the sale of future royalties, less current portion	177,624	—
Other long-term liabilities	13,017	4,178
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, no par value, 100,000,000 shares authorized; 57,369,683 and 56,383,713 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	221,124	211,266
Additional paid-in capital	347	—
Accumulated deficit	(84,048)	(127,361)
Accumulated other comprehensive Income (loss), net of tax	(7)	31

Total shareholders' equity	137,416	83,936

	$508,653	$141,653

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product sales	$58,302	$27,483	$41,178
Royalties	45,003	44,535	9,997
License and other revenue	12,796	18,798	81,798
Non-cash royalty revenue related to sale of future royalties to PDL	18,104	—	—

Total revenues	134,205	90,816	132,973
Costs and expenses:
Cost of sales	7,091	6,039	5,544
Research and development expense	8,073	15,462	15,187
Selling, general and administrative expense:
Promotion fee expense	—	—	27,339
Other selling, general and administrative expense	105,176	97,646	54,205

Total selling, general and administrative expense	105,176	97,646	81,544
Amortization of intangible assets	4,548	2,022	—
Gain on settlement agreement	—	—	(40,000)

Total costs and expenses	124,888	121,169	62,275

Income (loss) from operations	9,317	(30,353)	70,698
Other income (expense):
Interest and other income	662	520	557
Interest expense	(911)	(39)	(133)
Non-cash interest expense on liability related to sale of future royalties to PDL	(4,488)	—	—

Total other income	(4,737)	481	424
Net income (loss) before income taxes	4,580	(29,872)	71,122
Benefit from (provision for) income taxes	38,733	91	(396)

Net income (loss)	$43,313	$(29,781)	$70,726

Basic net income (loss) per share	$0.76	$(0.53)	$1.30
Diluted net income (loss) per share	$0.75	$(0.53)	$1.26
Shares used in computing basic net income (loss) per share	56,736,009	55,892,563	54,562,820
Shares used in computing diluted net income (loss) per share	57,543,979	55,892,563	56,089,796

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	2013	2012	2011
Net income (loss)	$43,313	$(29,781)	$70,726
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period prior to reclassification adjustments, net of taxes	(37)	58	(2)
Less: Reclassification adjustments for gains included to net income (loss), net of taxes	1	14	80

Net unrealized gains (losses) on available-for-sale securities	(38)	44	(82)

Comprehensive income (loss)	$43,275	$(29,737)	$70,644

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Deficit	Shareholders' Equity
	Shares	Amount
Balances at Dec. 31, 2010	52,957,787	$191,343	$—	$69	$(168,306)	$23,106
Issuance of common stock upon exercise of options	2,379,116	7,588	—	—	—	7,588
Issuance of common stock under employee stock purchase plan	169,217	711	—	—	—	711
Stock-based compensation	—	3,869	—	—	—	3,869
Net income (loss)	—	—	—	—	70,726	70,726
Unrealized gain (loss) on available-for-sale securities	—	—	—	(82)	—	(82)

Balances at Dec. 31, 2011	55,506,120	$203,511	$—	$(13)	$(97,580)	$105,918
Issuance of common stock upon exercise of options	628,394	1,835	—	—	—	1,835
Issuance of common stock under employee stock purchase plan	203,389	851	—	—	—	851
Issuance of common stock in conjunction with vesting of restricted stock units	45,810	278	—	—	—	278
Stock-based compensation	—	4,791	—	—	—	4,791
Net income (loss)	—	—	—	—	(29,781)	(29,781)
Unrealized gain (loss) on available-for-sale securities	—	—	—	44	—	44

Balances at Dec. 31, 2012	56,383,713	$211,266	$—	$31	$(127,361)	$83,936
Issuance of common stock upon exercise of options	621,090	2,782	—	—	—	2,782
Issuance of common stock under employee stock purchase plan	222,062	966	—	—	—	966
Issuance of common stock in conjunction with vesting of restricted stock units	142,818	765	—	—	—	765
Stock-based compensation	—	5,345	—	—	—	5,345
Windfall tax benefit	—	—	347	—	—	347
Net income (loss)	—	—	—	—	43,313	43,313
Unrealized gain (loss) on available-for-sale securities	—	—	—	(38)	—	(38)

Balances at Dec. 31, 2013	57,369,683	$221,124	$347	$(7)	$(84,048)	$137,416

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$43,313	$(29,781)	$70,726
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash interest expense on liability related to PDL Transaction	4,488	—	—
Non-cash royalty revenue related to PDL Transaction	(18,104)	—	—
Depreciation and amortization	6,161	2,561	399
Amortization of investments	783	331	21
Gain on bargain purchase	(484)	(92)	—
Allowance for inventory obsolescence	347	584	(809)
Loss on disposal of property and equipment	—	28	—
Stock-based compensation	6,109	5,070	3,869
Contingent consideration fair value adjustment	909	—	—
Deferred income tax benefit	(103,202)	—	—
Excess tax benefit from stock-based compensation	347	—	—
Changes in assets and liabilities:
Accounts receivable	(7,838)	807	1,673
Receivables from collaborative partners	(726)	(1,943)	(7,881)
Inventories	4,266	(2,346)	(3,016)
Prepaid and other assets	1,540	(1,509)	(4,031)
Accounts payable and other accrued liabilities	10,833	5,661	7,811
Accrued compensation	2,063	1,780	597
Income taxes payable	62,222	—	—
Deferred revenue	(3,273)	(12,136)	(11,708)

Net cash provided by (used in) operating activities	9,754	(30,985)	57,651

Investing Activities
Purchases of property and equipment	(1,812)	(6,880)	(698)
Acquisition of business	(52,725)	(26,435)	—
Acquisition of patents	(150)
Purchases of marketable securities	(37,746)	(38,462)	(195,162)
Maturities of marketable securities	53,056	61,405	58,495
Sales of marketable securities	1,341	43,704	75,177

Net cash (used in) provided by investing activities	(38,036)	33,332	(62,188)

Financing Activities
Proceeds from sale of future royalties to PDL	240,500	—	—
Principal payments on long-term debt	—	—	(2,244)
Proceeds from issuance of common stock	3,727	2,686	8,298
Excess tax benefit from stock-based compensation	(347)	—	—

Net cash provided by financing activities	243,880	2,686	6,054

Net increase (decrease) in cash and cash equivalents	215,598	5,033	1,517
Cash and cash equivalents at beginning of year	29,076	24,043	22,526

Cash and cash equivalents at end of year	$244,674	$29,076	$24,043

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$—	$—	$133

Taxes	$45	$144	$—

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012, Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients that we acquired in July 2013, and CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that we acquired in late December 2013.

        The Company also has a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc.

        On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (collectively, Janssen) with respect to potential future development milestones and sales of Janssen's investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed's license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant) for sales of extended-release metformin in Korea and Canada, respectively.

        The Company has one product candidate under clinical development, DM-1992 for Parkinson's disease. DM-1992 completed a Phase 2 trial for Parkinson's disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate partnering opportunities and monitor competitive developments.

Basis of Preparation

        The Company's consolidated financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or the Codification, which is the single source for all authoritative U.S. generally accepted accounting principles, or U.S. GAAP.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Depo DR Sub LLC (Depo DR Sub) which was formed to facilitate the PDL transaction in the third quarter of 2013. All intercompany accounts and transactions have been eliminated in consolidation.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the sale of the Company's interests in the royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL. The Company contributed to Depo DR Sub all of its right, title and interest in each of the license agreements to receive royalty payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such right to receive royalty payments, for an upfront cash purchase price of $240.5 million,

        The Company and Depo DR Sub continue to retain the duties and obligations under the specified license agreements. These include the collection of the royalty and milestones amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing among other items, the amount of royalty payments received by the Company, reimbursable expenses and set-offs. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

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

  •
  Product Sales—The Company sells commercial products to wholesale distributors and retail pharmacies. Products sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer.

  •
  Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company's sales allowances include:

    •
    Product Returns—The Company allows customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. The Company estimate product returns on Gralise, Zipsor, CAMBIA and Lazanda. The Company also estimate returns on sales of Glumetza made by the Company through August 2011, as we are financially responsible for return credits on Glumetza product we shipped as part of the Company's commercialization with Santarus in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, the Company also assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. Under the terms of the CAMBIA Asset Purchase Agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of Lazanda product previously sold by Archimedes. See Note 16 of the Notes to Financial Information for further information on the acquisition of Zipsor, CAMBIA and Lazanda.

    The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Lazanda is 24 to 36 months from the manufacture date. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. The Company monitors actual return history on an individual product lot basis since product launch, which provide it with a basis to reasonably estimate future product returns, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products.

    Because of the shelf life of our products and our return policy of issuing credits on returned product that is within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

    •
    Wholesaler and Retail Pharmacy Discounts—The Company offers contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from it. These discounts are either taken off-invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

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

    •
    Patient Discount Programs—The Company offers patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

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

    •
    Managed Care Rebates—The Company offers discounts under contracts with certain managed care providers who do not purchase directly from it. The Company generally pays managed care rebates one to two months after the quarter in which prescriptions subject to the rebate are filled.

    •
    Medicare Part D Coverage Gap Rebates—The Company participates in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the "donut hole" coverage gap. The Company generally pays Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

    •
    Launch Discounts—The Company offered certain discounts in connection with the launch and commercial availability of Gralise in October 2011. These launch discounts include off-invoice discounts to wholesalers and stocking rebates to pharmacies for stocking Gralise that were paid in November 2011.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In October 2013, the Company sold its interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. This transaction was accounted for as a liability that will be amortized using the interest method over the life of the agreement. As a result of this liability accounting, even though the Company does not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, the Company will continue to record revenue related to these royalties and milestones.

  •
  License and Collaborative Arrangements—Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company's remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement; (2) consideration earned relates to past performance and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company's performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company's performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Advertising Costs

        Costs associated with advertising are expensed on first showing. Advertising expense for the years ended December 31, 2013, 2012 and 2011 were $1.3 million, $1.7 million and $2.1 million, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company's available-for-sale securities are reported separately in shareholders' equity and included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 has been reflected in the Consolidated Statements of Comprehensive Income (loss).

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality U.S. government and financial institutions and to date has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position and the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline. Realized gains or losses have been insignificant and are included in interest and other income in the Consolidated Statements of Operations.

Accounts Receivable

        Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date the Company has not recorded a bad debt allowance due to the fact that the majority of its product revenue comes from sales to a limited number of financially sound companies who have historically paid their balances timely. The need for bad debt allowance is evaluated each reporting

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period based on our assessment of the credit worthiness of our customers or any other potential circumstances that could result in bad debt.

        Receivables from collaborative partners represent amounts due from Santarus, Merck and Janssen.

Inventories

        Inventories are stated at the lower of cost or market with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. The Company writes-off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 5 of the Notes to the Consolidated Financial Statements). Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and office equipment	3 - 5 years
Laboratory equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

Intangible Assets

        Intangible assets consist of purchased developed technology and trademarks. We determine the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

Net Income (Loss) Per Share

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

(in thousands, except for per share amounts)	2013	2012	2011
Numerator:
Net income (loss)	$43,313	$(29,781)	$70,726

Denominator for basic net income (loss) per share	56,736	55,893	54,563

Net effect of dilutive common shares	—	—	1,527

Denominator for diluted net income (loss) per share:	57,544	55,893	56,090

Basic net income (loss) per share	$0.76	$(0.53)	$1.30

Diluted net income (loss) per share	$0.75	$(0.53)	$1.26

        For the years ended December 31, 2013, 2012 and 2011, 4.8 million, 6.0 million and 1.5 million dilutive common shares, respectively, were not included in dilutive net income (loss) per share because their effect was anti-dilutive.

Income Taxes

        The Company's income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company's accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

        The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in the Company's judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

Segment Information

        The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company's revenues from product sales are related to sales of Glumetza, Gralise,

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Zipsor, Lazanda and CAMBIA in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

Concentration of Risk

        The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in low-risk debt securities of the U.S. Treasury, U.S. government sponsored agencies and very highly rated banks and corporations. The Company is exposed to credit risk in the event of a default by the institutions holding the cash equivalents and available-for sale securities to the extent recorded on the balance sheet.

        The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 35%, 37% and 21% of product shipments for the year ended December 31, 2013. These three customers individually comprised 23%, 35% and 34%, respectively, of product sales-related accounts receivable as of December 31, 2013. Three wholesale distributors represented 39%, 40% and 14% of product shipments for the year ended December 31, 2012. These three customers individually comprised 46%, 42% and 5%, respectively, of product sales-related accounts receivable as of December 31, 2012. Three wholesale distributors represented 46%, 32% and 17% of product shipments for the year ended December 31, 2011. These three customers individually comprised 54%, 29% and 9%, respectively, of product sales-related accounts receivable as of December 31, 2011.Accounts receivable balances related to product sales were $11.4 million, $3.6 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company relies on a single third-party contract manufacturer organization in Puerto Rico to manufacture Gralise and two third-party suppliers for the supply of gabapentin, the active pharmaceutical ingredient in Gralise. The Company also relies on single third-party contract suppliers: Accucaps, DPT Lakewood, Inc., and MiPharm, S.p.A. for supply of Zipsor, Lazanda and CAMBIA respectively.

        Accounts receivable related to royalties was $7.2 million for the year ended December 31, 2013, of which $6.4 million related to Santarus. Accounts receivable related to royalties were $5.1 million for the year ended December 31, 2012, of which $4.4 million related to Santarus.

        To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as a reduction to deferred tax assets rather than as a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The requirements of ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013 and are to be applied retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

Abbott Products Inc. (formerly Solvay Pharmaceuticals, Inc.)

        In January 2011, Abbott Products received FDA approval of Gralise for the management of PHN, which triggered a $48.0 million development milestone from Abbott Products to us, which the Company received in February 2011. Because the milestone was both substantive in nature and based on past performance, and was achieved, the entire $48.0 million was recognized as license revenue in the first quarter of 2011.

        Pursuant to the exclusive license agreement originally entered into in November 2008, Solvay Pharmaceuticals, Inc. (subsequently acquired by Abbott) paid us a $25.0 million upfront fee in February 2009. The upfront payment received was originally scheduled to be recognized as revenue ratably until January 2013, which represented the estimated length of time our development and supply obligations existed under the agreement. In connection with the termination of the license agreement with Abbott Products, the Company no longer has continuing obligations to Abbott Products. Accordingly, all remaining deferred revenue related to the $25.0 million upfront license fee previously received from Abbott Products was fully recognized as revenue in March 2011, resulting in immediate recognition of approximately $11.3 million of license revenue. The Company recognized $12.6 million of license revenue related to this upfront fee for the year ended December 31, 2011.

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

        Under the commercialization agreement, Santarus was also required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties were to share proceeds equally based on a gross margin split. Royalty revenue from Santarus for the years ended December 31, 2013, 2012 and 2011 was $42.1 million, $42.8 million and $9.6 million, respectively. Royalty revenue from Santarus for the year ended 2011 represented four months of Santarus distributing Glumetza under the commercialization agreement.

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

        Pursuant to the original promotion agreement, Santarus paid the Company a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company's obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of Depomed's manufacturing obligations to February 2016, which is now the estimated date the Company expects its obligations will be completed under the commercialization agreement.

        The Company recognized approximately $1.4 million, $3.3 million and $2.0 million of revenue associated with this upfront license fee during 2013, 2012 and 2011, respectively. The remaining deferred revenue balance is $3 million at December 31, 2013.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

Boehringer Ingelheim International GMBH

        In March 2011, the Company entered into a license and service agreement with Boehringer Ingelheim granting Boehringer Ingelheim a license to use certain patents related to the Company's Acuform drug delivery technology in development of fixed dose combinations of extended release metformin and proprietary Boehringer Ingelheim compounds in development for type 2 diabetes. Under the terms of the agreement, Boehringer Ingelheim was also granted a right of reference to the New Drug Application covering Glumetza and associated data for use in potential regulatory submission processes.

        In March 2012, the Company achieved the first milestone under the agreement with respect to delivery of experimental batches of prototype formulations that meet required specifications, and received a nonrefundable $2.5 million milestone payment. As the milestone event was both substantive in nature and related to past performance, and achievement was not reasonably assured at the inception of the agreement, the Company recognized the entire amount of this payment as revenue in the first quarter of 2012. In October 2013, the Company sold its interest in milestones and royalties pursuant to this agreement to PDL

Ironwood Pharmaceuticals, Inc.

        In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood) granting Ironwood a license for worldwide rights to the Company's Acuform drug delivery technology for an Ironwood early stage development program addressing refractory GERD. In connection with the research collaboration and license agreement, the Company received an upfront payment of $0.9 million and was reimbursed for initial product formulation work.

        In March 2012, the Company achieved the first milestone under the agreement upon delivery of experimental batches of prototype formulations that met agreed-upon specifications. This triggered a nonrefundable $1.0 million milestone payment which the Company received in May 2012. In December 2013, the Company achieved another milestone in the amount of $0.5 million upon acceptance by Ironwood of product for use in clinical trials.

Janssen Pharmaceutica N.V.

        In August 2010, the Company entered into a non-exclusive license agreement with Janssen granting Janssen a license to use certain patents related to our Acuform drug delivery technology in developing fixed dose combinations of canagliflozin and extended release metformin. The Company also granted Janssen a right to reference the New Drug Application covering Glumetza in Janssen's regulatory filings covering the products. In August 2010, Janssen paid the Company a $5.0 million upfront license fee. In September 2010, the Company achieved the first development milestone under the agreement related to formulation work, which triggered a $5.0 million milestone payment, which the Company received in October 2010.

        The Company also entered into a service agreement with Janssen under which it provided formulation work associated with the products. The formulation work under the agreement was completed in March 2011.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

        In February and December 2013, the Company completed two projects for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013 and $1.4 million in revenue during the fourth quarter of 2013.

Janssen Pharmaceuticals, Inc.

        In August 2012, the Company entered into a license agreement with Janssen that grants Janssen a non-exclusive license to certain patents and other intellectual property rights to our Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). The Company received a $10 million upfront license fee and receives low single digit royalties on net sales of NUCYNTA ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021.

Mallinckrodt (formerly Covidien)

        In November 2008, the Company entered into a license agreement with Covidien (Mallinckrodt) granting Covidien (Mallinckrodt) worldwide rights to utilize the Company's Acuform technology for the exclusive development of four products containing acetaminophen in combination with opiates. In 2008, Covidien (Mallinckrodt) paid the Company a total of $5.5 million in upfront fees, representing a $4.0 million upfront license fee and a $1.5 million upfront payment for formulation work to be performed by the Company under the agreement. The entire $5.5 million was initially accounted for as a single unit of accounting and was being amortized ratably through November 2011, which was initially the estimated length of time the Company was obligated to perform formulation work under the agreement.

        In July 2013, the FDA accepted for filing a NDA from Mallinckrodt for Xartemis XR which is formulated with the Company's Acuform® drug delivery technology. The NDA acceptance triggered a $5 million milestone payment to the Company which was received and recognized in the third quarter of 2013. As the non-refundable milestone event was both substantive in nature and related to past performance, and achievement was not reasonably assured at the inception of the agreement, the milestone was recognized as revenue in its entirety upon achievement.

Patheon Puerto Rico, Inc.

        In September 2011, the Company entered into a manufacturing agreement with Patheon Puerto Rico, Inc. (Patheon), pursuant to which Patheon will manufacture, package and supply commercial quantities of Gralise.

        Under the agreement, the Company will provide rolling forecasts to Patheon of its requirements for the product, a portion of which will be considered a firm purchase order. At December 31, 2013, the Company had non-cancelable purchase orders and minimum purchase obligations of approximately $0.5 million under the manufacturing agreement with Patheon for the manufacture of Gralise. The Company may obtain a portion of its product requirements from a second manufacturing source. The Company will be responsible for providing Patheon with the active pharmaceutical ingredient in Gralise.

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

        The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company's obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the sole supplier of the 1000mg Glumetza. The Company recognized $1.6 million of license revenue related to the amortization of this upfront fee for each of the years ended December 31, 2012, 2011 and 2010. The remaining deferred revenue balance related to the $25.0 million upfront payment was $12.5 million as of December 31, 2013.

        Under the agreement, Valeant is obligated to pay the Company royalties of six percent on Canadian net sales of the 500mg Glumetza and one percent on Canadian net sales of the 1000mg Glumetza. The Company recognized royalty revenue under the agreement of $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company is obligated to pay Valeant royalties of one percent on net sales of the 500mg Glumetza in the United States. The Company recognized royalty expense under the agreement of $0.4 million, $0.5 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Ventiv Commercial Services, LLC

        In May 2012, the Company entered into a service agreement with Ventiv Commercial Services, LLC (Ventiv), which initially provided for a sales force of 78 part-time sales representatives employed by Ventiv but dedicated to the Company. Under the agreement, the Company paid Ventiv a monthly fixed fee of $0.5 million during the initial term of the agreement, which expired in June 2013. In June 2013, the Company and Ventiv amended the agreement to reduce the contract sales force to 27 part-time and 2 full-time sales representatives. Under the terms of the amended agreement, we were required to pay Ventiv a monthly fixed fee of $0.2 million during the term of the agreement, which was terminated in December 2013.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES

        Securities classified as cash and cash equivalents and available-for-sale marketable securities as of December 31, 2013 and 2012 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,728	$—	$—	$26,728
Money market funds	217,946	—	—	217,946

Total cash and cash equivalents	$244,674	$—	$—	$244,674
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$12,440	$8	$(2)	$12,446
Government agency debt securities	14,814	3	—	14,817
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,075	5	—	4,080

Total available-for-sale securities	$31,329	$16	$(2)	$31,343

Total cash, cash equivalents and marketable securities	$276,003	$16	$(2)	$276,017

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$11,769	$—	$—	$11,769
Money market funds	11,268	—	—	11,268
U.S. corporate debt securities	6,039	—	—	6,039

Total cash and cash equivalents	$29,076	$—	$—	$29,076
Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$21,662	$31	$—	$21,693
U.S. government agency debt securities	14,027	8	—	14,035
U.S. Treasury securities	2,008	1	—	2,009
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	7,858	7	(2)	7,863
U.S. government agency debt securities	3,208	8	—	3,216

Total available-for-sale securities	$48,763	$55	$(2)	$48,816

Total cash, cash equivalents and marketable securities	$77,839	$55	$(2)	$77,892

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

        The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with U.S. Treasury and government agency securities, and high quality securities of U.S. and international financial and commercial institutions and, to date, has not experienced material losses on any of its balances. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain (loss) within shareholders' equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in "interest and other income" in the consolidated statement of operations.

        At December 31, 2013, the Company had 7 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$3,438	$(2)	$—	$—	$3,438	$(2)

Total available-for-sale	$3,438	$(2)	$—	$—	$3,438	$(2)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at December 31, 2013.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$217,946	$—	$—	$217,946
Corporate debt securities	—	16,526	—	16,526
Government agency debt securities	—	14,817	—	14,817

Total	$217,946	$31,343	$—	$249,289

Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,638	$1,638
Contingent consideration—Lazanda	—	—	8,616	8,616
Contingent consideration—CAMBIA	—	—	1,010	1,010
Unfavorable contract assumed	—	—	3,540	3,540

	$—	$—	$14,804	$14,804

        The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to the potential future milestone payments and royalties under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation arising from both acquisitions to its estimated fair value. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. Changes in fair value included within interest and other expense in the accompanying condensed statement of operations was $0.9 and $0.1 million for the years ended December 31, 2013 and 2012.

        The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus as part of a legal settlement unrelated to the CAMBIA acquisition. The liability of $3.5 million recorded above represents the fair value of the amounts by which the contract terms are unfavorable compared to the current market pricing and a probability weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party within a specified time frame. The contract may be terminated if the third party fails to achieve these milestones in which case the fair value of the liability as of the date of the termination will be reversed on the balance sheet and reflected in the statement of operations as a credit within interest and other income. The Company will determine the fair value of this liability at each reporting period and record any changes within the consolidated statement of operations.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES (Continued)

        The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 (in thousands):

	Balance at December 31, 2012	Acquisitions 2013	Changes in Fair Value	Balance at December 31, 2013
Liabilities:
Contingent consideration obligations—Zipsor	$1,342	$—	$296	$1,638
Contingent consideration obligations—Lazanda	—	8,004	612	8,616
Contingent consideration obligations—CAMBIA	—	1,010	—	1,010
Unfavorable contract assumed	—	3,540	—	3,540

Total	$1,342	$12,554	$908	$14,804

        The following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$11,268	$—	$—	$11,268
Corporate debt securities	6,039	29,556	—	35,595
Government agency debt securities	—	17,251	—	17,251
U.S. Treasury securities	—	2,009	—	2,009

Total	$17,307	$48,816	$—	$66,123

Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,342	$1,342

	$—	$—	$1,342	$1,342

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INVENTORIES

        Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$1,951	$1,927
Work-in-process	181	1,569
Finished goods	9,056	6,787
Less: allowance for obsolescence	(1,043)	(696)

Total	$10,145	$9,587

        Inventories relate to the manufacturing costs of the Company's Gralise, Zipsor, Lazanda and CAMBIA products at December 31, 2013.

        The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA was $0.2 million in 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which will be amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda was $0.1 million in 2013. At December 31, 2012, the fair value of inventories acquired related to the Zipsor acquisition in June 2012 included a step-up in the value of Zipsor inventories of $1.2 million, which was amortized to cost of sales through April 2013 as the acquired inventories were sold.

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Furniture and office equipment	$3,547	$2,169
Laboratory equipment	5,151	4,623
Leasehold improvements	6,045	9,325
Construction in progress	—	196

	14,743	16,313
Less: Accumulated depreciation and amortization	(6,403)	(8,076)

Property and equipment, net	$8,340	$8,237

        There was no property and equipment included under capitalized leases as of December 31, 2013 or December 31, 2012. Depreciation and amortization expense was $1.6 million, $2.6 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accounts payable	$2,232	$2,360
Accrued compensation	7,077	5,015
Accrued rebates and sales discounts	8,594	4,250
Allowance for product returns	10,278	10,831
Accrued contract sales organization fees	962	420
Accruals for Inventory	87	2,990
Royalty payable to PDL	6,902	—
Other accrued liabilities	5,705	6,712

Total accounts payable and accrued liabilities	$41,837	$32,578

NOTE 7. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred revenue, current portion:
Deferred license revenue, current portion:
Valeant	$1,598	$1,598
Santarus	1,443	1,444
Janssen	—	231

Deferred license revenue, current portion	3,041	3,273

Deferred revenue, current portion	$3,041	$3,273

Deferred license revenue, non-current portion:
Valeant	10,905	12,503
Santarus	1,570	3,013

Deferred license revenue, non-current portion	12,475	15,516
Total deferred revenue	$15,516	$18,789

        Deferred license revenue relates to upfront payments received by the Company under license and collaborative agreements with its partners. At December 31, 2013 and 2012, deferred license revenue consisted primarily of upfront license fee payments received from Santarus and Valeant.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. DEFERRED REVENUE (Continued)

        In July 2008, the Company received a $12.0 million upfront payment under its promotion agreement with Santarus. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company's obligations existed under the promotion agreement related to manufacturing Glumetza and paying Santarus promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Santarus and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred relating to the transfer of manufacturing with one of the contract manufacturers of Glumetza that pushed the estimated completion date of the Company's manufacturing obligations to February 2016, which is now the estimated length of time the Company expects it will take to complete its obligations under the commercialization agreement. On the effective date of the commercialization agreement, the amortization period related to remaining deferred revenue on the $12.0 million upfront fee was adjusted, and the remaining deferred revenue of $9.2 million was changed to be recognized ratably until December 2013. During the fourth quarter of 2012, the amortization period related to the remaining deferred revenue on the $12.0 million upfront fee was adjusted again, and the remaining deferred revenue of $4.8 million was changed to be recognized ratably until February 2016.

        In July 2011, Ironwood paid the Company a $0.9 million upfront license fee associated with the collaboration and license agreement. The $0.9 million was amortized ratably through June 2012, which is the estimated length of time Depomed was obligated to perform formulation work under the agreement.

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

        The Company paid interest on the first tranche for the first six months at an interest rate of 11.59%. Thereafter we were required to pay principal on the first tranche, plus interest at such rate, in 30 equal monthly installments. The second tranche was interest-only through December 31, 2008, with principal and interest payable thereafter in 30 equal monthly installments at an interest rate of 11.59%. Interest expense, which includes amortization of the debt issuance costs, was $0.1 million for the year ended December 31, 2011. The credit facility was fully repaid in July 2011.

NOTE 9. LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

        In October 2013, the Company sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. The Company has significant continuing involvement in the PDL transaction primarily due to an obligation to act as

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. LIABILITY RELATED TO SALE OF FUTURE ROYALTIES (Continued)

the intermediary for the supply of 1,000 mg Glumetza to Santarus, the licensee of Glumetza. Under the relevant accounting guidance, because of its significant continuing involvement, the PDL transaction has been accounted for as debt that will be amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company is required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received will be recorded as interest expense over the life of the debt. Consequently, the Company imputes interest on the unamortized portion of the debt and records interest expense using an estimated interest rate for an arms-length debt transaction. Our estimate of the interest rate under the arrangement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

        The Company will periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, the Company will prospectively adjust the amortization of the debt and the interest rate.

        The following table shows the activity within the liability account during the year ended December 31, 2013 (in thousands):

Liability related to sale of future royalties—beginning balance	$—
Proceeds from sale of future royalties	240,500
Non-cash interest expense recognized	4,488
Payments from Depomed to PDL	(17,909)

Total liability related to sale of future royalties as of December 31, 2013	227,079
Less: current portion	(49,455)

Liability related to sale of future royalties, less current portion	$177,624

        As royalties are remitted to PDL from Depo DR Sub as described at Note 1 above, the balance of the debt will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its consolidated statement of operations over the term of the PDL agreement.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        In June 2011, the Company entered into amendments to its existing leases for the Company's premises located at 1330 and 1360 O'Brien Drive, Menlo Park, California, consisting of approximately 46,000 rentable square feet. The lease amendments extended the term of the existing leases for 12 months, from February 1, 2012 through January 31, 2013. These leases were not renewed and terminated on January 31, 2013. The lease for the Company's premises located at 1430 O'Brien Drive, consisting of approximately 9,000 rentable square feet terminated on January 31, 2012.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

        In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company was obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. The Lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

        The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $13.3 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent for the years ended December 31, 2013 and 2012 was approximately $1.5 million and $0.9 million, respectively.

        Rent expense for the years ended December 31, 2013, 2012, and 2011 was $1.0 million, 2.3 million and $1.5 million, respectively.

        As of December 31, 2013 future minimum payments under operating leases for facilities were as follows (in thousands):

2014	$1,178
2015	1,233
2016	1,440
2017	1,485
Thereafter	7,972

Total	$13,308

Landlord Contributions to Leasehold Improvements

        In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company's consolidated statements of financial condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain. For the years ended December 31, 2013 and 2012, cash contributions from landlords were $5.0 million and $1.3 million.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

Legal matters

Depomed v. Gralise ANDA Filers

        Between March 2012 and May 2012, we filed lawsuits in the United States District Court for the District of New Jersey in response to six ANDAs filed by companies seeking to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of our patents listed in the Orange Book for Gralise. The lawsuits have been consolidated for purposes of all pretrial proceedings. Our lawsuits against two of the six Gralise ANDA filers, Impax Laboratories and Watson Laboratories, have been dismissed as a result of the withdrawal of the ANDAs from consideration by the FDA. Our lawsuit against a third ANDA filer, Par Pharmaceutical, has been dismissed because the ANDA filer no longer seeks approval of its Gralise ANDA prior to the expiration of our Gralise Orange Book-listed patents. As of March 17, 2014, the defendants in the consolidated lawsuit include: Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis); Incepta Pharmaceuticals and Abon Pharmaceuticals LLC (collectively, Incepta); and Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively, Zydus). The patents asserted in the lawsuits include U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; 6,723,340; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992. The asserted patents expire between September 2016 and February 2024, as set forth above under "PATENTS AND PROPRIETARY RIGHTS".

        We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stays are expected to expire in July 2014 (against Actavis), August 2014 (against Incepta) and October 2014 (against Zydus).

        Fact discovery closed in August 2013. The court issued a Markman claim construction ruling on January 28, 2014. Expert discovery is ongoing and the trial has been scheduled for May 2014.

Depomed v. FDA

        In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is "clinically superior" to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA's interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA's action is not consistent with the statute or the FDA's regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that the FDA act accordingly. Briefing in the case was completed in March 2013. A hearing on our summary judgment motion was held in August 2013 and we are awaiting a decision.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

Depomed v. Purdue

        In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue Pharma L.P. and affiliated companies (collectively, Purdue) for patent infringement arising from Purdue's commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the United States. The patents we asserted in the lawsuit include U.S. Patent Nos. 6,340,475 and 6,635,280, both of which expire in September 2016. Fact discovery in the case is ongoing and no trial date has been set.

Depomed v. Endo Pharmaceuticals

        In April 2013, we filed a complaint in the United States District Court for the District of New Jersey against Endo Pharmaceuticals Inc. (Endo) , a wholly-owned subsidiary of Endo Health Solutions Inc., for infringement of U.S. Patent Nos. 6,340,475; 6,635,280; and 6,723,340 arising from Endo's commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States. Fact discovery in the case is ongoing and no trial date has been set.

Depomed v. Banner Pharmacaps

        On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patents Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg. The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner's ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book. U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029. The Zipsor Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. ("Watson") exclusive rights to Banner's proposed generic Zipsor product.

        On July 26, 2013, we filed a lawsuit in the United States District Court for District of New Jersey against Banner and Watson for infringement of the patents identified above. The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner's ANDA for Zipsor for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015. Fact discovery in the case is ongoing and no trial date has been set.

        The Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings. As such, the Company is not currently able to estimate the impact of the above litigations on its financial position or results of operations.

NOTE 11. STOCK-BASED COMPENSATION

        The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by the Company's stock price as well as assumptions, which include the Company's expected term of the

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award.

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

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Employee and Director Stock Options
Risk-free interest rate	0.67 - 1.38%	0.51 - 0.78%	0.77 - 1.99%
Dividend yield	None	None	None
Expected option term (in years)	4.48 - 4.51	4.50 - 4.54	4.54 - 4.84
Expected stock price volatility	49.2 - 63.5%	64.1 - 67.5%	73.9 - 76.4%

        The Company used the following assumptions to calculate the fair value of stock purchase rights granted under the ESPP for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Employee and Director Stock Purchase Rights
Risk-free interest rate	0.08 - 0.10%	0.12 - 0.16%	0.05 - 0.44%
Dividend yield	None	None	None
Expected option term (in years)	0.5	0.5	0.5 - 2.0
Expected stock price volatility	28.8 - 35%	35.6 - 44.3%	60.1 - 76.6%

        The following table presents stock-based compensation expense recognized for stock options, restricted stock units and the ESPP in the Company's Statements of Operations (in thousands):

	2013	2012	2011
Cost of sales	$42	$41	$68
Research and development expense	364	568	668
Selling, general and administrative expense	5,702	4,461	3,133

Total	$6,108	$5,070	$3,869

        Stock-based compensation in 2011 includes approximately $0.4 million in expense associated with the accelerated vesting of stock options in connection with a separation agreement and release with Carl A. Pelzel, the Company's former President and Chief Executive Officer. See Note 13 for further information with regards to the separation agreement and release.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $3.35, $3.09 and $4.38, respectively. The weighted-average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2013, 2012 and 2011 was $1.87, $1.44 and $2.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $1.8 million and $12.2 million, respectively. The total fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $5.1 million, $4.1 million and $2.4 million, respectively. At December 31, 2013, the Company had $7.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 2 years. Cash received from stock option exercises was $2.8 million, $1.8 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. There is no stock-based compensation recorded within inventory in any of the years presented.

1995 Stock Option Plan

        The Company's 1995 Stock Option Plan (the 1995 Plan) was adopted by the Board of Directors and approved by the shareholders in September 1995, and has been subsequently amended. The 1995 Plan provided for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 1995 Plan is 4,700,000 shares, of which zero are available for future issuance at December 31, 2013. In May 2004, the 1995 Plan was terminated with respect to grants of new stock options and all options which expire or are forfeited will be retired from the pool.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the activity for the three years ended December 31, 2013 under the 1995 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2010	341,600	$4.83
Options exercised	(215,850)	4.68
Options forfeited	—	—
Options expired	(10,800)	5.31

Options outstanding at December 31, 2011	114,950	$5.05
Options exercised	(40,800)	2.50
Options forfeited	—	—
Options expired	(13,600)	5.83

Options outstanding at December 31, 2012	60,550	$6.59
Options exercised	(37,800)	6.73
Options forfeited	—	—
Options expired	(22,750)	6.37

Options outstanding at December 31, 2013	—	$—
Options exercisable and expected to become exercisable at December 31, 2013	—	$—
Options exercisable at December 31, 2013	—	$—

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (the 2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of nonstatutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan is 14,450,000 shares, of which 3,199,468 were available for future issuance at December 31, 2013.

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

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the activity for the three years ended December 31, 2013 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2010	4,940,345	$3.21
Options granted	2,762,181	7.35
Options exercised	(2,163,266)	3.04
Options forfeited	(639,043)	4.51
Options expired	—	—

Options outstanding at December 31, 2011	4,900,217	$5.44
Options granted	2,006,950	5.86
Options exercised	(587,594)	2.95
Options forfeited	—	—
Options expired	(557,551)	6.26

Options outstanding at December 31, 2012	5,762,022	$5.76
Options granted	1,769,363	6.86
Options exercised	(583,290)	4.33
Options forfeited	—	—
Options expired	(429,124)	6.46

Options outstanding at December 31, 2013	6,518,971	$6.14
Options exercisable and expected to become exercisable at December 31, 2013	5,999,687	$6.10
Options exercisable at December 31, 2013	3,448,487	$5.66

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	7.47	$28,933
Options exercisable and expected to become exercisable at December 31, 2013	7.36	$26,863
Options exercisable at December 31, 2013	6.55	$16,974

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        Information regarding the stock options outstanding at December 31, 2013 under the 2004 Plan is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price (Outstanding)	Number Exercisable	Weighted- Average Exercise Price (Exercisable)
$1.49 - $3.27	701,650	5.02	$2.62	692,367	$2.61
$3.28 - $5.35	730,248	6.18	$4.58	542,135	$4.32
$5.56 - $5.91	1,019,548	8.23	$5.78	454,094	$5.74
$5.94 - $6.08	667,987	7.93	$6.03	299,774	$6.04
$6.11 - $6.29	587,060	6.46	$6.15	336,790	$6.17
$6.77 - $6.77	1,085,966	9.02	$6.77	215,738	$6.77
$7.02 - $8.36	992,512	7.62	$7.76	539,862	$7.88
$8.45 - $8.55	693,000	7.92	$8.53	356,789	$8.54
$8.71 - $8.71	26,000	9.17	$8.71	—	$0.00
$9.02 - $9.02	15,000	7.22	$9.02	10,938	$9.02

	6,518,971	7.47	$6.14	3,448,487	$5.66

        Restricted stock units generally vest over four years, with 25% of each award vesting annually.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (In years)
Non-vested restricted stock units at December 31, 2012	137,430	$6.11
Granted	394,587	$6.77
Vested	(142,818)	$6.56
forfeited	(6,580)	$6.77

Non-vested restricted stock units at December 31, 2013	382,619	$6.61	1.8

        The total fair value of restricted stock vested during 2013 was $0.9 million.

NOTE 12. SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2013 was 2,500,000, of which 713,592 shares were available for future issuance.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. SHAREHOLDERS' EQUITY (Continued)

        In 2013, the Company sold 222,062 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $4.35 with proceeds of approximately $1 million. In 2012, the Company sold 203,389 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $4.19 with proceeds of approximately $0.9 million.

Option Exercises

        Employees exercised options to purchase 621,090 shares of the Company's common stock with net proceeds to the Company of approximately $2.8 million during the year ended December 31, 2013. Employees exercised options to purchase 628,394 shares of the Company's common stock with net proceeds to the Company of approximately $1.8 million during the year ended December 31, 2012.

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

NOTE 13. RELATED PARTY TRANSACTIONS

Carl A. Pelzel

        In April 2011, the Company entered into a separation agreement and release with Carl A. Pelzel, the Company's former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Pelzel was paid $520,000, which is equivalent to one year of his base salary. Payments were made over one year, and were reduced dollar-for-dollar by any compensation Mr. Pelzel received in connection with employment (or full-time consulting) by another employer (or third party). The Company also paid Mr. Pelzel's health and dental insurance COBRA premiums for 18 months following his separation from the Company. The separation agreement further provided for three months' accelerated vesting of Mr. Pelzel's options to purchase the Company's common stock, and a release of claims in favor of the Company. The Company incurred a one-time severance charge of approximately $1.0 million in the second quarter of 2011 with respect to this separation agreement, consisting of approximately $0.4 million in stock-based compensation related to the accelerated vesting

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

of Mr. Pelzel's awards and approximately $0.6 million of severance expense related to future payments and health care benefits.

Burrill Securities

        Burrill Securities acted as a financial advisor to PDL in the PDL transaction. Burrill Securities is the merchant banking division of Burrill & Company. G. Steven Burrill, a member of the Company's Board of Directors (the "Board"), is the Chief Executive Officer and sole shareholder of Burrill & Company. The Board was aware of Burrill & Company's interest in the transaction and Mr. Burrill recused himself from all deliberations and actions taken by the Board with respect to the transaction. Burrill Securities' engagement with PDL in the transaction was led by Fredrick Frank, the Chairman of Burrill Securities and a former member of the Board of Directors of PDL. The Company has been informed that Burrill Securities will receive a fee of up to $500,000 from PDL in connection with the transaction.

NOTE 14. INCOME TAXES

        The (benefit from) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$60,874	$(19)	$(466)
State	3,593	(75)	858
Foreign	3	3	4

	64,470	(91)	396

Deferred:
Federal	$(97,690)	$—	$—
State	(5,512)	—	—
Foreign	—	—	—

	(103,202)	—	—

Total (benefit) provision for income taxes	$(38,733)	$(91)	$396

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	$1,603	$(10,454)	$24,893
State tax, net of federal benefit	(3,177)	(48)	558
Foreign tax	3	3	4
Research Credit	(258)	—	—
Net Operating Losses not benefited (benefited)	(17,510)	9,094	(25,510)
Federal—AMT	—	(19)	(466)
Stock Based Compensation	923	1,038	774
Non deductible meals and entertainment	442	131	17
Non-deductible other expense	(133)	164	126
Change in Valuation Allowance	(20,626)	—	—

Total	$(38,733)	$(91)	$396

        During 2013, the Company recognized an income tax benefit of approximately $38.7 million which resulted primarily from our reversal of a valuation allowance on all of our U.S. federal deferred tax assets and most of our state deferred tax assets as more fully described below.

        The Company's tax benefits for the year ended December 31, 2012 was due to Federal and state refundable credits offset by foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea.

        On January 2, 2013, the enactment of the American Taxpayer Relief Act of 2013 extended retroactively through the end of calendar 2013 the U.S. federal research and development credit which had expired on December 31, 2011. As a result, an income tax benefit for the year ended December 2013 includes the tax benefit for the reinstatement of the 2012 federal research tax credit.

        The Company's tax provision for 2011 is due to state taxes and foreign taxes withheld on royalty revenue related to the Company's agreement with LG by the Republic of Korea, offset by federal and state refundable credits.

        As of December 31, 2013, the Company had net operating loss carry forwards for federal income tax purposes of approximately $11.0 million, which expire in the years 2021 through 2032. Net operating loss carryforwards for state income tax purposes were approximately $84.0 million, which expire in the years 2017 through 2032 and state research and development tax credits were approximately $1.2 million which have no expiration date. The Company has state alternative minimum tax credit carryforwards of approximately $0.1 million that have no expiration date.

        Utilization of the Company's net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$4,237	$21,500
Tax carryforwards	133	4,700
In-process research and development	665	1,100
Deferred revenue	88,248	7,500
Intangibles	1,363	500
Other, net	11,226	7,200

Total deferred tax assets	105,872	42,500
Valuation allowance for deferred tax assets	(2,670)	(42,500)

Deferred tax assets, net	$103,202	$—

        Management regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction by jurisdiction basis. Management determined that a valuation allowance was no longer needed for a substantial portion of the deferred tax assets based on an assessment of the relative impact of all positive and negative evidence as of December 31, 2013, including an evaluation of cumulative income in recent years, future sources of taxable income exclusive of reversing temporary differences, and significant risks and uncertainties related to our business. The valuation allowance decreased by $39.8 million, increased by $7.8 million and decreased by $27.6 million during the years ended December 31, 2013, 2012 and 2011 respectively.

        At December 31, 2013, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $11.0 million, which is not included in the Company's gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, the tax effect of the stock option benefit of approximately $4.5 million will be recorded to equity when they reduce cash taxes payable in the future.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1996 through 2013 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating loss carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense by the Company. As of the date of adoption of authoritative guidance for Accounting for Uncertainty in Income Taxes, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        The following table summarizes the activity related to our unrecognized tax benefits for the 2 years ended December 31, 2013 (in thousands):

Unrecognized tax benefits—January 1, 2012	$3,573
Gross increases—current year tax positions	21
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits—December 31, 2012	3,594
Gross increases—current year tax positions	174
Gross increases—prior year tax positions	111

Unrecognized tax benefits—December 31, 2013	$3,879

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 15. BUSINESS COMBINATIONS

The CAMBIA Acquisition

        On December 17, 2013, the Company entered into an Asset Purchase Agreement (Asset Purchase Agreement) with Nautilus Neurosciences, Inc., a Delaware corporation (Nautilus), pursuant to which the Company acquired from Nautilus all of the rights to CAMBIA® (diclofenac potassium for oral solution), including related product inventory, and assumed from Nautilus certain liabilities relating to CAMBIA, for an initial payment of $48.7 million in cash.

        Pursuant to the Asset Purchase Agreement, $7.5 million of the initial payment will be held in escrow for 24 months and applied towards the indemnification obligations of Nautilus as set forth in the Asset Purchase Agreement.

        In addition to the initial payment, the Company agreed to pay one-time, contingent cash payments upon the achievement of certain CAMBIA net sales milestones. Up to $5.0 million in sales milestones are payable to Nautilus, and up to $10.0 million in sales milestones are payable to third parties pursuant to contracts assigned to the Company. The net sales thresholds triggering such milestone payments to Nautilus range up to $100 million in calendar year net sales. The Company also assumed certain third party royalty obligations totaling not more than 11% of CAMBIA net sales.

        In accordance with the authoritative guidance for business combinations, the transaction with Nautilus was determined to be a business combination and was accounted for using the acquisition method of accounting.

        The following table presents a summary of the purchase price consideration for the CAMBIA acquisition (in thousands):

Cash for CAMBIA and related inventories	$48,725
Fair value of contingent consideration	1,010

Purchase price	$49,735

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. BUSINESS COMBINATIONS (Continued)

        The contingent consideration was recognized and measured at fair value as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from CAMBIA revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

        The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset—CAMBIA product rights	$51,360
Inventories	3,837
Other assets	409
Sales reserve liabilities	(1,847)
Unfavorable contract assumed	(3,540)
Bargain purchase	(484)

$49,735

        The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying consolidated balance sheet and are being amortized over the estimated useful life of the assets on a ratable basis through December 2023 as no other method could be reliably estimated. Total amortization expense for the year ended December 31, 2013 was approximately $0.2 million. For the year ended December 31, 2013, the Company incurred an aggregate of $0.1 million in acquisition-related costs. These expenses are included in selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2013.

        The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus as part of a legal settlement unrelated to the CAMBIA acquisition. The liability of $3.5 million recorded above represents the fair value of the amounts by which the contract terms are unfavorable compared to the current market pricing and a probability weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party within a specified time frame. The contract may be terminated if the third party fails to achieve these milestones in which case the fair value of the liability as of the date of the termination will be reversed on the balance sheet and reflected in the statement of operations as a credit within interest and other income. The Company will determine the fair value of this liability at each reporting period and record any changes within the consolidated statement of operations.

        The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million that will be amortized to cost of sales as the acquired inventories are sold. The bargain

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. BUSINESS COMBINATIONS (Continued)

purchase amount has been recorded within interest and other income in the accompanying consolidated statement of operations.

Pro forma financial information (unaudited)

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and Nautilus on a pro forma basis, as though the companies had been combined as of January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the CAMBIA acquisition had taken place at the beginning of the period presented.

        The pro forma financial information for all periods presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, adjustments to certain acquired assets and liabilities and acquisition costs reflected in the Company's and Nautilus' historical statements of operations for periods prior to the acquisition.

        The unaudited pro forma financial information for the years ended December 31, 2013 and 2012 combines the historical results for the Company for those years, with the historical results for Nautilus as a separate entity, for the years ended December 31, 2013 and 2012.

	2013	2012
Net revenue	$143,753	$104,652
Net income (loss)	$29,821	$(47,717)
Net income (loss) per share—basic	$0.53	$(0.85)
Net income (loss) per share—diluted	$0.52	$(0.85)

        The above table includes pro forma adjustments to:

  •
  adjust depreciation expense related to fixed assets not acquired by the Company in connection with the CAMBIA acquisition.

  •
  adjust amortization expense to eliminate Nautilus' historical intangible asset amortization expense and record amortization of the acquired intangible assets;

  •
  adjust interest interest expense related to a term loan payable by Nautilus. The Company did not acquire the cash held by Nautilus nor did they assume the Nautilus outstanding term loan in connection with the CAMBIA acquisition.

The Lazanda Acquisition

        On July 29, 2013, the Company entered into an Asset Purchase Agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes' product Lazanda® (fentanyl) nasal spray and related inventory for an initial payment of $4.0 million in cash. The Company also assumed certain liabilities related to Lazanda.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. BUSINESS COMBINATIONS (Continued)

        Pursuant to the Asset Purchase Agreement, $1.0 million of the initial payment will be held in escrow for 18 months and applied towards the indemnification obligations of Archimedes as set forth in the Asset Purchase Agreement.

        In addition to the initial payment, the Company will also pay royalties on its net sales of Lazanda. In 2013 and 2014, the Company will not pay royalties to Archimedes, and third party royalties assumed by the Company in connection with the acquisition will be less than 5% of the Company's net sales of Lazanda. Thereafter, the Company will pay royalties to Archimedes and third parties totaling 13% to 15% of the Company's net sales of Lazanda. In addition to the initial payment and royalties, the Company will pay to Archimedes the following one-time, contingent cash payments upon the achievement by the Company of net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 million at the end of the first calendar year in which net sales of Lazanda are $100.0 million.

        In accordance with the authoritative guidance for business combinations, the Asset Purchase Agreement with Archimedes was determined to be a business combination and was accounted for using the acquisition method of accounting. Pursuant to a letter dated August 21, 2013 (Letter) from the staff of the Division of Corporate Finance (Division) of the Securities and Exchange Commission, the Division stated that it would waive the requirement to provide a pro forma statement of operations if the use of forward-looking information is necessary to meaningfully present the effects of the acquisition of Lazanda by the Company. The Company's expense structure and commercialization infrastructure related to Lazanda are anticipated to differ significantly from the expense structure and commercialization infrastructure maintained by Archimedes with regard to Lazanda. As a result, the Company has concluded that the use of forward-looking information is necessary to meaningfully present the effects of the acquisition. Based on the guidance provided by the Division in the Letter, the Company has not presented a pro forma statement of operations.

        The following table presents a summary of the purchase price consideration for the Lazanda acquisition (in thousands):

Cash for Lazanda, related property, inventories and other assets	$4,000
Fair Value of contingent consideration	8,004

Purchase Price	$12,004

        The contingent consideration was recognized and measured at fair value as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from Lazanda revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The contingent consideration also includes royalties payable to Archimedes based on net sales where increase in the royalty rate is tied to a reduction in cost of goods sold. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. BUSINESS COMBINATIONS (Continued)

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

        The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset—Lazanda product rights	$10,450
Inventories	1,334
Property, plant and equipment	356
Other assets	116
Current liabilities	(283)
Goodwill	31

$12,004

        The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through August 2022. Total amortization expense for the year ended December 31, 2013 was approximately $0.5 million. For the year ended December 31, 2013, the Company incurred an aggregate of $0.1 million in acquisition-related costs. These expenses are included in selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2013.

        The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which will be amortized to cost of sales as the acquired inventories are sold.

The Zipsor Acquisition

        On June 21, 2012, the Company entered into an Asset Purchase Agreement with Xanodyne, pursuant to which the Company acquired Xanodyne's product Zipsor and related inventory for $26.4 million in cash, and assumed certain product related liabilities relating to Zipsor. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which Depomed's net sales of Zipsor® products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which Depomed's net sales of Zipsor® products exceed $60.0 million.

        In accordance with the authoritative guidance for business combinations, the Asset Purchase Agreement with Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under SEC Regulation S-X.

        Pursuant to the Asset Purchase Agreement, $3.0 million of the initial payment will be held in escrow for 18 months and applied towards the indemnification obligations of Xanodyne as set forth in the Asset Purchase Agreement.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. BUSINESS COMBINATIONS (Continued)

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

$27,739

        The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through July 2019. Total amortization expense for each of the years ended December 31, 2013 and December 31, 2012 was approximately $3.8 million and $2.0 million.

        The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Zipsor for 2013 was $0.7 million. The bargain purchase amount has been recorded within Interest and other income in the accompanying consolidated statement of operations.

NOTE 16. SUBSEQUENT EVENTS

        On March 12, 2014, the FDA approved Mallinckrodt's NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII). The approval of the NDA triggers a $10.0 million milestone payment to the Company under its license agreement with Mallinckrodt,

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SUBSEQUENT EVENTS (Continued)

which is payable within 30 days. The Company will recognize the entire milestone payment in the first quarter of 2014. The Company will also receive high single digit royalties on net sales of XARTEMIS XR.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth certain unaudited quarterly financial data for each of the eight quarters beginning with the quarter ended March 31, 2012 through the quarter ended December 31, 2013 (in thousands). This quarterly financial data is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2013 Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Product sales	$9,129	$14,106	$16,278	$18,789
Total revenues	26,174	29,963	37,460	40,608
Gross margin on product sales	7,645	12,418	14,527	16,621
Income (loss) from operations	(5,533)	532	6,838	7,480
Net income (loss)	(5,480)	478	6,514	41,801
Basic net income (loss) per share	$(0.10)	$0.01	$0.11	$0.73
Diluted net income (loss) per share	$(0.10)	$0.01	$0.11	$0.72

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$2,109	$3,201	$9,684	$12,489
Total revenues	16,835	14,110	33,282	26,590
Gross margin on product sales	1,591	1,759	7,921	10,173
Income (loss) from operations	(8,938)	(15,983)	(1,541)	(3,891)
Net income (loss)	(8,804)	(15,780)	(1,495)	(3,704)
Basic net income (loss) per share	$(0.16)	$(0.28)	$(0.03)	$(0.07)
Diluted net income (loss) per share	$(0.16)	$(0.28)	$(0.03)	$(0.07)

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue(1)	Change in Deferred Revenue(1)	Deductions(2)	Balance at End of Year
Sales and return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2013	$15,159	$28,743	$—	$(24,172)	$19,730
Year ended December 31, 2012	$12,559	$12,872	$(611)	$(9,661)	$15,159
Year ended December 31, 2011	$8,092	$12,960	$516	$(9,009)	$12,559

		Additions
	Balance at Beginning of Year	Additions charged to costs and expenses	Other Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
Year ended December 31, 2013(3)	$42,500	$—	$—	$(39,830)	$2,670
Year ended December 31, 2012	$34,700	$7,800	$—	$—	$42,500
Year ended December 31, 2011(4)	$62,300	$—	$—	$(27,600)	$34,700

(1)
Additions to sales discounts and allowances are recorded as a reduction of deferred revenue until such time revenue is recognized.

(2)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

(3)
The Company reversed a valuation allowance of $39.8 million.

(4)
Valuation allowance reduced by $27.6 million due to a reduction in the Company's deferred tax assets.