Form 10-Q
period 2014-03-31
DEPOMED INC
filed 2014-05-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 7, 2014 was 57,991,435.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$195,286	$244,674
Marketable securities	13,202	27,263
Accounts receivable, net	12,750	11,451
Receivables from collaborative partners	34,915	10,824
Inventories	8,494	10,145
Deferred tax assets, net	26,860	26,860
Prepaid and other current assets	21,798	5,828
Total current assets	313,305	337,045
Marketable securities, long-term	4,577	4,080
Property and equipment, net	8,142	8,340
Intangible assets, net	79,982	82,521
Deferred tax assets, net, non-current	62,374	76,342
Other assets	325	325
	$468,705	$508,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,474	$34,935
Income taxes payable	1,645	61,875
Deferred license revenue	3,041	3,041
Liability related to the sale of future royalties and milestones	74,073	56,357
Other current liabilities	649	649
Total current liabilities	118,882	156,857
Deferred license revenue, non-current portion	11,715	12,475
Contingent consideration liability	11,730	11,264
Liability related to the sale of future royalties and milestones, less current portion	152,978	177,624
Other long-term liabilities	13,051	13,017
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value, 100,000,000 shares authorized; 57,794,576 and 57,369,683 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	225,363	221,124
Additional paid-in capital	1,112	347
Accumulated deficit	(66,109)	(84,048)
Accumulated other comprehensive income (loss), net of tax	(17)	(7)
Total shareholders’ equity	160,349	137,416
	$468,705	$508,653

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Product sales	$21,506	$9,129
Royalties	494	14,081
License and other revenue	11,760	2,964
Non-cash PDL royalty revenue	42,784	—
Total revenues	76,544	26,174

Costs and expenses:
Cost of sales	3,702	1,484
Research and development expense	2,042	3,298
Selling, general and administrative expense	32,517	25,963
Amortization of intangible assets	2,539	962
Total costs and expenses	40,800	31,707

Income (loss) from operations	35,744	(5,533)

Other income (expense):
Interest and other income	27	70
Interest expense	(626)	(116)
Non-cash interest expense on liability related to sale of future royalties and milestones to PDL	(5,379)	—
Total other expense	(5,978)	(46)

Net income (loss) before income taxes	29,766	(5,579)

Benefit from (provision for) for income taxes	(11,827)	99
Net income (loss)	$17,939	$(5,480)

Basic net income (loss) per share	$0.31	$(0.10)
Diluted net income (loss) per share	$0.30	$(0.10)

Shares used in computing basic net income (loss) per share	57,545,862	56,460,829
Shares used in computing diluted net income (loss) per share	59,923,083	56,460,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$17,939	$(5,480)
Unrealized gains (losses) on available-for-sale securities:
Unrealized losses during period, net of taxes	(10)	(20)
Net unrealized gains (losses) on available-for-sale securities	(10)	(20)
Comprehensive income (loss)	$17,929	$(5,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating Activities
Net income (loss)	$17,939	$(5,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash PDL royalty revenue	(42,784)	—
Non-cash interest expense on liability related to sale of future royalties and milestones to PDL	5,379	—
Depreciation and amortization	3,044	1,295
Amortization of investments	81	(88)
Stock-based compensation	1,871	1,411
Contingent consideration fair value adjustment	466	—
Deferred income taxes	13,968	—
Excess tax benefit from stock-based compensation	(764)	—
Changes in assets and liabilities:		—
Accounts receivable	(3,366)	(1,616)
Inventories	1,652	844
Prepaid and other assets	(1,034)	1,235
Accounts payable and other accrued liabilities	968	316
Accrued compensation	(2,512)	(1,793)
Income taxes payable	(59,467)	—
Deferred revenue	(760)	(992)
Net cash used in operating activities	(65,319)	(4,868)

Investing Activities
Purchases of property and equipment	(660)	(461)
Acquisition of patents	—	(150)
Purchases of marketable securities	(1,538)	(18,295)
Maturities of marketable securities	15,011	16,220
Net cash provided by (used in) investing activities	12,813	(2,686)

Financing Activities
Proceeds from issuance of common stock	2,354	408
Excess tax benefit from stock-based compensation	764	—
Net cash provided by financing activities	3,118	408

Net decrease in cash and cash equivalents	(49,388)	(7,146)
Cash and cash equivalents at beginning of period	244,674	29,076
Cash and cash equivalents at end of period	$195,286	$21,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that we acquired in late December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients that we acquired in July 2013.

The Company also has a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc.

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc. (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant) for sales of extended-release metformin in Korea and Canada, respectively.

The Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate partnering opportunities and monitor competitive developments.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter ended March 31, 2014 are not necessarily indicative of results to be expected for the entire year ending December 31, 2014 or future operating periods.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2013 Form 10-K). The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, as filed with the 2013 Form 10-K.

Reclassification

The Company has reclassified royalty payable to PDL of $6.9 million from “Accounts payable and accrued liabilities” to the current portion of “Liability related to the sale of future royalties and milestones” in the accompanying condensed consolidated balance sheet as of December 31, 2013 to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Depo DR Sub LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the PDL Transaction. The Company contributed to Depo DR Sub all of its right, title and interest in each of the license agreements to receive royalty and milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such right to receive royalty and milestone payments, for an upfront cash purchase price of $240.5 million.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned, and payments received and services performed under contractual arrangements.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements met certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand-alone value to the Company’s customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that the Company remains obligated to perform services.

•                  Product Sales — The Company sells commercial products to wholesale distributors and retail pharmacies. Products sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer.

•                  Product Sales Allowances — The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns — The Company allows customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on Gralise, Zipsor, CAMBIA and Lazanda. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of our commercialization agreement with Santarus in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne. Under the terms of the CAMBIA Asset Purchase Agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of Lazanda product previously sold by Archimedes. See Note 12 for further information on the acquisition of Zipsor, CAMBIA and Lazanda.

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

•                  Wholesaler and Retail Pharmacy Discounts — The Company offers contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from it. These discounts are either taken off-invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

•                  Prompt Pay Discounts — The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

•                  Patient Discount Programs — The Company offers patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

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

•                  Managed Care Rebates — The Company offers discounts under contracts with certain managed care providers who do not purchase directly from it. The Company generally pays managed care rebates one to three months after the quarter in which prescriptions subject to the rebate are filled.

•                  Medicare Part D Coverage Gap Rebates — The Company participates in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. The Company generally pays Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

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

In October 2013, the Company sold its interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. This transaction was accounted for as a liability that will be amortized using an interest method over the life of the agreement. As a result of this liability accounting, even though the Company does not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, the Company will continue to record revenue related to these royalties and milestones.

•                  License and Collaborative Arrangements — Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement; (2) consideration earned relates to past performance and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance, the consideration earned relates solely to past performance, and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as a reduction to deferred tax assets rather than as a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for our interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on our financial position or results of operation.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us during the first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. The adoption of this standard did not have a material impact on our financial position or results of opration.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of March 31, 2014 and December 31, 2013 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$19,269	$—	$—	$19,269
Money market funds	176,017	—	—	176,017
Total cash and cash equivalents	$195,286	$—	$—	$195,286

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$9,199	$6	$(4)	$9,201
Government agency debt securities	4,000	—	—	4,000
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,576	4	(2)	4,578
Total available-for-sale securities	$17,775	$10	$(6)	$17,779

Total cash, cash equivalents and marketable securities	$213,061	$10	$(6)	$213,065

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$26,728	$—	$—	$26,728
Money market funds	217,946	—	—	217,946
Total cash and cash equivalents	$244,674	$—	$—	$244,674

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$12,440	$8	$(2)	$12,446
Government agency debt securities	14,814	3	—	14,817
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,075	5	—	4,080
Total available-for-sale securities	$31,329	$16	$(2)	$31,343

Total cash, cash equivalents and marketable securities	$276,003	$16	$(2)	$276,017

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company invests its cash in marketable securities with U.S. Treasury and government agency securities, and high quality securities of U.S. and international financial and commercial institutions and, to date has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive gain (loss) within shareholders’ equity. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the condensed consolidated statement of operations.

At March 31, 2014, the Company had eight securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$3,935	$(6)	$—	$—	$3,935	$(6)
Total available-for-sale	$3,935	$(6)	$—	$—	$3,935	$(6)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2014.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$176,017	$—	$—	$176,017
Corporate debt securities	—	13,779	—	13,779
Government agency debt securities	—	4,000	—	4,000
Total	$176,017	$17,779	$—	$193,796

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,682	$1,682
Contingent consideration- Lazanda	—	—	8,993	8,993
Contingent consideration- CAMBIA	—	—	1,055	1,055
Unfavorable contract assumed	—	—	3,692	3,692
Contingent consideration	$—	$—	$15,422	$15,422

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$217,946	$—	$—	$217,946
Corporate debt securities	—	16,526	—	16,526
Government agency debt securities	—	14,817	—	14,817
Total	$217,946	$31,343	$—	$249,289

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,638	$1,638
Contingent consideration- Lazanda	—	—	8,616	8,616
Contingent consideration- CAMBIA	—	—	1,010	1,010
Unfavorable contract assumed	—	—	3,540	3,540
	$—	$—	$14,804	$14,804

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our condensed consolidated statement of operations. Changes in fair value included within interest and other expense in the accompanying condensed consolidated statement of operations for the 3 months ended March 31 2014 and 2013 was $0.6 million and $0.1million, respectively.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus as part of a legal settlement unrelated to the CAMBIA acquisition. The liability of $3.7 million recorded above represents the fair value of the amounts by which the contract terms are unfavorable compared to the current market pricing and a probability weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party within a specified time frame. The contract may be terminated if the third party fails to achieve these milestones in which case the fair value of the liability as of the date of the termination will be reversed on the condensed consolidated balance sheet and reflected in the condensed consolidated statement of operations as a credit within interest and other income. The Company will determine the fair value of this liability at each reporting period and record any changes within the condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 (in thousands):

	Balance at	Changes	Balance at
	December 31,	in	March 31,
	2013	fair value	2014
Liabilities:
Contingent consideration obligations- Zipsor	$1,638	$44	$1,682
Contingent consideration obligations- Lazanda	8,616	377	8,993
Contingent consideration obligations- CAMBIA	1,010	45	1,055
Unfavorable contract assumed	3,540	152	3,692
Total	$14,804	$618	$15,422

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting solely of share based payments, for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2014	2013

Numerator:
Net income (loss)	$17,939	$(5,480)
Denominator for basic net income (loss) per share	57,546	56,461
Net effect of potential dilutive common shares	2,377	—
Denominator for diluted net income (loss) per share:	59,923	56,461
Basic net income (loss) per share	$0.31	$(0.10)
Diluted net income (loss) per share	$0.30	$(0.10)

For the three months ended March 31, 2014 and 2013, the total number of antidilutive outstanding common stock options excluded from the diluted net income per common share computation was 0.8 million and 7.5 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Mallinckrodt (formerly Covidien)

In November 2008, the Company entered into a license agreement related to two acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize its Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates, two of which Mallinckrodt has elected to develop.

Since inception of the contract, the Company received $22.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. On March 12, 2014, the FDA approved XARTEMIS XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which was received in April 2014. The Company receives high single digit royalties on net sales of XARTEMIS XR, which was launched in March 2014.

Janssen

Since inception of the contract, the Company has received $10 million in upfront and milestone payments, and are eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between the Company and Janssen related to fixed dose combinations of extended release metformin and Janssen’s type 2 diabetes product candidate canagliflozin.

Under the agreement, the Company granted Janssen a license to certain patents related to its Acuform drug delivery technology to be used in developing the combination products. The Company also granted Janssen a right to reference the Glumetza NDA in Janssen’s regulatory filings covering the products. In February 2013 and December 2013, the Company completed two projects for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013 and $1.4 million during the fourth quarter of 2013.

In August 2012, the Company entered into a license agreement with Janssen that grants Janssen a non-exclusive license to certain patents and other intellectual property rights to its Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). The Company received a $10 million upfront license fee and will receive low single digit royalties on net sales of NUCYNTA ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to its Acuform drug delivery technology for an IW-3718, an Ironwood product candidate under evaluation for refractory GERD.

Since inception of the contract, the Company has received $3.4 million under the agreement, which includes an upfront payment, reimbursement of initial product formulation work, and three milestones payments, of which one milestone payment of $1.0 million was recognized in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood.

Salix (formerly Santarus Inc.)

In August 2011, the Company entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the promotion agreement between the parties previously entered into in July 2008. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. Santarus was acquired by Salix Pharmaceuticals, Inc. (Salix) in January 2014.

Under the commercialization agreement, Salix was also required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties were to share proceeds equally based on a gross margin split. Royalty revenue from Salix for the three months ended March 31, 2013 was $13.3 million. In October 2013, the Company sold its interest in the Glumetza royalties to PDL.

Pursuant to the original promotion agreement, Salix paid the Company a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Salix promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Salix and managing the patent infringement lawsuits against Sun and Lupin. At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of the Company’s manufacturing obligations to February 2016, which is now the estimated date the Company expects its obligations will be completed under the commercialization agreement.

The Company recognized approximately $0.4 million of revenue associated with this upfront license fee for the three months ended March 31, 2014 and 2013 respectively. The remaining deferred revenue balance is $2.7 million at March 31, 2014.

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

The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company’s obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the sole supplier of the 1000mg Glumetza. The Company recognized $0.4 million of license revenue related to the amortization of this upfront fee for the three months ended March 31, 2014 and 2013. The remaining deferred revenue balance related to the $25.0 million upfront payment was $12.1 million as of March 31, 2014.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of sales	$12	$10
Research and development expense	53	110
Selling, general and administrative expense	1,806	1,291
Total	$1,871	$1,411

At March 31, 2014, the Company had $17.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.5 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2014	2013

Raw materials	$1,306	$1,951
Work-in-process	651	181
Finished goods	7,580	9,056
Less: allowance for obsolescence	(1,043)	(1,043)
Total	$8,494	$10,145

Inventories relate to the manufacturing costs of the Company’s Gralise, CAMBIA, Zipsor and Lazanda products at March 31, 2014.

The fair value of inventories acquired included a step-up in the value of CAMBIA, Zipsor and Lazanda inventories of $3.7 million, $1.9 million and $0.6 million, respectively, which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA, Lazanda and Zipsor inventories was $1.4 million, $0.1 million, and zero for the three months ended March 31, 2014, respectively. The cost of sales related to the step-up value of Zipsor was $0.4 million for the three months ended March 31, 2013. The Company acquired Lazanda in July 2013 and CAMBIA in December 2013.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013

Accounts payable	$1,916	$2,232
Accrued compensation	4,565	7,077
Accrued rebates and sales discounts	9,761	8,594
Allowance for product returns	10,700	10,278
Accrued contract sales organization fees	450	962
Inventory and other contract manufacturing accruals	1,093	87
Other accrued liabilities	10,989	5,705
Total accounts payable and accrued liabilities	$39,474	$34,935

	—	—

NOTE 8.  LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

In October 2013, the Company sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. The Company has significant continuing involvement in the PDL transaction primarily due to an obligation to act as the intermediary for the supply of 1,000 mg Glumetza to Santarus, the licensee of Glumetza. Under the relevant accounting guidance, because of its significant continuing involvement, the PDL transaction has been accounted for as debt and is bieng amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company is required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received will be recorded as interest expense over the life of the debt. Consequently, the Company imputes interest on the unamortized portion of the debt and records interest expense using an estimated interest rate for an arms-length debt transaction. Our estimate of the interest rate under the arrangement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, the Company will prospectively adjust the amortization of the debt and the interest rate.

As royalties are remitted to PDL from Depo DR Sub as described at Note 1 above, the balance of the debt will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statement of operations over the term of the PDL agreement. The Company recognized $42.8 million in non-cash royalty revenue and incurred $5.4 million in non- cash interest expense for the three months ended March 31, 2014.

As of March 31, 2014, the liability related to PDL Transaction was $227.5 million. In addition the amount receivable from our collabarative partners with respect to the PDL transaction was $22.1 million and cash received but not remitted to PDL was $14.9 million which has been reflected within “Receivables from collaborative partners” and “prepaid and other current assets” respectively, in the accompanying condensed consolidated balance sheets as of March 31, 2014. The amounts receivable from our collabarative partners with respect to the PDL transaction was $6.4 million and cash received but not remitted to PDL was zero as of December 31, 2013.

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2014 employees exercised options to purchase 424,893 shares of the Company’s common stock with net proceeds to the Company of approximately $2.4 million. For the three months ended March 31, 2013, employees exercised options to purchase 119,240 shares of the Company’s common stock with net proceeds to the Company of approximately $0.4 million.

NOTE 10.  INCOME TAXES

The income tax provision includes federal, state and local income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company estimates the annual impact of certain factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.

For the three months ended March 31, 2014, the difference between the recorded provision from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments. For the three months ended March 31, 2013, the difference between the recorded benefit from income taxes and the tax benefit, based on the federal statutory rate of 35%, was primarily attributable to the net operating losses not benefitted, offset by non-deductible expenses.

At both December 31, 2013 and March 31, 2014, the Company had $3.9 million of unrecognized tax benefits. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which we operate until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.1 million of accrued interest and penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months.

NOTE 11. LEASES

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $13.0 million in aggregate as rent over the term of the lease for the above premises. Deferred rent for the lease was approximately $1.6 million as of March 31, 2014.

Rent expense for the lease was approximately $0.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 12. BUSINESS COMBINATIONS

The CAMBIA Acquisition

On December 17, 2013, the Company entered into an Asset Purchase Agreement (CAMBIA Asset Purchase Agreement) with Nautilus Neurosciences, Inc., a Delaware corporation (Nautilus), pursuant to which the Company acquired from Nautilus all of the rights to CAMBIA® (diclofenac potassium for oral solution), including related product inventory, and assumed from Nautilus certain liabilities relating to CAMBIA, for an initial payment of $48.7 million in cash.

Pursuant to the CAMBIA Asset Purchase Agreement, $7.5 million of the initial payment will be held in escrow for 24 months and applied towards the indemnification obligations of Nautilus as set forth in the CAMBIA Asset Purchase Agreement.

In addition to the initial payment, the Company agreed to pay one-time, contingent cash payments upon the achievement of certain CAMBIA net sales milestones.  Up to $5.0 million in sales milestones are payable to Nautilus, and up to $10.0 million in sales milestones are payable to third parties pursuant to contracts assigned to the Company. The net sales thresholds triggering such milestone payments to Nautilus range up to $100.0 million in calendar year net sales. The Company also assumed certain third party royalty obligations totaling not more than 11% of CAMBIA net sales.

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

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset - CAMBIA product rights	$51,360
Inventories	3,837
Other assets	409
Sales reserve liabilities	(1,847)
Unfavorable contract assumed	(3,540)
Bargain purchase	(484)
$49,735

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the assets on a ratable basis through December 2023 as no other method could be reliably estimated. Total amortization expense for the three months ended March 31, 2014 was approximately $1.3 million.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus as part of a legal settlement unrelated to the CAMBIA acquisition. The liability of $3.5 million recorded above represents the fair value of the amounts by which the contract terms are unfavorable compared to the current market pricing and a probability weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party within a specified time frame. The contract may be terminated if the third party fails to achieve these milestones in which case the fair value of the liability as of the date of the termination will be reversed on the balance sheet and reflected in the statement of operations as a credit within interest and other income. The Company will determine the fair value of this liability at each reporting period and record any changes within the condensed consolidated statement of operations.

The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million that will be amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA for the three months ended March 31, 2014 was $1.4 million.

The Lazanda Acquisition

On July 29, 2013, the Company entered into an Asset Purchase Agreement (Lazanda Asset Purchase Agreement) with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes’ product Lazanda® (fentanyl) nasal spray and related inventory for an initial payment of $4.0 million in cash.  The Company also assumed certain liabilities related to Lazanda.

Pursuant to the Lazanda Asset Purchase Agreement, $1.0 million of the initial payment will be held in escrow for 18 months and applied towards the indemnification obligations of Archimedes as set forth in the Lazanda Asset Purchase Agreement.

In addition to the initial payment, the Company will also pay royalties on its net sales of Lazanda. In 2013 and 2014, the Company will not pay royalties to Archimedes, and third party royalties assumed by the Company in connection with the acquisition will be less than 5% of the Company’s net sales of Lazanda. Thereafter, the Company will pay royalties to Archimedes and third parties totaling 13% to 15% of the Company’s net sales of Lazanda. In addition to the initial payment and royalties, the Company will pay to Archimedes the following one-time, contingent cash payments upon the achievement by the Company’s net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 million at the end of the first calendar year in which net sales of Lazanda are $100.0 million.

In accordance with the authoritative guidance for business combinations, the Lazanda Asset Purchase Agreement with Archimedes was determined to be a business combination and was accounted for using the acquisition method of accounting.

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
$12,004

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying consolidated condensed balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through August 2022. Total amortization expense for the three months ended March 31, 2014 was approximately $0.3 million.

The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which will be amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda for the three months ended March 31, 2014 was $0.1 million.

The Zipsor Acquisition

On June 21, 2012, the Company entered into an Asset Purchase Agreement (Zipsor Asset Purchase Agreement) with Xanodyne, pursuant to which the Company acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain product related liabilities relating to Zipsor. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which the Company’s net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which the Company’s net sales of Zipsor products exceed $60.0 million.

In accordance with the authoritative guidance for business combinations, the Zipsor Asset Purchase Agreement with Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting.

Pursuant to the Zipsor Asset Purchase Agreement, $3.0 million of the initial payment will be held in escrow for 18 months and applied towards the indemnification obligations of Xanodyne as set forth in the Zipsor Asset Purchase Agreement.

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
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through July 2019. Total amortization expense for both the three months ended March 31, 2014 and 2013 was approximately $1.0 million.

The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which has been amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Zipsor for the three months ended March 31, 2014 and 2013 was zero and $0.4 million, respectively.

NOTE 13. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia, CAMBIA® (diclofenac potassium for oral solution), our non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate pain in adults, Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough cancer pain in adult, opioid-tolerant cancer patients;

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

•                  any additional patent infringement or other litigation that may be instituted related to Gralise, CAMBIA, Zipsor,  Lazanda or any other of our products or product candidates;

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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), our non-steriodal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steriodal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013.We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc.

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus Inc. (Santarus) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) from LG and Valeant for sales of extended-release metformin in Korea and Canada, respectively.

As of March 31, 2014, we have one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and we announced a summary of the results of that trial in November 2012. We continue to evaluate partnering opportunities for DM-1992 and monitor competitive developments.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Management of postherpetic neuralgia	Currently sold in the United States. Launched in October 2011

CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the United States. Acquired in December 2013

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the United States. Acquired in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen)	Management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate	Mallinckrodt	Approved by the FDA in March 2014

MNK-155	Pain	Mallinckrodt	Completed Phase 3 clinical trials

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	Currently sold in the United States and Canada; License covers sales of NUCYNTA® ER in the United States, Canada and Japan.

IW-3718 Refractory GERD program using Acuform®	Refractory GERD	Ironwood	In clinical development

Depomed Product Pipeline

Product	Indication	Status

DM-1992	Parkinson’s disease	Top-line results of Phase 2 study reported in November 2012

Commercialized Products

Gralise (Gabapentin) Tablets for the Management of Postherpetic Neuralgia (PHN)

In October 2011, we launched and announced the commercial availability of Gralise. Gralise is prescribed for the treatment of postherpetic neuralgia. Gralise product sales for the three months ended March 31, 2014 and 2013 were $10.9 million and $6.1 million, respectively.

CAMBIA® (Diclofenac Potassium for Oral Solution) for the Acute Treatment of Migraine Attacks in Adults 18 Years of Age or Older

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA and related product inventory on December 17, 2013 from Nautilus Neurosciences, Inc. (Nautilus), for $48.7 million and the assumption of certain product-related liabilities. We also assumed certain annual third party royalty obligations totaling not more than 11% of CAMBIA net sales.

We began promotion of CAMBIA in late December 2013. Our CAMBIA product sales were $4.6 million for the three months ended March 31, 2014.

Zipsor (Diclofenac Potassium) Liquid-Filled Capsules for Mild to Moderate Acute Pain

Zipsor is a NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne) for $25.9 million in cash and the assumption of certain product-related liabilities.

We began promotion of Zipsor in July 2012. We recognized $5.3 million and $3.0 million in Zipsor product sales for the three months ended March 31, 2014 and 2013, respectively.

Lazanda® (Fentanyl) Nasal Spray for the Management of Breakthrough Pain in Cancer Patients, 18 Years of Age and Older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age or older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda and certain related product inventory on July 29, 2013 from Archimedes for $4.0 million in cash and the assumption of certain product-related liabilities.

We began promotion of Lazanda in August 2013. Our Lazanda product sales were $0.7 million for the three months ended March 31, 2014.

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

We have received $22.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5 million following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. On March 12, 2014, the FDA approved XARTEMIS XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to us, which we received in April 2014. We receive high single digit royalties on net sales of XARTEMIS XR, which was launched in March 2014.

Ironwood Pharmaceuticals, Inc.—IW-3718 for Refractory GERD

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for an IW-3718, an Ironwood product candidate under evaluation for refractory GERD.

We have received $3.4 million under the agreement, which includes an upfront payment, reimbursement of initial product formulation work, and three milestones payments, of which one milestone payment of $1.0 million was recognized in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood.

Licensing and Development Agreements Sold to PDL in October 2013

In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus Inc. (Santarus) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) from LG and Valeant for sales of extended-release metformin in Korea and Canada, respectively. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

Salix (formerly Santarus)—Glumetza®

In August 2011, we entered into a commercialization agreement with Santarus granting Santarus exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Santarus exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. Santarus was acquired by Salix Pharmaceuticals, Inc. (Salix) in January 2014. We recognized $13.3 million in royalty revenue for the three months ended March 31, 2013 under the commercialization agreement.

Salix pays royalties on Glumetza net product sales in the United States as follows: 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will thereafter equally share Glumetza proceeds based on a gross margin split.

Janssen Pharmaceutica N.V.

We have received $10 million in upfront and milestone payments, and are eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between us and Janssen related to fixed dose combinations of extended release metformin and Janssen’s type 2 diabetes product candidate canagliflozin.

Under the agreement, we granted Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. We also granted Janssen a right to reference the Glumetza NDA in Janssen’s regulatory filings covering the products.

In February 2013, we completed a projects for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013.

Product Candidate

DM-1992 for Parkinson’s Disease

In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson’s disease. The trial was a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The trial enrolled 34 patients at eight U.S. centers. The study assessed efficacy, safety and pharmacokinetic variables. The primary endpoint for the study was change in off time as measured by patient self-assessment and clinician assessment.

Enrollment was completed in July 2012 and the study was completed in September 2012. In November 2012, we reported top-line results of the Phase 2 study, which we continue to evaluate as we consider partnering opportunities for DM-1992 and monitor competitive developments.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2013 Form 10-K with the SEC on March 17, 2014. For a description of our critical accounting policies, please refer to our 2013 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013

Product sales:
Gralise	$10,860	$6,089
Zipsor	5,343	3,040
Cambia	4,623	—
Lazanda	680	—
Total product sales	21,506	9,129

Royalties:
Glumetza US	—	13,288
Others	494	793
Total royalty revenue	494	14,081

Non-cash PDL royalty revenue	$42,784	$—

License and Other revenue:
Glumetza	$760	$760
Mallinckrodt	10,000	—
Janssen	—	2,204
Other	1,000	—
Total license and other revenue:	11,760	2,964

Total revenues	$76,544	$26,174

Product sales

Gralise. We began selling Gralise in October 2011. The increase in Gralise product sales in first quarter 2014 relative to the comparable quarter in 2013 is primarily a result of higher prescription demand and, to a lesser extent, price increases. We expect Gralise product sales and prescriptions to increase from current levels for the remainder of 2014.

CAMBIA. We acquired and began selling CAMBIA in December 2013. We expect CAMBIA product sales and prescriptions to increase from current levels for the remainder of 2014.

Zipsor. We acquired and began selling Zipsor at the end of June 2012. The increase in Zipsor product sales in first quarter 2014 relative to the comparable quarter in 2013 is primarily a result of higher prescription demand and, to a lesser extent, price increases. We expect Zipsor product sales to increase from current levels for the remainder of 2014.

Lazanda. We acquired Lazanda in July 2013 and began selling Lazanda in August 2013. We expect Lazanda product sales and prescriptions to increase from current levels for the remainder of 2014.

Royalties

Glumetza US . Until October 1, 2013, we received royalties from Salix based on net sales of Glumetza in the United States. Royalty revenue from Salix for the three months ended March 31, 2013 was $13.3 million and represents a 32.0% royalty on Salix’s net sales of Glumetza. In October 2013, we sold our interest in the Glumetza royalties to PDL, as discussed below.

Other Royalties.  Other royalties for the first quarter of 2014 include royalties from Janssen on net sales of NUCYNTA ER and royalties from Mallinckrodt on net sales of XARTEMIS XR, which was launched in March 2014. Other royalties in the first quarter of 2013 include royalties from Janssen on net sales of NUCYNTA ER, royalties from Merck on net sales of Janumet XR, and royalties from Valeant on net sales Glumetza in Canada. In October 2013, we sold our interests in Janumet XR and Glumetza Canadian royalties to PDL.

Non-Cash Royalty Revenue Related to the PDL Transaction. In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. This transaction was accounted for as debt that will be amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, we will continue to record revenue related to these royalties and milestones until the amount of the associated debt and related interest is fully amortized. We recognized $42.8 million of non-cash revenue associated with the PDL Transaction in the first quarter of 2014.

License and Other Revenue

Glumetza. Glumetza license revenue for the three months ended March 31, 2014 and 2013 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Salix in July 2008.

We are recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the United States and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza.

We are recognizing the $12.0 million upfront license payment from Salix as revenue ratably until February 2016, which is the estimated date we expect our obligations will be completed under the commercialization agreement.

Mallinckrodt (formerly Covidien). In March 2014, the FDA approved Mallinckrodt’s NDA for XARTEMIS XR. The approval of the NDA triggered a $10.0 million nonrefundable milestone payment to us under our license agreement with Mallinckrodt, which we received in April 2014. As the nonrefundable milestone was both substantive in nature and related to past performance, achievement was not reasonably assured at the inception of the agreement and the collectability of the milestone was reasonably assured, we recognized the entire milestone payment as revenue in the first quarter of 2014.

Janssen.  In February 2013, we completed a project for Janssen related to Janssen’s type 2 diabetes product candidate canagliflozin and recognized $2.2 million in revenue.

Other.  In March 2014, we recognized $1.0 million in revenue relating to a milestone earned under our license agreement with Ironwood related to Ironwood’s IW-3718 product candidate for refractory GERD commencing clinical trials. As the nonrefundable milestone was both substantive in nature and related to past performance, achievement was not reasonably assured at the inception of the agreement and the collectability of the milestone was reasonably assured, we recognized the $1.0 million as revenue during the first quarter of 2013.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three months ended March 31, 2014 as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of sales	$3,702	$1,484
Dollar change from prior year	2,218
Percentage change from prior year	149.5%

We expect cost of sales to increase for the remainder of 2014 as we expect product sales to increase from current levels.

We began selling CAMBIA in December 2013. The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA was $1.4 million for the three months ended March 31, 2014. We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda was $0.1 million at March 31, 2014. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, of which $0.4 million was amortized to cost of sales at March 31, 2013.

Cost of sales for the three months ended March 31, 2014 relates to Gralise, CAMBIA, Zipsor and Lazanda. Cost of sales for the three months ended March 31, 2013 relates to Gralise and Zipsor. Cost of sales increased in 2014 as a result of increased sales of Gralise and Zipsor and the acquisition of CAMBIA and Lazanda products in 2013.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three months ended March 31, 2014 as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Research and development expense	$2,042	$3,298
Dollar change from prior year	(1,256)
Percentage change from prior year	-38.1%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended March 31,
(In thousands)	2014	2013

SEFELSA	$—	$1,980
DM-1992	—	198
Other projects	2,042	1,120
Total research and development expense	$2,042	$3,298

The decrease in research and development expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to reduced costs related to our Sefelsa program, which was ceased in the first quarter of 2013. We expect research and development expense for the remainder of 2014 to increase from current levels, primarily as a result of pediatric studies relating to Zipsor and CAMBIA that we intend to undertake for the remainder of 2014.

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

	Three Months Ended March 31,
	2014	2013

Selling, general and administrative expense	$32,517	$25,963
Dollar change from prior year	6,554
Percentage change from prior year	25.2%

The increase in selling, general and administrative expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to sales and marketing expense related to Lazanda and CAMBIA which we acquired in July 2013 and December 2013 respectively and higher legal expenses related to our ongoing patent litigation.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2014	2013

Amortization of intangible assets- Zipsor	$964	$962
Amortization of intangible assets- Lazanda	291	—
Amortization of intangible assets- CAMBIA	1,284	—
	$2,539	$962

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three months ending March 31, 2013 and March 31, 2014 was approximately $1.0 million for each period. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.9 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date we acquired Lazanda. Total amortization expense for the three months ending March 31, 2014 was approximately $0.3 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $1.2 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date we acquired CAMBIA. Total amortization expense for the three months ending March 31, 2014 was approximately $1.3 million. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $5.1 million.

Interest Income and Expense

	Three Months Ended March 31,
(In thousands)	2014	2013

Interest and other income	$27	$70
Non-cash interest expense on liability related to sale of future royalties	(5,379)	—
Interest expense	(626)	(116)
Net interest income (expense)	$(5,978)	$(46)

Interest and other income decreased during the three months ended March 31, 2014 as compared to the corresponding period in 2013 as a result of lower investment balances.

The increase in non-cash interest expense on liability related to the PDL Transaction for the three months ended March 31, 2014 compared to the year ended March 31, 2013 is attributable to the royalty sale transaction that we completed in 2013. As described above, this transaction has been recorded as debt under the applicable accounting guidance. We impute interest on the transaction and record interest expense using an estimated interest rate to reflect an arms-length debt transaction. Our estimate of the interest rate under the agreement is based on the amount of royalty and milestone payments to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest expense includes the change in the fair value of the contingent liability relating to the CAMBIA, Zipsor and Lazanda acquisitions.

Income Tax Provision (Benefit)

At the end of 2013, the Company released its valuation allowance that has an impact to the comparison of the first quarter 2014 provision for income taxes when compared to the same period for the first quarter 2013. For the three months ended March 31, 2014, the Company recorded a provision from income taxes of $11.8 million, compared to a benefit from income taxes of $0.1 million for the same period in 2013. The increase in the provision from income taxes in the three months ended March 31, 2014, compared to the same period in 2013, is primarily attributable to the amount of income earned in the first quarter 2014 compared to the loss in the first quarter 2013. The Company paid approximately $58.0 million in taxes in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(In thousands)	2014	2013

Cash, cash equivalents and marketable securities	$213,065	$276,017

Since inception through March 31, 2014, we have financed our product development efforts and operations primarily from private and public sales of equity securities, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise, CAMBIA, Zipsor and Lazanda;

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

The inability to raise any additional capital that may be required to fund our operations could have a material adverse effect on our company.

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2014 and 2013 were approximately $65.3 million, and $4.9 million, respectively. Net cash used in the three months ended March 31, 2014 was primarily related to income tax payments totaling approximately $58.0 million related to the year ended December 31, 2013.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2014 was approximately $12.8 million primarily due to higher maturities of marketable securities relative to purchases of marketable securities.Net cash used in investing activities during the three months ended March 31, 2013 was approximately $2.7 million primarily due to higher purchases of marketable securities relative to proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2014 and 2013 were approximately $3.1 million and $0.4 million, respectively, and consisted of proceeds from employee option exercises.

Contractual Obligations

As of March 31, 2014, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Operating leases	$1,188	$2,740	$3,038	$6,047	$13,013
Purchase commitments	2,818	—	—	—	2,818
	$4,006	$2,740	$3,038	$6,047	$15,831

At March 31, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.8 million under our manufacturing agreements related to Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In April 2012, we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012 and an additional 8,000 rentable square feet commencing no later than December 1, 2015. The Newark lease included free rent for the first five months of the lease. Lease payments began in May 2013. We will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest. Depomed’s Menlo Park lease ended in January 2013.

The contractual obligations reflected in the above table exclude up to $5.0 million, $15.0 million and $10.0 million in contingent sales and other milestones we may be obligated to pay in the future under our asset purchase agreements with Xanodyne for Zipsor, Archimedes for Lazanda and Nautilus and other third parties for CAMBIA, respectively. The fair values of these obligations are included within the contingent consideration liability in the accompanying condensed consolidated balance sheet.

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $0.5 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk compared to the disclosures in Item 7A of our Annual Report on the 2013 Form 10-K.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Gralise ANDA Filers

Between March 2012 and May 2012, we filed lawsuits in the United States District Court for the District of New Jersey in response to six Abbreviated New Drug Applicants (ANDAs) filed by companies seeking to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of our patents listed in the Orange Book for Gralise. The lawsuits have been consolidated for purposes of all pretrial proceedings. Our lawsuits against two of the six Gralise ANDA filers, Impax Laboratories and Watson Laboratories, have been dismissed as a result of the withdrawal of the ANDAs from consideration by the FDA. Our lawsuit against another ANDA filer, Par Pharmaceuticals Inc., has been dismissed because the ANDA filer no longer seeks approval of its Gralise ANDA prior to the expiration of our Gralise Orange Book-listed patents.   In April 2014, we entered settlement agreements with Incepta Pharmaceuticals and Abon Pharmaceuticals LLC (collectively Incepta) and with Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively, Zydus) pursuant to which Incepta and Zydus may begin selling generic versions of Gralise on January 1, 2024, or earlier under certain circumstances. The settlement agreements are subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.

As of May 9, 2014, the defendants in the lawsuit include Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis). The patents asserted in the lawsuits include U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; 6,723,340; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992. The asserted patents expire between September 2016 and February 2024.

We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay against Actavis is expected to expire in July 2014.

Fact discovery closed in August 2013. The court issued a Markman claim construction ruling on January 28, 2014. Expert discovery closed in April 2014. A trial has been scheduled to begin on May 12, 2014.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity for Gralise based on the FDA’s interpretation of the law and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law, and the FDA’s action is not consistent with the statute or the FDA’s regulations governing Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity, and an order that the FDA act accordingly. Briefing in the case was completed in March 2013, a hearing on our summary judgment motion was held in August 2013, and we are awaiting a decision.

Depomed v. Purdue

In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue for patent infringement arising from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the United States. The patents we asserted in the lawsuit include U.S. Patent Nos. 6,340,475 and 6,635,280, both of which expire in September 2016.  Fact discovery in the case is ongoing and no trial date has been set.

In January 2014, Purdue filed a petition with the United States Patent and Trademark Office Patent Trial and Appeal Board (PTAB) challenging the validity of the patents asserted in the litigation and requesting an inter parties review of the claims asserted in the litigation. The PTAB has not yet decided whether to institute an inter parties review of the challenged claims.

Depomed v. Endo Pharmaceuticals

In April 2013, we filed a complaint in the United States District Court for the District of New Jersey against Endo, a wholly-owned subsidiary of Endo Health Solutions Inc., for infringement of U.S. Patent Nos. 6,340,475; 6,635,280; and 6,723,340 arising from Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States. Fact discovery in the case is ongoing and no trial date has been set.

In April 2014, Endo filed a petition with the PTAB challenging the validity of the patents asserted in the litigation and requesting an inter parties review of the claims asserted in the litigation. The PTAB has not yet decided whether to institute an inter parties review of the challenged claims.

Depomed v. Banner Pharmacaps

On June 28, 2013, we received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518; and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg. The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book. U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029. The Zipsor Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (Watson) exclusive rights to Banner’s proposed generic Zipsor product.

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

General

We cannot reasonably predict the outcome of the legal proceedings described above, nor can we estimate the amount of loss, or range of loss or other adverse consequence, if any, that may result from these proceedings. As such we are not currently able to estimate the impact of the above litigation on our financial position or results of operations.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2013 Form 10-K.

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

If we do not successfully commercialize Gralise, CAMBIA, Zipsor and Lazanda, our business will suffer.

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

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues from Gralise, CAMBIA, Zipsor and Lazanda and our business will suffer.

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

We are currently involved in patent infringement litigation against the filer of one ANDA to Gralise in connection with lawsuits consolidated in the United States District Court for the District of New Jersey, as described in greater detail under “ITEM 1. LEGAL PROCEEDINGS”above.  The lawsuit was filed in March 2012 against Actavis for infringement of nine U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for Gralise. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expires July 2014. If the litigation is still ongoing after expiration of the 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Gralise prior to resolution of the litigation. Any introduction of one or more products generic to Gralise would harm our business, financial condition and results of operations.

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

Any introduction of one or more products generic to Gralise CAMBIA, Zipsor or Lazanda would harm our business, financial condition and results of operations.  The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, results of operations and financial condition.

We may be unable to compete successfully in the pharmaceutical industry.

Gabapentin is currently sold by Pfizer Inc. as Neurontin® for adjunctive therapy for epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. Pfizer has also developed Lyrica® (pregabalin), which has been approved for marketing in the United States for post herpetic pain, fibromyalgia, diabetic nerve pain, adjunctive therapy, epileptic seizures and nerve pain associated with spinal cord injury. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market Horizant™ (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients.  Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc. , Fentora® and Actiq®, which are sold by Cephalon Inc., Abstral®, which is sold by Galena Biophama Inc. and Onsolis®, which is sold by BioDelivery Sciences International, Inc. (BDSI). Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Par and Actavis.

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

Federal and state governments in the United States continue to propose and pass new legislation, such as the Affordable Care Act (ACA), that is designed to contain or reduce the cost of healthcare. Cost control initiatives could decrease the price that we receive for our products and any product that we may develop or acquire.

If we do not obtain Orphan Drug exclusivity for Gralise in PHN, our business could suffer.

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law and the FDA’s action is not consistent with the statute or the FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity and an order that the FDA act accordingly.

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

All marketing activities associated with Gralise, Zipsor, Lazanda and CAMBIA, as well as marketing activities related to any other products which we acquire or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, the federal government in recent years has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that, apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

We depend on third parties that are single source suppliers to manufacture Gralise, CAMBIA, Zipsor and Lazanda. If these suppliers are unable to manufacture and supply Gralise, CAMBIA, Zipsor or Lazanda or our product candidates, our business will suffer.

Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor from Xanodyne in June 2012. DPT Lakewood Inc. is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our July 2013 acquisition of Lazanda. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our December 2013 acquisition of CAMBIA. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise, Zipsor, Lazanda or CAMBIA, or active pharmaceutical ingredients, excipients or components from our suppliers could adversely affect our business, results of operations and financial condition.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents. In response to our lawsuits, Purdue and Endo are seeking to challenge the validity of the patents we asserted through petitions for inter parties review of the patents made to the United States Patent Trial and Appeal Board (PTAB). We are also engaged in litigation against one Gralise ANDA filer. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

For example, the active ingredients in the products utilizing our Acuform delivery technology that are being developed pursuant to our collaboration with Mallinckrodt include acetaminophen in combination with opiates. In connection with concerns that consumers may inadvertently take more than the recommended daily dose of acetaminophen, potentially causing liver damage, an FDA advisory committee has recommended that prescription products containing acetaminophen in combination with prescription analgesics (including opiates) should include black box warnings and/or be removed from the market. The FDA is evaluating the recommendations and has indicated that such an evaluation will take some time. The FDA is not required to accept advisory committee recommendations. Mallinckrodt’s ability or willingness to develop and market the products subject to our collaboration may be adversely affected by actions of the FDA in response to the advisory committee recommendations.

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP) or Quality System Regulation (QSR). The FDCA, the Controlled Substances Act of 1970 (CSA) and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, with respect to Lazanda, we and our partners are also subject to ongoing United States Drug Enforcement Agency (DEA) regulatory obligations, including annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

Lazanda is an opioid analgesic that contains fentanyl, a regulated “controlled substance” under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the United States Drug Enforcement Agency (DEA). The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Fentanyl is listed by the DEA as a Schedule II substance under the CSA. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

•              the degree of commercial success of Gralise, CAMBIA, Zipsor and Lazanda;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Additionally, any significant drops in our stock price, such as the ones we experienced following the announcement of our Sefelsa Phase 3 trial results in October 2009 and October 2011 the announcement of the vote by the Reproductive Health Drugs Advisory Committee of the FDA against the approval of Sefelsa in March 2013 and the FDA’s issuance of a CRL to the NDA for Sefelsa, could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

We have incurred operating losses in the past and may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three months ended March 31, 2014, we recognized net income of $17.9 million. For the year ended December 31, 2013, we recognized income of $43.3 million. Although we have achieved profitability for certain prior periods, we may incur operating losses in 2014 and in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

We have adopted a shareholder rights plan, commonly known as a “poison pill.” The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

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

As of March 31, 2014, we had approximately $89.2 million in net deferred tax assets. These deferred tax assets are principally comprised of a temporary difference related to the income tax recognition effect of the PDL transaction and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3 (3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4 (4)	Bylaws, as amended
4.1 (5)	Rights Agreement, dated as of April 21, 2005, between the Company and Continental Stock Transfer and Trust Company as Rights Agent
10.1	Depomed, Inc. Bonus Plan (as amended through February 19, 2014)
10.2	Letter Agreement dated February 18, 2014 between the Company and Michael Sweeney, M.D.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

Date: May 9, 2014	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer