Form 10-Q
period 2014-06-30
DEPOMED INC
filed 2014-08-06
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 4, 2014 was 58,476,660.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$211,145	$244,674
Marketable securities	6,893	27,263
Accounts receivable, net	17,274	11,451
Receivables from collaborative partners	35,635	10,824
Inventories	7,782	10,145
Income taxes receivable	2,373	—
Deferred tax assets, net	21,468	26,860
Prepaid and other current assets	7,046	5,828
Total current assets	309,616	337,045
Marketable securities, long-term	5,661	4,080
Property and equipment, net	7,731	8,340
Intangible assets, net	77,440	82,521
Deferred tax assets, net, non-current	57,705	76,342
Other assets	327	325
	$458,480	$508,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,274	$34,935
Income taxes payable	—	61,875
Deferred license revenue	3,041	3,041
Liability related to the sale of future royalties and milestones	66,641	56,357
Other current liabilities	649	649
Total current liabilities	114,605	156,857
Deferred license revenue, non-current portion	10,954	12,475
Contingent consideration liability	12,195	11,264
Liability related to the sale of future royalties and milestones, less current portion	128,297	177,624
Other long-term liabilities	13,103	13,017
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 100,000,000 shares authorized; 58,436,345 and 57,369,683 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	230,858	221,124
Additional paid-in capital	1,850	347
Accumulated deficit	(53,364)	(84,048)
Accumulated other comprehensive income (loss), net of tax	(18)	(7)
Total shareholders’ equity	179,326	137,416
	$458,480	$508,653

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Product sales	$28,245	$14,106	$49,751	$23,235
Royalties	430	15,097	925	29,178
License and other revenue	5,760	760	17,520	3,724
Non-cash PDL royalty revenue	33,297	—	76,081	—
Total revenues	67,732	29,963	144,277	56,137

Costs and expenses:
Cost of sales	4,675	1,688	8,377	3,172
Research and development expense	1,397	1,412	3,439	4,710
Selling, general and administrative expense	32,573	25,368	65,090	51,331
Amortization of intangible assets	2,542	963	5,081	1,924
Total costs and expenses	41,187	29,431	81,987	61,137

Income (loss) from operations	26,545	532	62,290	(5,000)

Other income (expense):
Interest and other income	20	46	47	115
Interest expense	(616)	(40)	(1,243)	(156)
Non-cash interest expense on liability related to sale of future royalties and milestones to PDL	(4,903)	—	(10,282)	—
Total other expense	(5,499)	6	(11,478)	(41)

Net income (loss) before income taxes	21,046	538	50,812	(5,041)

Benefit from (provision for) for income taxes	(8,300)	(60)	(20,128)	39
Net income (loss)	$12,746	$478	$30,684	$(5,002)

Basic net income (loss) per share	$0.22	$0.01	$0.53	$(0.09)
Diluted net income (loss) per share	$0.21	$0.01	$0.51	$(0.09)

Shares used in computing basic net income (loss) per share	58,105,902	56,562,433	57,827,430	56,511,911
Shares used in computing diluted net income (loss) per share	60,430,456	57,142,343	60,258,445	56,511,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$12,746	$478	$30,684	$(5,002)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period, net of taxes	(1)	(35)	(11)	(54)
Net unrealized gains (losses) on available-for-sale securities	(1)	(35)	(11)	(54)
Comprehensive income (loss)	$12,745	$443	$30,673	$(5,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating Activities
Net income (loss)	$30,684	$(5,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash PDL royalty revenue	(76,081)	—
Non-cash interest expense on liability related to sale of future royalties and milestones to PDL	10,282	—
Depreciation and amortization	6,070	2,592
Amortization of investments	200	(307)
Allowance for inventory obsolescence	—	154
Loss on disposal of property and equipment	17	—
Stock-based compensation	4,170	2973
Contingent consideration and unfavorable contract fair value adjustment	1,226	—
Deferred income tax benefit	24,029	—
Excess tax benefit from stock-based compensation	(1,503)	—
Changes in assets and liabilities:		—
Accounts receivable	2,582	(1,091)
Inventories	2,363	2,207
Prepaid and other assets	(1,222)	890
Income taxes receivable	(2,373)	—
Accounts payable and other accrued liabilities	5,344	(3,383)
Accrued compensation	(2,287)	(985)
Income taxes payable	(60,372)	—
Deferred revenue	(1,520)	(1,752)
Net cash used in operating activities	(58,391)	(3,704)

Investing Activities
Purchases of property and equipment	(783)	(1,146)
Acquisition of patents	—	(150)
Purchases of marketable securities	(4,666)	(20,984)
Maturities of marketable securities	23,245	40,443
Sales of marketable securities	—	323
Net cash provided by (used in) investing activities	17,796	18,486

Financing Activities
Proceeds from issuance of common stock	5,564	1,076
Excess tax benefit from stock-based compensation	1,502	—
Net cash provided by financing activities	7,066	1,076

Net decrease in cash and cash equivalents	(33,529)	15,858
Cash and cash equivalents at beginning of period	244,674	29,076
Cash and cash equivalents at end of period	$211,145	$44,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012, and  Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients that we acquired in July 2013.

The Company also has a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to the Company’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant SRL) for sales of extended-release metformin in Korea and Canada, respectively.

The Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate partnering opportunities and monitor competitive developments.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire year ending December 31, 2014 or future operating periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.

Contingent Consideration

Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period.

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

•                  Product Sales Allowances — The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns — The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on Gralise, CAMBIA, Zipsor and Lazanda. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of our commercialization agreement with Salix in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA Asset Purchase Agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of Lazanda product previously sold by Archimedes Pharma US Inc. See Note 12 for further information on the acquisition of Zipsor, CAMBIA and Lazanda.

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

Because of the shelf life of our products and our return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

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

•                  Prompt Pay Discounts — The Company offers cash discounts to its customers, (generally 2% of the sales price), as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

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

•                  Managed Care Rebates — The Company offers discounts under contracts with certain managed care providers. The Company generally pays managed care rebates one to three months after the quarter in which prescriptions subject to the rebate are filled.

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

Royalties received from Mallinckrodt on sales of XARTEMIS XR™, from Merck on sales of Janumet® XR and from Janssen Pharma on sales of NUCYNTA® ER are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured.

Until October 1, 2013, the Company received royalties from Salix based on net sales of Glumetza. The royalties were recognized in the period earned as the royalty amounts could be estimated and collectability was reasonably assured.

In October 2013, the Company sold its interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area, including the Glumetza royalty, to PDL for $240.5 million. This transaction was accounted for as a liability that will be amortized using an interest method over the life of the agreement. As a result of this liability accounting, even though the Company does not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, the Company will continue to record revenue related to these royalties and milestones.

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

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K, except for the following, each of which will become effective for the Company in the first quarter of 2017:

•                  In June 2014, the FASB issued Accounting Stands Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

•                  In May 2014, the FASB issued Accounting Stands Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of June 30, 2014 and December 31, 2013 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$29,891	$—	$—	$29,891
Money market funds	181,254	—	—	181,254
Total cash and cash equivalents	$211,145	$—	$—	$211,145

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$6,886	$7	$—	$6,893
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	5,665	1	(5)	5,661
Total available-for-sale securities	$12,551	$8	$(5)	$12,554

Total cash, cash equivalents and marketable securities	$223,696	$8	$(5)	$223,699

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$26,728	$—	$—	$26,728
Money market funds	217,946	—	—	217,946
Total cash and cash equivalents	$244,674	$—	$—	$244,674

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$12,440	$8	$(2)	$12,446
Government agency debt securities	14,814	3	—	14,817
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,075	5	—	4,080
Total available-for-sale securities	$31,329	$16	$(2)	$31,343

Total cash, cash equivalents and marketable securities	$276,003	$16	$(2)	$276,017

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

At June 30, 2014 the Company had nine securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$4,154	$(5)	$—	$—	$4,154	$(5)
Total available-for-sale	$4,154	$—	$—	$—	$4,154	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2014.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$181,254	$—	$—	$181,254
Corporate debt securities	—	12,554	—	12,554
Total	$181,254	$12,554	$—	$193,808

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,708	$1,708
Contingent consideration- Lazanda	—	—	9,391	9,391
Contingent consideration- CAMBIA	—	—	1,096	1,096
Unfavorable contract assumed	—	—	3,835	3,835

Contingent consideration	$—	$—	$16,030	$16,030

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$217,946	$—	$—	$217,946
Corporate debt securities	—	16,526	—	16,526
Government agency debt securities	—	14,817	—	14,817
Total	$217,946	$31,343	$—	$249,289

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,638	$1,638
Contingent consideration- Lazanda	—	—	8,616	8,616
Contingent consideration- CAMBIA	—	—	1,010	1,010
Unfavorable contract assumed	—	—	3,540	3,540
	$—	$—	$14,804	$14,804

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our condensed consolidated statement of operations. Changes in fair value included within interest and other expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2014 was $0.6 million and $1.2 million, respectively. Changes in fair value included within interest and other expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA acquisition. The liability of $3.8 million recorded above represents the fair value of the amounts by which the contract terms are unfavorable compared to the current market pricing and a probability weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party within a specified time frame. The contract may be terminated if the third party fails to achieve these milestones in which case the fair value of the liability as of the date of the termination will be reversed on the condensed consolidated balance sheet and reflected in the condensed consolidated statement of operations as a credit within interest and other income. The Company determines the fair value of this liability at each reporting period and records any changes within “Interest expense” in the condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 (in thousands):

	Balance at	Changes	Balance at
	December 31,	in	June 30,
	2013	fair value	2014
Liabilities:
Contingent consideration obligations- Zipsor	$1,638	$70	$1,708
Contingent consideration obligations- Lazanda	8,616	775	9,391
Contingent consideration obligations- CAMBIA	1,010	86	1,096
Unfavorable contract assumed	3,540	295	3,835
Total	$14,804	$1,226	$16,030

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting solely of stock options, for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2014	2013	2014	2013

Numerator:
Net income (loss)	$12,746	$478	$30,684	$(5,002)
Denominator for basic net income (loss) per share	58,106	56,562	57,827	56,512
Net effect of potential dilutive common shares	2,324	580	2,431	—
Denominator for diluted net income (loss) per share:	60,430	57,142	60,258	56,512
Basic net income (loss) per share	$0.22	$0.01	$0.53	$(0.09)
Diluted net income (loss) per share	$0.21	$0.01	$0.51	$(0.09)

For the three and six months ended June 30, 2014, the total number of anti-dilutive outstanding common stock options excluded from the diluted net income per common share computation was 1.6 million and 1.2 million, respectively. For the three and six months ended June 30, 2013, the total number of anti-dilutive outstanding common stock options excluded from the diluted net income per common share computation was 5.9 million and 7.3 million, respectively.

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Mallinckrodt Inc. (formerly Covidien, Ltd.)

In November 2008, the Company entered into a license agreement related to acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize its Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates, two of which Mallinckrodt has elected to develop.

Since the inception of the contract, the Company received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work the Company performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. In March 2014, the FDA approved XARTEMIS XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which the Company received in April 2014. This $10.0 million milestone payment was recognized as revenue during the three months ended March 31, 2014.  In May 2014, the FDA accepted for filing the NDA for MNK-155, and this approval triggered a $5.0 million milestone payment to the Company, which the Company received in June 2014. This $5.0 million milestone payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, the Company will receive a $10.0 million milestone payment. The Company receives high single digit royalties on net sales of XARTEMIS XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved.

Janssen Pharmaceutica N.V. and Janssen Pharmaceuticals, Inc.

Since the inception of the contract, the Company has received $10.0 million in upfront and milestone payments, which was recognized as revenue in 2010, and is eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between the Company and Janssen related to fixed dose combinations of extended release metformin and Janssen’s type 2 diabetes product candidate canagliflozin.

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

In August 2012, the Company entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to its Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee, which was recognized as revenue in 2012, and receives low single digit royalties on net sales of NUCYNTA ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to its Acuform drug delivery technology for IW-3718, an Ironwood product candidate under evaluation for refractory GERD.

Since the inception of the contract, the Company has received $3.4 million under the agreement, which includes an upfront payment, reimbursement of initial product formulation work and three milestones payments. The Company recognized a non-refundable milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood. As the non-refundable milestone was both substantive in nature and related to past performance, the Company recognized the $1.0 million as revenue in March 2014.

Salix Pharmaceuticals, Inc. (formerly Santarus, Inc.)

In August 2011, the Company entered into a commercialization agreement with Santarus, Inc., which was acquired by Salix Pharmaceuticals, Inc. (Salix) in January 2014, granting Salix exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the promotion agreement between the parties previously entered into in July 2008. Under the commercialization agreement, we granted Salix exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales.

Under the commercialization agreement, Salix is also required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties were to share proceeds equally based on a gross margin split. Royalty revenue from Salix for the three and six months ended June 30, 2013 was $14.2 million and $27.5 million, respectively. In October 2013, the Company sold its interest in the Glumetza royalties to PDL.

Pursuant to the original promotion agreement, Salix paid the Company a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Salix promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of our manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Salix and managing the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc (Sun) and Lupin Limited (Lupin). At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of the Company’s manufacturing obligations to February 2016, which is now the estimated date the Company expects its obligations will be completed under the commercialization agreement.

The Company recognized approximately $0.4 million and $0.7 million of revenue associated with this upfront license fee for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30,  2013 respectively. The remaining deferred revenue balance is $2.3 million at June 30, 2014.

Valeant Pharmaceuticals International, Inc. (formerly Biovail Laboratories, Inc.)

In May 2002, the Company entered into a development and license agreement granting Valeant Pharmaceuticals International, Inc. (Valeant) an exclusive license in the United States and Canada to manufacture and market Glumetza. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg Glumetza. In July 2005, Valeant received FDA approval to market Glumetza in the United States. In accordance with the license agreement, Valeant paid a $25.0 million license fee payment to the Company.

The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company’s obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the sole supplier of the 1000mg Glumetza. The Company recognized $0.4 million and $0.8 million of license revenue related to the amortization of this upfront fee for the three and six months ended June 30, 2014 and 2013, respectively. The remaining deferred revenue balance related to the $25.0 million upfront payment was $11.7 million as of June 30, 2014.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units  and the Company’s employee stock purchase program (ESPP) in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cost of sales	$1	$11	$13	$21
Research and development expense	51	89	104	199
Selling, general and administrative expense	2,247	1,462	4,053	2,753
Total	$2,299	$1,562	$4,170	$2,973

At June 30, 2014, the Company had $15.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.2 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Raw materials	$1,736	$1,951
Work-in-process	953	181
Finished goods	6,136	9,056
Less: allowance for obsolescence	(1,043)	(1,043)
Total	$7,782	$10,145

Inventories relate to the manufacturing costs of the Company’s Gralise, CAMBIA, Zipsor and Lazanda products at June 30, 2014.

The fair value of inventories acquired included a step-up in the value of CAMBIA, Zipsor and Lazanda inventories of $3.7 million, $1.9 million and $0.6 million, respectively, which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA, Lazanda and Zipsor inventories was $1.7 million, $0.1 million and zero for the three months ended June 30, 2014, respectively. The cost of sales related to the step-up value of CAMBIA, Lazanda and Zipsor inventories was $3.0 million, $0.1 million, and zero for the six months ended June 30, 2014, respectively. The cost of sales related to the step-up value of Zipsor for the three and six months ended June 30, 2013 was $0.2 million and $0.7 million, respectively. The Company acquired Lazanda in July 2013 and CAMBIA in December 2013.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Accounts payable	$2,370	$2,232
Accrued compensation	4,791	7,077
Accrued rebates and sales discounts	14,175	8,594
Allowance for product returns	11,817	10,278
Accrued contract sales organization fees	209	962
Inventory and other contract manufacturing accruals	285	87
Other accrued liabilities	10,627	5,705
Total accounts payable and accrued liabilities	$44,274	$34,935

NOTE 8.  LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. The Company has significant continuing involvement in the PDL Transaction primarily due to an obligation to act as the intermediary for the supply of 1000mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the PDL Transaction has been accounted for as debt and is being amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company is required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received will be recorded as interest expense over the life of the debt. Consequently, the Company imputes interest on the unamortized portion of the debt and records interest expense using an estimated interest rate that is based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

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

As royalties are remitted to PDL from Depo DR Sub as described at Note 1 above, the balance of the debt will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statement of operations over the term of the agreement signed in connection with the PDL Transaction. The Company recognized $33.3 million and $76.1 million in non-cash royalty revenue for the three and six months ended June 30, 2014. The Company incurred $4.9 million and $10.3 million in non- cash interest expense for the three and six months ended June 30, 2014.

As of June 30, 2014, the liability related to the PDL Transaction was $194.9 million. In addition the amount receivable from our collaborative partners with respect to the PDL Transaction was $33.2 million which has been reflected within “Receivables from collaborative partners” in the accompanying condensed consolidated balance sheets as of June 30, 2014. The amounts receivable from our collaborative partners with respect to the PDL Transaction was $6.9 million as of December 31, 2013.

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2014 employees exercised options to purchase 543,680 and 968,573 shares of the Company’s common stock, respectively, with net proceeds to the Company of approximately $2.5 million and $4.8 million, respectively. For the three and six months ended June 30, 2013, employees exercised options to purchase 68,541 and 187,781 shares of the Company’s common stock with net proceeds to the Company of approximately $0.2 million and $0.6 million, respectively.

Employee Stock Purchase Plan

In May 2014, the Company sold 98,089 shares under the ESPP. The shares were purchased at a purchase price of $7.50 per share with proceeds to the Company of approximately $0.7 million.

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

For the three and six months ended June 30, 2014, the difference between the recorded provision from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and discrete adjustments. For the three and six months ended June 30, 2013, the difference between the recorded provision from income taxes and the tax benefit, based on the federal statutory rate of 35%, was primarily attributable to the net operating losses not benefitted, offset by non-deductible expenses.

At each of December 31, 2013 and June 30, 2014, the Company had $3.9 million of unrecognized tax benefits. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which we operate until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.1 million of accrued interest and penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months.

NOTE 11. LEASES

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company is obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. The lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is given by the Company to the landlord no later than 12 months prior to the lease expiration. The Company has the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016.  In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

The Company became entitled  to control physical access to the premises upon signing the lease in April 2012. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced as of such time. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $12.7 million in aggregate base rent over the term of the lease for the above premises. Deferred rent for the lease was approximately $1.6 million as of June 30, 2014.

Rent expense for the lease was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2014. Rent expense for the lease was approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2013.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (“Enterprise”) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months.

NOTE 12. BUSINESS COMBINATIONS

The CAMBIA Acquisition

On December 17, 2013, the Company entered into an Asset Purchase Agreement (CAMBIA Asset Purchase Agreement) with Nautilus Neurosciences, Inc., a Delaware corporation (Nautilus), pursuant to which the Company acquired from Nautilus all of the rights to CAMBIA (diclofenac potassium for oral solution), including related product inventory, and assumed from Nautilus certain liabilities relating to CAMBIA, for an initial payment of $48.7 million in cash and up to $10.0 million in contingent consideration payable upon the achievement of certain specified events. In accordance with the authoritative guidance for business combinations, the transaction with Nautilus was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for CAMBIA. The fair values of the contingent consideration as of December 31, 2013 and June 30, 2014 were $1.0 million and $1.1 million, respectively. At December 31, 2013, accumulated amortization for the CAMBIA intangible was $0.2 million. At June 30, 2014, accumulated amortization for the CAMBIA intangible was $2.8 million.

The Lazanda Acquisition

On July 29, 2013, the Company entered into an Asset Purchase Agreement (Lazanda Asset Purchase Agreement) with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes’ product Lazanda® (fentanyl) nasal spray and related inventory for an initial payment of $4.0 million in cash and up to $15.0 million in contingent consideration payable upon the achievement of certain specified events. The Company also assumed certain liabilities related to Lazanda. In accordance with the authoritative guidance for business combinations, the Lazanda acquisition from Archimedes was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Lazanda. The fair values of the contingent consideration as of December 31, 2013 and June 30, 2014 were $8.6 million and $9.4 million, respectively. At December 31, 2013 accumulated amortization for the Lazanda intangible was $0.5 million. At June 30, 2014 accumulated amortization for the Lazanda intangible was $1.1 million.

The Zipsor Acquisition

On June 21, 2012, the Company entered into an Asset Purchase Agreement (Zipsor Asset Purchase Agreement) with Xanodyne Pharmaceuticals, Inc., a Delaware Corporation (Xanodyne), pursuant to which the Company acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, up to $5.0 million in contingent consideration payable upon the achievement of certain specified events and assumed certain product related liabilities relating to Zipsor. In accordance with the authoritative guidance for business combinations, the Zipsor acquisition from Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in our forecast of net sales for Zipsor. The fair values of the contingent consideration as of December 31, 2013 and June 30, 2014 were $1.6 million and $1.7 million, respectively. At December 31, 2013 accumulated amortization for the Zipsor intangible was $5.9 million. At June 30, 2014 accumulated amortization for the Zipsor intangible was $7.8 million.

NOTE 13. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

•                  any additional patent infringement or other litigation or proceeding that may be instituted related to Gralise, CAMBIA, Zipsor,  Lazanda or any other of our products or product candidates;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on pain and other conditions and diseases of the central nervous system. The products that comprise our current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), our non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that we acquired in July 2013.We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co. Inc. (Merck) with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant SRL) for sales of extended-release metformin in Korea and Canada, respectively.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Management of postherpetic neuralgia	Currently sold in the United States Launched in October 2011

CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the United States Acquired in December 2013

Zipsor®	Mild to moderate acute pain	Currently sold in the United States Acquired in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the United States Acquired in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen)	Management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate	Mallinckrodt	Approved by the FDA and launched in March 2014

MNK-155	Pain	Mallinckrodt	New Drug Application (NDA) accepted for filing by the FDA in May 2014

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen Pharma	Currently sold in the United States and Canada; License covers sales of NUCYNTA® ER in the United States, Canada and Japan

IW-3718 Refractory GERD program using Acuform®	Refractory GERD	Ironwood	Phase 2 clinical trial initiated in March 2014

Depomed Product Pipeline

Product	Indication	Status

DM-1992	Parkinson’s disease	Top-line results of Phase 2 study reported in November 2012

Commercialized Products

Gralise® (Gabapentin) Tablets for the Management of Postherpetic Neuralgia (PHN)

In October 2011, we launched and announced the commercial availability of Gralise. Gralise is prescribed for the treatment of postherpetic neuralgia. Gralise product sales for the three and six months ended June 30, 2014 were $15.1 million and $26.0 million, respectively. Gralise product sales for the three and six months ended June 30, 2013 were $8.6 million and $14.6 million, respectively.

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

We began promotion of CAMBIA in late December 2013. Our CAMBIA product sales were $5.0 million and $9.6 million for the three and six months ended June 30, 2014, respectively.

Zipsor® (Diclofenac Potassium) Liquid-Filled Capsules for Mild to Moderate Acute Pain

Zipsor is a NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne) for $25.9 million in cash and the assumption of certain product-related liabilities.

We began promotion of Zipsor in July 2012. We recognized $6.8 million and $12.2 million in Zipsor product sales for the three and six months ended June 30, 2014, respectively. We recognized $5.6 million and $8.6 million in Zipsor product sales for the three and six months ended June 30, 2013, respectively.

Lazanda® (Fentanyl) Nasal Spray for the Management of Breakthrough Pain in Cancer Patients, 18 Years of Age and Older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age or older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda and certain related product inventory on July 29, 2013 from Archimedes Pharma US, Inc. and its affiliates for $4.0 million in cash and the assumption of certain product-related liabilities.

We began promotion of Lazanda in August 2013. Our Lazanda product sales were $1.4 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

License and Development Arrangements

Janssen Pharmaceuticals, Inc. —NUCYNTA® ER

In August 2012, we entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to our Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). We received a $10.0 million upfront license fee in August 2012 and receive low single digit royalties on net sales of NUCYNTA ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021.

Mallinckrodt Inc. (formerly Covidien, Ltd.)—Acetaminophen/Opiate Combination Products

In November 2008, we entered into a license agreement related to acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize our Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates, two of which Mallinckrodt has elected to develop.

We have received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement. The milestone payments include four $0.5 million clinical development milestones, a $5.0 million milestone following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795, a $10.0 million milestone on FDA approval of XARTEMIS XR, and a $5.0 million milestone following the FDA’s May 2014 acceptance for filing of the NDA for MNK-155.

In March 2014, the FDA approved XARTEMIS XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to us, which we recognized in first quarter 2014 and received in April 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155. The acceptance for filing of the NDA triggered a $5.0 million milestone payment to us which we recognized in the second quarter of 2014 and received in June 2014. We receive high single digit royalties on net sales of XARTEMIS XR, which was launched in March 2014, and we will receive the same high single digit royalty on net sales of MNK-155 if it is approved.

Ironwood Pharmaceuticals, Inc.—IW-3718 for Refractory GERD

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for an IW-3718, an Ironwood product candidate under evaluation for refractory GERD.

We have received $3.4 million under the agreement, which includes an upfront payment, reimbursement of initial product formulation work, and three milestones payments. We recognized a milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood.

Licensing and Development Agreements Sold to PDL in October 2013

In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Salix with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) from LG and Valeant SRL for sales of extended-release metformin in Korea and Canada, respectively. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

Salix Pharmaceuticals, Inc. (formerly Santarus, Inc.)—Glumetza®

In August 2011, we entered into a commercialization agreement with Salix granting Salix exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Salix exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We recognized $14.2 million and $27.5 million in royalty revenue for the three and six months ended June 30, 2013, respectively.

Salix pays royalties on Glumetza net product sales in the United States as follows: 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties will thereafter equally share Glumetza proceeds based on a gross margin split.

Janssen Pharmaceutica N.V.

We have received $10.0 million in upfront and milestone payments, and are eligible for additional milestone payments and royalties under an August 2010 non-exclusive license agreement between us and Janssen related to fixed dose combinations of extended release metformin and Janssen’s type 2 diabetes product candidate canagliflozin.

Under the agreement, we granted Janssen a license to certain patents related to our Acuform drug delivery technology to be used in developing the combination products. We also granted Janssen a right to reference the Glumetza NDA in Janssen’s regulatory filings covering the products.

In February 2013, we completed a project for Janssen related to this program and recognized $2.2 million in revenue for the three and six months ended June 30, 2013, respectively.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2013 Form 10-K with the SEC on March 17, 2014. For a description of our critical accounting policies, please refer to our 2013 Form 10-K

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 and 2013

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Product sales:
Gralise	$15,111	$8,554	$25,970	$14,643
Zipsor	6,822	5,552	12,165	8,592
Cambia	4,958	—	9,582	—
Lazanda	1,354	—	2,034	—
Total product sales	28,245	14,106	49,751	23,235

Royalties:
Glumetza US	—	14,193	—	27,481
Others	430	904	925	1,697
Total royalty revenue	430	15,097	925	29,178

Non-cash PDL royalty revenue	$33,297	$—	$76,081	$—

License and Other revenue:
Glumetza	$760	$760	$1,520	$1,520
Mallinckrodt	5,000	—	15,000	—
Janssen	—	—	—	2,204
Other	—	—	1,000	—
Total license and other revenue:	5,760	760	17,520	3,724

Total revenues	$67,732	$29,963	$144,277	$56,137

Product sales

Gralise. We began selling Gralise in October 2011. The increase in Gralise product sales in the first six months of 2014 relative to the comparable period in 2013 is primarily a result of higher prescription demand and, to a lesser extent, price increases. We expect Gralise product sales and prescriptions to increase from current levels for the remainder of 2014.

CAMBIA. We acquired and began selling CAMBIA in December 2013. We expect CAMBIA product sales and prescriptions to increase from current levels for the remainder of 2014.

Zipsor. We acquired and began selling Zipsor at the end of June 2012. The increase in Zipsor product sales in the first six months of 2014 relative to the comparable period in 2013 is primarily a result of price increases. We expect Zipsor product sales and prescriptions to increase from current levels for the remainder of 2014.

Lazanda. We acquired Lazanda in July 2013 and began selling Lazanda in August 2013. We expect Lazanda product sales and prescriptions to increase from current levels for the remainder of 2014.

Royalties

Glumetza US . Until October 1, 2013, we received royalties from Salix based on net sales of Glumetza in the United States. Royalty revenue from Salix for the three and six months ended June 30, 2013 was $14.2 million and $27.5 million, respectively, which represents a 32.0% royalty on Salix’s net sales of Glumetza. In October 2013, we sold our interest in the Glumetza royalties to PDL, as discussed below.

Other Royalties.  Other royalties for the three and six months ended June 30, 2014 include royalties from Janssen Pharma on net sales of NUCYNTA ER and royalties from Mallinckrodt on net sales of XARTEMIS XR, which was launched in March 2014. Other royalties in the three and six months ended June 30, 2013 include royalties from Janssen Pharma on net sales of NUCYNTA ER, royalties from Merck on net sales of Janumet XR, and royalties from Valeant SRL on net sales Glumetza in Canada. In October 2013, we sold our interests in Janumet XR and Glumetza Canadian royalties to PDL.

Non-Cash Royalty Revenue Related to the PDL Transaction. In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. This transaction was accounted for as debt that will be amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, we will continue to record revenue related to these royalties and milestones until the amount of the associated debt and related interest is fully amortized. We recognized $33.3 million and $76.1 million of non-cash revenue associated with the PDL Transaction for the three and six months ended June 30, 2014.

License and Other Revenue

Glumetza. Glumetza license revenue consists of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Salix in July 2008.

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

Mallinckrodt. In March 2014, the FDA approved Mallinckrodt’s NDA for XARTEMIS XR. The approval of the NDA triggered a $10.0 million nonrefundable milestone payment to us under our license agreement with Mallinckrodt, which we received in April 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155. The acceptance for filing triggered a $5.0 million nonrefundable milestone payment to us under our license agreement with Mallinckrodt, which we received in July 2014. As the nonrefundable milestones were both substantive in nature and related to past performance, achievement was not reasonably assured at the inception of the agreement and the collectability of the milestones was reasonably assured, we recognized the entire $10.0 million milestone payment related to XARTEMIS approval as revenue in the first quarter of 2014 and we recognized the entire $5.0 million milestone payment related to FDA acceptance for filing of the NDA for MNK-155 in the second quarter of 2014.

Janssen. In February 2013, we completed a project for Janssen related to Janssen’s type 2 diabetes product candidate canagliflozin and recognized $2.2 million in revenue.

Other.  In March 2014, we recognized $1.0 million in revenue relating to a milestone earned under our license agreement with Ironwood related to Ironwood’s IW-3718 product candidate for refractory GERD commencing clinical trials. As the nonrefundable milestone was both substantive in nature and related to past performance, achievement was not reasonably assured at the inception of the agreement and the collectability of the milestone was reasonably assured, we recognized the entire $1.0 million as revenue during the first quarter of 2013.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and six months ended June 30, 2014, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cost of sales	$4,675	$1,688	$8,377	$3,172
Dollar change from prior year	2,987		5,205
Percentage change from prior year	177.0%		164.1%

We began selling CAMBIA in December 2013. The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA was $1.7 million and $3.1 million for the three and six months ended June 30, 2014, respectively. We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda was $0.1 million for the three and six months ended June 30, 2014, respectively. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, of which $0.2 million and $0.7 million was amortized to cost of sales for the three and six months ended June 30, 2013, respectively.

Cost of sales for the three and six months ended June 30, 2014 relates to Gralise, CAMBIA, Zipsor and Lazanda. Cost of sales for the three and six months ended June 30, 2013 relates to Gralise and Zipsor. Cost of sales increased in 2014 as a result of increased sales of Gralise and Zipsor and the acquisition of CAMBIA and Lazanda products in 2013.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three and six months ended June 30, 2014, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development expense	$1,397	$1,412	$3,439	$4,710
Dollar change from prior year	(15)		(1,271)
Percentage change from prior year	-1.1%		-27.0%

We categorize our research and development expense by project. The table below shows research and development costs for our major clinical development programs, as well as other expenses associated with all other projects in our product pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

SEFELSA	$—	$9	$—	$1,989
DM-1992	—	120	—	319
Other projects	1,397	1,283	3,439	2,402
Total research and development expense	$1,397	$1,412	$3,439	$4,710

The decrease in research and development expense for the three and six months ended June 30, 2014, as compared to the same period in 2013 was primarily due to reduced costs related to our Sefelsa program, which was ceased in the first quarter of 2013. We expect research and development expense for the remainder of 2014 to increase from current levels, primarily as a result of pediatric studies relating to Zipsor and CAMBIA that we intend to undertake for the remainder of 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Selling, general and administrative expense	$32,573	$25,368	$65,090	$51,331
Dollar change from prior year	7,205		13,759
Percentage change from prior year	28.4%		26.8%

The increase in selling, general and administrative expense for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013 was primarily due to sales and marketing expense related to Lazanda and CAMBIA which we acquired in July 2013 and December 2013 respectively and higher legal expenses related to our ongoing patent litigation. We expect selling, general and administrative expense to decrease from current levels for the remainder of 2014 as we expect legal expenses to decrease from current levels.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Amortization of intangible assets- Zipsor	$965	$963	$1,929	$1,924
Amortization of intangible assets- Lazanda	292	—	583	—
Amortization of intangible assets- CAMBIA	1,285	—	2,569	—
	$2,542	$963	$5,081	$1,924

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and six months ending June 30, 2013 and June 30, 2014 was approximately $1.0 million and $1.9 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $3.9 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. Total amortization expense for the three and six months ending June 30, 2014 was approximately $0.3 million and $0.6 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $1.2 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. Total amortization expense for the three and six months ending June 30, 2014 was approximately $1.3 million and $2.6 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $5.1 million.

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Interest and other income	$20	$46	$47	$115
Non-cash interest expense on liability related to sale of future royalties	(4,903)	—	(10,282)	—
Interest expense	(616)	(40)	(1,243)	(156)
Net interest income (expense)	$(5,499)	$6	$(11,478)	$(41)

Interest and other income decreased during the three and six months ended June 30, 2014, as compared to the corresponding period in 2013 as a result of lower investment balances.

The increase in non-cash interest expense on liability related to the PDL Transaction for the three and six months ended June 30, 2014 compared to the same period 2013 is attributable to the royalty sale transaction that we completed in 2013. As described above, this transaction has been recorded as debt under the applicable accounting guidance. We impute interest on the transaction and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest expense includes the change in the fair value of the contingent liability relating to the CAMBIA, Zipsor and Lazanda acquisitions.

Income Tax Provision (Benefit)

At the end of 2013, the Company released its valuation allowance that has an impact to the comparison of the provision for income taxes for the three and six months ended June 30, 2014 when compared to the comparable periods for 2013. For the three and six months ended June 30, 2014, the Company recorded a provision from income taxes of $8.3 million and $20.1 million, respectively, compared to a provision from income taxes of $0.1 million and a benefit of $0.1 million for the same period in 2013. The increase in the provision from income taxes in the three and six months ended June 30, 2014, compared to the same period in 2013, is primarily attributable to an increase in income earned for the six months ended June 30, 2014 compared to the same period in the prior year. The Company paid approximately $1.5 million and $58.8 million in taxes for the three and six month period ended June 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(In thousands)	2014	2013

Cash, cash equivalents and marketable securities	$223,699	$276,017

Since inception through June 30, 2014, we have financed our product development efforts and operations primarily from private and public sales of equity securities, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

Our cash needs may also vary materially from our current expectations because of numerous factors, including:

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise, CAMBIA, Zipsor and Lazanda;

•                  acquisitions or licenses of complementary businesses, products or technologies;

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

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions which we may pursue, we will have to raise additional funds through the sale of our equity securities, through debt financing, or from development and licensing arrangements. We may be unable to raise such additional capital on favorable terms or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

The inability to raise any additional capital that may be required to fund our operations could have a material adverse effect on our company.

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2014 was $58.4 million. Net cash used in operating activities during the six months ended June 30, 2013 was approximately $3.7 million. Net cash used in the six months ended June 30, 2014 was primarily related to income tax payments totaling approximately $58.8 million related to the year ended December 31, 2013.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2014 was approximately $17.8 million primarily due to higher maturities of marketable securities relative to purchases of marketable securities. Net cash provided by investing activities during the six months ended June 30, 2013 was approximately $18.5 million primarily due to higher proceeds from maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2014 and June 30, 2013 were approximately $7.1 million and $1.1 million, respectively, and consisted of proceeds from employee option exercises.

Contractual Obligations

As of June 30, 2014, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Operating leases(1)	$3,058	$6,031	$3,061	$5,656	$17,806
Purchase commitments	3,132	—	—	—	3,132
	$6,190	$6,031	$3,061	$5,656	$20,938

(1) Amounts represent payments under a noncancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At June 30, 2014, we had non-cancelable purchase orders and minimum purchase obligations of approximately $3.1 million under our manufacturing agreements related to Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements.

In April 2012, we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012 and an additional 8,000 rentable square feet commencing no later than December 1, 2015. The Newark lease included free rent for the first five months of the lease. Lease payments began in May 2013. We have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest. Our previous lease in Menlo Park, California ended in January 2013.

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $2.1 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2013 Form 10-K.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. Gralise ANDA Filers

Between March 2012 and May 2012, we filed lawsuits in the United States District Court for the District of New Jersey in response to six Abbreviated New Drug Applicants (ANDAs) filed by companies seeking to market generic versions of 300mg and 600mg dosage strengths of Gralise prior to the expiration of our patents listed in the Orange Book for Gralise. The lawsuits have been consolidated for purposes of all pretrial proceedings. Our lawsuits against two of the six Gralise ANDA filers, Impax Laboratories and Watson Laboratories, have been dismissed as a result of the withdrawal of the ANDAs from consideration by the FDA. Our lawsuit against another ANDA filer, Par Pharmaceuticals Inc., has been dismissed because the ANDA filer no longer seeks approval of its Gralise ANDA prior to the expiration of our Gralise Orange Book-listed patents. In April 2014, we entered settlement agreements with Incepta Pharmaceuticals and Abon Pharmaceuticals LLC (collectively, Incepta) and with Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively, Zydus) pursuant to which Incepta and Zydus may begin selling generic versions of Gralise on January 1, 2024, or earlier under certain circumstances. In connection with the foregoing settlement agreements, the U.S. District Court for the District of New Jersey dismissed the litigation against Zydus on June 9, 2014 and against Incepta on June 17, 2014.

As of August 6, 2014, the defendants in the lawsuit include Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis). The patents pending in the lawsuits include U.S. Patent Nos. 6,635,280; 6,488,962; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992. The asserted patents expire between September 2016 and February 2024.

We commenced the lawsuits within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Fact discovery closed in August 2013. The court issued a Markman claim construction ruling on January 28, 2014. Expert discovery closed in April 2014. A bench trial was completed on May 20, 2014. The 30-month stay against Actavis expired in July 2014. On July 17, 2014, the court issued an order enjoining Actavis from launching a generic version of Gralise until a written opinion is issued by the court, which the court indicated it would issue in “short order.”

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

Depomed v. Purdue

In January 2013, we filed a complaint in the United States District Court for the District of New Jersey against Purdue for patent infringement arising from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the United States. The patents we asserted in the lawsuit include U.S. Patent Nos. 6,340,475 and 6,635,280, both of which expire in September 2016.  In January 2014, Purdue filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (PTAB) challenging the validity of the patents asserted in the litigation and requesting an inter partes review of the claims asserted in the litigation. In May 2014, we filed preliminary responses to the petitions.  On July 10, 2014, the PTAB decided to instituted inter partes review of the majority of asserted claims on some of the requested grounds.  Purdue requested the district court stay the litigation pending the inter partes review of the patents, and after briefing submitted by Purdue and Depomed, the district court issued an order on July 25, 2014 that stays the litigation pending the completion of inter partes review.

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

In April 2014, Endo filed a petition with the PTAB challenging the validity of the patents asserted in the litigation and requesting an inter partes review of the claims asserted in the litigation. In July 2014, Depomed filed preliminary responses opposing Endo’s petition. The PTAB has not yet decided whether to institute an inter partes review of the challenged claims.

Depomed v. Banner Pharmacaps

On June 28, 2013, we received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518; and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg. The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor® and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor® in the Orange Book. U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029. The Zipsor® Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (Watson) exclusive rights to Banner’s proposed generic Zipsor product.

On July 26, 2013, we filed a lawsuit in the United States District Court for District of New Jersey against Banner and Watson for infringement of the patents identified above. The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner’s ANDA for 25 mg diclofenac for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015.

On April 2, 2014, we filed an amended complaint to include infringement of the U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor®. U.S. Patent Nos. 6,287,594 and 8,623,920 expire in 2019 and 2029, respectively. Fact discovery in the case is ongoing and no trial date has been set.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2013 Form 10-K and our Form 10Q for the quarter ended March 31, 2014.

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

•                                          maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets and other capabilities and infrastructure that are required to successfully commercialize our products;

•                                          maintain intellectual property protection for our products; and

•                                          comply with applicable regulatory requirements.

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

We are currently involved in patent infringement litigation against the filer of one ANDA to Gralise in connection with lawsuits consolidated in the United States District Court for the District of New Jersey, as described in greater detail under “ITEM 1. LEGAL PROCEEDINGS” above.  The lawsuit was filed in March 2012 against Actavis for infringement of nine U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for Gralise. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving the ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay expired in July 2014. A bench trial was completed on May 20, 2014. On July 17, 2014, the court issued an order enjoining Actavis from launching a generic version of Gralise prior to the court’s issuance of an opinion on the matter.

On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for 25mg diclofenac potassium capsules, (Banner ANDA Product). The letter states that the Banner ANDA Product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book. We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA Product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier.  Absent a court order, the 30-month stay is expected to expire in December 2015.

Any introduction of one or more products generic to Gralise, CAMBIA, Zipsor or Lazanda would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

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

Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients.  Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc., Fentora® and Actiq®, which are sold by Cephalon Inc., Abstral®, which is sold by Galena Biophama Inc., and Onsolis®, which is sold by BioDelivery Sciences International, Inc. (BDSI). Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Par and Actavis.

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

If reimbursement is not available for our products or product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payers could have an adverse effect on our future revenues. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services, including pharmaceuticals. Significant uncertainty exists as to the reimbursement status of pharmaceutical products. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit market acceptance of our products and harm our business.

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

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN based on a plausible hypothesis that Gralise is “clinically superior” to immediate release gabapentin due to the incidence of adverse events observed in Gralise clinical trials relative to the incidence of adverse events reported in the package insert for immediate release gabapentin. Generally, an Orphan-designated drug approved for marketing is eligible for seven years of regulatory exclusivity for the Orphan-designated indication. If granted, Orphan Drug exclusivity for Gralise will run for seven years from January 28, 2011. However, the FDA has not granted Orphan Drug exclusivity based on the FDA’s interpretation of the statute and regulations governing Orphan Drug exclusivity. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. We believe Gralise is entitled to Orphan Drug exclusivity as a matter of law and the FDA’s action is not consistent with the statute or the FDA’s regulations related to Orphan Drugs. The lawsuit seeks a determination by the court that Gralise is protected by Orphan Drug exclusivity and an order that the FDA act accordingly. Briefing in the case was completed in March 2013, a hearing on our summary judgment was held in August 2013, and we are awaiting a decision.

If we do not secure Orphan Drug exclusivity in PHN for Gralise, the period of market exclusivity in the United States for Gralise may be reduced, which would adversely affect our business, results of operations and financial condition.

Health care reform could increase our expenses and adversely affect the commercial success of our products.

The ACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately upon President Obama signing the law, and others of which are scheduled to take effect over the next several years. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2013 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2014 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including the regulations that may be imposed in connection with the implementation of the ACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

Acquisition of new and complementary businesses, products and technologies is a key element of our corporate strategy.  If we are unable to successfully identify and acquire such businesses, products or technologies, our business and prospects will be limited.

Since June 2012, we have acquired Zipsor, Lazanda and CAMBIA. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. We cannot be certain that we will be able to successfully pursue and complete any further acquisitions, or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we may acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to enhance and broaden our product offerings, unable to effectively integrate any acquired businesses, products or technologies, or achieve the anticipated benefits of any acquired business, product or technology, our business and prospects will be limited. In addition, any amortization or charges resulting from the costs of such acquisitions will adversely affect our results of operations.

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

All marketing activities associated with Gralise, Zipsor, Lazanda and CAMBIA, as well as marketing activities related to any other products which we acquire or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that, apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

Changes in laws and regulations may materially adversely affect our business.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For example, both the federal and state governments have recently given increased attention to the public health issue of opioid abuse. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, United States Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

We depend on third parties that are single source suppliers to manufacture Gralise, CAMBIA, Zipsor and Lazanda. If these suppliers are unable to manufacture and supply Gralise, CAMBIA, Zipsor or Lazanda or our product candidates, our business will suffer.

Patheon Puerto Rico Inc. is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor in June 2012. DPT Lakewood Inc. is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our July 2013 acquisition of Lazanda. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our December 2013 acquisition of CAMBIA. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for clinical trials and commercialization. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to deliver such products on a timely or competitive basis, if at all. Any failure to obtain Gralise, Zipsor, Lazanda or CAMBIA, or active pharmaceutical ingredients, excipients or components from our suppliers could adversely affect our business, results of operations and financial condition.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. We hold issued United States patents and have patent applications pending in the United States. In addition, we are pursuing patent applications relating to our technologies in the United States and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation in the future to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we are engaged in litigation against one Gralise ANDA filer. Also, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents. In response to our lawsuits, Purdue and Endo are seeking to challenge the validity of the patents we asserted in an inter partes review proceeding before the United States Patent Trial and Appeal Board (PTAB) at the United States Patent and Trademark Office. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the United States Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents . Adverse determinations in litigation or proceedings at the United States Patent and Trademark Office could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Our collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration or license arrangements with a number of companies, including Mallinckrodt, Janssen Pharma, Salix and Ironwood. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

Collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of collaborative arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our collaborative partners to abide by the terms of their respective agreements with us, including their failure to accurately calculate, report or pay any royalties payable to us, may adversely affect our results of operations.

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

Our business involves exposure to potential product liability risks that are inherent in the development, production and commercialization of pharmaceutical products.  Side effects, manufacturing defects, misuse or abuse of our products could result in patient injury or death. For instance, Lazanda is a self-administered, opioid analgesic that contains fentanyl, a Schedule II “controlled substance” under the CSA. A patient’s failure to follow instructions on the use and administration of Lazanda or the abuse of Lazanda could result in injury or death.  In addition, patients using Lazanda have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death.  Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

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

The availability and production of all Schedule II substances, including fentanyl, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug manufacturing. The DEA annually establishes an aggregate quota for total fentanyl production in the United States based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of fentanyl that the DEA allows to be produced in the United States annually is allocated among individual fentanyl drug manufacturers, which must submit applications annually to the DEA for individual production quotas. In turn, the manufacturer of Lazanda has to obtain a procurement quota to source fentanyl for the production of Lazanda. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate fentanyl quota lower than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturer obtains a procurement quota for fentanyl for all fentanyl products manufactured at their facility, which is allocated to Lazanda at the manufacturer’s discretion. If the available quota of fentanyl is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. In addition, any delay or refusal by the DEA or our manufacturer in establishing the production or procurement quota or any reduction by the DEA or our manufacturer in the allocated quota for fentanyl could adversely affect our business, results of operations and financial condition.

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

Even assuming our products obtain regulatory approval, successful commercialization requires:

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

Our results of operations may fluctuate and affect our stock price.

The following factors will affect our results of operations and may result in a material adverse effect on our stock price:

•                                          the degree of commercial success and market acceptance of Gralise, CAMBIA, Zipsor and Lazanda;

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

•                                          the amount and variability of our non-cash PDL revenue;

•                                          developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;

•                                          our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

•                                          our plans to acquire in-license or co-promote other products;

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

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. For example, our non-cash PDL revenue for the quarters ended March 31, 2014 and June 30, 2014 was higher than expected.  The amount and variability in our non-cash PDL revenue, including any decrease in such revenue or other adjustment to such revenue made by our collaborative partners, may cause our stock price to fluctuate.  Any significant drops in our stock price could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

We have incurred operating losses in the past and may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the six months ended June 30, 2014, we recognized net income of $30.7 million. For the year ended December 31, 2013, we recognized income of $43.3 million. Although we have achieved profitability for certain prior periods, we may incur operating losses in 2014 and in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

Changes in fair value of contingent consideration and/or the liability for the unfavorable contract assumed as part of our acquisitions could adversely affect our results of operations.

Contingent consideration obligations arise from the Zipsor, CAMBIA and Lazanda acquisitions and relates to the potential future milestone payments and royalties payable under the respective agreements. The liability for the unfavorable contract arose from the acquisition of Cambia and represents the milestone payable to the vendor as well as the value of the amounts by which the contract terms are unfavorable compared to current market pricing. The contingent consideration and the liability for the unfavorable contract is initially recognized at its fair value on the acquisition date is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimate of fair value contains uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The value of our deferred tax assets could become impaired, which could adversely affect our results of operations.

As of June 30, 2014, we had approximately $79.2 million in net deferred tax assets. These deferred tax assets are principally comprised of a temporary difference related to the income tax recognition effect of the PDL transaction and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

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

Date: August 6, 2014	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer