Form 10-Q
period 2014-09-30
DEPOMED INC
filed 2014-11-06
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 3, 2014 was 58,740,387.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$546,698	$244,674
Marketable securities	6,774	27,263
Accounts receivable, net	19,954	11,451
Receivables from collaborative partners	23,156	10,824
Inventories	7,292	10,145
Income taxes receivable	6,246	—
Deferred tax assets, net	15,531	26,860
Prepaid and other current assets	6,799	5,828
Total current assets	632,450	337,045
Marketable securities, long-term	6,140	4,080
Property and equipment, net	7,357	8,340
Intangible assets, net	74,901	82,521
Deferred tax assets, net, non-current	14,264	76,342
Other assets	7,324	325
	$742,436	$508,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,582	$34,935
Income taxes payable	—	61,875
Deferred license revenue	3,041	3,041
Liability related to the sale of future royalties and milestones	66,163	56,357
Other current liabilities	1,176	649
Total current liabilities	115,962	156,857
Deferred license revenue, non-current portion	10,194	12,475
Contingent consideration liability	12,603	11,264
Liability related to the sale of future royalties and milestones, less current portion	100,248	177,624
Convertible debt	226,772	—
Other long-term liabilities	13,188	13,017
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated, 18,158 shares issued and surrendered, and zero shares outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 100,000,000 shares authorized; 58,715,889 and 57,369,683 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	234,872	221,124
Additional paid-in capital	75,538	347
Accumulated deficit	(46,909)	(84,048)
Accumulated other comprehensive income (loss), net of tax	(32)	(7)
Total shareholders’ equity	263,469	137,416
	$742,436	$508,653

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Product sales	$30,584	$16,278	$80,335	$39,513
Royalties	370	15,422	1,295	44,599
License and other revenue	760	5,760	18,280	9,484
Non-cash PDL royalty revenue	19,771	—	95,852	—
Total revenues	51,485	37,460	195,762	93,596

Costs and expenses:
Cost of sales	3,523	1,751	11,900	4,923
Research and development expense	1,644	1,339	5,083	6,049
Selling, general and administrative expense	27,078	26,374	92,166	77,705
Amortization of intangible assets	2,540	1,158	7,621	3,082
Total costs and expenses	34,785	30,622	116,770	91,759

Income from operations	16,700	6,838	78,992	1,837

Other income (expense):
Interest and other income	23	27	70	142
Interest expense	(1,910)	(285)	(3,153)	(440)
Non-cash interest expense on liability related to sale of future royalties and milestones to PDL	(4,364)	—	(14,646)	—
Total other expense	(6,251)	(258)	(17,729)	(298)

Net income before income taxes	10,449	6,580	61,263	1,539

Provision for income taxes	(3,995)	(66)	(24,124)	(27)
Net income	$6,454	$6,514	$37,139	$1,512

Basic net income per share	$0.11	$0.11	$0.64	$0.03
Diluted net income per share	$0.11	$0.11	$0.61	$0.03

Shares used in computing basic net income per share	58,567,603	56,818,883	58,076,865	56,615,359
Shares used in computing diluted net income per share	60,864,107	57,661,212	61,838,173	57,316,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$6,454	$6,514	$37,139	$1,512
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period, net of taxes	(14)	15	(25)	(39)
Net unrealized gains (losses) on available-for-sale securities	(14)	15	(25)	(39)
Comprehensive income	$6,440	$6,529	$37,114	$1,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating Activities
Net income	$37,139	$1,512
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash PDL royalty revenue	(95,852)	—
Non-cash interest expense on liability related to sale of future royalties and milestones to PDL	14,646	—
Depreciation and amortization	9,063	4,116
Accretion of debt discount	825	—
Accretion of investment discounts and amortization of investment premiums, net	262	(352)
Allowance for inventory obsolescence	—	243
Loss on disposal of property and equipment	17	—
Stock-based compensation	6,497	4546
Change in fair value of contingent consideration and unfavorable contract	1,784	441
Deferred income taxes	31,173	—
Excess tax benefit from stock-based compensation	(2,152)	—
Changes in assets and liabilities:		—
Accounts receivable	(1,133)	(2,389)
Inventories	2,853	2,856
Prepaid and other assets	(972)	812
Income taxes receivable	(6,246)	—
Accounts payable and other accrued liabilities	5,432	(75)
Accrued compensation	(416)	1,083
Income taxes payable	(59,722)	—
Deferred revenue	(2,281)	(2,371)
Net cash used in operating activities	(59,083)	10,422

Investing Activities
Purchases of property and equipment	(853)	(1,370)
Acquisition of businesses	—	(4,000)
Acquisition of patents	—	(150)
Purchases of marketable securities	(6,703)	(24,263)
Maturities of marketable securities	24,845	51,988
Sales of marketable securities	—	323
Net cash provided by (used in) investing activities	17,289	22,528

Financing Activities
Proceeds from issuance of convertible debt	345,000	—
Proceeds from issuance of common stock	7,227	2,256
Excess tax benefit from stock-based compensation	2,152	—
Convertible debt issuance costs	(10,561)	—
Net cash provided by financing activities	343,818	2,256

Net decrease in cash and cash equivalents	302,024	35,206
Cash and cash equivalents at beginning of period	244,674	29,076
Cash and cash equivalents at end of period	$546,698	$64,282
Supplemental disclosure of noncash financing activities:
Convertible debt issuance costs included in accounts payable and other accrued liabilities	$214	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other CNS conditions. The products that comprise the Company’s current specialty pharmaceutical business are Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients that we acquired in July 2013.

The Company also has a portfolio of royalty and milestone producing license agreements based on its proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to the Company’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant SRL) for sales of extended-release metformin in Korea and Canada, respectively.

The Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate clinical and regulatory strategies and commercial prospects for DM-1992.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the entire year ending December 31, 2014 or future operating periods.

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

Reclassification

The Company has reclassified a royalty payable to PDL of $6.9 million from “Accounts payable and accrued liabilities” to the current portion of “Liability related to the sale of future royalties and milestones” in the accompanying condensed consolidated balance sheet as of December 31, 2013 to conform to the current period presentation.

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

The Company and Depo DR Sub continue to retain the duties and obligations under the specified license agreements. These include the collection of the royalty and milestone amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing, among other items, the amount of royalty payments received by the Company, reimbursable expenses and set-offs. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

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

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements meet certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand-alone value to the Company’s customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that the Company remains obligated to perform services.

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

•                  Product Sales Allowances — The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns — The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on Gralise, CAMBIA, Zipsor and Lazanda. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of its commercialization agreement with Salix in August 2011. Under the terms of the Zipsor Asset Purchase Agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA Asset Purchase Agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of Lazanda product previously sold by Archimedes Pharma US Inc. See Note 13 for further information on the acquisition of Zipsor, CAMBIA and Lazanda.

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

Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

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

Royalties received from Mallinckrodt on sales of XARTEMIS XR™ and from Janssen Pharma on sales of NUCYNTA® ER are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured.

Until October 1, 2013, the Company received royalties from Salix based on net sales of Glumetza and from Merck based on net sales of Janumet® XR. The royalties were recognized in the period earned as the royalty amounts could be estimated and collectability was reasonably assured.

In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area, including the Glumetza royalty and the Janumet® XR royalty , to PDL for $240.5 million. This transaction was accounted for as a liability that will be amortized using an interest method over the life of the agreement. As a result of this liability accounting, even though the Company does not retain the related royalties and milestones under the transaction as the amounts are remitted to PDL, the Company will continue to record revenue related to these royalties and milestones.

•                  License and Collaborative Arrangements — Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) consideration earned relates to past performance and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance; the consideration earned relates solely to past performance; and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Recently Issued Accounting Standards

There have been no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K, except for the following:

•                  In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, as this time, the Company does not expect any impact on its disclosures.

•                  In June 2014, the FASB issued guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

•                  In May 2014, the FASB issued guidance which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of September 30, 2014 and December 31, 2013 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2014	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$15,798	$—	$—	$15,798
Money market funds	530,900	—	—	530,900
Total cash and cash equivalents	$546,698	$—	$—	$546,698

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$6,771	$4	$(1)	$6,774
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,154	—	(14)	6,140
Total available-for-sale securities	$12,925	$4	$(15)	$12,914

Total cash, cash equivalents and marketable securities	$559,623	$4	$(15)	$559,612

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$26,728	$—	$—	$26,728
Money market funds	217,946	—	—	217,946
Total cash and cash equivalents	$244,674	$—	$—	$244,674

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$12,440	$8	$(2)	$12,446
Government agency debt securities	14,814	3	—	14,817
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,075	5	—	4,080
Total available-for-sale securities	$31,329	$16	$(2)	$31,343

Total cash, cash equivalents and marketable securities	$276,003	$16	$(2)	$276,017

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company invests its cash in marketable securities with U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive gain” within shareholders’ equity on the Condensed Consolidated Balance Sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the Condensed Consolidated Statement of Operations.

At September 30, 2014 the Company had fourteen securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$7,155	$(15)	$—	$—	$7,155	$(15)
Total available-for-sale	$7,155	$—	$—	$—	$7,155	$(15)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2014.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$530,900	$—	$—	$530,900
Corporate debt securities	—	12,914	—	12,914
Total	$530,900	$12,914	$—	$543,814

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,653	$1,653
Contingent consideration- Lazanda	—	—	9,811	9,811
Contingent consideration- CAMBIA	—	—	1,139	1,139
Unfavorable contract assumed	—	—	3,985	3,985

Contingent consideration	$—	$—	$16,588	$16,588

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$217,946	$—	$—	$217,946
Corporate debt securities	—	16,526	—	16,526
Government agency debt securities	—	14,817	—	14,817
Total	$217,946	$31,343	$—	$249,289

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,638	$1,638
Contingent consideration- Lazanda	—	—	8,616	8,616
Contingent consideration- CAMBIA	—	—	1,010	1,010
Unfavorable contract assumed	—	—	3,540	3,540
	$—	$—	$14,804	$14,804

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in the Company’s condensed consolidated statement of operations. Changes in fair value included within interest and other expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2014 was $0.6 million and $1.8 million, respectively. Changes in fair value included within interest and other expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2013 was $0.3 million and $0.4 million, respectively.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA acquisition. The liability of $4.0 million recorded above, as of September 30 2014, represents the fair value of the amounts by which the contract terms are unfavorable compared to the current market pricing and a probability - weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party. The contract may be terminated if the third party fails to achieve these milestones, in which case the fair value of the liability as of the date of the termination will be reversed on the condensed consolidated balance sheet and reflected in the condensed consolidated statement of operations as a credit within interest and other income. The Company determines the fair value of this liability at each reporting period and records any changes within “Interest expense” in the condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

	Balance at	Changes	Balance at
	December 31,	in	September 30,
	2013	fair value	2014
Liabilities:
Contingent consideration obligations- Zipsor	$1,638	$15	$1,653
Contingent consideration obligations- Lazanda	8,616	1,195	9,811
Contingent consideration obligations- CAMBIA	1,010	129	1,139
Unfavorable contract assumed	3,540	445	3,985
Total	$14,804	$1,784	$16,588

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 (the 2021 Notes), is based on a market approach. The estimated fair value was approximately $365.0 million (par value $345.0 million) as of September 30, 2014 and represents a Level II valuation. When determining the estimated fair value of the Company’s long-term debt, the Company used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

NOTE 3.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting solely of stock options, for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2014	2013	2014	2013

Basic income per share
Net income	$6,454	$6,514	$37,139	$1,512
Denominator	58,568	56,819	58,077	56,615
Basic net income per share	$0.11	$0.11	$0.64	$0.03
Diluted net income per share
Numerator:
Net income	$6,454	$6,514	$37,139	$1,512
Add interest expense on convertible debt, net of tax	—	—	803	—
	$6,454	$6,514	$37,942	$1,512
Denominator:
Denominator for basic income per share	58,568	56,819	58,077	56,615
Add effect of dilutive securities:
Stock options and equivalents	2,296	842	2,382	702
Convertible debt	—	—	1,379	—
Denominator for diluted net income per share:	60,864	57,661	61,838	57,317
Diluted net income per share	$0.11	$0.11	$0.61	$0.03

The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net income per share because, to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Convertible debt	4,093	—	—	—
Stock options and equivalents	1,933	4,916	1,451	5,111
Total potentially dilutive shares	6,026	4,916	1,451	5,111

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Mallinckrodt Inc. (formerly Covidien, Ltd.)

In November 2008, the Company entered into a license agreement related to acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize Depomed’s Acuform technology for the exclusive development of up to four products containing acetaminophen in combination with opiates, two of which Mallinckrodt has elected to develop.

Since the inception of the contract, the Company received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work the Company performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. In March 2014, the FDA approved XARTEMIS XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which the Company received in April 2014. This $10.0 million milestone payment was recognized as revenue during the three months ended March 31, 2014.  In May 2014, the FDA accepted for filing the NDA for MNK-155, and this acceptance triggered a $5.0 million milestone payment to the Company, which the Company received in June 2014. This $5.0 million milestone payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, the Company will receive a $10.0 million milestone payment. The Company receives high single digit royalties on net sales of XARTEMIS XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved.

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

In August 2010, the Company entered into a license agreement with Janssen that grants Janssen a non-exclusive license to certain patents related to Depomed’s Acuform drug delivery technology to be used in developing fixed dose combinations of extended release metformin and Janssen’s type 2 diabetes product candidate canagliflozin. In August 2010, the Company received $10.0 million in upfront and milestone payments, which was recognized as revenue in 2010. The Company also granted Janssen a right to reference the Glumetza NDA in Janssen’s regulatory filings covering the products. In February 2013 and December 2013, the Company completed two projects for Janssen related to this program and recognized $2.2 million in revenue during the first quarter of 2013 and $1.4 million during the fourth quarter of 2013.

In October 2013, the Company sold all of its rights to future payments under the license agreement relating to fixed dose combinations of metformin and canaglifozin to PDL.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to Depomed’s Acuform drug delivery technology for IW-3718, an Ironwood product candidate under evaluation for refractory GERD.

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

Under the commercialization agreement, Salix is also required to pay the Company royalties on net product sales of Glumetza in the United States of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties were to share proceeds equally based on a gross margin split. Royalty revenue from Salix for the three and nine months ended September 30, 2013 was $14.6 million and $42.1 million, respectively. In October 2013, the Company sold its interest in the Glumetza royalties to PDL.

Pursuant to the original promotion agreement, Salix paid the Company a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time the Company’s obligations existed under the promotion agreement related to manufacturing Glumetza and paying Salix promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed the Company’s promotion fee obligations and contemplated removal of its manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Salix and managing the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin). At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of the Company’s manufacturing obligations to February 2016, which is now the estimated date the Company expects its obligations will be completed under the commercialization agreement.

The Company recognized approximately $0.4 million and $1.1 million of revenue associated with this upfront license fee for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2013 respectively. The remaining deferred revenue balance is $1.9 million at September 30, 2014.

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

The Company will recognize the $25.0 million license fee payment as revenue ratably until October 2021, which represents the estimated length of time the Company’s obligations exist under the arrangement related to royalties it is obligated to pay Valeant on net sales of the 500mg Glumetza in the United States and to use Valeant as the sole supplier of the 1000mg Glumetza. The Company recognized $0.4 million and $1.2 million of license revenue related to the amortization of this upfront fee for the three and nine months ended September 30, 2014 and 2013, respectively. The remaining deferred revenue balance related to the $25.0 million upfront payment was $11.3 million as of September 30, 2014.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cost of sales	$—	$11	$13	$32
Research and development expense	70	71	174	270
Selling, general and administrative expense	2,257	1,490	6,310	4,244
Total	$2,327	$1,572	$6,497	$4,546

At September 30, 2014, the Company had $14.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.1 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$1,321	$1,951
Work-in-process	1,721	181
Finished goods	4,313	9,056
Less: allowance for obsolescence	(63)	(1,043)
Total	$7,292	$10,145

The fair value of inventories acquired included a step-up in the value of CAMBIA, Zipsor and Lazanda inventories of $3.7 million, $1.9 million and $0.6 million, respectively, which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA, Lazanda and Zipsor inventories was $0.5 million, $0.1 million and zero for the three months ended September 30, 2014, respectively. The cost of sales related to the step-up value of CAMBIA, Lazanda and Zipsor inventories was $3.6 million, $0.2 million, and zero for the nine months ended September 30, 2014, respectively. The cost of sales related to the step-up value of Lazanda and Zipsor for the three months ended September 30, 2013 was zero. The cost of sales related to the step-up value of Lazanda and Zipsor for the nine months ended September 30, 2013 was zero and $0.7 million, respectively. The Company acquired CAMBIA in December 2013.

As of September 30, 2014, the unamortized portion of step-up related to CAMBIA, Lazanda and Zipsor inventories was zero, $0.3 million and zero. As of December 31, 2013, the unamortized portion of step-up related to CAMBIA, Lazanda and Zipsor inventories was $3.6 million, $0.5 million and zero.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Accounts payable	$1,340	$2,232
Accrued compensation	6,661	7,077
Accrued rebates and sales discounts	15,566	8,594
Allowance for product returns	12,743	10,278
Accrued contract sales organization fees	—	962
Inventory and other contract manufacturing accruals	330	87
Other accrued liabilities	8,942	5,705
Total accounts payable and accrued liabilities	$45,582	$34,935

NOTE 8.  LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. The Company has significant continuing involvement in the PDL Transaction primarily due to an obligation to act as the intermediary for the supply of 1000mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the PDL Transaction has been accounted for as debt and is being amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company is required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received will be recorded as interest expense over the life of the debt. Consequently, the Company imputes interest on the unamortized portion of the debt and records interest expense using an estimated interest rate that is based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. The Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the debt and the interest rate.

As royalties are remitted to PDL from Depo DR Sub as described at Note 1 above, the balance of the debt will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statement of operations over the term of the agreement signed in connection with the PDL Transaction. The Company recognized $19.8 million and $95.9 million in non-cash royalty revenue for the three and nine months ended September 30, 2014. The Company incurred $4.4 million and $14.6 million in non- cash interest expense for the three and nine months ended September 30, 2014.

As of September 30, 2014, the liability related to the PDL Transaction was $166.4 million. In addition, the amount receivable from the Company’s collaborative partners with respect to the PDL Transaction was $19.7 million, which has been reflected within “Receivables from collaborative partners” in the accompanying condensed consolidated balance sheets as of September 30, 2014. The amount receivable from the Company’s collaborative partners with respect to the PDL Transaction was $6.9 million as of December 31, 2013.

During September 2014, the Company, Salix and PDL executed an amended agreement which is effective from October 1, 2014, and eliminates any and all continuing obligations on the part of the Company in the supply of Glumetza 100mg tablets. The Company is evaluating the impact of this amendment on its accounting for the PDL transaction.

NOTE 9. DEBT

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of the 2021 Notes in a public offering. The convertible debt offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

The 2021 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee), and mature on September 1, 2021, unless earlier converted, redeemed or repurchased. The 2021 Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

Upon the occurrence of certain circumstances, holders may convert their 2021 Notes prior to the close of business on the business day immediately preceding March 1, 2021. On or after March 1, 2021, until the close of business on the second trading day immediately preceding the maturity date, holders may surrender their 2021 Notes for conversion at any time. Upon conversion, the Company will pay or deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The initial conversion rate of 51.9852 shares of common stock per $1,000 principal amount of 2021 Notes is equivalent to a conversion price of approximately $19.24 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events.

In addition, upon the occurrence of certain events defined in the indenture as a fundamental change, holders of the 2021 Notes may require us to purchase for cash all or any portion of their 2021 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The 2021 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the 2021 Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2021 Notes was 9.34%. This resulted in the recognition of $226.0 million as the liability component net of $119.0 million debt discount with a corresponding increase to paid-in capital, the equity component, for the 2021 Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million are included in “Other assets” on the Consolidated Balance Sheets as of the issuance date. Equity issuance costs of $3.7 million related to the convertible debt offering were recorded as an offset to additional paid-in capital.

The Company recognized a net deferred tax liability of $43.3 million created by the book-tax basis difference for the liability component of our convertible debt offering. The deferred tax liability has been offset within the applicable “Deferred tax assets” sections of the condensed consolidated balance sheets and, under the applicable accounting guidance, a corresponding off-set was recorded to additional paid-in capital on the accompanying condensed consolidated balance sheets. The net deferred tax liability will be reduced and a deferred tax benefit will be recognized as the debt discount is amortized over the life of the instrument.

The following is a summary of the liability component of the 2021 Notes as of September 30, 2014 (in thousands):

September 30,
2014
Net carrying amount of the liability component	$226,772
Unamortized discount of the liability component	118,228
Principal amount of the 2021 Notes	$345,000

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the 2021 Notes (in thousands):

	Three and Nine Months Ended September 30,
	2014	2013
Stated coupon interest	$527	$—
Amortization of debt discount and debt issuance costs	825	—
Total interest expense	$1,352	$—

The balance of unamortized debt discount and debt issuance costs was $125.3 million of which $118.2 million is included in “Senior Convertible Notes” and $7.1 million is included within “Other assets” as of September 30, 2014 on the accompanying Condensed Consolidated Balance Sheets.

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2014 employees exercised options to purchase 279,544 and 1,248,117 shares of the Company’s common stock, respectively, with net proceeds to the Company of approximately $1.7 million and $6.5 million, respectively. For the three and nine months ended September 30, 2013, employees exercised options to purchase 248,846 and 436,627 shares of the Company’s common stock with net proceeds to the Company of approximately $1.2 million and $1.8 million, respectively.

Employee Stock Purchase Plan

In May 2014, the Company sold 98,089 shares under the ESPP. The shares were purchased at a purchase price of $7.50 per share with proceeds to the Company of approximately $0.7 million.

NOTE 11.  INCOME TAXES

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

For the three and nine months ended September 30, 2014, the difference between the recorded provision from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and discrete adjustments. For the three and nine months ended September 30, 2013, the difference between the recorded provision from income taxes and the tax benefit, based on the federal statutory rate of 35%, was primarily attributable to the net operating losses not benefitted, offset by non-deductible expenses.

At each of December 31, 2013 and September 30, 2014, the Company had $3.9 million of unrecognized tax benefits. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which we operate until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.2 million of accrued interest and penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months.

NOTE 12. LEASES

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company is obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. The lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is given by the Company to the landlord no later than 12 months prior to the lease expiration. The Company has the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016.  In the event of such termination, the Company will pay the landlord (i) the unamortized portion of the tenant improvement allowance, (ii) specified additional allowances made by the landlord, (iii) waived base rent and (iv) leasing commissions, in each case amortized at 8% interest.

The Company became entitled to control physical access to the premises upon signing the lease in April 2012. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced as of such time. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $12.4 million in aggregate base rent over the term of the lease for the above premises. Deferred rent for the lease was approximately $1.7 million as of September 30, 2014.

Rent expense for the lease was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2014. Rent expense for the lease was approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2013.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. Lease expense was approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2014.

NOTE 13. BUSINESS COMBINATIONS

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA. The fair values of the contingent consideration as of December 31, 2013 and September 30, 2014 were $1.0 million and $1.1 million, respectively. At December 31, 2013 accumulated amortization for the CAMBIA intangible was $0.2 million. At September 30, 2014 accumulated amortization for the CAMBIA intangible was $4.1 million.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda. The fair values of the contingent consideration as of December 31, 2013 and September 30, 2014 were $8.6 million and $9.8 million, respectively. At December 31, 2013 accumulated amortization for the Lazanda intangible was $0.5 million. At September 30, 2014 accumulated amortization for the Lazanda intangible was $1.4 million.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the consolidated balance sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor. The fair values of the contingent consideration as of December 31, 2013 and September 30, 2014 were $1.6 million and $1.7 million, respectively. At December 31, 2013 accumulated amortization for the Zipsor intangible was $5.9 million. At September 30, 2014 accumulated amortization for the Zipsor intangible was $8.8 million.

NOTE 14. SUBSEQUENT EVENTS

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of Glumetza 1000mg tablets. The Company is evaluating the impact of this amendment on its accounting for the PDL transaction and deferred license revenue related to upfront payments received from Valeant and Salix.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the commercial success and market acceptance of Gralise® (gabapentin), our once-daily product for the management of postherpetic neuralgia, CAMBIA® (diclofenac potassium for oral solution), our non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, Zipsor® (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate pain in adults, and Lazanda® (fentanyl) nasal spray, our product for the management of breakthrough cancer pain in adult, opioid-tolerant cancer patients;

•                  the results of our ongoing litigation against filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of our products in the United States;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on pain and other CNS conditions. The products that comprise our current specialty pharmaceutical business are Gralise®  (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), our non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor®  (diclofenac potassium) liquid filled capsules, our non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda®  (fentanyl) nasal spray, our product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013.We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) Merck & Co. Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim International GMBH (Boehringer Ingelheim); and (e) LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant SRL) for sales of extended-release metformin in Korea and Canada, respectively.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

Gralise®	Management of postherpetic neuralgia	Currently sold in the United States. Launched in October 2011

CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the United States Acquired in December 2013

Zipsor®	Mild to moderate acute pain	Currently sold in the United States. Acquired in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the United States Acquired in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen)	Management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate	Mallinckrodt	Approved by the FDA and launched in March 2014

MNK-155	Pain	Mallinckrodt	New Drug Application (NDA) accepted for filing by the FDA in May 2014 Foreign regulatory filings in process

NUCYNTA® ER	Moderate to severe chronic pain; neuropathic pain associated with diabetic peripheral neuropathy (DPN)	Janssen	License covers sales of NUCYNTA® ER in the United States, Canada and Japan

IW-3718 Refractory GERD program using Acuform®	Refractory GERD	Ironwood	In clinical development

Depomed Product Pipeline

Product	Indication	Status

DM-1992	Parkinson’s disease	Top-line results of Phase 2 study reported in November 2012

Commercialized Products

Gralise® (Gabapentin) Tablets for the Management of Postherpetic Neuralgia (PHN)

In October 2011, we launched and announced the commercial availability of Gralise. Gralise is prescribed for the treatment of postherpetic neuralgia. Gralise product sales for the three and nine months ended September 30, 2014 were $16.3 million and $42.3 million, respectively. Gralise product sales for the three and nine months ended September 30, 2013 were $9.8 million and $24.5 million, respectively.

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

We began selling CAMBIA in late December 2013 and began commercial promotion of CAMBIA in February 2014. Our CAMBIA product sales were $5.8 million and $15.4 million for the three and nine months ended September 30, 2014, respectively.

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

We began selling Zipsor in late June 2012 and began commercial promotion of Zipsor in July 2012. We recognized $6.1 million and $18.3 million in Zipsor product sales for the three and nine months ended September 30, 2014, respectively. We recognized $6.0 million and $14.6 million in Zipsor product sales for the three and nine months ended September 30, 2013, respectively.

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

We began selling Lazanda in August 2013 and began commercial promotion of Lazanda in October 2013. Lazanda product sales were $2.3 million and $4.3 million for the three and nine months ended September 30, 2014, respectively. Lazanda product sales were $0.4 million for the three and nine months ended September 30, 2013, respectively.

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

Licensing and Development Agreements Sold to PDL in October 2013

In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG and Valeant SRL for sales of extended-release metformin in Korea and Canada, respectively. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

Salix Pharmaceuticals, Inc. (formerly Santarus, Inc.)—Glumetza®

In August 2011, we entered into a commercialization agreement with Salix granting Salix exclusive rights to manufacture and commercialize Glumetza in the United States. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Salix exclusive rights to manufacture and commercialize Glumetza in the United States in return for a royalty on Glumetza net sales. We recognized $14.6 million and $42.1 million in royalty revenue for the three and nine months ended September 30, 2013, respectively.

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

Enrollment was completed in July 2012 and the study was completed in September 2012. In November 2012, we reported top-line results of the Phase 2 study. We continue to evaluate clinical and regulatory strategies and commercial prospects for DM-1992.

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

On September 9, 2014, we issued and sold $345.0 million aggregate principal amount of convertible senior notes in a public offering. The convertible debt offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The 2021 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. See “Note 9 - Debt” of the Note to Consolidated Financial Statements for further information regarding the 2021 Notes.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 and 2013

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Product sales:
Gralise	$16,331	$9,812	$42,301	$24,455
Zipsor	6,147	6,022	18,312	14,614
Cambia	5,833	—	15,415	—
Lazanda	2,273	444	4,307	444
Total product sales	30,584	16,278	80,335	39,513

Royalties:
Glumetza US	—	14,578	—	42,060
Others	370	844	1,295	2,539
Total royalty revenue	370	15,422	1,295	44,599

Non-cash PDL royalty revenue	$19,771	$—	$95,852	$—

License and Other revenue:
Glumetza	$760	$760	$2,280	$2,280
Mallinckrodt	—	5,000	15,000	5,000
Janssen	—	—	—	2,203
Other	—	—	1,000	1
Total license and other revenue:	760	5,760	18,280	9,484

Total revenues	$51,485	$37,460	$195,762	$93,596

Product sales

Gralise. We launched and began commercial promotion of Gralise in October 2011. The increase in Gralise product sales in the first nine months of 2014 relative to the comparable period in 2013 is primarily the result of higher prescription demand and, to a lesser extent, price increases. We expect Gralise product sales and prescriptions to increase from current levels for the remainder of 2014.

CAMBIA. We acquired and began selling CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. We expect CAMBIA product sales and prescriptions to increase from current levels for the remainder of 2014.

Zipsor. We acquired and began selling Zipsor in late June 2012. We began commercial promotion of Zipsor in July 2012. The increase in Zipsor product sales in the first nine months of 2014 relative to the comparable period in 2013 is primarily the result of price increases.

Lazanda. We acquired Lazanda in July 2013 and began selling Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. We expect Lazanda product sales and prescriptions to increase from current levels for the remainder of 2014.

Royalties

Glumetza US . Until October 1, 2013, we received royalties from Salix based on net sales of Glumetza in the United States. Royalty revenue from Salix for the three and nine months ended September 30, 2013 was $14.6 million and $42.1 million, respectively, which represents a 32.0% royalty on Salix’s net sales of Glumetza. In October 2013, we sold our interest in the Glumetza royalties to PDL, as discussed below.

Other Royalties.  Other royalties for the three and nine months ended September 30, 2014 include royalties from Janssen Pharma on net sales of NUCYNTA ER and royalties from Mallinckrodt on net sales of XARTEMIS XR, which was launched in March 2014. Other royalties in the three and nine months ended September 30, 2013 include royalties from Janssen Pharma on net sales of NUCYNTA ER, royalties from Merck on net sales of Janumet® XR, and royalties from Valeant SRL on net sales Glumetza in Canada. In October 2013, we sold our interests in Janumet® XR and Glumetza Canadian royalties to PDL.

Non-Cash Royalty Revenue Related to the PDL Transaction. In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. This transaction was accounted for as debt that will be amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the related royalties and milestones under the transaction (as the amounts are remitted to PDL), we will continue to record revenue related to these royalties and milestones until the amount of the associated debt and related interest is fully amortized. We recognized $19.8 million and $95.9 million of non-cash revenue associated with the PDL Transaction for the three and nine months ended September 30, 2014.

Effective October 1, 2014, Depomed, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of Depomed in the supply of Glumetza 1000mg tablets. We are evaluating the impact of this amendment on the accounting for the PDL transaction.

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

Effective October 1, 2014, we assigned all of our rights and obligations under the Glumetza supply agreement to Salix, eliminated any and all continuing obligations on the part of Depomed in the supply of Glumetza 1000mg tablets. We are evaluating the impact of this amendment on our accounting for the deferred license revenue related to upfront payment received from Valeant and Salix.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and nine months ended September 30, 2014, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cost of sales	$3,523	$1,751	$11,900	$4,923
Dollar change from prior year	1,772		6,977
Percentage change from prior year	101.2%		141.7%

Cost of sales for the three and nine months ended September 30, 2014 relates to Gralise, CAMBIA, Zipsor and Lazanda. Cost of sales for the three and nine months ended September 30, 2013 relates to Gralise, Zipsor and Lazanda. Cost of sales increased in 2014 as a result of increased unit sales of Gralise and the acquisition of CAMBIA and Lazanda products in 2013.

We began selling CAMBIA in December 2013 and began commercial promotion of CAMBIA in February 2014. The fair value of inventories acquired included a step-up in the value of CAMBIA inventories of $3.7 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA was $0.5 million and $3.6 million for the three and nine months ended September 30, 2014, respectively. We began selling Lazanda in August 2013 and began commercial promotion of Lazanda in October 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda was $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. The cost of sales related to the step-up value of Lazanda for the three and nine months ended September 30, 2013 was insignificant. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million, of which zero and $0.7 million was amortized to cost of sales for the three and nine months ended September 30, 2013, respectively.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Success in development therefore, generally results in increasing expenditures until actual product approval. Total research and development expense for the three and nine months ended September 30, 2014, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development expense	$1,644	$1,339	$5,083	$6,049
Dollar change from prior year	305		(966)
Percentage change from prior year	22.8%		-16.0%

The decrease in research and development expense for the nine months ended September 30, 2014, as compared to the same period in 2013 was primarily due to reduced costs related to our Sefelsa program, which ceased in the first quarter of 2013. We expect research and development expense for the fourth quarter of 2014 to slightly increase from the third quarter of 2013.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees and accounting fees. Total selling, general and administrative expense, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Selling, general and administrative expense	$27,078	$26,374	$92,166	$77,705
Dollar change from prior year	704		14,461
Percentage change from prior year	2.7%		18.6%

The increase in selling, general and administrative expense for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013 was primarily due to sales and marketing expense related to Lazanda and CAMBIA which we acquired in July 2013 and December 2013, respectively, and higher legal expenses related to our ongoing patent litigation. We expect selling, general and administrative expense in the fourth quarter of 2014 to increase slightly from the third quarter of 2014.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Amortization of intangible assets- Zipsor	$964	$964	$2,894	$2,888
Amortization of intangible assets- Lazanda	291	194	875	194
Amortization of intangible assets- CAMBIA	1,285	—	3,852	—
	$2,540	$1,158	$7,621	$3,082

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for the three and nine months ended September 30, 2013 and September 30, 2014 was approximately $1.0 million and $2.9 million, respectively. The estimated amortization expense for each of the four succeeding fiscal years is expected to be $3.9 million and $2.1 million for 2019.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. Total amortization expense for the three and nine months ended September 30, 2014 was approximately $0.3 million and $0.9 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $1.2 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying condensed consolidated balance sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. Total amortization expense for the three and nine months ended September 30, 2014 was approximately $1.3 million and $3.9 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is expected to be $5.1 million.

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Interest and other income	$23	$27	$70	$142
Change in fair value of contingent consideration and unfavorable contract	(558)	(285)	(1,784)	(440)
Interest expense on convertible debt	(1,352)	—	(1,352)	—
Non-cash interest expense on liability related to sale of future royalties	(4,364)	—	(14,646)	—
Other	—		(17)
Net interest income (expense)	$(6,251)	$(258)	$(17,729)	$(298)

Interest and other income decreased during the three and nine months ended September 30, 2014, as compared to the corresponding period in 2013 as a result of lower interest rates on investment balances.

The increase in non-cash interest expense on liability related to the PDL Transaction for the three and nine months ended September 30, 2014 compared to the same period 2013 is attributable to the royalty sale transaction that we completed in October 2013. As described above, this transaction has been recorded as debt under the applicable accounting guidance. We impute interest on the transaction and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest expense relates to the $345.0 million aggregate principal amount of the 2021 Notes issued in September 2014. The offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The interest rate for the 2021 Notes is fixed at 2.50% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2015. During the three and nine months ended September 30, 2014, we recognized $0.5 million of accrued coupon interest expense related to the 2021 Notes.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2021 Notes from the respective host debt instrument and initially recorded the conversion option of $115.3 million for the 2021 Notes in “Shareholders’ equity” on our Condensed Consolidated Balance Sheets. The resulting debt discounts on the 2021 Notes are being amortized to interest expense at an effective interest rate of 9.34% over the contractual term of the notes. During the three and nine months ended September 30, 2014, we recognized $0.8 million of interest expense related to the amortization of these debt discounts. We expect interest expense to increase in future periods as the three months ended September 30, 2014 reflect accrued interest and amortization of the debt discount and debt issuance costs since September 9, 2014.

Income Tax Provision

At the end of 2013, we released our valuation allowance that impacts the comparison of the provision for income taxes for the three and nine months ended September 30, 2014 when compared to the comparable periods for 2013. For the three and nine months ended September 30, 2014, we recorded a provision from income taxes of $4.0 million and $24.1 million, respectively, compared to a provision from income taxes of $0.1 million and $0.1 million for the same period in 2013. The increase in the provision from income taxes in the three and nine months ended September 30, 2014, compared to the same period in 2013, is primarily attributable to an increase in income earned for the nine months ended September 30, 2014 compared to the same period in the prior year. We paid approximately zero and $58.8 million in taxes for the three and nine month period ended September 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table displays a summary of our cash, cash equivalents and marketable securities as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(In thousands)	2014	2013

Cash, cash equivalents and marketable securities	$559,612	$276,017

Since inception through September 30, 2014, we have financed our product development efforts and operations primarily from private and public sales of equity securities, including convertible debt securities; the sale of rights to future royalties and milestones to PDL; upfront license, milestone and termination fees from collaborative and license partners; and product sales. In September 2014, we issued and sold $345.0 million of 2021 Notes.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•                  acquisitions or licenses of complementary businesses, products, technologies or companies;

•                  sales of our marketed products;

•                  expenditures related to our commercialization of Gralise, CAMBIA, Zipsor and Lazanda;

•                  milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•                  interest and principal payments on our 2021 Notes;

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

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2014 was $59.1 million. Net cash provided by operating activities during the nine months ended September 30, 2013 was approximately $10.4 million. Net cash used in the nine months ended September 30, 2014 was primarily related to income tax payments totaling approximately $58.8 million related to the year ended December 31, 2013.

Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2014 was approximately $17.3 million primarily due to higher maturities of marketable securities relative to purchases of marketable securities. Net cash provided by investing activities during the nine months ended September 30, 2013 was approximately $22.5 million primarily due to higher proceeds from maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2014 was $343.8 million, primarily due to $334.4 million of net proceeds received from the issuance of the 2021 Notes and $7.2 million of proceeds received from employee option exercises. Cash provided by financing activities during the nine months ended September 30, 2013 was $2.3 million and consisted of proceeds from employee option exercises.

Contractual Obligations

As of September 30, 2014, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Term loan - principal	$—	$—	$—	$345,000	$345,000
Term loan - interest	8,433	17,250	17,250	17,250	60,183
Operating leases(1)	3,073	5,554	3,083	5,263	16,973
Purchase commitments	5,775	—	—	—	5,775
	$17,281	$22,804	$20,333	$367,513	$427,931

(1)         Amounts represent payments under a noncancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At September 30, 2014, we had non-cancelable purchase orders and minimum purchase obligations of approximately $5.8 million under our manufacturing agreements related to Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements.

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

The table above also excludes non-cancelable purchase orders and minimum purchase obligations of approximately $1.4 million under our supply agreement with Valeant for the supply of 1000mg Glumetza, as these obligations will be fully reimbursed by Santarus.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A bench trial involving defendants Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis) was completed on May 20, 2014  as to U.S. Patent Nos. 6,635,280; 6,488,962; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992, which expire between September 2016 and February 2024.  In August 2014, the court ruled in our favor, finding that Actavis infringed all patent claims we asserted and upholding the validity of the patents. On September 15, 2014, Actavis filed a notice appealing the decision to the United States Court of Appeals for the Federal Circuit.

Depomed v. FDA

In November 2010, the FDA granted Gralise Orphan Drug designation for the management of PHN, but did not recognize Orphan drug exclusivity for Gralise in January 2011 when Gralise was approved for marketing in the United States. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise Orphan Drug exclusivity for the management of PHN. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion was held in August 2013. In September 2014, the court issued an order granting our request for summary judgment, and ordering the FDA to grant Orphan Drug exclusivity for Gralise for the management of PHN, which the FDA did formally in October 2014. On November 3, 2014, the FDA filed a notice appealing the order to the United States Court of Appeals for the Federal Circuit. On November 5, 2014, we received notice the government intends to dismiss its appeal as soon as the case is docketed in the Court of Appeals.

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

We have sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the United States District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of OxyContin® (oxycodone hydrochloride controlled-release) in the United States and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the United States. We sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. We sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. The Purdue lawsuit has been stayed pending completion of the inter partes reviews described below. The District Court has not yet ruled on Endo’s request to stay the Endo litigation.

In response to two petitions filed by Purdue and six petitions filed by Endo, the United States Patent and Trademark Office Patent Trial and Appeal Board (PTAB) has instituted inter partes reviews (each, an IPR) of certain of the claims asserted in our lawsuits against Purdue and Endo. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Patent owners may appeal decisions of the PTAB to the United States Court of Appeals for the Federal Circuit. The PTAB’s decisions are final and non-appealable as to petitioners. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that those claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

In the Purdue IPRs, the PTAB declined to institute an IPR as two claims of the ‘475 patent and two claims of the ‘280 Patent.  The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent, as to the other seven claims of the ‘280 Patent and as to the other seven claims of the ‘340 patent asserted against Endo. The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds.

Discovery, briefing and oral argument is scheduled to be complete in the Purdue IPRs in March 2015 and in the Endo IPRs in June 2015. In accordance with the requirements of the AIA, we expect final decisions from the PTAB not later than one year after the PTAB’s decisions to institute the IPRs, or not later than July 10, 2015 in the Purdue IPRs and not later than September 29, 2015 in the Endo IPRs.

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

On April 2, 2014, we filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. Fact discovery and claim construction in the case are ongoing and no trial date has been set.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2013 Form 10-K and our Form 10-Q for the quarter ended June 30, 2014.

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

In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In July 2013, we acquired Lazanda and began commercial promotion of Lazanda in October 2013. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. As a company, we have limited a limited history of selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from Gralise, Zipsor, Lazanda and CAMBIA depend on a number of factors, including, but not limited to, our ability to:

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

•                  comply with applicable legal and regulatory requirements.

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues from Gralise, CAMBIA, Zipsor and Lazanda and our business will suffer.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will suffer.

Under the Federal Food, Drug and Cosmetics Act (FDCA), the FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

As described in greater detail under “ITEM 1. LEGAL PROCEEDINGS” above, we received a favorable ruling in our patent litigation against Actavis. The lawsuit was filed in March 2012 against Actavis for infringement of certain U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Gralise. A bench trial was completed on May 20, 2014 and in August 2014 the court ruled in our favor, finding that Actavis infringed all asserted claims of all seven patents asserted in trial and upholding the validity of the patents, which expire between September 2016 and February 2024. On September 15, 2014, Actavis filed a notice appealing the decision to the United States Court of Appeals for the Federal Circuit. A successful appeal of the trial court’s ruling by Actavis would harm our business, financial condition and results of operations.

On June 28, 2013, we received from Banner Pharmacaps Inc. (Banner) a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for 25mg diclofenac potassium capsules, (Banner ANDA Product). Banner has granted exclusive rights to the Banner ANDA Product to Watson Laboratories, a subsidiary of Actavis plc. The letter states that the Banner ANDA Product contains the required bioavailability or bioequivalence data to Zipsor and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor in the Orange Book. We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA Product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in December 2015.

Any introduction of one or more products generic to Gralise, CAMBIA, Zipsor or Lazanda, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, or the successful appeal of the favorable ruling received in the Gralise litigation, could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

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

If reimbursement is not available for our products or product candidates, demand for these products may be limited. Further, any delay in receiving approval for reimbursement from third-party payers could have an adverse effect on our future revenues. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services, including pharmaceuticals. Significant uncertainty exists as to the reimbursement status of pharmaceutical products. Our products may not be considered cost effective, and adequate third-party reimbursement may be unavailable to enable us to maintain price levels sufficient to realize an acceptable return on our investment. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.

Federal and state governments in the United States continue to propose and pass new legislation, such as the Affordable Care Act (ACA), which is designed to contain or reduce the cost of healthcare. Cost control initiatives could decrease the price that we receive for our products and any product that we may develop or acquire.

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

Competition in the pharmaceutical industry is intense. We expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do.

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

All marketing activities associated with Gralise, Zipsor, Lazanda and CAMBIA, as well as marketing activities related to any other products which we acquire or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, litigation or other events, could adversely affect our business, results of operations and financial condition.

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

The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver our products on a timely basis or receive royalties or continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we are engaged in litigation against one Zipsor ANDA filer. Also, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents. In response to our lawsuits, Purdue and Endo are challenging the validity of the patents we asserted in inter partes review proceedings before the United States Patent Trial and Appeal Board (PTAB) at the United States Patent and Trademark Office. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the United States Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the United States Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

Changes in laws and regulations may adversely affect our business.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For example, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, United States Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

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

The products we develop generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin, the immediate release formulation of gabapentin initially approved by the FDA.

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

Our inability to obtain or maintain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, results of operations and financial condition could be adversely affected.

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

The FDA-mandated Risk Evaluation and Mitigation Strategy program may limit the commercial success of Lazanda.

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

Clinical development is a long, expensive and uncertain process and is subject to delays and failures. Our own product candidates and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials, as was the case with the Phase 3 trial for Gralise for the management of PHN that we completed in 2007, and with the Phase 3 trials evaluating Sefelsa, our prior product candidate, for menopausal hot flashes, the last of which we completed in October 2011. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

The market price of our common stock historically has been volatile. Our results of operations may fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From March 31, 2013 through September 30, 2014, our stock price has ranged from $4.99 to $15.49 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•                  the degree of commercial success and market acceptance of Gralise, CAMBIA, Zipsor and Lazanda;

•                  filings and other regulatory actions or proceedings related to our products and product candidates and those of our collaborative partners;

•                  the outcome of our patent infringement litigation against the filer of an ANDA for Zipsor;

•                  the reversal or any appeal of the district court’s favorable ruling in our patent infringement litigation against the filer of an ANDA for Gralise;

•                  the outcome of our patent infringement litigation against Purdue and Endo;

•                  the reversal or any appeal of the district court’s ruling in our litigation against the FDA;

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

•                  our plans to acquire, in-license or co-promote other products, or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

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

•                  sales of large blocks of our common stock or the dilutive effect of our 2021Notes; and

•                  variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations.

As a result of these factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. For example, our non-cash PDL revenue for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 was higher than expected. The amount and variability in our non-cash PDL revenue, including any decrease in such revenue or other adjustment to such revenue made by our collaborative partners, may cause our stock price to fluctuate. Any significant drops in our stock price could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

In addition, if the market for pharmaceutical stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us.

We have incurred operating losses in the past and may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the nine months ended September 30, 2014, we recognized net income of $37.1 million. For the year ended December 31, 2013, we recognized income of $43.3 million. Although we have achieved profitability for certain prior periods, we may incur operating losses in 2014 and in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

Our existing capital resources may not be sufficient to fund our future operations or product acquisitions and strategic transactions which we may pursue.

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions which we may pursue, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements, or the sale of assets. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

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

Provisions in our restated certificate of incorporation and bylaws and California law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

We have adopted a shareholder rights plan, commonly known as a “poison pill” which contains provisions that may discourage, delay or prevent a third party from acquiring us. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could depress the market price of our common stock.

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

Contingent consideration obligations arise from the Zipsor, CAMBIA and Lazanda acquisitions and relate to the potential future milestone payments and royalties payable under the respective agreements. The liability for the unfavorable contract arose from the acquisition of CAMBIA and represents the milestone payable to the vendor as well as the value of the amounts by which the contract terms are unfavorable compared to current market pricing. The contingent consideration and the liability for the unfavorable contract is initially recognized at its fair value on the acquisition date is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimate of fair value contains uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The value of our deferred tax assets could become impaired, which could adversely affect our results of operations.

As of September 30, 2014, we had a significant amount of net deferred tax assets. These deferred tax assets are principally comprised of a temporary difference related to the income tax recognition effect of the PDL transaction and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.

As of September 30, 2014, we had $546.7 million in cash and cash equivalents and $12.9 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We incurred significant indebtedness in the aggregate principal amount of $345.0 million under our 2021 Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, the 2021 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our obligations, including the 2021 Notes.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:

•                  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•                  put us at a disadvantage compared to our competitors who have less debt; and

•                  limit our ability to borrow additional amounts for working capital and other general corporate purposes, including funding possible acquisitions of, or investments in, additional products, technologies and companies.

Any of these factors could adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

We may not have the ability to raise the funds necessary to settle conversions of the 2021 Notes in cash or to repurchase the 2021 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2021 Notes.

Holders of the 2021 Notes will have the right to require us to repurchase all or a portion of their 2021 Notes upon the occurrence of certain events deemed to be a “fundamental change” at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2021 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2021 Notes being converted.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2021 Notes surrendered therefor or pay cash with respect to 2021 Notes being converted. In addition, our ability to repurchase or to pay cash upon conversion of the 2021 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase 2021 Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion of the 2021 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2021 Notes or to pay cash upon conversion of the 2021 Notes.

The conditional conversion feature of the 2021 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2021 Notes is triggered, holders of 2021 Notes will be entitled to convert the 2021 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2021 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2021 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2021 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2021 Notes could have a material effect on our reported financial results.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2021 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2021 Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2021 Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2021 Notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock.

In addition, under certain circumstances, convertible debt instruments (such as the 2021 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

Any of these factors could cause a decrease in the market price of our common stock.

We do not intend to pay dividends on our common stock so any returns on shares of our common stock will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to shareholders will therefore be limited to the increase, if any, of our stock price.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3 (3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4 (4)	Bylaws, as amended
4.1 (5)	Rights Agreement, dated as of April 21, 2005, between the Company and Continental Stock Transfer and Trust Company as Rights Agent
4.2 (6)	Senior Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee
4.3 (6)

First Supplemental Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 9, 2014

10.1	Offer Letter dated as of July 14, 2014 between the Company and Srinivas G. Rao, M.D., Ph.D.
10.2	Offer Letter dated as of July 31, 2014 between the Company and Richard Scott Shively
10.3 (6)	Underwriting Agreement dated as of September 3, 2014 between the Company and Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

(2)                                 Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003

(3)                                 Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005

(4)                                 Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005

(5)                                 Incorporated by reference to the Company’s Form 8-A filed on April 22, 2005

(6)                                 Incorporated by reference to the Company’s Form 8-K filed on September 9, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer