Form 10-Q
period 2015-03-31
DEPOMED INC
filed 2015-05-11
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 8, 2015 was 59,963,351.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$52,783	$488,668
Marketable securities	8,310	70,773
Restricted cash (Note 14)	500,000	—
Accounts receivable, net	23,454	27,008
Receivables from collaborative partners	1,048	1,070
Inventories	6,455	8,456
Income taxes receivable	3,424	4,030
Deferred tax assets, net	9,601	9,601
Prepaid and other current assets	8,397	8,014
Total current assets	613,472	617,620
Marketable securities, long-term	6,641	6,961
Property and equipment, net	7,170	7,055
Intangible assets, net	69,822	72,361
Other assets	7,319	7,068
	$704,424	$711,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,803	$52,686
Income taxes payable	1,281	—
Contingent consideration liability	2,298	—
Other current liabilities	2,338	4,813
Total current liabilities	61,720	57,499
Contingent consideration liability	12,422	14,252
Convertible debt	233,057	229,891
Deferred tax liabilities, net, non-current	25,924	32,589
Other long-term liabilities	11,233	12,387
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	246,034	239,961
Additional paid-in capital	77,968	76,809
Retained earnings	36,081	47,714
Accumulated other comprehensive loss, net of tax	(15)	(37)
Total shareholders’ equity	360,068	364,447
	$704,424	$711,065

(1)         Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Product sales	$31,670	$21,506
Royalties	533	494
License and other revenue	—	11,760
Non-cash PDL royalty revenue	—	42,784
Total revenues	32,203	76,544

Costs and expenses:
Cost of sales	3,112	3,702
Research and development expense	1,858	2,042
Selling, general and administrative expense	34,542	32,517
Amortization of intangible assets	2,540	2,539
Total costs and expenses	42,052	40,800

(Loss) income from operations	(9,849)	35,744

Other (expense) income:
Interest and other income	57	27
Interest expense	(6,022)	(626)
Non-cash interest expense on PDL liability	—	(5,379)
Total other expense	(5,965)	(5,978)

Net (loss) income before income taxes	(15,814)	29,766

Benefit from (provision for) for income taxes	4,181	(11,827)
Net (loss) income	$(11,633)	$17,939

Basic net (loss) income per share	$(0.20)	$0.31
Diluted net (loss) income per share	$(0.20)	$0.30

Shares used in computing basic net income per share	59,560,873	57,545,862
Shares used in computing diluted net income per share	59,560,873	59,923,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net (loss) income	$(11,633)	$17,939
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period, net of taxes	22	(10)
Net unrealized gains (losses) on available-for-sale securities	22	(10)
Comprehensive (loss) income	$(11,611)	$17,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating Activities
Net (loss) income	$(11,633)	$17,939
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash PDL royalty revenue	—	(42,784)
Non-cash interest expense on PDL liability	—	5,379
Depreciation and amortization	2,960	3,044
Accretion of debt discount	3,421	—
Amortization of investments	272	81
Provision for inventory obsolescence	424	—
Stock-based compensation	2,813	1871
Change in fair value of contingent consideration and unfavorable contract	(1,099)	466
Deferred income taxes (benefit) provision	(5,505)	13,968
Excess tax benefit from stock-based compensation	(1,159)	(764)
Changes in assets and liabilities:
Accounts receivable	3,560	(1,299)
Receivables from collaborative partners	21	(2,067)
Inventories	1,577	1,652
Prepaid and other assets	(379)	(1,034)
Income taxes receivable	606	—
Accounts payable and other accrued liabilities	1,898	968
Accrued compensation	(1,551)	(2,512)
Income taxes payable	1,281	(59,467)
Deferred revenue	—	(760)
Net cash used in operating activities	(2,493)	(65,319)

Investing Activities
Purchases of property and equipment	(342)	(660)
Business acquisition (Note 14)	(500,000)	—
Purchases of marketable securities	(2,572)	(1,538)
Maturities of marketable securities	65,109	15,011
Net cash (used in) provided by investing activities	(437,805)	12,813

Financing Activities
Proceeds from issuance of common stock	3,254	2,354
Excess tax benefit from stock-based compensation	1,159	764
Net cash provided by financing activities	4,413	3,118

Net decrease in cash and cash equivalents	(435,885)	(49,388)
Cash and cash equivalents at beginning of period	488,668	244,674
Cash and cash equivalents at end of period	$52,783	$195,286

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Taxes, net of refunds	$(600)	$58,000
Interest	4,121	—

Senior Secured Notes issuance costs included in accounts payable and other accrued liabilities	511	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company’s current specialty pharmaceutical business are NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired in April 2015, Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that the Company acquired in July 2013.

The Company also has a portfolio of royalty and milestone producing license agreements based on its proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013: (a) from Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States (U.S).; (b) from Merck & Co., Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to the Company’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended-release metformin in Korea and Canada, respectively.

The Company has one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate clinical and regulatory strategies and commercial prospects for DM-1992.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter ended March 31, 2015 are not necessarily indicative of results to be expected for the entire year ending December 31, 2015 or future operating periods.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2014 Form 10-K). The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, as filed with the 2014 Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Depo DR Sub LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the PDL Transaction. The Company contributed to Depo DR Sub all of its rights, title and interests in each of the license agreements to receive royalty and milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such right to receive royalty and milestone payments, for an upfront cash purchase price of $240.5 million.

The Company and Depo DR Sub continue to retain certain duties and obligations under the specified license agreements. These include the collection of the royalty and milestone amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing, among other items, the amount of royalty payments received by the Company, reimbursable expenses and set-offs. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill or bargain purchase, as applicable.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate present value expected future net cash flows, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled.

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

•                  Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on Gralise®, CAMBIA®, Zipsor® and Lazanda®, and the Company will make such estimates for NUCYNTA® ER and NUCYNTA® for all periods after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA® ER and NUCYNTA® from Janssen Pharma. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of its commercialization agreement with Salix in August 2011. Under the terms of the Zipsor® Asset Purchase Agreement, the Company assumed financial responsibility for returns of Zipsor® product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA® Asset Purchase Agreement, the Company also assumed financial responsibility for returns of CAMBIA® product previously sold by Nautilus. The Company did not assume financial responsibility for returns of Lazanda® product previously sold by Archimedes Pharma US Inc. See Note 13 for further information on the acquisition of Zipsor®, CAMBIA® and Lazanda®.

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

•                  Prompt Pay Discounts—The Company offers cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

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

Royalties received from Mallinckrodt on sales of XARTEMIS™ XR and from Janssen Pharma on sales of NUCYNTA® ER are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured. The Company will no longer receive royalties from Janssen Pharma on sales of NUCYNTA® ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA® ER from Janssen Pharma. The Company will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

Until October 1, 2013, the Company received royalties from Salix based on net sales of Glumetza and from Merck based on net sales of Janumet® XR. The royalties were recognized in the period earned as the royalty amounts could be estimated and collectability was reasonably assured.

In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area, including the Glumetza royalty and the Janumet® XR royalty, to PDL for $240.5 million. We had significant continuing involvement in the PDL transaction until September 30, 2014, primarily due to our obligation to act as the intermediary for the supply of 1000 mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of our significant continuing involvement, the $240.5 million payment received from PDL was accounted for as debt until September 30, 2014. As a result of debt accounting, even though the Company did not retain the related royalties and milestones under the transaction, the Company was required to record the revenue related to these royalties and milestones in its condensed consolidated statement of operations until September 30, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non-cash PDL royalty revenue” during the fourth quarter of 2014.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. The adoption of this guidance will have an impact on the presentation of debt liability and debt issuance costs in the Condensed Consolidated Balance Sheet in future periods.

In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In June 2014, the FASB issued guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual periods beginning after December 15, 2015, and all annual and interim periods thereafter. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued guidance which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, and all annual and interim periods thereafter. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Securities classified as cash and cash equivalents and available-for-sale marketable securities as of March 31, 2015 and December 31, 2014 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$23,763	$—	$—	$23,763
Money market funds	12,521	—	—	12,521
Commercial Paper	16,499	—	—	16,499
Total cash and cash equivalents	$52,783	$—	$—	$52,783

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$8,309	$3	$(2)	$8,310
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,636	7	(2)	6,641
Total available-for-sale securities	$14,945	$10	$(4)	$14,951

Total cash, cash equivalents and marketable securities	$67,728	$10	$(4)	$67,734

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$22,452	$—	$—	$22,452
Money market funds	179,923	—	—	179,923
Corporate debt securities	286,292	3	(2)	286,293
Total cash and cash equivalents	$488,667	$3	$(2)	$488,668

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$70,777	$1	$(5)	$70,773
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,974	—	(13)	6,961
Total available-for-sale securities	$77,751	$1	$(18)	$77,734

Total cash, cash equivalents and marketable securities	$566,418	$4	$(20)	$566,402

The decrease in cash, cash equivalents and marketable securities during three months ended March 31, 2015 is primarily attributable to the fact that upon signing the asset purchase agreement relating to the acquisition of NUCYNTA® ER and NUCYNTA®, the Company placed $500.0 million into escrow which was applied to the purchase price at closing on April 2, 2015. See Note 14 - Subsequent Events for further discussion on the completion of the acquisition of NUCYNTA® ER and NUCYNTA® and the additional $575.0 million of borrowing by the Company on April 2, 2015.

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities. The Company invests its cash in marketable securities with U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances.

These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the Condensed Consolidated Statement of Operations.

At March 31, 2015, the Company had 11 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$5,397	$(4)	$—	$—	$5,397	$(4)
Total available-for-sale	$5,397	$(4)	$—	$—	$5,397	$(4)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2015. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$12,521	$—	$—	$12,521
Commercial Paper	—	16,499	—	16,499
Corporate debt securities	14,951	—	—	14,951
Total	$27,472	$16,499	$—	$43,971

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,760	$1,760
Contingent consideration- Lazanda	—	—	11,617	11,617
Contingent consideration- CAMBIA	—	—	1,342	1,342
Unfavorable contract assumed	—	—	1,777	1,777

	$—	$—	$16,496	$16,496

December 31, 2014	Level 1	Level 2	Level 3	Total

Money market funds	$179,923	$—	$—	$179,923
Commercial Paper	—	253,837	—	253,837
Corporate debt securities	110,190	—	—	110,190
Total	$290,113	$253,837	$—	$543,950

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,800	$1,800
Contingent consideration- Lazanda	—	—	11,209	11,209
Contingent consideration- CAMBIA	—	—	1,243	1,243
Unfavorable contract assumed	—	—	3,343	3,343
	$—	$—	$17,595	$17,595

The fair value measurement of the contingent consideration obligations arises from the Zipsor®, CAMBIA® and Lazanda® acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the three months ended March 31, 2015. Changes in fair value included within interest expense in the accompanying Condensed Consolidated Statement of Operations was $0.6 million for the three months ended March 31, 2014.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA® acquisition. The liability of $1.8 million recorded above, as of March 31, 2015, represents the fair value of the amounts by which the contract terms are unfavorable compared to the current pricing and a probability-weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party. The contract may be terminated if the third party fails to achieve these milestones, in which case the fair value of the liability as of the date of the termination will be reversed on the Condensed Consolidated Balance Sheet and reflected in the Condensed Consolidated Statement of Operations. Any changes in the fair value of this liability resulting from a change in the underlying inputs are recognized in operating expenses until the contract is settled. Changes in the fair value of the liability resulting from the passage of time are recorded within interest expense until the contract is settled.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

	Balance at December 31, 2014	Changes in fair value recorded in interest expense	Changes in fair value recorded in selling, general and administrative expense	Balance at March 31, 2015
Liabilities:
Contingent consideration obligations- Zipsor®	$1,800	$82	$(122)	$1,760
Contingent consideration obligations- Lazanda®	11,209	96	312	11,617
Contingent consideration obligations- CAMBIA®	1,243	48	51	1,342
Unfavorable contract assumed	3,343	219	(1,785)	1,777
Total	$17,595	$445	$(1,544)	$16,496

The Company recorded a reduction of $1.5 million in selling, general and administrative expense during the three months ended March 31, 2015. The decrease in selling, general and administrative expense was primarily driven by a change in the fair value of the liability related to unfavorable contract assumed as part of the CAMBIA® acquisition. The reduction of $1.8 million in the fair value of the unfavorable contract assumed is a change in accounting estimate which reduced basic and diluted net loss per share by ($0.03) for the three months ended March 31, 2015.

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 (the 2021 Notes), is based on a market approach. The estimated fair value was approximately $463.0 million and $375.2 million (par value $345.0 million) as of March 31, 2015 and December 31, 2014, respectively, and represents a Level 2 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses quoted market price of a similar liability without the conversion option.

NOTE 3.  NET INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2015	2014

Basic (loss) income per share
Net (loss) income	$(11,633)	$17,939
Denominator	59,561	57,546
Basic net (loss) income per share	$(0.20)	$0.31
Diluted net (loss) income per share
Net (loss) income	$(11,633)	$17,939
Denominator:
Denominator for basic net (loss) income per share	59,561	57,546
Add effect of dilutive securities:
Stock options and equivalents	—	2,377
Denominator for diluted net (loss) income per share	59,561	59,923
Diluted net (loss) income per share	$(0.20)	$0.30

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share because, to do so would be anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2015	2014

Convertible debt	17,931	—
Stock options and equivalents	4,026	800
Total potentially dilutive shares	21,957	800

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

Since the inception of the contract, the Company has received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work the Company performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million milestone payment following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which the Company received in April 2014. This $10.0 million milestone payment was recognized as revenue during the three months ended March 31, 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155, which triggered a $5.0 million milestone payment to the Company, that was received in June 2014. This $5.0 million milestone payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, the Company will receive a $10.0 million milestone payment. The Company receives high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved.

Janssen Pharmaceuticals, Inc.

In August 2012, the Company entered into a license agreement with Janssen Pharma that granted Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to its Acuform® drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee, which was recognized as revenue in 2012, and receives low single digit royalties on net sales of NUCYNTA® ER in the U.S., Canada and Japan from and after July 2, 2012 through December 31, 2021. The Company will not receive any royalties from Janssen Pharma on net sales of NUCYNTA® ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA® ER from Janssen Pharma. The Company will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to Depomed’s Acuform drug delivery technology for IW-3718, an Ironwood product candidate under evaluation for refractory gastroesophageal reflux disease (GERD).

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

Salix Pharmaceuticals, Inc. (formerly Santarus, Inc.)

In August 2011, the Company entered into a commercialization agreement with Santarus, Inc., which was acquired by Salix in January 2014, granting Salix exclusive rights to manufacture and commercialize Glumetza in the U.S. The commercialization agreement supersedes the promotion agreement between the parties previously entered into in July 2008. Under the commercialization agreement, the Company granted Salix exclusive rights to manufacture and commercialize Glumetza in the U.S. in return for a royalty on Glumetza net sales.

Pursuant to the original promotion agreement, Salix paid us a $12.0 million upfront fee in July 2008. In October 2013, the Company sold its interest in the Glumetza royalties to PDL.

Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of Glumetza 1000mg tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, the Company recognized the remaining unamortized deferred revenue of $1.9 million as of October 1, 2014.

The Company recognized approximately $0.4 million of revenue associated with this upfront license fee during the three months ended March 31, 2014.

Valeant Pharmaceuticals International, Inc. (formerly Biovail Laboratories, Inc.)

In May 2002, the Company entered into a development and license agreement granting Valeant Pharmaceuticals International, Inc. (Valeant) an exclusive license in the U.S. and Canada to manufacture and market Glumetza. Under the terms of the agreement, the Company was responsible for completing the clinical development program in support of the 500mg Glumetza. In July 2005, Valeant received FDA approval to market Glumetza in the U.S. In accordance with the license agreement, Valeant paid a $25.0 million license fee payment to the Company.

Until September 30, 2014, the Company was recognizing the $25.0 million license fee payment as revenue ratably until October 2021, which represented the estimated length of time of the Company’s obligations existed under the arrangement related to royalties that the Company was obligated to pay Valeant on net sales of the 500mg Glumetza in the U.S. and to use Valeant as the sole supplier of the 1000mg Glumetza. Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, the Company recognized the remaining unamortized deferred revenue of $11.3 million as of October 1, 2014. The Company recognized approximately $0.4 million of license revenue related to the amortization of this upfront fee of $25.0 million during the three months ended March 31, 2014.

Patheon Puerto Rico, Inc.

In September 2011, the Company entered into a manufacturing agreement with Patheon Puerto Rico, Inc. (Patheon), pursuant to which Patheon manufactures, packages and supplies commercial quantities of Gralise®.

Under the agreement, the Company provides rolling forecasts to Patheon of its requirements for the product, a portion of which will be considered a firm purchase order. At March 31, 2015, the Company had non-cancelable purchase orders and minimum purchase obligations of approximately $1.9 million under the manufacturing agreement with Patheon for the manufacture of Gralise®. The Company may obtain a portion of its product requirements from a second manufacturing source. The Company is responsible for providing Patheon with the active pharmaceutical ingredient in Gralise®. The agreement will expire on May 31, 2018, subject to early termination under certain circumstances.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units  and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of sales	$1	$12
Research and development expense	137	53
Selling, general and administrative expense	2,675	1,806
Total	$2,813	$1,871

At March 31, 2015, the Company had $22.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.0 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$1,562	$2,141
Work-in-process	1,269	1,348
Finished goods	4,065	4,984
Less: allowance for obsolescence	(441)	(17)
Total	$6,455	$8,456

As of March 31, 2015 and December 31, 2014, the unamortized portion of step-up related to Lazanda® inventories of $0.1 million and $0.2 million, respectively. The step-up in the value of Lazanda® inventories of $0.1 million was amortized to cost of sales as the acquired inventories were sold during the three months ended March 31, 2015.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Accounts payable	$2,439	$1,278
Accrued compensation	5,699	7,248
Accrued rebates and sales discounts	20,581	20,695
Allowance for product returns	15,587	15,015
Inventory and other contract manufacturing accruals	180	360
Other accrued liabilities	11,317	8,090
Total accounts payable and accrued liabilities	$55,803	$52,686

NOTE 8.  LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

In October 2013, as noted above, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company was required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received was recorded as interest expense over the life of the debt. Consequently, the Company imputed interest on the unamortized portion of the debt and recorded interest expense using an estimated interest rate for an arms-length debt transaction. The Company’s estimate of the interest rate under the arrangement was based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

As a result of the debt accounting, even though the Company did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), the Company continued to record revenue related to these royalties and milestones until September 30, 2014. The Company recognized $42.8 million of non-cash PDL royalty revenue and incurred $5.4 million of non-cash interest expense on PDL liability for the three months ended March 31, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized as non-cash PDL royalty revenue during the fourth quarter of 2014.

NOTE 9. DEBT

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of its convertible notes due 2021 (2021 Notes) in a public offering. The offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

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

Upon the occurrence of certain events, holders may convert their 2021 Notes prior to the close of business on the business day immediately preceding March 1, 2021. On or after March 1, 2021, until the close of business on the second trading day immediately preceding the maturity date, holders may surrender their 2021 Notes for conversion at any time. Upon conversion, the Company will pay or deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The initial conversion rate of 51.9852 shares of common stock per $1,000 principal amount of 2021 Notes is equivalent to a conversion price of approximately $19.24 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events.

In addition, upon the occurrence of certain events defined in the indenture as a fundamental change, holders of the 2021 Notes may require us to purchase for cash all or any portion of their 2021 Notes at a purchase price equal to 100% of the principal amount of the 2021 Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The 2021 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the 2021 Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2021 Notes was 9.34%. This resulted in the recognition of $233.1 million as the liability component net of a $111.9 million debt discount with a corresponding increase to paid-in capital representing the equity component of the 2021 Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million are included in “Other assets” on the Condensed Consolidated Balance Sheets as of the issuance date. Equity issuance costs of $3.7 million related to the convertible debt offering were recorded as an offset to additional paid-in capital.

The following is a summary of the liability component of the 2021 Notes as of March 31, 2015 (in thousands):

Net carrying amount of the liability component	$233,057
Unamortized discount of the liability component	111,943
Principal amount of the 2021 Notes	$345,000

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three months ended March 31, 2015 (in thousands):

Stated coupon interest	$2,156
Amortization of debt discount and debt issuance costs	3,421
Total interest expense	$5,577

The balance of unamortized debt discount and debt issuance costs was $118.4 million of which $111.9 million is included in “Senior Convertible Notes” and $6.5 million is included within “Other assets” as of March 31, 2015 on the accompanying Condensed Consolidated Balance Sheets.

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2015, employees exercised options to purchase 430,472 shares of the Company’s common stock with net proceeds to the Company of approximately $3.3 million. For the three months ended March 31, 2014, employees exercised options to purchase 424,893 shares of the Company’s common stock with net proceeds to the Company of approximately $2.4 million.

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

For the three months ended March 31, 2015 and 2014, the difference between the recorded provision from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

At both March 31, 2015 and December 31, 2014, the Company had $5.2 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which we operate until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.3 million of accrued interest and penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company will occupy approximately 8,000 additional rentable square feet commencing in June 2015. The Lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $11.8 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.7 million at both March 31, 2015 and December 31, 2014, respectively.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. The Company will pay approximately $4.1 million in aggregate rent over the remaining term of the lease for the vehicles.

Rent expense relating to the office and laboratory lease agreement for the three months ended March 31, 2015 and 2014, was $0.3 million and $0.2 million, respectively. Rent expense relating to the lease of cars for the three months ended March 31, 2015 was $0.5 million.

Legal Matters

Depomed v. NUCYNTA® and NUCYNTA® ER ANDA Filers

In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic version of NUCYNTA® ER before the expiration of U.S. Reissue Patent No. 39,593 (the ‘593 Patent), U.S. Patent No. 7,994,364 (the ‘364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  ‘060 Patent). The lawsuit also includes patent infringement claims against Actavis and Alkem in response to their respective ANDAs seeking approval to market a generic version of NUCYNTA® before the expiration of the ‘593 and ‘364 Patents. In December 2013, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey against Alkem asserting that U.S. Patent No. 8,536,130 (the ‘130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA® ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA® related to the ‘364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘364 and ‘593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey against Roxane and Sandoz asserting the ‘364 Patent against Sandoz and the ‘364 and ‘593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to market a generic version of NUCYNTA® products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ‘364, ‘593, and ‘130 Patents against Roxane.

In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA® oral solution product and the ‘364 and ‘593 Patents, Janssen Pharma filed a lawsuit in the U.S. District Court for the District of New Jersey asserting the ‘364 and ‘593 Patents against Watson.

At the time that the foregoing complaints were filed, Janssen Pharma was an exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above and will seek to be added to as a plaintiff to the pending ANDA lawsuits involving NUCYNTA® ER and NUCYNTA®.

Depomed v. Gralise® ANDA Filers

Between March 2012 and May 2012, the Company filed lawsuits in the U.S. District Court for the District of New Jersey in response to six ANDAs filed by companies seeking to market generic versions of 300mg and 600mg dosage strengths of Gralise® prior to the expiration of the Company’s patents listed in the Orange Book for Gralise®. The lawsuits were consolidated for purposes of all pretrial proceedings. The Company’s lawsuits against two of the six Gralise® ANDA filers, Impax Laboratories and Watson Laboratories, have been dismissed as a result of the withdrawal of the ANDAs from consideration by the FDA. The Company’s lawsuit against another ANDA filer, Par Pharmaceuticals Inc., has been dismissed because the ANDA filer no longer seeks approval of its Gralise ANDA prior to the expiration of the Company’s Gralise® Orange Book-listed patents. In April 2014, the Company entered into settlement agreements with Incepta Pharmaceuticals and Abon Pharmaceuticals LLC collectively, Incepta) and with Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively, Zydus) pursuant to which Incepta and Zydus may begin selling generic versions of Gralise® on January 1, 2024, or earlier under certain circumstances.

A bench trial involving defendants Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis) was completed on May 20, 2014  as to U.S. Patent Nos. 6,635,280; 6,488,962; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992, which expire between September 2016 and February 2024. In August 2014, the court ruled in the Company’s favor, finding that Actavis infringed all patent claims that the Company asserted and upholding the validity of the patents. On September 15, 2014, Actavis filed a notice appealing the decision to the U.S. Court of Appeals for the Federal Circuit. On February 2, 2015, Actavis filed its opening brief with the U.S. Court of Appeals for the Federal Circuit. On April 10, 2015, Actavis and the Company entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission, and the entry of orders dismissing the appeal and related federal district court litigation. By the terms of this agreement, Actavis’s pending appeal is dismissed and Actavis may begin selling the generic versions of Gralise® on January 1, 2024, or earlier under certain circumstances.

Depomed v. FDA

In November 2010, the FDA granted Gralise® Orphan Drug designation for the management of PHN, but did not recognize Orphan drug exclusivity for Gralise® in January 2011 when Gralise® was approved for marketing in the U.S. In September 2012, the Company filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise® Orphan Drug exclusivity for the management of PHN. Briefing in the case was completed in March 2013 and a hearing on the summary judgment motion was held in August 2013. In September 2014, the court issued an order granting the Company’s request for summary judgment, and ordering the FDA to grant Orphan Drug exclusivity for Gralise® for the management of PHN, which the FDA did formally in October 2014. On November 3, 2014, the FDA filed a notice appealing the order to the U.S. Court of Appeals for the Federal Circuit. On November 5, 2014, the government dismissed its appeal.

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

The Company has sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. The Company sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. The Purdue lawsuit has been stayed pending completion of the inter partes reviews described below. The District Court has not yet ruled on Endo’s request to stay the Endo litigation.

In response to two petitions filed by Purdue and six petitions filed by Endo, the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB) has instituted inter partes reviews (each, an IPR) of certain of the claims asserted in the Company’s lawsuits against Purdue and Endo. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

In the Purdue IPRs, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the ‘475 Patent, as to the other ten claims of the ‘280 Patent and as to the other eight claims of the ‘340 patent asserted against Endo. The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds. Discovery, briefing and oral argument is scheduled to be completed in June 2015.

Discovery, briefing and oral argument were completed in the Purdue IPRs as of March 19, 2015. Discovery, briefing, and oral argument will be complete in the Endo IPRs in June 2015. In accordance with the requirements of the AIA, the Company expects final decisions from the PTAB not later than one year after the PTAB’s decisions to institute the IPRs, or not later than July 10, 2015 in the Purdue IPRs and not later than September 29, 2015 in the Endo IPRs.

Depomed v. Banner Pharmacaps

On June 28, 2013, the Company received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518; and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg. The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor® and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor® in the Orange Book. U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029. The Zipsor® Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (Watson) exclusive rights to Banner’s proposed generic Zipsor® product.

On July 26, 2013, the Company filed a lawsuit in the U.S. District Court for District of New Jersey against Banner and Watson for infringement of the patents identified above. The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner’s ANDA for 25 mg diclofenac for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015.

On April 2, 2014, the Company filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. The Court heard arguments for patent claim construction on March 3, 2015, and issued an order on March 27, 2015, in favor of the Company’s construction for all disputed terms. No trial date has been set.

General

The Company cannot reasonably predict the outcome of the legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings. As such, the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any matters that it believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

NOTE 13. BUSINESS COMBINATIONS

The CAMBIA® Acquisition

On December 17, 2013, the Company entered into an Asset Purchase Agreement with Nautilus Neurosciences, Inc., a Delaware corporation (Nautilus), pursuant to which the Company acquired from Nautilus all of the rights to CAMBIA® (diclofenac potassium for oral solution), including related product inventory, and assumed from Nautilus certain liabilities relating to CAMBIA®, for an initial payment of $48.7 million in cash and up to $10.0 million in contingent consideration payable upon the achievement of certain specified events. In accordance with the authoritative guidance for business combinations, the transaction with Nautilus was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA®. The fair values of the contingent consideration as of March 31, 2015 and December 31, 2014 were $1.3 million and $1.2 million, respectively. At March 31, 2015 and December 31, 2014 accumulated amortization for the CAMBIA® intangible was $6.7 million and $5.3 million, respectively.

The Lazanda® Acquisition

On July 29, 2013, the Company entered into an Asset Purchase Agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes’ product Lazanda® (fentanyl) nasal spray and related inventory for an initial payment of $4.0 million in cash and up to $15.0 million in contingent consideration payable upon the achievement of certain specified events. The Company also assumed certain liabilities related to Lazanda®. In accordance with the authoritative guidance for business combinations, the Lazanda® acquisition from Archimedes was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda®. The fair values of the contingent consideration as of March 31, 2015 and December 31, 2014 were $11.6 million and $11.2 million, respectively. At March 31, 2015 and December 31, 2014, accumulated amortization for the Lazanda® intangible was $1.9 million and $1.6 million, respectively.

The Zipsor® Acquisition

On June 21, 2012, the Company entered into an Asset Purchase Agreement with Xanodyne Pharmaceuticals, Inc., a Delaware corporation (Xanodyne), pursuant to which the Company acquired Xanodyne’s product Zipsor® and related inventory for $26.4 million in cash and up to $5.0 million in contingent consideration payable upon the achievement of certain specified events and assumed certain product related liabilities relating to Zipsor®. In accordance with the authoritative guidance for business combinations, the Zipsor® acquisition from Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor®. The fair values of the contingent consideration as of March 31, 2015 and December 31, 2014 were $1.8 million and $1.8 million, respectively. At March 31, 2015 and December 31, 2014, accumulated amortization for the Zipsor® intangible was $10.7 million and $9.7 million, respectively.

NOTE 14. SUBSEQUENT EVENTS

On April 2, 2015, the Company consummated the transactions contemplated by the previously announced Asset Purchase Agreement dated January 15, 2015 with Janssen Pharma pursuant to which the Company acquired from Janssen Pharma and its affiliates the U.S. rights to the NUCYNTA® franchise of pharmaceutical products, as well as certain related assets, for $1.05 billion in cash (the Purchase Price). Upon the consummation of the transactions, the $500.0 million deposit delivered by the Company to JP Morgan Chase Bank, N.A., (Escrow Agent) in accordance with an Escrow Agreement, dated January 15, 2015, by and among the Company, Janssen Pharma and the Escrow Agent, was released to Janssen Pharma and credited against the Purchase Price. The remaining $550.0 million of the Purchase Price was delivered to Janssen Pharma using $550.0 million of the net proceeds received by the Company upon the completion of its previously announced sale of the Senior Secured Notes as described below.

In connection with the consummation of the acquisition of NUCYNTA® ER and NUCYNTA® on April 2, 2015, the Company entered into (i) a Transitional Supply Agreement with Janssen Pharma and Janssen Ortho LLC, an affiliate of Janssen (Janssen Ortho), pursuant to which Janssen Ortho will manufacture and supply the Company’s requirements for NUCYNTA® ER and NUCYNTA® in the U.S. until the Company, or its contract manufacturer, begins commercial production of NUCYNTA® ER and NUCYNTA®, following which the Company will manufacture and supply its own requirements for NUCYNTA® ER and NUCYNTA® in the U.S. and Janssen’s requirements for NUCYNTA® ER and NUCYNTA® outside of the U.S. and (ii) a Supply Agreement with Noramco, Inc., an affiliate of Janssen Pharma (Noramco), pursuant to which Noramco will manufacture and supply the Company with the active pharmaceutical ingredient contained in NUCYNTA® ER and NUCYNTA®.

On April 2, 2015, the Company sold an aggregate of $575.0 million principal amount of senior secured notes (Senior Secured Notes) for an aggregate purchase price of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent (the Senior Secured Credit Facility). The Company used $550.0 million of the net proceeds received upon the sale of the Senior Secured Notes to fund a portion of the Purchase Price paid to Janssen Pharma.

The Senior Secured Credit Facility has a term of seven years, is secured by all of the Company’s assets, and bears interest at the rate of 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and certain thresholds. The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The Senior Secured Credit Facility can be prepaid under certain conditions and at the Company’s discretion any time after the second anniversary. The Senior Secured Credit Facility may be paid down by $100.0 million after the first year. The Company incurred debt issuance costs of $0.5 million during the three months ended March 31, 2015.

Pursuant to the Note Purchase Agreement, upon the consummation of the sale of the Senior Secured Notes on April 2, 2015, the Company and Depo NF Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (Depo NF Sub), entered into a Pledge and Security Agreement with the Collateral Agent (Security Agreement) pursuant to which the Company and Depo NF Sub each granted the Collateral Agent (on behalf of the Purchasers) a security interest in substantially all of their assets, other than specifically excluded assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•                  the commercial success and market acceptance of our products, including NUCYNTA® ER (tapentadol extended release tablets) for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate, NUCYNTA® (tapentadol), an immediate release version of tapentadol for the management of moderate to severe acute pain in adults, Gralise® (gabapentin) for the management of postherpetic neuralgia (PHN), CAMBIA® (diclofenac potassium for oral solution) for the acute treatment of migraine attacks, Zipsor® (diclofenac potassium) for the treatment of mild to moderate pain in adults, and Lazanda® (fentanyl) nasal spray for the management of breakthrough cancer pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain;

•                  the results of our ongoing litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA® ER and NUCYNTA® in the United States (U.S.);

•                  the results of our ongoing litigation against the filer of an ANDA to market generic versions of Zipsor® in the U.S.;

•                  any additional patent infringement or other litigation or proceeding that may be instituted related to NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor®, Lazanda® or any other of our products, product candidates or products we may acquire;

•                  our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•                  our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;

•                  the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue) and Endo Pharmaceuticals Inc. (Endo);

•                  our compliance with the terms and conditions of the agreements governing our indebtedness;

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise our current specialty pharmaceutical business are NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate, NUCYNTA® (tapentadol), a product for management of moderate to severe acute pain in adults, each of which we acquired in April 2015, Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the U.S.; (b) Merck & Co. Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended-release metformin in Korea and Canada, respectively.

As of March 31, 2015, we have one product candidate under clinical development, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and we announced a summary of the results of that trial in November 2012. We continue to evaluate partnering opportunities for DM-1992 and monitor competitive developments.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

NUCYNTA® ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA®	Moderate to severe acute pain in adults	Currently sold in the U.S. Acquired in April 2015

Gralise®	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor®	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen)	Management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate	Mallinckrodt	Approved by the FDA and launched in March 2014

MNK-155	Pain	Mallinckrodt	NDA accepted for filing by the FDA in May 2014; complete response letter received in April 2015 Foreign regulatory filings in process

NUCYNTA® ER	Pain severe enough to require, daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Janssen Pharma	License covers sales of NUCYNTA® ER in Canada and Japan

IW-3718 Refractory gastroesophageal reflux disease (GERD) program using Acuform®	Refractory GERD	Ironwood	In clinical development

Commercialized Products

NUCYNTA® ER (Tapentadol Extended Release Tablets) for Management of Pain, including DPN

NUCYNTA® ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate. We acquired the U.S. rights to NUCYNTA® ER from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA® ER in April 2015.

NUCYNTA® (Tapentadol) for Management of Moderate to Severe Acute Pain

NUCYNTA® is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015.

Gralise® (Gabapentin) Tablets for the Management of PHN

Gralise® is our proprietary, once-daily formulation of gabapentin indicated for the management of PHN. We made Gralise® commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from Abbott Products, Inc., our former licensee. Gralise® product sales for the three months ended March 31, 2015 and 2014 were $17.3 million and $10.9 million, respectively.

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

We began shipping and recognizing product sales on CAMBIA® in December 2013. We began commercial promotion of CAMBIA® in February 2014. Our CAMBIA® product sales for the three months ended March 31, 2015 and 2014 were $5.4 million and $4.6 million, respectively.

Zipsor® (Diclofenac Potassium) Liquid-Filled Capsules for Mild to Moderate Acute Pain

Zipsor® is a NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor® uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor® in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne).

We began shipping and recognizing product sales on Zipsor® at the end of June 2012. We began commercial promotion of Zipsor® in July 2012. Our Zipsor® product sales for the three months ended March 31, 2015 and 2014 were $5.8 million and $5.3 million, respectively.

Lazanda® (Fentanyl) Nasal Spray for the Management of Breakthrough Pain in Cancer Patients, 18 Years of Age and Older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain

Lazanda® nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in cancer patients 18 years of age or older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We acquired Lazanda® and certain related product inventory on July 29, 2013, from Archimedes Pharma US Inc., Archimedes Pharma Ltd., and Archimedes Development Ltd. (collectively, Archimedes).

We began shipping and recognizing product sales on Lazanda® in August 2013. We began commercial promotion of Lazanda® in October 2013. Our Lazanda® product sales for the three months ended March 31, 2015 and 2014 were $3.2 million and $0.7 million, respectively.

Segment Information

The Company operates in one operating segment and has operations solely in the U.S. To date, all of the Company’s revenues from product sales are related to sales in the U.S. The Company has recognized license and royalty revenue from license agreements in the territories of the U.S., Canada and Korea.

License and Development Arrangements

Janssen Pharmaceuticals, Inc.—NUCYNTA® ER

In August 2012, we entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to our Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets). We received a $10.0 million upfront license fee and receive low single digit royalties on net sales of NUCYNTA® ER in the U.S., Canada, and Japan from and after July 2, 2012 through December 31, 2021. We will not receive any royalties from Janssen Pharma on net sales of NUCYNTA® ER in the U.S. for any period after April 2, 2015, the date on which we acquired the U.S. rights to NUCYNTA® ER from Janssen Pharma. We will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

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

We have received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement. The milestone payments include four $0.5 million clinical development milestones, a $5.0 million milestone following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795, a $10.0 million milestone on FDA approval of XARTEMIS™ XR, and a $5.0 million milestone following the FDA’s May 2014 acceptance for filing of the NDA for MNK-155.

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

Since the inception of the contract, we have received $3.4 million under the agreement, which includes an upfront payment, reimbursement of initial product formulation work and three milestones payments, including a milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood. As the non-refundable milestone was both substantive in nature and related to past performance, we recognized the $1.0 million as revenue in March 2014.

Licensing and Development Agreement Royalties Sold to PDL in October 2013

In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The material agreements included in the sale are described above. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

We had significant continuing involvement in the PDL transaction until September 30, 2014, primarily due to our obligation to act as the intermediary for the supply of 1000mg Glumetza to Salix Pharmaceuticals (formerly Santarus Inc.), the licensee of Glumetza. Under the relevant accounting guidance, because of our significant continuing involvement, the $240.5 million payment received from PDL was accounted for as debt until September 30, 2014. As a result of the debt accounting, even though we did not retain the related royalties and milestones under the transaction, we were required to record revenue related to these royalties and milestones until September 30, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on our part in the supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non-cash PDL royalty revenue” during the fourth quarter of 2014.

Salix Pharmaceuticals, Inc. (formerly Santarus, Inc.)—Glumetza®

In August 2011, we entered into a commercialization agreement with Salix granting Salix exclusive rights to manufacture and commercialize Glumetza in the U.S. The commercialization agreement supersedes the previous promotion agreement between the parties originally entered into in July 2008. Under the commercialization agreement, we granted Salix exclusive rights to manufacture and commercialize Glumetza in the U.S. in return for a royalty on Glumetza net sales.

Salix pays royalties on Glumetza net product sales in the U.S. as follows: 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond, prior to a generic entry of a Glumetza product. In the event of a generic entry of a Glumetza product in the U.S., the parties will thereafter equally share Glumetza proceeds based on a gross margin split.

In October 2013, the Company sold its interest in the Glumetza royalties to PDL. Pursuant to the original promotion agreement, Salix paid us a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Salix promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of its manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Salix and managing the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin). At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of our manufacturing obligations with respect to 1000 mg Glumetza to February 2016, which is the estimated date we expected our obligations would be completed under the commercialization agreement. We recognized approximately $0.4 million of revenue associated with this upfront license fee during the three months ended March 31, 2014.

Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on our part in the supply of Glumetza 1000mg tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, we recognized the remaining unamortized deferred revenue of $1.9 million as of October 1, 2014.

Valeant Pharmaceuticals International, Inc. (formerly Biovail Laboratories, Inc.)

In May 2002, we entered into a development and license agreement granting Valeant Pharmaceuticals International, Inc. (Valeant) an exclusive license in the U.S. and Canada to manufacture and market Glumetza. Under the terms of the agreement, we were responsible for completing the clinical development program in support of the 500mg Glumetza. In July 2005, Valeant received FDA approval to market Glumetza in the U.S. In accordance with the license agreement, Valeant paid a $25.0 million license fee payment to the Company.

Until September 30, 2014, we were recognizing the $25.0 million license fee payment as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the arrangement related to royalties that we were obligated to pay Valeant on net sales of the 500mg Glumetza in the U.S. and to use Valeant as the sole supplier of the 1000mg Glumetza.

Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, we recognized the remaining unamortized deferred revenue of $11.3 million as of October 1, 2014. We recognized approximately $0.4 million of license revenue related to the amortization of this upfront fee of $25.0 million during the three months ended March 31, 2014.

Product Candidate

DM-1992 for Parkinson’s Disease

In January 2012, we initiated a Phase 2 study to evaluate DM-1992 for the treatment of motor symptoms associated with Parkinson’s disease. The trial was a randomized, active-controlled, open-label, crossover study testing DM-1992 dosed twice daily against a generic version of immediate-release carbidopa-levodopa dosed as needed. The trial enrolled thirty-four patients at eight U.S. centers. The study assessed efficacy, safety and pharmacokinetic variables. The primary endpoint for the study was change in off time as measured by patient self-assessment and clinician assessment.

Enrollment was completed in July 2012 and the study was completed in September 2012. In November 2012, we reported top-line results of the Phase 2 study. We continue to evaluate clinical and regulatory strategies and commercial prospects for DM-1992.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our 2014 Form 10-K with the SEC on February 26, 2015. For a description of our critical accounting policies, please refer to our 2014 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

Revenue

Total revenues are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014

Product sales:
Gralise	$17,274	$10,860
Cambia	5,365	4,623
Zipsor	5,845	5,343
Lazanda	3,186	680
Total product sales	31,670	21,506

Royalties:
Others	533	494
Total royalty revenue	533	494

Non-cash PDL royalty revenue	—	42,784

License and Other revenue:
Glumetza	—	760
Mallinckrodt	—	10,000
Other	—	1,000
Total license and other revenue:	—	11,760

Total revenues	$32,203	$76,544

Product Sales

Gralise®. In October 2011, we announced the commercial availability of Gralise® and began distributing Gralise® to wholesalers and retail pharmacies. The increase in Gralise® product sales in the first quarter of 2015 relative to the comparable quarter in 2014 is a result of higher prescription demand and price increases. We expect Gralise® product sales and prescriptions to increase from current levels for the remainder of 2015.

CAMBIA®. We began shipping and recognizing product sales on CAMBIA® in December 2013. We began commercial promotion of CAMBIA® in February 2014. The increase in CAMBIA® product sales in the first quarter of 2015 relative to the comparable quarter in 2014 is a result of higher prescription demand and price increases. We expect CAMBIA® product sales and prescriptions to increase from current levels for the remainder of 2015.

Zipsor®. We began shipping and recognizing product sales on Zipsor® at the end of June 2012. We began commercial promotion of Zipsor® in July 2012. The increase in Zipsor® product sales in the first quarter of 2015 relative to the comparable quarter in 2014 is primarily the result of price increases. We expect Zipsor® product sales to maintain at current levels for the remainder of 2015.

Lazanda®. We began shipping and recognizing product sales on Lazanda® in August 2013. We began commercial promotion of Lazanda® in October 2013. The increase in Lazanda® product sales in the first quarter of 2015 relative to the comparable quarter in 2014 is primarily a result of higher prescription demand. We expect Lazanda® product sales and prescriptions to increase from current levels for the remainder of 2015.

Royalties

Other Royalties.  Other royalties for the three months ended March 31, 2015 and 2014 primarily includes royalties from Janssen Pharma on net sales of NUCYNTA® ER and royalties from Mallinckrodt on net sales of XARTEMISTM XR, which was launched in March 2014. We will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

Non-Cash PDL Royalty Revenue

In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), we continued to record revenue related to these royalties and milestones until September 30, 2014. We recognized $42.8 million of non-cash PDL royalty revenue during the three months ended March 31, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on our part in the supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non-cash PDL royalty revenue” during the fourth quarter of 2014.

License and Other Revenue

Glumetza. Glumetza license revenue for the three months ended March 31, 2014 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Salix in July 2008.

We were recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represents the estimated length of time our obligations exist under the arrangement related to royalties we are obligated to pay Valeant on net sales of Glumetza in the U.S. and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza.

We were recognizing the $12.0 million upfront license payment from Salix as revenue ratably until February 2016, which is the estimated date we expect our obligations will be completed under the commercialization agreement.

Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of Glumetza 1000mg tablets. The execution of that agreement represented the completion of the final deliverable and consequently, we recognized the remaining unamortized deferred revenue of $13.2 million during the fourth quarter of 2014.

Mallinckrodt (formerly Covidien). In March 2014, the FDA approved Mallinckrodt’s NDA for XARTEMIS™ XR. The approval of the NDA triggered a $10.0 million nonrefundable milestone payment to us under our license agreement with Mallinckrodt, which we received in April 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155. The acceptance for filing triggered a $5.0 million nonrefundable milestone payment to us under our license agreement with Mallinckrodt, which we received in July 2014. As the nonrefundable milestones were both substantive in nature and related to past performance, achievement was not reasonably assured at the inception of the agreement and the collectability of the milestones was reasonably assured, we recognized the entire $10.0 million milestone payment related to XARTEMIS™ approval as revenue in the first quarter of 2014 and we recognized the entire $5.0 million milestone payment related to FDA acceptance for filing of the NDA for MNK-155 in the second quarter of 2014.

Ironwood.  In March 2014, we recognized $1.0 million in revenue relating to a milestone earned under our license agreement with Ironwood related to Ironwood’s IW-3718 product candidate for refractory GERD commencing clinical trials. As we had no continuing involvement in this arrangement, we recognized the $1.0 million as revenue in March 2014.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three months ended March 31, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of sales	$3,112	$3,702
Dollar change from prior year	(590)
Percentage change from prior year	-15.9%

The decrease in cost of sales for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to the amortization of the step-up value resulting from the acquisitions of CAMBIA® and Lazanda® inventories totaling $1.5 million in the prior year period, partially offset by the impact of higher product sales during the current year period. Cost of sales related to the step-up value of Lazanda® inventories was $0.1 million for the three months ended March 31, 2015.

We expect cost of sales to increase for the remainder of 2015, as we expect product sales to increase from current levels. In addition, we have assumed the license agreement with Grünenthal GmbH (Grunenthal) regarding NUCYNTA® and NUCYNTA® ER and will owe royalties to Grünenthal which will be accounted for as a portion of cost of sales for these products.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for the three months ended March 31, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Research and development expense	$1,858	$2,042
Dollar change from prior year	(184)
Percentage change from prior year	-9.0%

Research and development expense for the three months ended March 31, 2015, declined slightly from the same period in 2014.

We expect research and development expense for the remainder of  2015 to increase from current levels, primarily as a result of pediatric studies relating to CAMBIA® and Zipsor® that we intend to undertake during the current year. In addition, in connection with our acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA®, we assumed responsibility for certain post marketing regulatory requirements and pediatric studies, which will increase our research and development expenses for future periods.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense for the three months ended March 31, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Selling, general and administrative expense	$34,542	$32,517
Dollar change from prior year	2,025
Percentage change from prior year	6.2%

The increase in selling, general and administrative expense for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to expenses incurred with respect to the acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA®. These expenses totaled $5.1 million and were comprised of sales and marketing expenses and legal and investment banking fees. The increased selling, general and administrative expense was off-set by a reduction of $1.8 million resulting from the change in the fair value of the liability related to unfavorable contract assumed as part of the CAMBIA® acquisition.

We expect selling, general and administrative expense for the remainder of 2015 to increase substantially from current levels, primarily as a result of continued build out of our commercial infrastructure in connection with the acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA®, including the hiring of additional field sales persons, additional personnel to support the increased sales force, and marketing expenditures associated with our re-launch of NUCYNTA® ER and NUCYNTA®.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2015	2014

Amortization of intangible assets- Zipsor	$965	$964
Amortization of intangible assets- Lazanda	291	291
Amortization of intangible assets- CAMBIA	1,284	1,284
	$2,540	$2,539

The Zipsor® product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. Total amortization expense for both the three months ended March 31, 2015 and 2014 was approximately $1.0 million, respectively. The estimated amortization expense for the remainder of 2015, for each of the three succeeding fiscal years and 2019 is expected to be $2.9 million, $3.9 million and $2.0 million, respectively.

The CAMBIA® product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA®. Total amortization expense for both the three months ended March 31, 2015 and 2014 was approximately $1.3 million, respectively. The estimated amortization expense for the remainder of 2015 and for each of the five succeeding fiscal years is expected to be $3.9 million and $5.1 million, respectively. Estimated amortization expense for 2021 and thereafter is $15.3 million.

The Lazanda® product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda®. Total amortization expense for both the three months ended March 31, 2015 and 2014 was approximately $0.3 million, respectively. The estimated amortization expense for the remainder of 2015 and for each of the five succeeding fiscal years is expected to be $0.8 million and $1.2 million, respectively. Estimated amortization expense for 2021 and thereafter is $1.7 million.

Interest Income and Expense

	Three Months Ended March 31,
(In thousands)	2015	2014

Interest and other income	$57	$27
Interest expense	(6,022)	(626)
Non-cash interest expense on PDL liability	—	(5,379)
Net interest income (expense)	$(5,965)	$(5,978)

The decrease in non-cash interest expense on PDL liability for the three months ended March 31, 2015, as compared to the corresponding period in 2014, is attributable to the royalty sale transaction that we completed in October 2013. Until September 30, 2014, we accounted the royalty sale transaction as debt and accounted for the non-cash interest expense on PDL liability. Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. As a result, we will not record any non-cash interest expense on PDL liability in periods subsequent to September 30, 2014.

Interest expense primarily relates to the $345.0 million aggregate principal amount of the 2021 Notes issued in September 2014. The offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The interest rate for the 2021 Notes is fixed at 2.50% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2015. During the three months ended March 31, 2015, we recognized $2.2 million of interest expense related to the 2021 Notes. Interest expense also includes changes in the fair value of the contingent consideration obligations of $0.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2021 Notes from the respective host debt instrument and recorded the conversion option of $111.9 million for the 2021 Notes in “Shareholders’ equity” on our Condensed Consolidated Balance Sheets. The resulting debt discounts on the 2021 Notes are being amortized to interest expense at an effective interest rate of 9.34% over the contractual term of the notes. During the three months ended March 31, 2015 we recognized $3.4 million of interest expense related to the amortization of these debt discounts.

On April 2, 2015, we issued $575.0 million in Senior Secured Notes, and we expect interest expense to increase substantially in future periods as a result of interest due pursuant to the issuance of these notes.

Income Tax (Benefit) Provision

At the end of 2013, we released our valuation allowance that has an impact on the comparison of the first quarter 2015 benefit from income taxes when compared to the provision for income taxes for the first quarter of 2014. For the three months ended March 31, 2015, we recorded a benefit from income taxes of $4.2 million, compared to a provision for income taxes of $11.8 million recorded during the same period in 2014. The change in the benefit from income taxes is primarily attributable to a decrease in net income earned in the first quarter of 2015 compared to the same period in 2014. We paid approximately $0.01 million and $58.0 million in taxes for the three months ended March 31, 2015 and 2014, respectively.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non-GAAP adjusted earnings and non-GAAP adjusted earnings per share, non-GAAP financial measures, as useful operating metrics for the three months ended March 31, 2015 and 2014, respectively. We believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information to investors. We use these non-GAAP measures in connection with our own planning and forecasting purposes and for measuring our performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted earnings and non-GAAP adjusted earnings per share for the three months ended March 31, 2015 and 2014, are not based on any standardized methodology prescribed by GAAP and represent GAAP net income and GAAP earnings per share adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) non-cash interest expense on PDL liability, (3) amortization related to product acquisitions, (4) stock-based compensation expense, (5) non-cash interest expense related to convertible debt, and to adjust (6) the income tax (benefit) provision to reflect the estimated amounts receivable or payable in cash.

Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

The following table reconciles the Company’s GAAP net income to non-GAAP adjusted income for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in thousands, except per share amount)	2015	2014

GAAP net (loss) income	$(11,633)	$17,939
Non-cash PDL royalties, net of related costs	—	(42,344)
Non-cash interest expense on PDL liability	—	5,379
Non-cash interest expense on convertible debt	3,421	—
Amortization related to product acquisitions	1,586	4,555
Stock based compensation	2,813	1,859
Non-cash income tax adjustment	(4,181)	11,827
Non-GAAP adjusted loss	$(7,994)	$(785)
Non-GAAP adjusted loss per share	$(0.13)	$(0.01)

Adjusted EBTITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) interest income (3) interest expense, (4) amortization related to product acquisitions, (5) stock-based compensation expense, (5) depreciation, (6) taxes and (7) transaction costs associated with product acquisitions. Non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies. The following table reconciles the Company’s GAAP net income (loss) to adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
	(unaudited)	(unaudited)

GAAP net income (loss)	$(11,633)	$17,939
Non-cash PDL royalties, net of related costs	—	(42,344)
Amortization related to product acquisitions	1,586	4,555
Stock based compensation	2,813	1,859
Interest income	(57)	(27)
Interest expense	5,577	5,387
Depreciation	420	505
Taxes	(4,181)	11,827
Transaction costs	2,459	—
Adjusted EBITDA	$(3,016)	$(299)

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(In thousands)	2015	2014

Cash, cash equivalents and marketable securities	$67,734	$566,402

The decrease in cash, cash equivalents and marketable securities during the three months ended March 31, 2015 is primarily attributable to the fact that upon signing the acquisition agreement relating to NUCYNTA® ER and NUCYNTA®, we placed $500.0 million into escrow which was applied to the purchase price at closing on April 2, 2015.

Since inception through March 31, 2015, we have financed our operations and product development efforts primarily from private and public sales of equity securities, including convertible debt securities; the sale of rights to future royalties and milestones to PDL; upfront license, milestone and termination fees from collaborative and license partners; and product sales.

We do not have any committed sources of capital. In connection with the signing of the Asset Purchase Agreement relating to the acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA® from Janssen Pharma, on January 15, 2015 we delivered $500.0 million into an escrow account to be credited against the total purchase price payable to Janssen Pharma upon the consummation of the transaction. On April 2, 2015, we issued an aggregate of $575.0 million principal amount of senior secured notes (Senior Secured Notes) for an aggregate purchase price of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent (the Senior Secured Credit Facility). We used $550.0 million of the net proceeds received upon the sale of the Senior Secured Notes, along with the deposit, to fund the $1.05 billion paid to Janssen Pharma in connection with the acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA®.

The Senior Secured Credit Facility has a term of seven years, is secured by all of the Company’s assets, and bears interest at the rate of 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and certain thresholds. The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The Senior Secured Credit Facility can be prepaid under certain conditions and at our discretion any time after the second anniversary. The Senior Secured Credit Facility may be paid down by $100.0 million after the first year.

We may incur operating losses in future years. We believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the 2021 Notes and the Senior Secured Notes. We base this expectation on our current operating plan and the anticipated impact of the acquisition of NUCYNTA® ER and NUCYNTA®, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•                  acquisitions or licenses of complementary businesses, products, technologies or companies;

•                  sales of our marketed products;

•                  expenditures related to our commercialization of NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor®, and Lazanda®;

•                  milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•                  interest and principal payments on our current and future indebtedness;

•                  financial terms of definitive license agreements or other commercial agreements we may enter into;

•                  changes in the focus and direction of our business strategy and/or research and development programs; and

•                  results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities:

	March 31,	March 31,
	2015	2014

Cash used in operating activities	$(2,493)	$(65,319)
Cash (used in) provided by investing activities	(437,805)	12,813
Cash provided by financing activities	4,413	3,118

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2015 and 2014 were approximately $2.5 million and $65.3 million, respectively. Cash used in operating activities during the three months ended March 31, 2015 was due to net loss adjusted for non-cash items of ($9.5) million offset by movements in working capital of $7.0 million. Cash used in operating activities during the three months ended March 31, 2014 was primarily related to income tax payments totaling approximately $58.0 million related to the year ended December 31, 2013.

Cash Flows from Investing Activities

Cash used in investing activities during the three months ended March 31, 2015 was $437.8 million compared to cash provided by investing activities of $12.8 million in the prior year period. Cash used in investing activities during the three months ended March 31, 2015 included cash deposited in the escrow account for the acquisition of NUCYNTA® ER and NUCYNTA® of $500.0 million and purchases of marketable securities of $2.6 million, partially offset by maturities of marketable securities of $65.1 million. Cash used in investing activities during the three months ended March 31, 2015 was primarily driven by higher maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2015 and 2014 was approximately $4.4 million and $3.1 million, respectively, and consisted primarily of proceeds from employee option exercises and excess tax benefits from stock-based compensation.

Contractual Obligations

As of March 31, 2015, our aggregate contractual obligations are as shown in the following table (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Convertible Senior Notes due 2021 - principal	$—	$—	$—	$345,000	$345,000
Convertible Senior Notes due 2021 - interest	8,625	17,250	17,250	12,938	56,063
Operating leases(1)	3,301	5,019	3,128	4,462	15,910
Purchase commitments	4,039	—	—	—	4,039
	$15,965	$22,269	$20,378	$362,400	$421,012

(1)         Amounts represent payments under a noncancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At March 31, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $4.0 million under our manufacturing agreements related to Gralise®, Zipsor®, Lazanda® and CAMBIA®. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In April 2012, we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. We will occupy an additional 8,000 rentable square feet commencing in June 2015. The Newark lease included free rent for the first five months of the lease. Lease payments began in May 2013. We have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2014 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the 1.0% LIBOR floor would increase our interest expense by $5.8 million per year.

The goals of our investment policy are associated with the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. NUCYNTA® and NUCYNTA® ER ANDA Filers

In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic version of NUCYNTA® ER before the expiration of U.S. Reissue Patent No. 39,593 (the ‘593 Patent), U.S. Patent No. 7,994,364 (the ‘364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  ‘060 Patent). The lawsuit also includes patent infringement claims against Actavis and Alkem in response to their respective ANDAs seeking approval to market a generic version of NUCYNTA® before the expiration of the ‘593 and ‘364 Patents. In December 2013, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey against Alkem asserting that U.S. Patent No. 8,536,130 (the ‘130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA® ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA® related to the ‘364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘364 and ‘593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey against Roxane and Sandoz asserting the ‘364 Patent against Sandoz and the ‘364 and ‘593 Patents against Roxane.  In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to market a generic version of NUCYNTA® products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ‘364, ‘593, and ‘130 Patents against Roxane.

In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA® oral solution product and the ‘364 and ‘593 Patents, Janssen Pharma filed a lawsuit in the U.S. District Court for the District of New Jersey asserting the ‘364 and ‘593 Patents against Watson.

At the time that the foregoing complaints were filed, Janssen Pharma was an exclusive U.S. licensee of the patents referred to above.  On April 2, 2015, we acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen Pharma. As part of the acquisition, we became the exclusive U.S. licensee of the patents referred to above and will seek to be added to as a plaintiff to the pending ANDA lawsuits involving NUCYNTA® ER and NUCYNTA®.

Depomed v. Gralise® ANDA Filers

Between March 2012 and May 2012, we filed lawsuits in the U.S. District Court for the District of New Jersey in response to six ANDAs filed by companies seeking to market generic versions of 300mg and 600mg dosage strengths of Gralise® prior to the expiration of our patents listed in the Orange Book for Gralise®. The lawsuits were consolidated for purposes of all pretrial proceedings. Our lawsuits against two of the six Gralise® ANDA filers, Impax Laboratories and Watson Laboratories, have been dismissed as a result of the withdrawal of the ANDAs from consideration by the FDA. Our lawsuit against another ANDA filer, Par Pharmaceuticals Inc., has been dismissed because the ANDA filer no longer seeks approval of its Gralise ANDA prior to the expiration of our Gralise® Orange Book-listed patents. In April 2014, we entered settlement agreements with Incepta Pharmaceuticals and Abon Pharmaceuticals LLC (collectively, Incepta) and with Zydus Pharmaceuticals USA Inc. and Cadila Healthcare Limited (collectively, Zydus) pursuant to which Incepta and Zydus may begin selling generic versions of Gralise® on January 1, 2024, or earlier under certain circumstances.

A bench trial involving defendants Actavis Elizabeth LLC and Actavis Inc. (collectively, Actavis) was completed on May 20, 2014  as to U.S. Patent Nos. 6,635,280; 6,488,962; 7,438,927; 7,731,989; 8,192,756; 8,252,332; and 8,333,992, which expire between September 2016 and February 2024. In August 2014, the court ruled in our favor, finding that Actavis infringed all patent claims we asserted and upholding the validity of the patents. On September 15, 2014, Actavis filed a notice appealing the decision to the U.S. Court of Appeals for the Federal Circuit. On February 2, 2015, Actavis filed its opening brief with the U.S. Court of Appeals for the Federal Circuit. On April 10, 2015, Actavis and the Company entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission, and the entry of orders dismissing the appeal and related federal district court litigation. By the terms of this agreement, Actavis’s pending appeal is dismissed and Actavis may begin selling generic versions of Gralise® on January 1, 2024, or earlier under certain circumstances.

Depomed v. FDA

In November 2010, the FDA granted Gralise® Orphan Drug designation for the management of PHN, but did not recognize Orphan drug exclusivity for Gralise® in January 2011 when Gralise® was approved for marketing in the U.S. In September 2012, we filed an action in federal district court for the District of Columbia against the FDA seeking an order requiring the FDA to grant Gralise® Orphan Drug exclusivity for the management of PHN. Briefing in the case was completed in March 2013 and a hearing on our summary judgment motion was held in August 2013. In September 2014, the court issued an order granting our request for summary judgment, and ordering the FDA to grant Orphan Drug exclusivity for Gralise® for the management of PHN, which the FDA did formally in October 2014. On November 3, 2014, the FDA filed a notice appealing the order to the U.S. Court of Appeals for the Federal Circuit. On November 5, 2014, the government dismissed its appeal.

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

We have sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. We sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. We sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. The Purdue lawsuit has been stayed pending completion of the inter partes reviews described below. The District Court has not yet ruled on Endo’s request to stay the Endo litigation.

In response to two petitions filed by Purdue and six petitions filed by Endo, the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB) has instituted inter partes reviews (each, an IPR) of certain of the claims asserted in our lawsuits against Purdue and Endo. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that those claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

In the Purdue IPRs, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the ‘475 Patent, as to the other ten claims of the ‘280 Patent and as to the other eight claims of the ‘340 patent asserted against Endo.

The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds. Discovery, briefing and oral argument is scheduled to be completed in June 2015.

Discovery, briefing and oral argument were completed in the Purdue IPRs as of March 19, 2015. Discovery, briefing, and oral argument will be complete in the Endo IPRs in June 2015. In accordance with the requirements of the AIA, we expect final decisions from the PTAB not later than one year after the PTAB’s decisions to institute the IPRs, or not later than July 10, 2015 in the Purdue IPRs and not later than September 29, 2015 in the Endo IPRs.

Depomed v. Banner Pharmacaps

On June 28, 2013, we received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518; and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) (Zipsor® Paragraph IV Letter) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for diclofenac potassium capsules, 25mg. The letter states that the Banner ANDA product contains the required bioavailability or bioequivalence data to Zipsor® and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor® in the Orange Book. U.S. Patent No. 6,365,180 expires in 2019 and U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; and 8,110,606 expire in 2029. The Zipsor® Paragraph IV letter indicates Banner has granted to Watson Laboratories Inc. (Watson) exclusive rights to Banner’s proposed generic Zipsor® product.

On July 26, 2013, we filed a lawsuit in the U.S. District Court for District of New Jersey against Banner and Watson for infringement of the patents identified above. The lawsuit was commenced within the 45 days required to automatically stay, or bar, the FDA from approving Banner’s ANDA for 25 mg diclofenac for 30 months or until a district court decision that is adverse to Depomed, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015.

On April 2, 2014, we filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. The Court heard arguments for patent claim construction on March 3, 2015, and issued an order on March 27, 2015, in favor of Depomed’s construction for all disputed terms. No trial date has been set.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2014 Form 10-K.

The following factors, along with those described above under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES” should be reviewed carefully in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Information.”

If we do not successfully commercialize NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda®, our business, financial condition and results of operations will suffer.

In April 2015, we acquired and began commercial promotion of NUCYNTA® ER and NUCYNTA®. In October 2011, we began commercial sales of Gralise®. In June 2012, we acquired Zipsor® and began commercial promotion of Zipsor® in July 2012. In July 2013, we acquired Lazanda® and began commercial promotion of Lazanda® in October 2013. In December 2013, we acquired CAMBIA® and began commercial promotion of CAMBIA® in February 2014. As a Company, we have a limited history of selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda® depends on a number of factors, including, but not limited to, our ability to:

•                  develop and execute our sales and marketing strategies for our products;

•                  achieve, maintain and grow market acceptance of our products;

•                  obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

•                  maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets, and other  capabilities and infrastructure that are required to successfully integrate and commercialize our products;

•                  maintain and extend intellectual property protection for our products; and

•                  comply with applicable legal and regulatory requirements.

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues from NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda®, our business, financial condition and results of operations will suffer.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will suffer.

Under the Federal Food, Drug and Cosmetics Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

As described in greater detail under “LEGAL PROCEEDINGS” above, in August 2014, we received a favorable ruling in our patent litigation against Actavis relating to Gralise®. The lawsuit was filed in March 2012 against Actavis for infringement of certain U.S. patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Gralise®. A bench trial was completed on May 20, 2014 and in August 2014 the court ruled in our favor, finding that Actavis infringed all asserted claims of all seven patents asserted in trial and upholding the validity of the patents, which expire between September 2016 and February 2024. On September 15, 2014, Actavis filed a notice appealing the decision to the U.S. Court of Appeals for the Federal Circuit. On February 2, 2015, Actavis filed its opening brief with the U.S. Court of Appeals for the Federal Circuit. On April 10, 2015, Actavis and the Company entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission, and the entry of orders dismissing the appeal and related federal district court litigation. By the terms of this agreement, Actavis’s pending appeal is dismissed and Actavis may begin selling generic versions of Gralise® on January 1, 2024, or earlier under certain circumstances.

As described in greater detail under “LEGAL PROCEEDINGS” above, on June 28, 2013, we received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for 25mg diclofenac potassium capsules, (Banner ANDA Product). Banner has granted exclusive rights to the Banner ANDA Product to Watson Laboratories Inc., a subsidiary of Actavis plc. The letter states that the Banner ANDA Product contains the required bioavailability or bioequivalence data to Zipsor® and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor® in the Orange Book. We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA Product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire in December 2015.

As described in greater detail under “LEGAL PROCEEDINGS” above, on June 13, 2013 and August 11, 2013, Janssen Pharma received from Actavis, a notice of certification for U.S. Patent Nos. RE 39,593,  7,994,364, and 8,309,060  under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) certifying that Actavis has submitted and the FDA has accepted for filing an ANDA for NUCYNTA® 50mg, 75mg and 100mg tapentadol HCl tablets and NUCYNTA® ER 50mg, 100mg, 150mg, 200mg and 250mg tapentadol HCl tablets (Actavis  ANDA Products). On June 20, 2013 and July 1, 2013, Janssen Pharma received from Alkem a notice of certification for U.S. Patent Nos. RE 39,593 and 7,994,364 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) certifying that Alkem has submitted and the FDA has accepted for filing an ANDA for NUCYNTA® 50mg, 75mg and 100mg tapentadol HCl tablets and NUCYNTA® ER 50mg, 100mg, 150mg, 200mg and 250mg tapentadol HCl tablets (Alkem ANDA Products). On October 8, 2013 and May 9, 2014, Janssen Pharma received from Roxane a notice of certification for U.S. Patent Nos. RE 39,593 and 7,994,364 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) certifying that Roxane has submitted and the FDA has accepted for filing an ANDA for NUCYNTA® 50mg, 75mg and 100mg tapentadol HCl tablets and NUCYNTA® ER 50mg, 100mg, 150mg, 200mg and 250mg tapentadol HCl tablets (Roxane ANDA Products). The letters collectively state that the Actavis, Alkem and Roxane ANDA Products, respectively, contain the required bioavailability or bioequivalence data to NUCYNTA® 50mg, 75mg and 100mg tapentadol HCl tablets and NUCYNTA® ER 50mg, 100mg, 150mg, 200mg and 250mg tapentadol HCl tablets and collectively certifies that Actavis, Alkem and Roxane, respectively, intend to obtain FDA approval to engage in commercial manufacture, use or sale of Actavis, Alkem and Roxane’s ANDA products, respectively, before the expiration of the above identified patents, which are listed for NUCYNTA® 50mg, 75mg and 100mg tapentadol HCl tablets and NUCYNTA® ER 50mg, 100mg, 150mg, 200mg and 250mg tapentadol HCl tablets in the Orange Book. Janssen Pharma commenced the lawsuits within the 45 days required to automatically bar the FDA from approving the Actavis, Alkem and Roxane’s ANDA products for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay is expected to expire May 20, 2016. In connection with our acquisition of NUCYNTA® ER and NUCYNTA® from Janssen Pharma, we assumed responsibility for managing these lawsuits.

Any introduction of one or more products generic to NUCYNTA® ER, NUCYNTA® , Gralise®, CAMBIA®, Zipsor® or Lazanda®, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third-party payers, our business will suffer.

Sales of our products depend significantly on the availability of acceptable pricing and adequate reimbursement from third-party payers such as:

•                  government health administration authorities;

•                  private health insurers;

•                  health maintenance organizations;

•                  managed care organizations;

•                  pharmacy benefit management companies; and

•                  other healthcare-related organizations.

If reimbursement is not available for our products or product candidates, demand for our products may be limited. Further, any delay in receiving approval for reimbursement from third-party payers could have an adverse effect on our future revenues.

Third-party payers frequently require that pharmaceutical companies negotiate agreements that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA, intended to curb rising healthcare costs. These cost containment measures include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. These and other cost containment measures could decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

We may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA® ER and NUCYNTA®, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA® ER and NUCYNTA® compete with a number of branded and generic products that are widely used to treat moderate to severe chronic pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is marketed by Endo Pharmaceuticals, Inc., each of which are approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Each of OxyContin® and OPANA® ER have achieved significant levels of market acceptance. There are also a number of branded and generic opioids, including oxymorphone, fentanyl, morphine, buprenorphine and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), has been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN.  Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development, for the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA® ER and NUCYNTA®.

Gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin® have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica® (pregabalin), has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy, epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. In December 2014, Pfizer announced positive Phase 3 clinical trial results for its controlled release formulation of Lyrica® as a treatment for PHN. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market Horizant™ (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise®.

Diclofenac, the active pharmaceutical ingredient in Zipsor®, is an NSAID that is approved in the U.S. for the treatment of mild to moderate pain in adults, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor® competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

An alternate formulation of diclofenac is the active ingredient in CAMBIA® that is approved in the U.S. for the acute treatment of migraine in adults. CAMBIA® competes with a number of triptans which are used to treat migraine and certain other headaches. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan), as well as a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment of migraines which are now or may become competitive with CAMBIA®.

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

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG), the FDA, and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If the OIG or the FDA takes the position that we are or may be out of compliance with the requirements and restrictions described above, and we are investigated for or found to have improperly promoted off-label use, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities associated with NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda®, as well as marketing activities related to any other products which we may acquire, or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

Acquisition of new and complementary businesses, products, and technologies is a key element of our corporate strategy. If we are unable to successfully identify and acquire such businesses, products or technologies, our business and prospects will be limited.

Since June 2012, we have acquired NUCYNTA® ER, NUCYNTA®, CAMBIA®, Zipsor® and Lazanda®. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

If we are unable to successfully integrate any business, product or technology we may acquire, our business, financial condition and operating results will suffer.

Integrating any business, product or technology we acquire, including NUCYNTA® ER and NUCYNTA®, is expensive, time consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management.

Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

•                  minimize the disruption and distraction of our management and other employees, including our sales force, in connection with the integration of any acquired business, product or technology;

•                  maintain and increase sales of our existing products;

•                  establish or manage the transition of the manufacture and supply of any acquired product, including the necessary active pharmaceutical ingredients, excipients and components;

•                  identify and add the necessary sales, marketing, manufacturing, regulatory and other related personnel, capabilities and infrastructure that are required to successfully integrate any acquired business, product or technology;

•                  manage the transition and migration of all commercial, financial, legal, clinical, regulatory and other pertinent information relating to any acquired business, product or technology;

•                  comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology;

•                  obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers with respect to any acquired product; and

•                  maintain and extend intellectual property protection for any acquired product or technology.

If we are unable to perform the above functions or otherwise effectively integrate any acquired businesses, products or technologies, our business, financial condition and operating results will suffer.

If we engage in strategic transactions that fail to achieve the anticipated results and synergies, our business will suffer.

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA®, may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such the acquisition of the U.S. rights to NUCYNTA® ER and NUCYNTA®, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, litigation or other events, could adversely affect our business, results of operations and financial condition.

We depend on third parties that are single source suppliers to manufacture our products. If these suppliers are unable to manufacture and supply our products, or there is insufficient availability of our products or the raw materials necessary to manufacture our products, our business will suffer.

An affiliate of Janssen Pharma is our sole supplier of NUCYNTA® ER and NUCYNTA® pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise® pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor® pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor® in June 2012. DPT Lakewood Inc. is our sole supplier for Lazanda® pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of Lazanda® in July 2013. MiPharm, S.p.A is our sole supplier for CAMBIA® pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA® in December 2013. We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA® ER, NUCYNTA®, CAMBIA®, Zipsor® and Lazanda® and two qualified suppliers for the active pharmaceutical ingredient in Gralise®. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any failure to obtain sufficient supplies of NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® or Lazanda®, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by, among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We hold issued U.S. patents and have patent applications pending in the U.S. In addition, we are pursuing patent applications relating to our technologies in the U.S. and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we are engaged in litigation against one Zipsor® ANDA filer, three NUCYNTA® ER and NUCYNTA® ANDA filers, and one NUCYNTA® oral solution ANDA filer. Also, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents. In response to our lawsuits, Purdue and Endo are challenging the validity of the patents we asserted in inter partes review proceedings before the U.S. Patent Trial and Appeal Board (PTAB) at the U.S. Patent and Trademark Office. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness in the aggregate principal amount of $920.0 million under our 2021 Notes and our Senior Secured Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, the 2021 Notes, the Senior Secured Notes and any additional debt obligations we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the 2021 Notes and the Senior Secured Notes.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:

•                  make it more difficult for us to meet our payment and other obligations under the 2021 Notes, the Senior Secured Notes or our other indebtedness;

•                 result in an event of default if we fail to comply with the financial and other covenants contained in the Note Purchase Agreement, which event of default could result in all of our debt becoming immediately due and payable;

•                  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including the Senior Secured Notes;

•                  require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including working capital, clinical trials, research and development, capital expenditures and other general corporate purposes;

•                  prevent us from raising funds necessary to repurchase the 2021 Notes in the event we are required to do so following a “fundamental change,” as specified in the indenture governing the 2021 Notes, to repurchase the Senior Secured Notes in the event we are required to do so following a “major transaction” or as required in the event that the principal amount outstanding under the 2021 Notes as of March 31, 2021 is greater than $100.0 million, as specified in the Note Purchase Agreement or to settle conversions of the 2021 Notes in cash;

•                  result in dilution to our existing shareholders as a result of the conversion of the 2021 Notes into shares of common stock;

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

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For example, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

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

The products we develop or acquire generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise® relies on the FDA’s prior approval of Neurontin, the immediate release formulation of gabapentin initially approved by the FDA.

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

Our business involves exposure to potential product liability risks that are inherent in the development production and commercialization of pharmaceutical products. Side effects, manufacturing defects, misuse or abuse of any of our products could result in patient injury or death. For instance, Lazanda® is a self-administered, opioid analgesic that contains fentanyl, a Schedule II “controlled substance” under the CSA. A patient’s failure to follow instructions on the use and administration of, or the abuse of Lazanda® could result in injury or death. In addition, patients using Lazanda® have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

We have obtained product liability insurance for our anticipated 2015 sales of our products and clinical trials currently underway, but:

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

Each of NUCYNTA® ER and NUCYNTA® are opioid analgesics that contain tapentadol. Lazanda® is an opioid analgesic that contains fentanyl. Tapentadol and fentanyl are regulated “controlled substances” under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Each of tapentadol and fentanyl are listed by the DEA as a Schedule II substance under the CSA. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

Limitations on the production of Schedule II substances in the U.S. could limit our ability to successfully commercialize NUCYNTA® ER, NUCYNTA® and Lazanda®.

The availability and production of all Schedule II substances, including tapentadol and fentanyl, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug manufacturing. The DEA annually establishes an aggregate quota for total tapentadol and total fentanyl production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol and fentanyl that the DEA allows to be produced in the U.S. annually is allocated among applicable individual drug manufacturers, which must submit applications annually to the DEA for individual production quotas. In turn, the manufacturers of NUCYNTA® ER, NUCYNTA® and Lazanda® have to obtain a procurement quota to source tapentadol and fentanyl for the production of NUCYNTA® ER, NUCYNTA® and Lazanda®, respectively. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol or fentanyl than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol or fentanyl for all tapentadol or fentanyl products manufactured at their facility, which is allocated to NUCYNTA® ER, NUCYNTA® and Lazanda®, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol or fentanyl is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. In addition, any delay or refusal by the DEA or our manufacturer in establishing the production or procurement quota or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol or fentanyl could adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation and Mitigation Strategy program may limit the commercial success of NUCYNTA® ER and Lazanda®.

NUCYNTA® ER and Lazanda® are subject to a FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute such products for outpatient use. Lazanda® is subject to a REMS protocol that is specific to Transmucosal Immediate Release Fentanyl (TIRF) medicines for outpatient use. Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the REMS programs. As a result, there are relatively few prescribers and dispensers of products subject to REMS protocols, and in particular, TIRF products. If we are not able to successfully promote NUCYNTA® ER and Lazanda® to participants in the applicable REMS program, our business, results of operations and financial condition could be adversely affected.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From September 30, 2013 through March 31, 2015, our stock price has ranged from $6.95 to $25.54 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•                  the degree of commercial success and market acceptance of NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda®;

•                  filings and other regulatory or governmental actions or proceedings related to our products and product candidates and those of our collaborative partners;

•                  the outcome of our patent infringement litigation against the filers of ANDAs for NUCYNTA® ER and NUCYNTA®;

•                  the outcome of our patent infringement litigation against the filer of an ANDA for Zipsor®;

•                  developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;

•                  our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•                  our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

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

•                  our compliance with the terms and conditions of the agreements governing our indebtedness;

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

In addition, if the market for pharmaceutical stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. For example, if one or more securities or industry analysts downgrades our stock or publishes an inaccurate research report about our company, the market price for our common stock would likely decline. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us.

We have incurred operating losses in the past and may incur operating losses in the future.

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three months ended March 31, 2015 and 2014, we recognized net loss of $11.6 million and net income of $17.9 million, respectively. Although we have achieved profitability in recent periods, we have incurred operating losses in the past and may incur operating losses in 2015 and in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

Contingent consideration obligations arise from the Zipsor®, CAMBIA®, Lazanda® acquisitions and relate to the potential future milestone payments and royalties payable under the respective agreements. The liability for the unfavorable contract relates to a contract we assumed in connection with the acquisition of CAMBIA® and represents the milestone payable to the vendor as well as the value of the amounts by which the contract terms are unfavorable compared to current pricing. The contingent consideration and the liability for the unfavorable contract is initially recognized at its fair value on the acquisition date and is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration and the unfavorable manufacturing contract contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The value of our deferred tax assets could become impaired, which could adversely affect our results of operations.

As of March 31, 2015, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.

As of March 31, 2015, we had $52.8 million in cash and cash equivalents and $14.9 million in investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

We may not have the ability to raise the funds necessary to settle conversions of the 2021 Notes in cash, to repurchase the 2021 Notes upon a fundamental change or to repurchase the Senior Secured Notes upon a major transaction put or as required in the event that the principal amount outstanding under the 2021 Notes as of March 31, 2021 is greater than $100.0 million.

Holders of the 2021 Notes will have the right to require us to repurchase all or a portion of their 2021 Notes upon the occurrence of certain events deemed to be a “fundamental change” at a repurchase price equal to 100% of the principal amount of the outstanding 2021 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2021 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2021 Notes being converted.

Furthermore, holders of the Senior Secured Notes will have the right to require us to repurchase all of their Senior Secured Notes (i) if the principal amount outstanding under the 2021 Notes as of March 31, 2021 is greater than $100.0 million, at a repurchase price equal to 100% of the principal amount of the outstanding Senior Secured Notes to be repurchased, plus accrued and unpaid interest, if any, or (ii) upon the occurrence of certain events deemed to be a “major transaction” at a repurchase price equal to: (a) 100% of the principal amount of the outstanding Senior Secured Notes to be repurchased, plus (b) accrued and unpaid interest, if any, plus (c) a prepayment premium, which may be substantial.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2021 Notes or Senior Secured Notes or pay cash with respect to 2021 Notes being converted. In addition, our ability to repurchase or to pay cash upon conversion of the 2021 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. An event of default under the indenture governing the 2021 Notes, including our failure to repurchase 2021 Notes when required by the indenture governing the 2021 Notes, would constitute a default under the Note Purchase Agreement. In addition, an event of default under the Note Purchase Agreement, including our failure to repurchase Senior Secured Notes when the repurchase is required by the Note Purchase Agreement, would constitute a default under the indenture governing the 2021 Notes. Moreover, the occurrence of a fundamental change under the indenture governing the 2021 Notes or a major transaction under the Note Purchase Agreement could constitute an event of default under either the indenture governing the 2021 Notes or the Note Purchase Agreement, as applicable and any agreements that may govern any future indebtedness. Following an event of default, if the payment of our outstanding indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness.

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

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2021 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2021 Notes is that the equity component is required to be included in the additional paid-in capital within shareholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2021 Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion of the discounted carrying value of the 2021 Notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the accretion of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock.

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

Certain provisions applicable to the 2021 Notes and the Senior Secured Notes could delay or prevent an otherwise beneficial takeover or takeover attempt.

Certain provisions applicable to the 2021 Notes and the indenture governing the 2021 Notes, the Senior Secured Notes and the Note Purchase Agreement, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indenture for the 2021 Notes or a major transaction under the Note Purchase Agreement, holders of the 2021 Notes or the Senior Secured Notes, as applicable, will have the right to require us to repurchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change” under the indenture, we may be required to increase the conversion rate for holders who convert their 2021 Notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the 2021 Notes and the indenture, the Senior Secured Notes and the Note Purchase Agreement, as well as provisions of our organizational documents and other agreements, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year which may cause our stock price to decline.

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

We have incurred and will continue to substantial transaction-related costs in connection with the acquisition of NUCYNTA® ER and NUCYNTA®.

We have incurred and will continue to incur substantial expenses in connection with acquisition of NUCYNTA® ER and NUCYNTA® and the scaling and integration of the corporate infrastructure necessary to commercialize such products. There are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Due to these factors, if we are unable to effectively manage and control the transaction-related costs in connection with the acquisition of NUCYNTA® ER and NUCYNTA®, the transaction and related integration expenses could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)         Exhibits

3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4	(4)	Bylaws, as amended
+10.1	(*)

Note Purchase Agreement dated March 12, 2015 among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation and Deerfield Private Design Fund III, L.P., as collateral agent

+10.2	(*)	Security Agreement dated April 2, 2015 between the Company and Deerfield Private Design Fund III, L.P., as collateral agent
+10.3	(*)

Assignment and Consent dated January 13, 2015 between the Company and Grünenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grünenthal GmbH and Janssen Research and Development

+10.4	(*)	Transitional Supply Agreement dated April 2, 2015 between the Company, Janssen Ortho LLC and Janssen Pharmaceuticals, Inc.
+10.5	(*)	Supply Agreement dated April 2, 2015 between the Company and Noramco, Inc.
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)                                 Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)

(2)                                 Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003

(3)                                 Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005

(4)                                 Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005

(*)                                 Filed herewith

+                                         Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer