Form 10-Q
period 2015-06-30
DEPOMED INC
filed 2015-08-03
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of July 30, 2015 was 60,311,961.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30	December 31,
	2015	2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$94,094	$488,668
Marketable securities	23,906	70,773
Accounts receivable, net	59,750	27,008
Receivables from collaborative partners	747	1,070
Inventories	10,376	8,456
Income taxes receivable	13,891	4,030
Deferred tax assets, net	9,601	9,601
Prepaid and other current assets	19,798	8,014
Total current assets	232,163	617,620
Marketable securities, long-term	4,559	6,961
Property and equipment, net	16,013	7,055
Intangible assets, net	1,062,579	72,361
Other assets	7,445	7,068
	$1,322,759	$711,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,925	$52,686
Contingent consideration liability	2,482	—
Interest payable	18,156	2,683
Other current liabilities	1,098	2,130
Total current liabilities	135,661	57,499
Contingent consideration liability	12,238	14,252
Senior Notes	562,516	—
Convertible Notes	236,315	229,891
Deferred tax liabilities, net, non-current	18,994	32,589
Other long-term liabilities	10,937	12,387
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	252,635	239,961
Additional paid-in capital	79,067	76,809
Retained earnings	14,428	47,714
Accumulated other comprehensive loss, net of tax	(32)	(37)
Total shareholders’ equity	346,098	364,447
	$1,322,759	$711,065

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Product sales	$94,295	$28,245	$125,966	$49,751
Royalties	209	430	742	925
License and other revenue	—	5,760	—	17,520
Non-cash PDL royalty revenue	—	33,297	—	76,081
Total revenues	94,504	67,732	126,708	144,277

Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	22,865	4,675	25,977	8,377
Research and development expense	4,714	1,397	6,572	3,439
Selling, general and administrative expense	57,408	32,573	91,950	65,090
Amortization of intangible assets	26,731	2,542	29,271	5,081
Total costs and expenses	111,718	41,187	153,770	81,987

(Loss) income from operations	(17,214)	26,545	(27,062)	62,290

Other (expense) income:
Interest and other income	61	20	118	47
Interest expense	(22,078)	(616)	(28,100)	(1,243)
Non-cash interest expense on PDL liability	—	(4,903)	—	(10,282)
Total other expense	(22,017)	(5,499)	(27,982)	(11,478)

Net (loss) income before income taxes	(39,231)	21,046	(55,044)	50,812

Benefit from (provision for) income taxes	17,578	(8,300)	21,758	(20,128)
Net (loss) income	$(21,653)	$12,746	$(33,286)	$30,684

Basic net (loss) income per share	$(0.36)	$0.22	$(0.56)	$0.53
Diluted net (loss) income per share	$(0.36)	$0.21	$(0.56)	$0.51

Shares used in computing basic net (loss) income per share	59,991,934	58,105,902	59,777,594	57,827,430
Shares used in computing diluted net (loss) income per share	59,991,934	60,430,456	59,777,594	60,258,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(21,653)	$12,746	$(33,286)	$30,684
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period, net of taxes	(17)	(1)	5	(11)
Net unrealized gains (losses) on available-for-sale securities	(17)	(1)	5	(11)
Comprehensive (loss) income	$(21,670)	$12,745	$(33,281)	$30,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating Activities
Net (loss) income	$(33,286)	$30,684
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash PDL royalty revenue	—	(76,081)
Non-cash interest expense on PDL liability	—	10,282
Depreciation and amortization	30,292	6,070
Accretion of debt discount	7,387	—
Amortization of investments	277	200
Provision for inventory obsolescence	514	—
Loss on disposal of property and equipment	45	17
Stock-based compensation	6,066	4,170
Change in fair value of contingent consideration and unfavorable contract	(2,214)	1,226
Deferred income taxes (benefit) provision	(11,337)	24,029
Excess tax benefit from stock-based compensation	(2,273)	(1,503)
Changes in assets and liabilities:
Accounts receivable	(32,743)	2,582
Receivables from collaborative partners	322	—
Inventories	9,156	2,363
Prepaid and other assets	(2,256)	(1,222)
Income taxes receivable	(9,861)	(2,373)
Accounts payable and other accrued liabilities	59,132	5,344
Interest payable	18,160	—
Accrued compensation	(301)	(2,287)
Income taxes payable	—	(60,372)
Deferred revenue	—	(1,520)
Net cash provided by (used in) operating activities	37,080	(58,391)

Investing Activities
Purchases of property and equipment	(1,134)	(783)
Business acquisition (Note 13)	(1,050,000)	—
Purchases of marketable securities	(18,108)	(4,666)
Maturities of marketable securities	67,105	23,245
Net cash (used in) provided by investing activities	(1,002,137)	17,796

Financing Activities
Proceeds from the issuance of Senior Notes	562,063	—
Senior Notes issuance costs	(511)	—
Proceeds from issuance of common stock	6,658	5,564
Excess tax benefit from stock-based compensation	2,273	1,502
Net cash provided by financing activities	570,483	7,066

Net decrease in cash and cash equivalents	(394,574)	(33,529)
Cash and cash equivalents at beginning of period	488,668	244,674
Cash and cash equivalents at end of period	$94,094	$211,145

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Taxes, net of refunds	$40	$58,000
Interest	4,121	—
Capitalized expenditures not paid	437	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company’s current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired the U.S. rights to in April 2015, (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that the Company acquired in July 2013.

The Company also has a portfolio of royalty and milestone producing license agreements based on its proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (the PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States (U.S.).; (b) Merck & Co., Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to the Company’s license agreement with Boehringer Ingelheim; and (e) LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended-release metformin in Korea and Canada, respectively.

The Company has one product candidate, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate clinical and regulatory strategies and commercial prospects for DM-1992.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire year ending December 31, 2015 or future operating periods.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depo DR Sub, LLC (Depo DR Sub) and Depo NF Sub, LLC (Depo NF Sub). All intercompany accounts and transactions have been eliminated on consolidation.

Depo NF Sub was formed on March 26, 2015, in connection with a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) governing the Company’s issuance of $575.0 million aggregate principal amount of Senior Notes on April 2, 2015, for aggregate gross proceeds of approximately $562.0 million. On April 2, 2015, the Company and Depo NF Sub entered into a Pledge and Security Agreement with the Collateral Agent pursuant to which the Company and Depo NF Sub each granted the Collateral Agent (on behalf of the Purchasers) a security interest in substantially all of their assets, other than specifically excluded assets.

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the PDL Transaction. The Company contributed to Depo DR Sub all of its rights, title and interests in each of the license agreements to receive royalty and milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such rights to receive royalty and milestone payments, for an upfront cash purchase price of $240.5 million.

The Company and Depo DR Sub continue to retain certain administrative duties and obligations under the specified license agreements. These include the collection of the royalty and milestone amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing, among other items, the amount of royalty payments received by the Company, reimbursable expenses and set-offs. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

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

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate present value expected future net cash flows, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

•                  Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on NUCYNTA® ER and NUCYNTA®,  Gralise®, CAMBIA®, Zipsor® and Lazanda®. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of its commercialization agreement with Salix in August 2011. Under the terms of the Zipsor® asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor® product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA® asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA® product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA® ER and NUCYNTA® previously sold by Janssen Pharma or Lazanda® product previously sold by Archimedes Pharma US Inc. See Note 13 for further information on the acquisition of NUCYNTA® ER and NUCYNTA®, , CAMBIA® Lazanda® and Zipsor®.

The shelf life of NUCYNTA®  ER and NUCYNTA® is 24 months and 36 months from the date of tablet manufacture, respectively. The shelf life of Gralise® is 24 to 36 months from the date of tablet manufacture. The shelf life of CAMBIA® is 24 to 48 months from the manufacture date. The shelf life of Zipsor® is 36 months from the date of tablet manufacture. The shelf life of Lazanda® is 24 to 36 months from the manufacture date. The shelf life of the 500mg Glumetza is 48 months from the date of tablet manufacture and the shelf life of the 1000mg Glumetza is 24 to 36 months from the date of tablet manufacture. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products.

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

In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area, including the Glumetza royalty and the Janumet® XR royalty, to PDL for $240.5 million. The Company had significant continuing involvement in the PDL transaction until September 30, 2014, primarily due to the Company’s obligation to act as the intermediary for the supply of 1000 mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the $240.5 million payment received from PDL was accounted for as debt until September 30, 2014. As a result of debt accounting, even though the Company did not retain the related royalties and milestones under the transaction, the Company was required to record the revenue related to these royalties and milestones in its condensed consolidated statement of operations until September 30, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000 mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non-cash PDL royalty revenue” during the fourth quarter of 2014.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2016. The adoption of this guidance will have not have a material impact on the presentation of debt liability and debt issuance costs in the Condensed Consolidated Balance Sheet in future periods.

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

In May 2014, the FASB issued guidance which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures and plans to adopt this guidance on January 1, 2018.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

All marketable securities have been designated as available for sale securities. Securities included in cash and cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$53,548	$—	$—	$53,548
Money market funds	11,282	—	—	11,282
Commercial Paper	29,264	—	—	29,264
Total cash and cash equivalents	$94,094	$—	$—	$94,094

Marketable securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$23,916	$1	$(11)	$23,906
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	4,559	2	(2)	4,559
Total marketable securities	$28,475	$3	$(13)	$28,465

Total cash, cash equivalents and marketable securities	$122,569	$3	$(13)	$122,559

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$22,452	$—	$—	$22,452
Money market funds	179,923	—	—	179,923
Corporate debt securities	286,292	3	(2)	286,293
Total cash and cash equivalents	$488,667	$3	$(2)	$488,668

Marketable securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$70,777	$1	$(5)	$70,773
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,974	—	(13)	6,961
Total marketable securities	$77,751	$1	$(18)	$77,734

Total cash, cash equivalents and marketable securities	$566,418	$4	$(20)	$566,402

The decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 2015 is primarily attributable to the payment of the purchase price for the NUCYNTA® acquisition on April 2, 2015.

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

At June 30, 2015, the Company had 27 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$17,584	$(14)	$—	$—	$17,584	$(14)
Total available-for-sale	$17,584	$(14)	$—	$—	$17,584	$(14)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2015. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$11,282	$—	$—	$11,282
Commercial Paper	—	35,416	—	35,416
Corporate debt securities	22,313	—	—	22,313
Total	$33,595	$35,416	$—	$69,011

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,575	$1,575
Contingent consideration- Lazanda	—	—	11,751	11,751
Contingent consideration- CAMBIA	—	—	1,394	1,394
Unfavorable contract assumed	—	—	661	661
	$—	$—	$15,381	$15,381

December 31, 2014	Level 1	Level 2	Level 3	Total

Money market funds	$179,923	$—	$—	$179,923
Commercial Paper	—	253,837	—	253,837
Corporate debt securities	110,190	—	—	110,190
Total	$290,113	$253,837	$—	$543,950

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,800	$1,800
Contingent consideration- Lazanda	—	—	11,209	11,209
Contingent consideration- CAMBIA	—	—	1,243	1,243
Unfavorable contract assumed	—	—	3,343	3,343
	$—	$—	$17,595	$17,595

The fair value measurement of the contingent consideration obligations arises from the Zipsor®, CAMBIA® and Lazanda® acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the six months ended June 30, 2015. Changes in fair value included within interest expense in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 were $0.6 million and $1.1 million, respectively.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA® acquisition. The liability of $0.7 million recorded above, as of June 30, 2015, represents the fair value of the amounts by which the contract terms are unfavorable compared to the current pricing and a probability-weighted assessment of the likelihood that the stipulated milestones will be achieved by the third party. The contract may be terminated if the third party fails to achieve these milestones, in which case the fair value of the liability as of the date of the termination will be reversed on the Condensed Consolidated Balance Sheet and reflected in the Condensed Consolidated Statement of Operations. Any changes in the fair value of this liability resulting from a change in the underlying inputs are recognized in operating expenses until the contract is settled. Changes in the fair value of the liability resulting from the passage of time are recorded within interest expense until the contract is settled.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (in thousands):

	Balance at December 31, 2014	Changes in fair value recorded in interest expense	Changes in fair value recorded in selling, general and administrative expense	Royalties Paid	Balance at June 30, 2015
Liabilities:
Contingent consideration obligations- Zipsor®	$1,800	$124	$(349)	—	1,575
Contingent consideration obligations- Lazanda®	11,209	597	263	(318)	11,751
Contingent consideration obligations- CAMBIA®	1,243	100	51	—	1,394
Unfavorable contract assumed	3,343	269	(2,951)		661
Total	$17,595	$1,090	$(2,986)	$(318)	15,381

The Company recorded a reduction of $1.5 million and $3.0 million in selling, general and administrative expense during the three and six months ended June 30, 2015, respectively. The decrease in selling, general and administrative expense was primarily driven by a change in the fair value of the liability related to the unfavorable contract assumed as part of the CAMBIA® acquisition, and arose from a reduction in the probability that the vendor can achieve the milestones by the stipulated deadline. The reduction of $1.2 million and $3.0 million in the fair value of the unfavorable contract assumed, in the three and six months ended June 30, 2015, respectively, is a change in accounting estimate which reduced basic and diluted net loss per share by approximately ($0.02) and ($0.05) for the three and six months ended June 30, 2015, respectively.

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $437.1 million and $375.2 million (par value $345.0 million) as of June 30, 2015 and December 31, 2014, respectively, and represents a Level 2 valuation.

NOTE 3.  NET (LOSS) INCOME PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2015	2014	2015	2014

Basic (loss) income per share
Net (loss) income	$(21,653)	$12,746	$(33,286)	$30,684
Denominator	59,992	58,106	59,778	57,827
Basic net (loss) income per share	$(0.36)	$0.22	$(0.56)	$0.53
Diluted net (loss) income per share
Net (loss) income	$(21,653)	$12,746	$(33,286)	$30,684
Denominator:
Denominator for basic net (loss) income per share	59,992	58,106	59,778	57,827
Add effect of dilutive securities:
Stock options and equivalents	—	2,324	—	2,431
Denominator for diluted net (loss) income per share	59,992	60,430	59,778	60,258
Diluted net (loss) income per share	$(0.36)	$0.21	$(0.56)	$0.51

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share because, to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Convertible debt	17,931,393	—	17,931,393	—
Stock options and equivalents	1,506,982	1,190	1,166,500	1,609
Total potentially dilutive shares	19,438,375	1,190	19,097,893	1,609

NOTE 4. LICENSE AND COLLABORATIVE ARRANGEMENTS

Janssen Pharmaceuticals, Inc.

In August 2012, the Company entered into a license agreement with Janssen Pharma that granted Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to its Acuform® drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee, which was recognized as revenue in 2012, and receives low single digit royalties on net sales of NUCYNTA® ER in Canada and Japan from and after July 2, 2012 through December 31, 2021.

The Company was also previously receiving royalties on sales of NUCYNTA® ER in the U.S. until its acquisition of the U.S. rights to NUCYNTA® ER from Janssen Pharma on April 2, 2015.

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

Since the inception of the contract, the Company has received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work the Company performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million milestone payment following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which the Company received in April 2014. This $10.0 million milestone payment was recognized as revenue during the three months ended March 31, 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155, which triggered a $5.0 million milestone payment to the Company, which the Company received in June 2014. This $5.0 million milestone payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, the Company will receive a $10.0 million milestone payment. The Company receives high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved.

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

The Company recognized approximately $0.4 million and $0.7 million of revenue associated with this upfront license fee during the three and six months ended June 30, 2014, respectively.

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

Until September 30, 2014, the Company was recognizing the $25.0 million license fee payment as revenue ratably until October 2021, which represented the estimated length of time of the Company’s obligations existed under the arrangement related to royalties that the Company was obligated to pay Valeant on net sales of the 500mg Glumetza in the U.S. and to use Valeant as the sole supplier of the 1000mg Glumetza. Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, the Company recognized the remaining unamortized deferred revenue of $11.3 million as of October 1, 2014. The Company recognized approximately $0.4 million and $0.8 million of license revenue related to the amortization of this upfront fee of $25.0 million during the three and six months ended June 30, 2014, respectively.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units  and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of sales	$4	$1	$5	$13
Research and development expense	46	51	183	104
Selling, general and administrative expense	3,203	2,247	5,878	4,053
Total	$3,253	$2,299	$6,066	$4,170

At June 30, 2015, the Company had $24.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials	$1,369	$2,141
Work-in-process	1,124	1,348
Finished goods	8,414	4,984
Less: allowance for obsolescence	(531)	(17)
Total	$10,376	$8,456

As of June 30, 2015, the unamortized portion of the step-up in fair value related to Nucynta® inventories acquired as part of the NUCYNTA Acquisition on April 2, 2015, was $0.8 million. The amount of the step-up in the fair value of NUCYNTA® inventories amortized to cost of sales during the three months ended June 30, 2015 was $5.0 million.

As of June 30, 2015 and December 31, 2014, the unamortized portion of the step-up in fair value related to Lazanda® inventories acquired as part of the Lazanda® Acquisition on July 29, 2013 was $0 and $0.2 million, respectively. The amount of the step-up in the fair value of Lazanda® inventories amortized to cost of sales during the three and six months ended June 30, 2015 was $0 and $0.2 million, respectively.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014

Accounts payable	$1,684	$1,278
Accrued compensation	6,950	7,248
Accrued rebates and sales discounts	56,585	20,695
Allowance for product returns	17,605	15,015
Inventory and other contract manufacturing accruals	3,012	360
Royalties payable	9,548	810
Sales and marketing accruals	6,625	2,497
Other accrued liabilities	11,916	4,783
Total accounts payable and accrued liabilities	$113,925	$52,686

NOTE 8.  LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

As noted above, in October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company was required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received was recorded as interest expense over the life of the debt. Consequently, the Company imputed interest on the unamortized portion of the debt and recorded interest expense using an estimated interest rate for an arms-length debt transaction. The Company’s estimate of the interest rate under the arrangement was based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. The Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

As a result of the debt accounting, even though the Company did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), the Company continued to record revenue related to these royalties and milestones until September 30, 2014. The Company recognized $33.3 million and $76.1 million of non-cash PDL royalty revenue for the three and six months ended June 30, 2014, respectively. The Company incurred $4.9 million and $10.3 million of non-cash interest expense on PDL liability for the three and six months ended June 30, 2014.

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

NOTE 9. DEBT

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA® acquisition. The Company incurred debt issuance costs of $0 and $0.5 million during the three and six months ended June 30, 2015.

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015.

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	143,750
April 2, 2022	143,750
$575,000

The Senior Notes can be prepaid, at the Company’s option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at the Company’s discretion. The Company is required to repay the outstanding Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the preceding paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

The Senior Notes and related indentures contain customary covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates.

Pursuant to the Note Purchase Agreement, upon the consummation of the sale of the Senior Notes on April 2, 2015, the Company and Depo NF Sub, LLC entered into a Pledge and Security Agreement with the Deerfield Private Design Fund lll, L.P. (the Collateral Agent), pursuant to which the Company and Depo NF Sub each granted the Collateral Agent (on behalf of the Purchasers) a security interest in substantially all of their assets, other than specifically excluded assets.

The following is a summary of the carrying value of the Senior Notes as of June 30, 2015 (in thousands):

June 30,
2015

Principal amount of the Senior Notes	$575,000
Unamortized debt discount balance	(12,484)
$562,516

The debt discount and debt issuance costs will be amortized as interest expense through April 2022. The following is a summary of interest expense for the three and six months ended June 30, 2015 (in thousands):

	June 30, 2015
	Three Months Ended	Six Months Ended

Stated coupon interest	$15,281	$15,281
Amortization of debt discount and debt issuance costs	471	471
Total interest expense	$15,752	$15,752

Convertible Debt

On September 9, 2014, the Company issued $345 million aggregate principal amount of convertible notes due 2021 (the Convertible Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

The Convertible Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee), and mature on September 1, 2021, unless earlier converted, redeemed or repurchased. The Convertible Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

Upon the occurrence of certain events, holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding March 1, 2021. On or after March 1, 2021, until the close of business on the second trading day immediately preceding the maturity date, holders may surrender their Convertible Notes for conversion at any time. Upon conversion, the Company will pay or deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The initial conversion rate of 51.9852 shares of common stock per $1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $19.24 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events.

In addition, upon the occurrence of certain events defined in the indenture as a fundamental change, holders of the Convertible Notes may require the Company to purchase for cash all or any portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the recognition of $226 million as the liability component net of a $119 million debt discount with a corresponding increase to paid-in capital representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million are included in “Other assets” on the Condensed Consolidated Balance Sheets as of the issuance date. Equity issuance costs of $3.7 million related to the convertible debt offering were recorded as an offset to additional paid-in capital.

The following is a summary of the liability component of the Convertible Notes as of June 30, 2015 (in thousands):

June 30,
2015

Principal amount of the Convertible Notes	$345,000
Unamortized discount of the liability component	(108,685)
$236,315

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three and six months ended June 30, 2015 (in thousands):

	June 30, 2015
	Three Months Ended	Six Months Ended

Stated coupon interest	$2,156	$4,312
Amortization of debt discount and debt issuance costs	3,513	6,934
Total interest expense	$5,669	$11,246

The balance of unamortized debt discount and debt issuance costs was $114.9 million of which $108.7 million is included in “Convertible Notes” and $6.2 million is included within “Other assets” as of June 30, 2015 on the accompanying Condensed Consolidated Balance Sheets.

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2015, employees exercised options to purchase 354,252 and 784,724 shares of the Company’s common stock, respectively, with net proceeds to the Company of approximately $2.3 million and $5.6 million, respectively. For the three and six months ended June 30, 2014, employees exercised options to purchase 543,680 and 968,573 shares of the Company’s common stock, respectively, with net proceeds to the Company of approximately $2.5 million and $4.8 million, respectively.

Common Stock

On May 12, 2015, the shareholders of the Company approved a proposed amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock by 100,000,000 shares, from 100,000,000 shares to 200,000,000 shares.

NOTE 11.  INCOME TAXES

The income tax provision includes federal, state and local income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company estimates the annual impact of certain factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate. The Company recorded a tax receivable of $10.5 million for the three and six months ended June 30, 2015 based on a net operating loss carryback claim expected to be filed with the IRS with respect to the year ending December 31, 2015.

For the three and six months ended June 30, 2015 the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.  For the three and six months ended June 30, 2014 the difference between the recorded provision for income taxes and the tax provision based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

As of June 30, 2015 and December 31, 2014, the Company had $5.6 million and $5.2 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which the Company operates until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.4 million of accrued interest and penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for its office building and it is obligated to make payments under non-cancelable operating leases for automobiles used by its sales force. Future minimum lease payments under the Company’s non-cancelable operating leases at June 30, 2015 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2015 (remainder)	$2,060
2016	4,030
2017	3,287
2018	2,371
2019	1,575
Thereafter	4,866
Total	$18,189

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company will occupy approximately 8,000 additional rentable square feet commencing in July 2015. The Lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $11.6 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.7 million as of June 30, 2015 and $1.7 million as of December 31, 2014.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales force hired in the three months ended June 30, 2015. The Company expects to receive the additional vehicles in the second half of 2015. The Company will pay approximately $6.6 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended June 30, 2015 and 2014 was $0.5 million and $0, respectively, and $1.0 million and $0 for the six months ended June 30, 2015 and 2014, respectively.

Rent expense relating to the office and laboratory lease agreement for the three months ended June 30, 2015 and 2014, was $0.3 million and $0.2 million, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

At the time that the foregoing complaints were filed, Janssen Pharma was an exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company has since been added as a plaintiff to the pending ANDA lawsuits involving NUCYNTA® ER and NUCYNTA®.  No trial date has been set.

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

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

The Company has sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. The Company sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. The Purdue and Endo lawsuits have been stayed pending completion of the Endo inter partes reviews described below.

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

In the Purdue IPRs, on July 10, 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue.  On October 14, 2014, Depomed submitted written responses to the Petitions, and on December 22, 2014, Purdue submitted replies.   A PTAB hearing was held on March 19, 2015. On July 8, 2015, the PTAB issued final decisions confirming the patentability of all claims at issue.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the ‘475 Patent, as to the other ten claims of the ‘280 Patent and as to the other eight claims of the ‘340 patent asserted against Endo. The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds. Discovery is complete, and oral arguments were heard on June 15, 2015. The PTAB’s final written decisions in these IPRs are expected not later than September 29, 2015.

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

On April 2, 2014, the Company filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. The Court heard arguments for patent claim construction on March 3, 2015, and issued an order on March 26, 2015, in favor of the Company’s construction for all disputed terms. In May of 2015, the parties entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission.  By the terms of this agreement, Watson Laboratories Inc. may begin selling the generic version of Zipsor® on March 24, 2022, or earlier under certain circumstances.  On June 4, 2015, the Court entered an order staying the case pending the regulatory approval of the settlement agreement.

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

NOTE 13. BUSINESS COMBINATIONS

The NUCYNTA® Acquisition

On January 15, 2015, the Company, entered into an asset purchase agreement pursuant to which the Company acquired from Janssen and its affiliates the U.S. rights to the NUCYNTA® franchise of pharmaceutical products (the “NUCYNTA® U.S. Product Rights”) as well as certain related assets for $1.05 billion in cash (the “Purchase Price”).

The NUCYNTA® franchise includes NUCYNTA® ER (tapentadol) extended release tablets indicated for the management of pain, including neuropathic pain associated with diabetic peripheral neuropathy (DPN), severe enough to require daily, around-the-clock, long-term opioid treatment, NUCYNTA® (tapentadol), an immediate release version of tapentadol, for management of moderate to severe acute pain in adults, and NUCYNTA® (tapentadol) oral solution, an approved oral form of tapentadol that has not been commercialized (collectively, the “Products”).

Upon the consummation of the transaction on April 2, 2015, the Company acquired (i) rights to commercialize the Products in the United States, and (ii) certain other assets relating to the Products, including finished goods product inventory and certain manufacturing equipment.  In addition, Janssen Pharma assigned to the Company all of its rights and obligations under the License Agreement (U.S.) (the “License Agreement”) by and among Janssen Pharma, Janssen Research & Development, LLC and Grünenthal GmbH (“Grünenthal”) pursuant to which Janssen has a royalty-bearing license to certain Grünenthal patents and other intellectual property rights covering the commercialization of the Products in the United States.

In connection with the transaction, the Company assumed responsibility for the ongoing legal proceedings relating to certain of the Grünenthal patents licensed under the License Agreement and Janssen Pharma’s clinical obligations relating to the Products and will be responsible for the associated post acquisition costs.  Other than as set forth in the Asset Purchase Agreement, Janssen Pharma retained all liabilities relating to the Products associated with Janssen Pharma’s commercialization of the Products prior to the consummation of the transaction.

In connection with the transaction, the Company, Janssen Pharma and certain affiliates of Janssen also entered into (i) supply agreements pursuant to which Janssen Pharma will manufacture and supply the Products to the Company until the Company, or its contract manufacturer, begins commercial production of the Products, following which the Company will manufacture and supply Janssen Pharma for its requirements for NUCYNTA® outside of the United States and (ii) a supply agreement pursuant to which an affiliate of Janssen will manufacture and supply the Company with the active pharmaceutical ingredient contained in the Products.

In connection with the consummation of the transaction, on April 2, 2015, the Company sold an aggregate of $575.0 million principal amount of the Senior Notes for gross proceeds of approximately $562.0 million. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma.

Pursuant to ASC Topic 805, Business Combinations, the transaction was determined to be a business combination and was accounted for using the acquisition method of accounting. The following table presents a preliminary summary of the purchase price consideration for the transaction:

(Amounts in thousands)
Cash Paid	$1,050,000
Rebates payable by Seller	(10,466)
Total Purchase Consideration	$1,039,534

The rebates payable by Janssen Pharma represent a reduction to the total purchase consideration. The fair value of the rebates payable by Janssen Pharma was determined based on estimates that take into consideration the terms of agreements with customers, historical rebates taken, and the estimated amount of time it takes the product to flow through the distribution channel. The Company expects that the actual amount of rebates paid by Janssen Pharma will not be determinable until late 2015. If actual future results vary from its estimates, the Company may need to adjust these estimates, which could have an effect on the fair value of the rebates recognized in this preliminary determination of the fair values of assets acquired.

Under the acquisition method of accounting, we have recognized net tangible and intangible assets acquired based upon their respective estimated fair values as of the acquisition date. The table below shows the preliminary fair values assigned to the assets acquired:

(Amounts in thousands)
NUCYNTA U.S. Product Rights	$1,019,489
Inventories	11,590
Manufacturing Equipment	8,455
$1,039,534

The Company incurred non-recurring transaction costs of $9.7 million and $12.1 million for the three and six months ended June 30, 2015 with respect to the NUCYNTA® Acquisition which have been recorded in “Selling, general and administrative expense” within the Company’s Condensed Consolidated Statement of Operations.

NUCYNTA® U.S. Product Rights

The valuation of the NUCYNTA® US Product Rights was based on management’s estimates, information and reasonable and supportable assumptions. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the NUCYNTA® US Product Rights included revenue projections based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates, general and administrative expenses, sales and marketing expenses, research and development expenses for clinical and regulatory support and developing an appropriate discount rate. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The NUCYNTA® US Product Rights intangible asset is amortized using the straight-line method over an estimated useful life of approximately ten years. The estimated useful life was determined based on the period of time over which the NUCYNTA® US Product Rights are expected to contribute to the Company’s future cash flows. The valuation of the acquired inventories includes a step-up in fair value of $5.9 million which is being amortized to costs of goods sold as the related inventory turns. The fair value of the acquired manufacturing equipment was estimated to approximate its net book value as of the acquisition date.

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and six months ended June 30, 2015 and 2014, assuming that the NUCYNTA® Acquisition had closed on January 1, 2014. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of acquired NUCYNTA® intellectual property and interest expense, debt discount and deferred financing costs associated with the Senior Notes issued in connection with the acquisition and non-recurring acquisition costs. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands	2015	2014	2015	2014

Pro forma revenues	$94,504	$112,366	$171,665	$229,543
Proforma net loss	$(11,953)	$(24,564)	$(36,812)	$(43,006)
Pro forma net income per share- basic	$(0.20)	$(0.42)	$(0.62)	$(0.74)
Pro forma net income per share- diluted	$(0.20)	$(0.42)	$(0.62)	$(0.74)

NUCYNTA® net revenues for the three months ended June 30, 2015 were $56.7 million. The Company does not operate NUCYNTA® as a separate business nor does it maintain the distinct and separate accounts necessary to prepare a full product profit and loss account. It is therefore, not practicable to disclose the NUCYNTA® earnings for the three months ended June 30, 2015.

The CAMBIA® Acquisition

On December 17, 2013, the Company entered into an asset purchase agreement with Nautilus, pursuant to which the Company acquired from Nautilus all of the rights to CAMBIA® (diclofenac potassium for oral solution), including related product inventory, and assumed from Nautilus certain liabilities relating to CAMBIA®, for an initial payment of $48.7 million in cash and up to $10.0 million in contingent consideration payable upon the achievement of certain specified events. In accordance with the authoritative guidance for business combinations, the transaction with Nautilus was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA®. The fair values of the contingent consideration as of June 30, 2015 and December 31, 2014 were $1.4 million and $1.2 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda®. The fair values of the contingent consideration as of June 30, 2015 and December 31, 2014 were $11.8 million and $11.2 million, respectively.

The Zipsor® Acquisition

On June 21, 2012, the Company entered into an asset purchase agreement with Xanodyne Pharmaceuticals, Inc., a Delaware corporation (Xanodyne), pursuant to which the Company acquired Xanodyne’s product Zipsor® and related inventory for $26.4 million in cash and up to $5.0 million in contingent consideration payable upon the achievement of certain specified events and assumed certain product-related liabilities relating to Zipsor®. In accordance with the authoritative guidance for business combinations, the Zipsor® acquisition from Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. Zipsor® product rights of $27.2 million were recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. On June 3, 2015, the Company entered into a settlement agreement in its ongoing patent litigation related to an Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of Zipsor® (diclofenac liquid filled capsules) 25mg tablets. The settlement permits defendant Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. The settlement concluded all ongoing ANDA litigation related to Zipsor. In light of this settlement agreement, the Company reviewed the useful life of the Zipsor product rights and, as of June 3, 2015, extended that from the previous estimate of July 2019 to March 2022.  Consequently, the Company expects that the quarterly amortization charge will be reduced from $1.0 million to $0.6 million, beginning with the three months ending September 30, 2015.

The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor®. The fair values of the contingent consideration as of June 30, 2015 and December 31, 2014 were $1.6 million and $1.8 million, respectively.

NOTE 14. INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2015				December 31, 2014
Amounts in thousands	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

NUCYNTA product rights	10.0	1,019,489	(24,325)	995,164	—	—	—
CAMBIA product rights	8.5	51,360	(7,915)	43,445	51,360	(5,347)	46,013
Lazanda product rights	7.0	10,480	(2,232)	8,248	10,480	(1,650)	8,830
Zipsor product rights	6.8	27,250	(11,528)	15,722	27,250	(9,732)	17,518

		1,108,579	(46,000)	1,062,579	89,090	(16,729)	72,361

Based on finite-lived intangible assets recorded as of June 30, 2015, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2015 (remainder)	$54,038
2016	108,100
2017	108,100
2018	108,100
2019	108,100
Thereafter	576,141
Total	$1,062,579

NOTE 15. SUBSEQUENT EVENTS

Horizon Pharma plc Proposal and Rights Plan

On July 7, 2015, the Company received an unsolicited, highly conditional proposal from Horizon Pharma plc (Horizon) to acquire all of the outstanding shares of the Company in an all-stock transaction valued at $29.25 per share (the Proposal). The Proposal is identical in all material respects to the Horizon proposal received by the Company on May 27, 2015 and reiterated on June 12, 2015 (the Prior Proposal).  The Company’s board of directors reviewed the Prior Proposal with the assistance of its financial advisors and its legal counsel, and unanimously concluded that the Prior Proposal did not reflect the inherent value of the Company and was not in the best interests of the Company and its shareholders. Horizon was notified of the board’s decision regarding the Prior Proposal in a letter delivered to Horizon dated June 25, 2015. On July 21, 2015, the Company received a revised unsolicited, highly conditional proposal from Horizon to acquire all of the outstanding shares of the Company in an all-stock transaction valued at $33.00 per share (the Revised Offer). The Company’s board of directors, after careful consideration and with the assistance of its independent financial and legal advisors, unanimously rejected the Revised Offer and notified Horizon about this decision on July 29, 2015.

In addition on July 12, 2015, the Company’s board of directors declared a dividend of one right (Right) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on July 23, 2015. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 12, 2015 as it may from time to time be supplemented or amended (the Rights Agreement) between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.   Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a Fractional Share) of Series B Junior Participating Preferred Stock at a purchase price of $105.00 per Fractional Share, subject to adjustment. Initially, the Rights will be attached to all outstanding shares of the Company’s common stock, and no separate certificates for the Rights will be distributed.  The Rights will separate from the common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person.  In certain circumstances, the Distribution Date may be deferred by the Company’s board of directors.  The Rights are not exercisable until the Distribution Date and will expire at the close of business on the date of the Company’s next annual meeting of shareholders occurring after the date of the Rights Agreement, unless earlier redeemed or exchanged by the Company in accordance with the Rights Agreement.

Amended and Restated Bylaws

On July 12, 2015, the Company’s board of directors adopted and approved an amendment and restatement to the Company’s Bylaws (the Amended Bylaws).  The Amended Bylaws, among other things, provide for the establishment of a measurement record date for purposes of ascertaining shareholders eligible to call for a special meeting of shareholders and establish certain other procedures relating to the calling of a special meeting of shareholders.  The Amended Bylaws also supplement the advanced notice requirements and procedures for the submission by shareholders of nominations for the board of directors and of other proposals to be presented at shareholder meetings, and provide that the exclusive forum for any shareholder to bring any: (i) derivative action, (ii) claim asserting a breach of fiduciary duty, (iii) action under the California Corporations Code or the Company’s organizational documents or (iv) other action relating to the internal affairs of the Company, shall in each case be the Santa Clara County Superior Court within the State of California or, if no state court located within the State of California has jurisdiction, the federal district court for the Northern District of California.  The Amended Bylaws also make certain other ministerial changes.

On August 3 2015, Horizon announced that it intends to request the Company’s board of directors to set a record date to determine the shareholders eligible to request a special meeting at which Depomed shareholders will be asked to consider two principal proposals; the removal of all current Company directors, contingent on a new slate of directors being elected, and a series of amendments to the bylaws intended to reverse the changes made by the Company’s board which were adopted on July 12, 2015 (collectively, the Request). Horizon also filed suit against the Company in the Superior Court of California for Santa Clara County, alleging that the Company’s amendment to its bylaws and the rights plan which was put in place on July 12, 2015, violate the California Corporations Code and the board’s fiduciary duties to shareholders.

On August 3 2015, the Company announced that its board will review the Request when it is received and, assuming that it is accompanied with all information required by the Company’s bylaws, will fix a record date to determine shareholders entitled to request a special meeting no later than August 31, 2015. The Company also filed suit against Horizon in the Superior Court of the State of California for the County of Santa Clara alleging, among other things, Horizon’s unsolicited bid to acquire the Company is predicated on the improper and unlawful use of highly confidential and proprietary information related to NUCYNTA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including statements related to the unsolicited, non-binding proposal from Horizon Pharma plc (“Horizon”) to acquire all of our outstanding shares in a stock-for-stock transaction, are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise our current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate, and NUCYNTA® (tapentadol), a product for management of moderate to severe acute pain in adults, each of which we acquired the U.S rights to in April 2015 (collectively, the NUCYNTA® Acquisition), (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability. In conjunction with the acquisition of Nucynta on April 2, 2015, we increased the size of our total sales force from approximately 188 full-time sales representatives to approximately 300 full-time sales representatives.

We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (the PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the U.S.; (b) Merck & Co. Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended-release metformin in Korea and Canada, respectively.

As of June 30, 2015, we have one product candidate, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and we announced a summary of the results of that trial in November 2012. We continue to evaluate partnering opportunities for DM-1992 and monitor competitive developments.

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

Commercialized Products

NUCYNTA® ER (Tapentadol Extended Release Tablets) for management of pain, including DPN

NUCYNTA® ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate. We acquired the U.S. rights to NUCYNTA® ER from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA® ER in April 2015. We began commercial promotion of NUCYNTA® ER in June 2015.

NUCYNTA® (Tapentadol) for management of moderate to severe acute pain

NUCYNTA® is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA® in June 2015.

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

In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to us, which we recognized in the first quarter of 2014 and received in April 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155. The acceptance for filing of the NDA triggered a $5.0 million milestone payment to us which we recognized in the second quarter of 2014 and received in June 2014. We receive high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and we will receive the same high single digit royalty on net sales of MNK-155 if it is approved.

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

In October 2013, the Company sold its interest in the Glumetza royalties to PDL. Pursuant to the original promotion agreement, Salix paid us a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Salix promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of its manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Salix and managing the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin). At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of our manufacturing obligations with respect to 1000-mg Glumetza to February 2016, which is the estimated date we expected our obligations would be completed under the commercialization agreement. We recognized approximately $0.4 million of revenue associated with this upfront license fee during the three months ended March 31, 2014.

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

Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, we recognized the remaining unamortized deferred revenue of $11.3 million as of October 1, 2014. We recognized approximately $0.4 million and $0.8 million of license revenue related to the amortization of this upfront fee of $25.0 million during the three and six months ended June 30, 2014, respectively.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K filed with the SEC on February 26, 2015 (the 2014 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2014 Form 10-K.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 and 2014.

Revenue

Total revenues by products and licensees are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Product sales:
Nucynta products	$56,653	$—	$56,653	$—
Gralise	20,927	15,111	38,201	25,970
Cambia	6,848	4,958	12,213	9,582
Zipsor	6,014	6,822	11,861	12,165
Lazanda	3,853	1,354	7,038	2,034
Total product sales	94,295	28,245	125,966	49,751

Royalties	209	430	742	925

Non-cash PDL royalty revenue	—	33,297	—	76,081

License and Other revenue:
Glumetza	—	760	—	1,520
Mallinckrodt	—	5,000	—	15,000
Other	—	—	—	1,000
Total license and other revenue:	—	5,760	—	17,520

Total revenues	$94,504	$67,732	$126,708	$144,277

Product Sales

NUCYNTA®. We consummated the acquisition of the NUCYNTA® franchise on April 2, 2015 and began shipments on April 6, 2015.  Until June 2015, we retained the contract sales force that had been promoting NUCYNTA® for Janssen, and we re-launched NUCYNTA® with our increased sales force in mid-June 2015. In conjunction with the acquisition, Janssen is responsible for certain rebates in an amount estimated to be $10.5 million, which was treated as a reduction in the purchase consideration for NUCYNTA®. Accordingly, the NUCYNTA® product net sales of $56.7 million reflect the deduction of these rebates during the second quarter. In future periods, we will be responsible for such product rebates. We expect NUCYNTA® sales and prescriptions to increase from current levels for the remainder of 2015.

Gralise®. In October 2011, we announced the commercial availability of Gralise® and began distributing Gralise® to wholesalers and retail pharmacies. The increase in Gralise® product sales in the first six months of 2015 relative to the comparable period in 2014 is a result of higher prescription demand and price increases. We expect Gralise® product sales and prescriptions to increase from current levels for the remainder of 2015.

CAMBIA®. We began shipping and recognizing product sales on CAMBIA® in December 2013. We began commercial promotion of CAMBIA® in February 2014. The increase in CAMBIA® product sales in the first six months of 2015 relative to the comparable period in 2014 is a result of higher prescription demand and price increases. We expect CAMBIA® product sales and prescriptions to increase from current levels for the remainder of 2015.

Zipsor®. We began shipping and recognizing product sales on Zipsor® at the end of June 2012. We began commercial promotion of Zipsor® in July 2012. The decrease in Zipsor® product sales in the first six months of 2015 relative to the comparable period in 2014 is primarily the result of lower prescription demand. We expect Zipsor® product sales to approximate current levels for the remainder of 2015.

Lazanda®. We began shipping and recognizing product sales on Lazanda® in August 2013. We began commercial promotion of Lazanda® in October 2013. The increase in Lazanda® product sales in the first six months of 2015 relative to the comparable period in 2014 is primarily a result of higher prescription demand, and to a lesser extent, price increases. We expect Lazanda® product sales and prescriptions to increase from current levels for the remainder of 2015.

Royalties

Other Royalties.  Other royalties for the three and six months ended June 30, 2015 and 2014 primarily includes royalties from Janssen Pharma on net sales of NUCYNTA® ER and royalties from Mallinckrodt on net sales of XARTEMISTM XR, which was launched in March 2014. We will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

Non-Cash PDL Royalty Revenue

In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), we continued to record revenue related to these royalties and milestones until September 30, 2014. We recognized $33.3 million and $76.1 million of non-cash PDL royalty revenue during the three and six months ended June 30, 2014.

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

License and Other Revenue

Glumetza. Glumetza license revenue for the three and six months ended June 30, 2014 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Salix in July 2008.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of sales	$22,865	$4,675	$25,977	$8,377
Dollar change from prior year	18,190		17,600
Percentage change from prior year	389.1%		210.1%

The increase in cost of sales for the three and six months ended June 30, 2015, as compared to the same period in 2014 was primarily due to the NUCYNTA® Acquisition. We began selling NUCYNTA® in April 2015. The fair value of inventories acquired included a step-up in the value of NUCYNTA® inventories of $5.9 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of NUCYNTA® was $5.0 million for the three and six months ended June 30, 2015.  In addition, cost of sales for NUCYNTA® includes a royalty on net sales payable to Grünenthal GmbH (Grunenthal) We have assumed the license agreement with Grünenthal GmbH (Grunenthal) regarding NUCYNTA® and NUCYNTA® ER and will owe royalties to Grünenthal which will be accounted for as a portion of cost of sales for these products.

We began selling CAMBIA® in December 2013. The fair value of inventories acquired included a step-up in the value of CAMBIA® inventories of $3.7 million which was amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of CAMBIA® was $1.7 million and $3.1 million for the three and six months ended June 30, 2014, respectively. We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which was being amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda was $0.1 million for the three and six months ended June 30, 2014, respectively.

We expect cost of sales to increase for the remainder of 2015, as we expect product sales to increase from current levels.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidates in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for the three and six months ended June 30, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development expense	$4,714	$1,397	$6,572	$3,439
Dollar change from prior year	3,317		3,133
Percentage change from prior year	237.4%		91.1%

Research and development expense for the three months ended June 30, 2015 increased substantially over second quarter 2014 primarily as a result of our assumption of responsibility for certain pediatric studies relating to NUCYNTA®.

We expect research and development expense for the remainder of 2015 to increase from current levels, primarily due to our assumption of the responsibility for certain post marketing regulatory requirements and pediatric studies in connection with the NUCYNTA® Acquisition. In addition, we also commenced pediatric studies relating to CAMBIA® during the year.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense for the three and six months ended June 30, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Selling, general and administrative expense	$57,408	$32,573	$91,950	$65,090
Dollar change from prior year	24,835		26,860
Percentage change from prior year	76.2%		41.3%

The increase in selling, general and administrative expense for the three and six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to expenses incurred with respect to the NUCYNTA® Acquisition. These expenses included non-recurring transaction costs of $9.7 million and $12.1 million for the three and six months ended June 30, 2015. In addition, we incurred costs relating to maintenance of a contractual sales force during the period prior to our re-launch in June, the hiring of additional field sales persons, additional personnel to support the increased sales force, and marketing expenditures associated with our re-launch of NUCYNTA® ER and NUCYNTA®.   We also incurred higher expenses due to the increased Lazanda® sales force. The increased selling, general and administrative expense was off-set by a reduction of $1.2 million resulting from the change in the fair value of the liability related to unfavorable contract assumed as part of the CAMBIA® acquisition.

We expect selling, general and administrative expense for the remainder of 2015 to decrease from the levels incurred in the three months ended June 30, 2015.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Amortization of intangible assets- Zipsor	$831	$965	$1,796	$1,929
Amortization of intangible assets- Lazanda	291	292	582	583
Amortization of intangible assets- CAMBIA	1,284	1,285	2,568	2,569
Amortization of intangible assets- NUCYNTA	24,325	—	24,325	—
	$26,731	$2,542	$29,271	$5,081

The Zipsor® product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. On June 3, 2015, the Company entered into a settlement agreement in its ongoing patent litigation related to an Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of Zipsor® (diclofenac liquid filled capsules) 25mg tablets. The settlement permits defendant Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. The settlement concluded all ongoing ANDA litigation related to Zipsor. In light of this settlement agreement, the Company reviewed the useful life of the Zipsor product rights and, as of June 3, 2015, extended that from the previous estimate of July 2019 to March 2022. Consequently, the Company expects that the amortization charge for future quarters will be $0.4 million lower than in previous quarters. Total amortization expense relating to Zipsor product rights for the three and six months ended June 30, 2015 was $0.8 million and $1.8 million, respectively, compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2014, respectively. The estimated amortization expense for the remainder of 2015 is expected to be $1.2 million.

The CAMBIA® product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA®. Total amortization expense for each of the three months ended June 30, 2015 and 2014 was approximately $1.3 million and $2.6 million for each of the six months ended June 30, 2015. The estimated amortization expense for the remainder of 2015 is expected to be $2.6 million.

The Lazanda® product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda®. Total amortization expense for each of the three and six months ended June 30, 2015 and 2014 was approximately $0.3 million and $0.6 million, respectively. The estimated amortization expense for the remainder of 2015 is expected to be $0.6 million.

The NUCYNTA®  product rights of approximately, $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and are being amortized using the straight line method over the estimated useful life of approximately ten years. Amortization commenced on the acquisition date and the total amortization expense for each of the three and six months ended June 30, 2015 was approximately $24.3 million. The estimated amortization expense for the remainder of 2015 is expected to be $49.8 million.

Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Interest and other income	$61	$20	$118	$47
Change in fair value of contingent consideration and unfavorable contract	—	—	—	—
Interest expense	(22,078)	(616)	(28,100)	(1,243)
Non-cash interest expense on PDL liability	—	(4,903)	—	(10,282)
Net interest income (expense)	$(22,017)	$(5,499)	$(27,982)	$(11,478)

The increase in net interest expense for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year, is primarily related to interest expense relating to the Company’s issuance of $575.0 million aggregate principal amount of senior secured notes issued in April, 2015 (the Senior Notes) and the 2.5% Convertible Senior Notes Due 2021 that were issued on September 9, 2014 (the Convertible Notes). The interest expense is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014

Interest payable on the Notes	$15,281	$—	$15,281	$—
Interest payable on the Convertible debt	2,156	—	4,313	—
Amortization of debt discounts and debt issuance costs relating to the Notes and Convertible debt	3,995	—	7,416	—
Changes in fair value of contingent consideration	646	616	1,090	1,243
Total interest expense	$22,078	$616	$28,100	$1,243

The Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the purchase price paid to Janssen Pharma. In connection with our acquisition of the NUCYNTA® franchise on April 2, 2015.

The Senior Notes will mature in seven years (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The Senior Notes can be prepaid, at the Company’s option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at the Company’s discretion.

Convertible Notes

In September, 2014, the Company issued the Convertible Debt resulting in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The interest rate for the Convertible Notes is fixed at 2.50% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2015.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Convertible Notes from the respective host debt instrument and recorded the conversion option of $111.9 million for the Convertible Notes in “Shareholders’ Equity” on our Condensed Consolidated Balance Sheets. The resulting debt discounts on the Convertible Notes are being amortized to interest expense at an effective interest rate of 9.34% over the contractual term of the Convertible Notes.

Non-cash interest expense on PDL liability

The decrease in non-cash interest expense on PDL liability for the three and six months ended June 30, 2015, as compared to the corresponding period in 2014, is attributable to the royalty sale transaction that we completed in October 2013. Until September 30, 2014, we accounted the royalty sale transaction as debt and accounted for the non-cash interest expense on PDL liability. Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. As a result, we have not recorded any non-cash interest expense on PDL liability after September 30, 2014.

Income Tax (Benefit) Provision

At the end of 2014, we adjusted our partial valuation allowance that has an impact on the comparison of the three and six months ended June 30, 2015 benefit from income taxes when compared to the provision for income taxes for the corresponding period of 2014. For the three and six months ended June 30, 2015, we recorded a benefit from income taxes of $17.6 million and $21.8 million, respectively, compared to a provision for income taxes of $8.3 million and $20.1 million for the three and six months ended June 30, 2014. The benefit from income taxes in the three and six months ended June 30, 2015 as compared to the provision from income taxes for the same period in 2014 is primarily attributable to a decrease in income before taxes. We paid approximately $0.04 million in income taxes for the three and six months ended June 30, 2015compared to $1.5 million and $58.8 million for the three and six months ended June 30, 2014. The Company recorded a tax receivable of $10.5 million for the three and six months ended June 30, 2015 based on a net operating loss carryback claim expected to be filed with the IRS with respect to the year ending December 31, 2015.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies. The Company includes information about non-GAAP adjusted earnings (loss), non-GAAP adjusted earnings (loss) per share and non-GAAP adjusted EBITDA, non-GAAP financial measures, as useful operating metrics for the six month periods ended June 30, 2015 and 2014 and its full year 2015 financial outlook. The Company believes that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provides supplementary information to investors. The Company uses these non-GAAP financial measures in connection with its own planning and forecasting purposes and for measuring the Company’s performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted earnings (loss) and non-GAAP adjusted earnings (loss) per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) non-cash interest expense on the liability related to the sale of future royalties and milestones to PDL, (3) amortization related to product acquisitions, (4) stock-based compensation expense, (5) non-cash interest expense related to debt, and to adjust (6) the income tax provision to reflect the estimated amounts payable or receivable in cash. Non-GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) interest income (3) interest expense, (4) amortization related to product acquisitions, (5) stock-based compensation expense, (6) depreciation, (7) taxes and (8) transaction costs associated with product acquisitions. Non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

The following table reconciles the Company’s GAAP net income to non-GAAP adjusted income for the three and six months ended June 30, 2015 and 2014, respectively (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
GAAP net income (loss)	$(21,653)	$12,746	$(33,286)	$30,684
Non-cash PDL royalties, net of related costs	—	(32,865)	—	(75,210)
Non-cash interest expense on PDL liability	—	4,903	—	10,282
Non-cash interest expense on debt	3,984	—	7,405	—
Amortization related to product acquisitions	41,458	4,933	43,044	9,489
Stock based compensation	3,249	2,299	6,061	4,170
Non-cash income tax adjustment	(7,036)	8,300	(11,216)	20,128
Non-GAAP adjusted earnings (loss)	$20,002	$316	$12,008	$(457)
Non-GAAP adjusted earnings (loss) per share (1)	$0.27	$0.01	$0.19	$(0.01)

(1) The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. There was no add-back of interest expense or additional dilutive shares related to the convertible debt for the six months ended June 30, 2015 and the three and six months ended June 30, 2014, as the effect is anti-dilutive.

The following table reconciles the Company’s GAAP net income (loss) to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
GAAP net income (loss)	$(21,653)	$12,746	$(33,286)	$30,684
Non-cash PDL royalties, net of related costs	—	(32,865)	—	(75,210)
Amortization related to product acquisitions	41,458	4,933	43,044	9,489
Stock based compensation	3,249	2,299	6,061	4,170
Interest income (other)	(61)	(13)	(118)	(31)
Interest expense	21,432	4,903	27,010	10,282
Depreciation	432	479	853	1,000
Provision (benefit) from income taxes	(17,578)	8,300	(21,758)	20,128
Transaction costs	9,685	—	12,117	—
Non-GAAP Adjusted EBITDA	$36,964	$782	$33,923	$512

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In thousands)	2015	2014

Cash, cash equivalents and marketable securities	$122,559	$566,402

The decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 2015 is primarily attributable to the NUCYNTA®   acquisition. We placed $500.0 million into escrow during the three months ended March 31, 2015 which was applied to the purchase price at closing on April 2, 2015. The balance of the purchase price was financed from the proceeds of the Senior Notes.

During the second quarter of 2015, our cash, cash equivalents and marketable securities increased by approximately $55.0 million as compared to the three months ended March 31, 2015. During the quarter we borrowed $575.0 million pursuant to the Senior Notes to finance the acquisition of the NUCYNTA acquisition and to pay fees incurred in connection with the acquisition and other one-time fees discussed under Selling General and Administrative Expenses above. In July 2015, we paid quarterly interest on the Senior Notes in the amount of approximately $15.3 million.

We may incur operating losses in future years. We believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Convertible Notes and the Senior Notes. We based this expectation on our current operating plan and the anticipated impact of the NUCYNTA® acquisition, which may change as a result of many factors.

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

•                  changes in the focus and direction of our business strategy and/or research and development programs; and

•                  results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2015	2014

Cash provided by (used in) operating activities	$37,080	$(58,391)
Cash (used in) provided by investing activities	(1,002,137)	17,796
Cash provided by financing activities	570,483	7,066

Cash Flows from Operating Activities

Cash provided by (used in) operating activities during the six months ended June 30, 2015 and 2014 were approximately $37.1 million and $58.4 million, respectively. Cash provided by operating activities during the six months ended June 30, 2015 was due to net loss adjusted for non-cash items of $28.8 million and movements in working capital of $41.6 million. Cash used in operating activities during the six months ended June 30, 2014 was primarily related to income tax payments totaling approximately $58.8 million related to the year ended December 31, 2013.

Cash Flows from Investing Activities

Cash used in investing activities during the six months ended June 30, 2015 was approximately, $1.0 billion compared to cash provided by investing activities of $17.8 million in the corresponding period in the prior year. Cash used in investing activities during the six months ended June 30, 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA® acquisition on April 2, 2015 off-set by a net cash inflow from the maturities of marketable securities. Cash used in investing activities during the six months ended June 30, 2014 was primarily driven by higher maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2015 and 2014 was approximately $570.5 million and $7.1 million, respectively, and consisted primarily of proceeds from employee option exercises and excess tax benefits from stock-based compensation.

Contractual Obligations

As of June 30, 2015, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Senior Notes - principal	$—	$57,500	$230,000	$287,500	$575,000
Senior Notes - interest	61,641	123,625	98,900	46,402	330,568
Convertible Debt - principal	—	—	—	345,000	345,000
Convertible Debt - interest	8,625	17,250	17,250	12,938	56,063
Operating leases(1)	4,140	6,573	3,418	4,058	18,189
Purchase commitments	19,731	—	—	—	19,731
	$94,137	$204,948	$349,568	$695,898	$1,344,551

(1)         Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At June 30, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $19.7 million under our manufacturing agreements related to NUCYNTA® , Gralise®, Zipsor®, Lazanda® and CAMBIA®. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In April 2012, we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. We leased an additional 8,000 rentable square feet commencing in July 2015. The Newark lease included free rent for the first five months of the lease. Lease payments began in May 2013. We have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2014 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $5.8 million per year.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At the time that the foregoing complaints were filed, Janssen Pharma was an exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company has since been added as a plaintiff to the pending ANDA lawsuits involving NUCYNTA® ER and NUCYNTA®.  No trial date has been set.

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

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

The Company has sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. The Company sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. The Purdue and Endo lawsuits have been stayed pending completion of the Endo inter partes reviews described below.

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

In the Purdue IPRs, on July 10, 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue.  On October 14, 2014, Depomed submitted written responses to the Petitions, and on December 22, 2014, Purdue submitted replies.   A PTAB hearing was held on March 19, 2015. On July 8, 2015, the PTAB issued final decisions confirming the patentability of all claims at issue.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the ‘475 Patent, as to the other ten claims of the ‘280 Patent and as to the other eight claims of the ‘340 patent asserted against Endo. The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds. Discovery is complete, and oral arguments were heard on June 15, 2015. The PTAB’s final written decisions in these IPRs are expected not later than September 29, 2015.

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

On April 2, 2014, the Company filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. The Court heard arguments for patent claim construction on March 3, 2015, and issued an order on March 26, 2015, in favor of the Company’s construction for all disputed terms. In May of 2015, the parties entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission.  By the terms of this agreement, Watson may begin selling the generic version of Zipsor® on March 24, 2022, or earlier under certain circumstances.  On June 4, 2015, the Court entered an order staying the case pending the regulatory approval of the settlement agreement.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2014 Form 10-K and our quarterly report on Form 10-Q for the three month period ended March 31, 2015.

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

As described in greater detail under “LEGAL PROCEEDINGS” above, on June 28, 2013, we received from Banner a Notice of Certification for U.S. Patent Nos. 6,365,180; 7,662,858; 7,884,095; 7,939,518 and 8,110,606 under 21 U.S.C. § 355 (j)(2)(A)(vii)(IV) certifying that Banner has submitted and the FDA has accepted for filing an ANDA for 25mg diclofenac potassium capsules, (Banner ANDA Product). Banner has granted exclusive rights to the Banner ANDA Product to Watson Laboratories Inc., a subsidiary of Actavis plc. The letter states that the Banner ANDA Product contains the required bioavailability or bioequivalence data to Zipsor® and certifies that Banner intends to obtain FDA approval to engage in commercial manufacture, use or sale of Banner’s ANDA product before the expiration of the above identified patents, which are listed for Zipsor® in the Orange Book. The letter indicates Banner has granted to Watson Laboratories Inc. (Watson) exclusive rights to Banner’s proposed generic Zipsor® product. We commenced the lawsuit within the 45 days required to automatically bar the FDA from approving the Banner ANDA Product for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. Absent a court order, the 30-month stay would be expected to expire in December 2015. In May of 2015, Watson and the Company entered into a settlement agreement, subject to review by the U.S. Department of Justice and the Federal Trade Commission, pursuant to which Watson may begin selling the generic version of Zipsor® on March 24, 2022, or earlier under certain circumstances. On June 4, 2015, the court entered an order staying the case pending the regulatory approval of the settlement agreement.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we are engaged in litigation against three NUCYNTA® ER and NUCYNTA® ANDA filers, and one NUCYNTA® oral solution ANDA filer. Also, in January 2013 and April 2013, we filed lawsuits against Purdue and Endo, respectively, for infringement of certain of our Acuform drug delivery technology patents. In response to our lawsuits, Purdue and Endo are challenging the validity of the patents we asserted in inter partes review proceedings before the PTAB at the U.S. Patent and Trademark Office. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness in the aggregate principal amount of $920.0 million under our Senior Notes and our Convertible Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, the Convertible Notes, the Senior Notes and any additional debt obligations we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:

•                  make it more difficult for us to meet our payment and other obligations under the Convertible Notes, the Senior Secured Notes or our other indebtedness;

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

•                  subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including the Senior Notes;

•                  require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including working capital, clinical trials, research and development, capital expenditures and other general corporate purposes;

•                  prevent us from raising funds necessary to repurchase the Convertible Notes in the event we are required to do so following a “fundamental change,” as specified in the indenture governing the Convertible Notes, to repurchase the Senior Notes in the event we are required to do so following a “major transaction” or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million, as specified in the Note Purchase Agreement or to settle conversions of the Convertible Notes in cash;

•                  result in dilution to our existing shareholders as a result of the conversion of the Convertible Notes into shares of common stock;

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From September 30, 2013 through June 30, 2015, our stock price has ranged from $6.95 to $28.16 per share. In addition, our stock price increased significantly since we disclosed in a press release on July 7, 2015 that we received and, our Board of Directors rejected, an unsolicited, highly conditional, non-binding proposal from Horizon Pharma plc (Horizon) to acquire all of the outstanding shares of the Company in an all-stock transaction valued at $29.25 per share. This announcement caused the price of our common stock to increase significantly, from $20.62 per share at the close of market on the last trading day before the announcement, to $28.62 per share at the close of market on the first trading day following the announcement. Horizon may, among other things, continue to pursue the proposal with our shareholders, may make an improved proposal, reduce its proposal or withdraw its proposal. On August 3, 2015, each of Horizon and the Company filed lawsuits against the other party in connection with Horizon’s proposal.The price of our common stock could be unusually volatile during this period, and if the market perceives that no transaction may occur, or that a transaction may occur at a price less than the current trading price, the price per share of our common stock could decrease, including back to preannouncement levels or even lower.

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

•                  developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters, including those recently filed in connection with Horizon’s proposal.

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

•                  sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three and six months ended June 30, 2015, we recognized a net loss of $21.7 million and $33.3 million, respectively and net income of $12.7 million and $30.7 million the three and six months ended June 30, 2014, respectively. We will incur operating losses in 2015 and may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

As of June 30, 2015, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, to repurchase the Convertible Notes upon a fundamental change or to repurchase the Senior Notes upon a major transaction put or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million.

Holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of certain events deemed to be a “fundamental change” at a repurchase price equal to 100% of the principal amount of the outstanding Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

Furthermore, holders of the Senior Notes will have the right to require us to repurchase all of their Senior Notes (i) if the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million, at a repurchase price equal to 100% of the principal amount of the outstanding Senior Notes to be repurchased, plus accrued and unpaid interest, if any, or (ii) upon the occurrence of certain events deemed to be a “major transaction” at a repurchase price equal to: (a) 100% of the principal amount of the outstanding Senior Notes to be repurchased, plus (b) accrued and unpaid interest, if any, plus (c) a prepayment premium, which may be substantial.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes or pay cash with respect to Convertible Notes being converted. In addition, our ability to repurchase or to pay cash upon conversion of the Convertible Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. An event of default under the indenture governing the Convertible Notes, including our failure to repurchase Convertible Notes when required by the indenture governing the Convertible Notes, would constitute a default under the Note Purchase Agreement. In addition, an event of default under the Note Purchase Agreement, including our failure to repurchase Senior Notes when the repurchase is required by the Note Purchase Agreement, would constitute a default under the indenture governing the Convertible Notes. Moreover, the occurrence of a fundamental change under the indenture governing the Convertible Notes or a major transaction under the Note Purchase Agreement could constitute an event of default under either the indenture governing the Convertible Notes or the Note Purchase Agreement, as applicable and any agreements that may govern any future indebtedness. Following an event of default, if the payment of our outstanding indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes could have a material effect on our reported financial results.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital within shareholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the accretion of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock.

In addition, if the Convertible Notes become convertible, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than a long-term liability, which would result in a material reduction of our net working capital. Finally, we use the if-converted method to compute diluted earnings per share with respect to our convertible debt, which could more dilutive than assuming the debt would be settled in cash as opposed to shares.

Any of these factors could cause a decrease in the market price of our common stock.

Certain provisions applicable to the Convertible Notes and the Senior Notes could delay or prevent an otherwise beneficial takeover or takeover attempt.

Certain provisions applicable to the Convertible Notes and the indenture governing the Convertible Notes, the Senior Notes and the Note Purchase Agreement, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indenture for the Convertible Notes or a major transaction under the Note Purchase Agreement, holders of the Convertible Notes or the Senior Notes, as applicable, will have the right to require us to repurchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change” under the indenture, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the Convertible Notes and the indenture, the Senior Notes and the Note Purchase Agreement, as well as provisions of our organizational documents and other agreements, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

Provisions in our restated articles of incorporation and bylaws, our shareholder rights plan and California law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

On July 12, 2015, our board of directors declared a dividend of one right (Right) for each outstanding share of our common stock to shareholders of record at the close of business on July 23, 2015.  The description and terms of the Rights are set forth in a Rights Agreement dated as of July 12, 2015 as it may from time to time be supplemented or amended (the Rights Agreement) between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent.  The Rights will have certain anti-takeover effects.  The Rights will cause substantial dilution to any person or group that attempts to acquire us without the approval of our board of directors.  As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire us even if such acquisition may be favorable to the interests of our shareholders.

On July 12, 2015, our board of directors adopted and approved an amendment and restatement to our Bylaws (the Amended Bylaws).  The Amended Bylaws, among other things, provide for the establishment of a measurement record date for purposes of ascertaining shareholders eligible to call for a special meeting of shareholders and establish certain other procedures relating to the calling of a special meeting of shareholders.  The Amended Bylaws also supplement the advanced notice requirements and procedures for the submission by shareholders of nominations for the board of directors and of other proposals to be presented at shareholder meetings, and provide that the exclusive forum for any shareholder to bring any: (i) derivative action, (ii) claim asserting a breach of fiduciary duty, (iii) action under the California Corporations Code or the our organizational documents or (iv) other action relating to our internal affairs, shall in each case be the Santa Clara County Superior Court within the State of California or, if no state court located within the State of California has jurisdiction, the federal district court for the Northern District of California.  The Amended Bylaws also make certain other ministerial changes.

We are also subject to the provisions of Section 1203 of the California General Corporation Law which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.

We are subject to a disruptive, hostile takeover proposal.

Horizon has announced an unsolicited, highly conditional, non-binding proposal to acquire all of our outstanding common stock. Responding to Horizon’s unsolicited proposal may distract management attention away from our business and may require us to incur significant costs. Moreover, the hostile and unsolicited nature of the proposal may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. In addition to potential disruptions to our business, the unsolicited proposal may impact the timing of, and our ability to consummate strategic transactions with third parties, such as product or company acquisitions, that we believe are complementary to our business.

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

Our operations and infrastructure, and those of our partners, third party suppliers and vendors are vulnerable to damage or interruption from cyber-attacks and security breaches, human error, natural disasters, fire, flood, power loss, telecommunications failures, equipment failures, intentional acts of theft, vandalism, terrorism and similar events. In particular, our corporate headquarters are located in the San Francisco Bay area, which has a history of seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

In 2013 and 2014, our wholesalers ended the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year.  As a result, in the first quarter of 2014 and 2015, product shipments were lower than prescription demand and net sales decreased as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year, could adversely affect our operating results and may cause our stock price to decline.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)              Exhibits

3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4	(4)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock of Depomed, Inc.
3.6	(5)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock of Depomed, Inc.
3.7	(4)	Bylaws, as amended
4.1	(4)	Rights Agreement as of July 12, 2015 between Depomed, Inc. and Continental Stock Transfer & Trust
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005
(4)	Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015
(5)	Incorporated by reference to the Company’s Form 8-K filed on July 29, 2015

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2015	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer