Form 10-Q
period 2015-09-30
DEPOMED INC
filed 2015-11-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 4, 2015 was 60,481,391.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30	December 31,
	2015	2014
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$107,500	$488,668
Marketable securities	64,984	70,773
Accounts receivable, net	68,360	27,008
Receivables from collaborative partners	889	1,070
Inventories	11,354	8,456
Income taxes receivable	19,628	4,030
Deferred tax assets, net	9,601	9,601
Prepaid and other current assets	20,461	8,014
Total current assets	302,777	617,620
Marketable securities, long-term	2,027	6,961
Property and equipment, net	15,417	7,055
Intangible assets, net	1,035,566	72,361
Other assets	6,805	7,068
	$1,362,592	$711,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,196	$1,278
Accrued rebates, returns and discounts	105,113	35,710
Accrued liabilities	51,802	15,698
Contingent consideration liability	2,741	—
Interest payable	16,515	2,683
Other current liabilities	854	2,130
Total current liabilities	180,221	57,499
Contingent consideration liability	12,122	14,252
Senior Notes	562,984	—
Convertible Notes	239,625	229,891
Deferred tax liabilities, net, non-current	15,340	32,589
Other long-term liabilities	10,645	12,387
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	258,208	239,961
Additional paid-in capital	80,820	76,809
Retained earnings	2,644	47,714
Accumulated other comprehensive loss, net of tax	(17)	(37)
Total shareholders’ equity	341,655	364,447
	$1,362,592	$711,065

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Product sales, net	$104,726	$30,584	$230,692	$80,335
Royalties	130	370	872	1,295
License and other revenue	—	760	—	18,280
Non-cash PDL royalty revenue	—	19,771	—	95,852
Total revenues	104,856	51,485	231,564	195,762

Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	20,914	3,523	46,891	11,900
Research and development expense	4,629	1,644	11,201	5,083
Selling, general and administrative expense	49,065	27,078	141,015	92,166
Amortization of intangible assets	27,013	2,540	56,284	7,621
Total costs and expenses	101,621	34,785	255,391	116,770

(Loss) income from operations	3,235	16,700	(23,827)	78,992

Other (expense) income:
Interest and other income	62	23	180	70
Interest and other expense	(22,634)	(1,910)	(50,733)	(3,153)
Non-cash interest expense on PDL liability	—	(4,364)	—	(14,646)
Total other expense	(22,572)	(6,251)	(50,553)	(17,729)

Net (loss) income before income taxes	(19,337)	10,449	(74,380)	61,263

Benefit from (provision for) income taxes	7,552	(3,995)	29,310	(24,124)
Net (loss) income	$(11,785)	$6,454	$(45,070)	$37,139

Basic net (loss) income per share	$(0.20)	$0.11	$(0.75)	$0.64
Diluted net (loss) income per share	$(0.20)	$0.11	$(0.75)	$0.61

Shares used in computing basic net (loss) income per share	60,320,369	58,567,603	59,960,507	58,076,865
Shares used in computing diluted net (loss) income per share	60,320,369	60,864,107	59,960,507	61,838,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(11,785)	$6,454	$(45,070)	$37,139
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period, net of taxes	15	(14)	20	(25)
Net unrealized gains (losses) on available-for-sale securities	15	(14)	20	(25)
Comprehensive (loss) income	$(11,770)	$6,440	$(45,050)	$37,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating Activities
Net (loss) income	$(45,070)	$37,139
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-cash PDL royalty revenue	—	(95,852)
Non-cash interest expense on PDL liability	—	14,646
Depreciation and amortization	57,930	9,063
Accretion of debt discount	11,456	825
Amortization of investments	391	262
Provision for inventory obsolescence	1,159	—
Loss on disposal of property and equipment	45	17
Stock-based compensation	9,697	6,497
Change in fair value of contingent consideration and unfavorable contract	(2,733)	1,784
Deferred income taxes (benefit) provision	(13,238)	31,173
Excess tax benefit from stock-based compensation	(4,011)	(2,152)
Changes in assets and liabilities:
Accounts receivable	(41,352)	(1,133)
Receivables from collaborative partners	181	—
Inventories	7,533	2,853
Prepaid and other assets	(2,208)	(972)
Income taxes receivable	(15,598)	(6,246)
Accounts payable and other accrued liabilities	104,575	5,432
Interest payable	13,836	—
Accrued compensation	3,246	(416)
Income taxes payable	—	(59,722)
Deferred revenue	—	(2,281)
Net cash provided by (used in) operating activities	85,839	(59,083)

Investing Activities
Purchases of property and equipment	(1,162)	(853)
Business acquisition (Note 13)	(1,050,000)	—
Purchases of marketable securities	(62,153)	(6,703)
Maturities of marketable securities	72,505	24,845
Net cash (used in) provided by investing activities	(1,040,810)	17,289

Financing Activities
Proceeds from the issuance of Senior Notes	562,063	345,000
Senior Notes issuance costs	(511)	(10,561)
Proceeds from issuance of common stock	8,240	7,227
Excess tax benefit from stock-based compensation	4,011	2,152
Net cash provided by financing activities	573,803	343,818

Net decrease in cash and cash equivalents	(381,168)	302,024
Cash and cash equivalents at beginning of period	488,668	244,674
Cash and cash equivalents at end of period	$107,500	$546,698

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Taxes, net of refunds	$77	$58,800
Interest	23,715	—
Convertible debt issuance costs included in accounts payable and other accrued liabilities	—	214

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company’s current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired the United States (U.S.) rights to in April 2015, (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that the Company acquired in July 2013.

The Company also has a portfolio of royalty and milestone producing license agreements based on its proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

On October 18, 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (the PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the U.S; (b) Merck & Co., Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to the Company’s license agreement with Boehringer Ingelheim; and (e) LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended-release metformin in Korea and Canada, respectively.

The Company has one product candidate, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and the Company announced a summary of the results of that trial in November 2012. The Company continues to evaluate clinical and regulatory strategies and commercial prospects for DM-1992.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire year ending December 31, 2015 or future operating periods.

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

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate present value of expected future net cash flows, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

•                  Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on NUCYNTA® ER and NUCYNTA®,  Gralise®, CAMBIA®, Zipsor® and Lazanda®. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of its commercialization agreement with Salix in August 2011. Under the terms of the Zipsor® asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor® product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA® asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA® product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA® ER and NUCYNTA® previously sold by Janssen Pharma or Lazanda® product previously sold by Archimedes Pharma US Inc. See Note 13 for further information on the acquisition of NUCYNTA® ER and NUCYNTA®, CAMBIA® Lazanda® and Zipsor®.

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

Recently Issued Accounting Standards

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose the amount of such adjustment that related to prior periods. ASU 2015-16 is effective prospectively for annual and interim periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-16 to materially affect our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure inventory, other than inventory accounted for under last-in, first-out method or retail inventory method, at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to materially affect our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2016. The adoption of this guidance will have not have a material impact on the presentation of debt liability and debt issuance costs in the Company’s Balance Sheet in future periods.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

All marketable securities have been designated as available for sale securities. Securities included in cash and cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2015	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$55,434	$—	$—	$55,434
Money market funds	4,411	—	—	4,411
Corporate Securities and Commerical paper	47,655	—	—	47,655
Total cash and cash equivalents	$107,500	$—	$—	$107,500

Available-for-sale securities:
Total maturing within 1 year and included in marketable securities:
Corporate debt securities	$48,823	$6	$(10)	$48,819
US Treasury Securities	16,159	6	—	16,165
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	2,025	2	—	2,027
Total available-for-sale securities	$67,007	$14	$(10)	$67,011

Total cash, cash equivalents and marketable securities	$174,507	$14	$(10)	$174,511

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$22,452	$—	$—	$22,452
Money market funds	179,923	—	—	179,923
Corporate debt securities	286,292	3	(2)	286,293
Total cash and cash equivalents	$488,667	$3	$(2)	$488,668

Available-for-sale securities:
Corporate debt securities	$70,777	$1	$(5)	$70,773
Government agency debt securities	—	—	—	—
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,974	—	(13)	6,961
Total available-for-sale securities	$77,751	$1	$(18)	$77,734

Total cash, cash equivalents and marketable securities	$566,418	$4	$(20)	$566,402

The decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2015 is primarily attributable to the payment of the purchase price for the NUCYNTA® acquisition on April 2, 2015 off-set by increases in cash and cash equivalents and marketable securities of approximately $107 million in the period after closing of the acquisition through September 30, 2015.

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

At September 30, 2015, the Company had 21 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$30,483	$(10)	$—	$—	$30,483	$(10)
Total available-for-sale	$30,483	$(10)	$—	$—	$30,483	$(10)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2015. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$4,411	$—	$—	$4,411
Commercial Paper	—	56,987	—	56,987
Corporate debt securities	41,513	—	—	41,513
US Treasury Securities	16,165	—	—	16,165
Total	$62,089	$56,987	$—	$119,076

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,448	$1,448
Contingent consideration- Lazanda	—	—	11,978	11,978
Contingent consideration- CAMBIA	—	—	1,437	1,437

	$—	$—	$14,863	$14,863

December 31, 2014	Level 1	Level 2	Level 3	Total

Money market funds	$179,923	$—	$—	$179,923
Commercial Paper	—	253,837	—	253,837
Corporate debt securities	110,190	—	—	110,190
Total	$290,113	$253,837	$—	$543,950

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,800	$1,800
Contingent consideration- Lazanda	—	—	11,209	11,209
Contingent consideration- CAMBIA	—	—	1,243	1,243
Unfavorable contract assumed	—	—	3,343	3,343
	$—	$—	$17,595	$17,595

The fair value measurement of the contingent consideration obligations arises from the Zipsor®, CAMBIA® and Lazanda® acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the nine months ended September 30, 2015. Changes in fair value included within interest expense in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and September 30, 2014 were $0.6 million, $1.7 million, $0.3 million, and $0.4 million respectively.

The liability for the unfavorable contract assumed represents an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA® acquisition. In September 2015, the Company provided notice of termination to the vendor because the third party failed to achieve these milestones within the stipulated timeline. As a result the fair value of the liability as of the date of the termination was reversed on the Condensed Consolidated Balance Sheet and reflected in the Condensed Consolidated Statement of Operations.

The table below provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

	Balance at December 31, 2014	Changes in fair value recorded in interest expense	Changes in fair value recorded in selling, general and administrative expense	Royalties Paid	Balance at September 30, 2015
Liabilities:
Contingent consideration obligations-Zipsor®	$1,800	$166	$(518)	—	1,448
Contingent consideration obligations-Lazanda®	11,209	1,107	364	(703)	11,977
Contingent consideration obligations-CAMBIA®	1,243	155	39	—	1,437
Unfavorable contract assumed	3,343	269	(3,612)	—
Total	$17,595	$1,697	$(3,727)	$(703)	14,862

The Company recorded a reduction of $0.7 million and $3.7 million in selling, general and administrative expense during the three and nine months ended September 30, 2015, respectively. The decrease in selling, general and administrative expense was primarily driven by a change in the fair value of the liability related to the unfavorable contract assumed as part of the CAMBIA® acquisition. The reduction of $0.7 million and $3.7 million in the fair value of the unfavorable contract assumed, in the three and nine months ended September 30, 2015, respectively, is a change in accounting estimate which reduced basic and diluted net loss per share by approximately ($0.01) and ($0.06) for the three and nine months ended September 30, 2015, respectively.

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $411.2 million and $375.2 million (par value $345.0 million) as of September 30, 2015 and December 31, 2014, respectively, and represents a Level 2 valuation.

NOTE 3.  NET INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible notes. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible notes. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2015	2014	2015	2014

Basic (loss) income per share
Net (loss) income	$(11,785)	$6,454	$(45,070)	$37,139
Denominator	60,320	58,568	59,961	58,077
Basic net (loss) income per share	$(0.20)	$0.11	$(0.75)	$0.64
Diluted net (loss) income per share
Numerator:
Net (loss) income	$(11,785)	$6,454	$(45,070)	$37,139
Add interest expense on convertible debt, net of tax	—	—	—	803
	$(11,785)	$6,454	$(45,070)	$37,942
Denominator:
Denominator for basic net (loss) income per share	60,320	58,568	59,961	58,077
Add effect of dilutive securities:
Stock options and equivalents		2,296		2,382
Convertible debt	—	—	—	1,379
Denominator for diluted net (loss) income per share	60,320	60,864	59,961	61,838
Diluted net (loss) income per share	$(0.20)	$0.11	$(0.75)	$0.61

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share because, to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Convertible debt	17,931	4,093	17,931	—
Stock options and equivalents	3,876	1,933	3,519	1,451
Total potentially dilutive shares	21,807	6,026	21,450	1,451

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

Since the inception of the contract, the Company has received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work the Company performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and a $5.0 million milestone payment following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which the Company received in April 2014. This $10.0 million milestone payment was recognized as revenue during the three months ended March 31, 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155, which triggered a $5.0 million milestone payment to the Company, which the Company received in June 2014. This $5.0 million milestone payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, the Company will receive a $10.0 million milestone payment. The Company receives high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved.

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

The Company recognized approximately $0.4 million and $1.1 million of revenue associated with this upfront license fee during the three and nine months ended September 30, 2014, respectively.

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

Until September 30, 2014, the Company was recognizing the $25.0 million license fee payment as revenue ratably until October 2021, which represented the estimated length of time of the Company’s obligations existed under the arrangement related to royalties that the Company was obligated to pay Valeant on net sales of the 500mg Glumetza in the U.S. and to use Valeant as the sole supplier of the 1000mg Glumetza. Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, the Company recognized the remaining unamortized deferred revenue of $11.3 million as of October 1, 2014. The Company recognized approximately $0.4 million and $1.2 million of license revenue related to the amortization of this upfront fee of $25.0 million during the three and nine months ended September 30, 2014, respectively.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of sales	$4	$—	$9	$13
Research and development expense	37	70	219	174
Selling, general and administrative expense	3,590	2,257	9,469	6,310
Total	$3,631	$2,327	$9,697	$6,497

At September 30, 2015, the Company had $22.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2015	2014

Raw materials	$2,326	$2,141
Work-in-process	1,119	1,348
Finished goods	7,909	4,967

Total	$11,354	$8,456

As of September 30, 2015, the unamortized portion of the step-up in fair value related to Nucynta® inventories acquired as part of the NUCYNTA Acquisition on April 2, 2015, was $0.1 million. The amount of the step-up in the fair value of NUCYNTA® inventories amortized to cost of sales during the three and nine months ended September 30, 2015 was $0.8 and $5.8 million respectively.

As of September 30, 2015 and December 31, 2014, the unamortized portion of the step-up in fair value related to Lazanda® inventories acquired as part of the Lazanda® Acquisition on July 29, 2013 was $0 and $0.2 million, respectively. The amount of the step-up in the fair value of Lazanda® inventories amortized to cost of sales during the three and nine months ended September 30, 2015 was $0 and $0.2 million, respectively.

NOTE 7.   ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014

Accrued compensation	$10,497	$7,248
Royalties payable	10,866	810
Other accrued liabilities	30,439	7,640
Total accrued liabilities	$51,802	$15,698

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

As a result of the debt accounting, even though the Company did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), the Company continued to record revenue related to these royalties and milestones until September 30, 2014. The Company recognized $33.3 million and $76.1 million of non-cash PDL royalty revenue for the three and nine months ended September 30, 2014, respectively. The Company incurred $4.9 million and $10.3 million of non-cash interest expense on PDL liability for the three and nine months ended September 30, 2014.

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

NOTE 9. DEBT

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA® acquisition. The Company incurred debt issuance costs of $0 and $0.5 million during the three and nine months ended September 30, 2015.

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

The Senior Notes and related indenture contain customary covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates.

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

The following is a summary of the carrying value of the Senior Notes as of September 30, 2015 (in thousands):

September 30,
2015

Principal amount of the Senior Notes	$575,000
Unamortized debt discount balance	(12,016)
$562,984

The debt discount and debt issuance costs will be amortized as interest expense through April 2022. The following is a summary of interest expense for the three and nine months ended September 30, 2015 (in thousands):

	September 30, 2015
	Three Months Ended	Nine Months Ended

Stated coupon interest	$15,796	$31,078
Amortization of debt discount and debt issuance costs	487	958
Total interest expense	$16,283	$32,036

Convertible Debt

On September 9, 2014, the Company issued $345 million aggregate principal amount of convertible notes due 2021 (the Convertible Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

The Convertible Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture dated September 9, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee), and mature on September 1, 2021, unless earlier converted, redeemed or repurchased. The Convertible Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

Prior to March 1, 2021, holders of the 2021 Convertible Notes can convert their securities, at their option: (i) during any calendar quarter commencing after December 31, 2014, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $25.01 (130% of the $19.24 conversion price) on each applicable trading day (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As more fully described in the Prospectus Supplement relating to the issuance of the Convertible Notes filed with the SEC on September 5, 2014, if the conversion obligation is satisfied solely in cash or through payment and delivery of a combination of cash and shares, the amount of cash and shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period.

As of September 30, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thereby allowing the Convertible Notes to be converted, at the holder’s option, during the quarter beginning October 1, 2015 and ending December 31, 2015. If the Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these Convertible Notes as long-term debt as of September 30, 2015.

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the recognition of $226 million as the liability component net of a $119 million debt discount with a corresponding increase to paid-in capital representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million are included in “Other assets” on the Condensed Consolidated Balance Sheets. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

The following is a summary of the liability component of the Convertible Notes as of September 30, 2015 (in thousands):

September 30,
2015

Principal amount of the Convertible Notes	$345,000
Unamortized discount of the liability component	(105,375)
$239,625

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three and nine months ended September 30, 2015 (in thousands):

	September 30, 2015
	Three Months Ended	Nine Months Ended

Stated coupon interest	$2,156	$6,469
Amortization of debt discount and debt issuance costs	3,564	10,498
Total interest expense	$5,720	$16,967

The balance of unamortized debt discount and debt issuance costs was $111.4 million of which $105.4 million is included in “Convertible Notes” and $6.0 million is included within “Other assets” as of September 30, 2015 on the accompanying Condensed Consolidated Balance Sheets.

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2015, employees exercised options to purchase 304,308 and 1,089,032 shares of the Company’s common stock, respectively, with net proceeds to the Company of approximately $1.9 million and $7.5 million, respectively. For the three and nine months ended September 30, 2014, employees exercised options to purchase 279,544 and 1,248,117 shares of the Company’s common stock, respectively, with net proceeds to the Company of approximately $1.7 million and $6.5 million, respectively.

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

For the three and nine months ended September 30, 2015 the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.  For the three and nine months ended September 30, 2014 the difference between the recorded provision for income taxes and the tax provision based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

As of September 30, 2015 and December 31, 2014, the Company had $5.7 million and $5.2 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which the Company operates until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.6 million of accrued interest and penalties associated with unrecognized tax benefits. The Company does not foresee any material changes to unrecognized tax benefits within the next 12 months.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

We have non-cancelable operating leases for our office and laboratory facilities and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at September 30, 2015 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2015 (remainder)	$1,090
2016	4,224
2017	3,498
2018	2,532
2019	1,575
Thereafter	4,866
Total	$17,785

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company occupied approximately 8,000 additional rentable square feet commencing in July 2015. The Lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, the Company will pay the landlord the unamortized portion of the tenant improvement allowance, specified additional allowances made by the landlord, waived base rent and leasing commissions, in each case amortized at 8% interest.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $11.2 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.7 million as of September 30, 2015 and $1.7 million as of December 31, 2014.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales representatives hired in the three months ended June 30, 2015 in connection with the Nucynta acquisition and re-launch. The Company expects to receive the additional vehicles in the second half of 2015. The Company will pay approximately $6.5 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended September 30, 2015 and 2014 was $0.5 million and $0.4, respectively, and $1.5 million and $0.6 for the nine months ended September 30, 2015 and 2014, respectively.

Rent expense relating to the office and laboratory lease agreement for the three months ended September 30, 2015 and 2014, was $0.2 million and $0.2 million, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Legal Matters

Depomed v. NUCYNTA® and NUCYNTA® ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of U.S. Reissue Patent No. 39,593 (the ‘593 Patent), U.S. Patent No. 7,994,364 (the ‘364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the ‘060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the ‘130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA® ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA® related to the ‘364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘364 and ‘593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the ‘364 Patent against Sandoz and the ‘364 and ‘593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to market a generic version of NUCYNTA® products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ‘364, ‘593, and ‘130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA® oral solution product and the ‘364 and ‘593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the ‘364 and ‘593 Patents against Watson.

In each of the foregoing actions, the ANDA filers counterclaimed for declaratory relief of noninfringement and patent invalidity.  All of the foregoing actions have been consolidated for pretrial purposes in the D.N.J. before the Honorable Claire C. Checci.  At the time that the actions were commenced, Janssen Pharma was the exclusive U.S. licensee of the patents referred to above.  On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company has since been added as a plaintiff to the pending cases and is actively litigating them.  No trial date has been set.

In September 2015, Depomed filed an additional complaint in the D.N.J. asserting the ‘130 Patent against Actavis. The ‘130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA® ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, Depomed claims that Actavis will infringe or induce infringement of the ‘130 Patent if its proposed generic products are approved.

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

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

The Company has sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. The Company sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (“CAFC”) in Purdue’s appeal of the U.S. Patent Trial and Appeal Board’s (PTAB) Final Written Decision described below. The Endo lawsuit was stayed pending the issuance of final decisions of the Endo inter partes reviews described below. Final decisions of the Endo inter parties reviews have issued, and the Company has requested the U.S. District Court for the District of New Jersey to lift the stay. That Court has not ruled on the Company’s request.

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

In the IPRs initiated by Purdue, on July 10, 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue.  On October 14, 2014, Depomed submitted written responses to the Petitions, and on December 22, 2014, Purdue submitted replies.   A PTAB hearing was held on March 19, 2015. On July 8, 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue.  On August 3, 2015, Purdue filed notices of appeal to the CAFC, and filed its principal appeal brief on October 5, 2015.  Depomed’s principal appeal brief is due on December 7, 2015.  A date for oral argument before the CAFC has not yet been scheduled.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the ‘475 Patent, as to the other ten claims of the ‘280 Patent and as to the other eight claims of the ‘340 patent asserted against Endo. The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds. Oral arguments were heard on June 15, 2015. On September 16, 2015, the PTAB issued a final decision finding unpatentable eight of the nine challenged claims of the ‘340 Patent. That decision has no impact on the expected market exclusivity of any of Depomed’s products or receivable royalties, and the Company will be appealing that decision to the United States Court of Appeals for the Federal Circuit. On September 21, 2015, the PTAB issued final decisions confirming the patentability of all claims at issue of the ‘475 and ‘280 Patents.

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

On April 2, 2014, the Company filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. The Court heard arguments for patent claim construction on March 3, 2015, and issued an order on March 26, 2015, in favor of the Company’s construction for all disputed terms. In May of 2015, the parties entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission.  By the terms of this agreement, Watson Laboratories Inc. may begin selling the generic version of Zipsor® on March 24, 2022, or earlier under certain circumstances.  The Parties entered into a Consent Injunction and Dismissal Order, which was executed on August 25, 2015.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

On July 7, 2015, the Company received an unsolicited, highly conditional proposal from Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) to acquire all of the outstanding shares of the Company in an all-stock transaction (the Proposal).  On July 12, 2015, the Board of Directors of the Company (the Board) adopted certain bylaw amendments, as well as a shareholder Rights Agreement (the Rights Agreement).  On August 3, 2015, Horizon filed suit in the Superior Court for the State of California against the Company and the members of the Board, alleging that the bylaw amendments and the Rights Agreement violate the California Corporations Code and are thus unenforceable, and that the Board’s actions in adopting these constituted a breach of fiduciary duty.  Horizon has moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement, which will be heard on November 19, 2015.

Also on August 3, 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law based on Horizon’s possession and misuse of confidential information it obtained from Janssen Pharmaceuticals, Inc. (Janssen) under a confidentiality agreement (the Confidentiality Agreement) that Horizon entered into in connection with its failed attempt to acquire the U.S. rights to the drug NUCYNTA®, which the Company acquired from Janssen on April 2, 2015.  On September 15, 2015, the Company filed an amended complaint.   The Company has moved for a preliminary injunction to prevent Horizon from continuing with its unsolicited acquisition takeover attempt with the benefit and misuse of confidential information relating to NUCYNTA®.  The Company’s preliminary injunction motion will also be heard on November 19, 2015.

City of Chicago v. Purdue Pharma L.P. et al.

On August 26, 2015, the City of Chicago (City) named the Company as a defendant in a Second Amended Complaint (SAC) filed in City of Chicago v. Purdue Pharma L.P. et al., a federal case filed in the United States District Court, Northern District of Illinois (following removal from Cook County Circuit Court) in June 2014 against a number of pharmaceutical companies marketing and selling opioid pain medications and that was dismissed in May 2015 with leave to amend by the Court. The original complaint in the action named as a defendant Janssen Pharma and its related companies.   Janssen, at the time the original complaint was filed, marketed and sold NUCYNTA® and NUCYNTA® ER, the U.S. rights to which were sold to the Company in a transaction that closed in April 2015.  The SAC references the transaction between Company and Janssen and alleges that the Company has been listed in the SAC as a defendant in order to ensure the City can obtain complete relief.  The essential factual allegations of the SAC concern purported misleading and otherwise improper promotion of opioid drugs to physician prescribers and consumers that occurred prior to the Company’s acquisition of the U.S. rights to NUCYNTA® and NUCYNTA® ER.  The Court has set November 20, 2015 as the date for filing motions to dismiss the SAC.  Discovery is currently stayed, and no trial date has been set.

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

NOTE 13. BUSINESS COMBINATIONS

The NUCYNTA® Acquisition

On January 15, 2015, the Company, entered into an asset purchase agreement pursuant to which the Company acquired from Janssen and its affiliates the U.S. rights to the NUCYNTA® franchise of pharmaceutical products (the NUCYNTA® U.S. Product Rights) as well as certain related assets for $1.05 billion in cash (the Purchase Price).

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

Upon the consummation of the transaction on April 2, 2015, the Company acquired (i) rights to commercialize the Products in the United States, and (ii) certain other assets relating to the Products, including finished goods product inventory and certain manufacturing equipment.  In addition, Janssen Pharma assigned to the Company all of its rights and obligations under the License Agreement (U.S.) (the License Agreement) by and among Janssen Pharma, Janssen Research & Development, LLC and Grünenthal GmbH (Grünenthal) pursuant to which Janssen has a royalty-bearing license to certain Grünenthal patents and other intellectual property rights covering the commercialization of the Products in the United States.

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

Pursuant to ASC Topic 805, Business Combinations, the Transaction was determined to be a business combination and was accounted for using the acquisition method of accounting. The following table presents a summary of the preliminary purchase price consideration for the Transaction:

(Amounts in thousands)
Cash Paid	$1,050,000
Rebates payable by Seller	(10,466)
Total Purchase Consideration	$1,039,534

The rebates payable by Janssen Pharma represent a reduction to the total purchase consideration. The fair value of the rebates payable by Janssen Pharma was determined based on estimates that take into consideration the terms of agreements with customers, historical rebates taken, and the estimated amount of time it takes the product to flow through the distribution channel. The Company expects that the actual amount of rebates paid by Janssen Pharma will not be determinable until late 2015. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on the fair value of the rebates recognized in this determination of the fair values of assets acquired.

Under the acquisition method of accounting, we have recognized net tangible and intangible assets acquired based upon their respective estimated fair values as of the acquisition date. The table below shows the preliminary fair values assigned to the assets acquired:

(Amounts in thousands)
NUCYNTA U.S. Product Rights	$1,019,489
Inventories	11,590
Manufacturing Equipment	8,455
$1,039,534

The Company incurred non-recurring transaction costs of $9.7 million and $12.1 million for the three and nine months ended September 30, 2015 with respect to the NUCYNTA® Acquisition which have been recorded in “Selling, general and administrative expense” within the Company’s Condensed Consolidated Statement of Operations.

NUCYNTA® U.S. Product Rights

The valuation of the NUCYNTA® U.S. Product Rights was based on management’s estimates, information and reasonable and supportable assumptions. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the NUCYNTA® U.S. Product Rights included revenue projections based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates, general and administrative expenses, sales and marketing expenses, research and development expenses for clinical and regulatory support and developing an appropriate discount rate. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The NUCYNTA® U.S. Product Rights intangible asset is amortized using the straight-line method over an estimated useful life of approximately ten years. The estimated useful life was determined based on the period of time over which the NUCYNTA® U.S. Product Rights are expected to contribute to the Company’s future cash flows.

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and nine months ended September 30, 2015 and 2014, assuming that the NUCYNTA® Acquisition had closed on January 1, 2014. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of acquired NUCYNTA® intellectual property and interest expense, debt discount and deferred financing costs associated with the Senior Notes issued in connection with the acquisition. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands	2015	2014	2015	2014

Pro forma revenues	$104,856	$92,793	$276,522	$322,336
Proforma net loss	$(11,785)	$(36,526)	$(45,877)	$(58,609)
Pro forma net income per share- basic	$(0.20)	$(0.62)	$(0.77)	$(1.01)
Pro forma net income per share- diluted	$(0.20)	$(0.62)	$(0.77)	$(1.01)

NUCYNTA® net revenues recognized for the three months ended September 30, 2015 were $64.9 million and for the period since acquisition were $121.6 million. It is impracticable to disclose the earnings from NUCYNTA® over that period as the Company does not allocate corporate overhead expenses to its products.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA®. The fair values of the contingent consideration as of September 30, 2015 and December 31, 2014 were $1.4 million and $1.2 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda®. The fair values of the contingent consideration as of September 30, 2015 and December 31, 2014 were $12.0 million and $11.2 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. Zipsor® product rights of $27.2 million were recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. On June 3, 2015, the Company entered into a settlement agreement in its ongoing patent litigation related to an Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of Zipsor® (diclofenac liquid filled capsules) 25mg tablets. The settlement permits defendant Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. The settlement concluded all ongoing ANDA litigation related to Zipsor. In light of this settlement agreement, the Company reviewed the useful life of the Zipsor product rights and, as of June 3, 2015, extended that from the previous estimate of July 2019 to March 2022.  Consequently, the quarterly amortization charge was reduced from $1.0 million to $0.6 million, beginning with the three months ended September 30, 2015.

The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet, as of the acquisition date. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor®. The fair values of the contingent consideration as of September 30, 2015 and December 31, 2014 were $1.4 million and $1.8 million, respectively.

NOTE 14. INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2015				December 31, 2014
Amounts in thousands	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

NUCYNTA product rights	9.8	1,019,489	(49,179)	970,310	—	—	—
CAMBIA product rights	8.3	51,360	(9,199)	42,161	51,360	(5,347)	46,013
Lazanda product rights	6.8	10,480	(2,523)	7,957	10,480	(1,650)	8,830
Zipsor product rights	6.6	27,250	(12,112)	15,138	27,250	(9,732)	17,518

		1,108,579	(73,013)	1,035,566	89,090	(16,729)	72,361

Based on finite-lived intangible assets recorded as of September 30, 2015, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2015 (remainder)	$27,025
2016	108,100
2017	108,100
2018	108,100
2019	108,100
Thereafter	576,141
Total	$1,035,566

NOTE 15. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including statements related to the unsolicited, non-binding and highly conditional proposal from Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) to acquire all of our outstanding shares in a stock-for-stock transaction, are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

ABOUT DEPOMED

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise our current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate, and NUCYNTA® (tapentadol), a product for management of moderate to severe acute pain in adults, each of which we acquired the U.S rights to in April 2015 (collectively, the NUCYNTA® Acquisition), (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability. In conjunction with the acquisition of Nucynta on April 2, 2015, we increased the size of our sales force from approximately 188 full-time sales representatives to approximately 300 full-time sales representatives.

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

As of September 30, 2015, we have one product candidate, DM-1992 for Parkinson’s disease. DM-1992 completed a Phase 2 trial for Parkinson’s disease, and we announced a summary of the results of that trial in November 2012. We continue to evaluate partnering opportunities for DM-1992 and monitor competitive developments.

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products

Product	Indication	Status

NUCYNTA® ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA®	Moderate to severe acute pain in adults	Currently sold in the U.S. Acquired in April 2015

Gralise®	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor®	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Partner Commercialized Products and Product Candidates

Product / Product Candidate	Indication	Partner	Status

XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen)	Management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate	Mallinckrodt	Currently sold in U.S. and launched in March 2014

MNK-155	Pain	Mallinckrodt	NDA accepted for filing by the FDA in May 2014; complete response letter received in April 2015 Foreign regulatory filings in process

NUCYNTA® ER	Pain severe enough to require, daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Janssen Pharma	License covers sales of NUCYNTA® ER in Canada and Japan

IW-3718 Refractory gastroesophageal reflux disease (GERD) program using Acuform®	Refractory GERD	Ironwood	In clinical development

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

In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to us, which we recognized in the first quarter of 2014 and received in April 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155. The acceptance for filing of the NDA triggered a $5.0 million milestone payment to us which we recognized in the second quarter of 2014 and received in June 2014. If MNK-155 is approved by the FDA we will receive a $10 million milestone payment. We receive high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and we will receive the same high single digit royalty on net sales of MNK-155 if it is approved.

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

Effective October 1, 2014, the Company, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, we recognized the remaining unamortized deferred revenue of $11.3 million as of October 1, 2014. We recognized approximately $0.4 million and $0.8 million of license revenue related to the amortization of this upfront fee of $25.0 million during the three and nine months ended September 30, 2014, respectively.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 and 2014.

Revenue

Total revenues by products and licensees are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Product sales, net:
Nucynta products	$64,936	$—	$121,597	$—
Gralise	21,116	16,331	59,317	42,301
Cambia	7,058	5,833	19,268	15,415
Zipsor	6,176	6,147	18,035	18,312
Lazanda	5,440	2,273	12,475	4,307
Total product sales, net	104,726	30,584	230,692	80,335

Royalties	130	370	872	1,295

Non-cash PDL royalty revenue	—	19,771	—	95,852

License and Other revenue:
Glumetza	—	760	—	2,280
Mallinckrodt	—	—	—	15,000
Other	—	—	—	1,000
Total license and other revenue:	—	760	—	18,280

Total revenues	$104,856	$51,485	$231,564	$195,762

Product Sales

NUCYNTA®. We closed the acquisition of the NUCYNTA® franchise on April 2, 2015 and began shipments on April 6.  From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA® for Janssen, and we re-launched NUCYNTA® with our increased sales force in mid-June 2015. In conjunction with the acquisition, Janssen is responsible for certain rebates in an amount estimated to be $10.5 million, which was treated as a reduction in the purchase consideration for NUCYNTA®. Accordingly, the NUCYNTA® product net sales of $121.6 million for the nine months ended September 30, 2015 reflect the deduction of these rebates during the second quarter. We were responsible for such product rebates in the third quarter and are responsible for such product rebates for all future periods. The increase in NUCYNTA® sales in the three months ended September 30, 2015 relative to the second quarter of 2015 is a result of higher prescription demand. We expect NUCYNTA® product sales and prescriptions to increase from current levels for the remainder of 2015.

Gralise®. In October 2011, we announced the commercial availability of Gralise® and began distributing Gralise® to wholesalers and retail pharmacies. The increase in Gralise® product sales in the first nine months of 2015 relative to the comparable period in 2014 is a result of higher prescription demand and price increases. We expect Gralise® product sales and prescriptions to increase from current levels for the remainder of 2015.

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

Zipsor®. We began shipping and recognizing product sales on Zipsor® at the end of June 2012. We began commercial promotion of Zipsor® in July 2012. The decrease in Zipsor® product sales in the first nine months of 2015 relative to the comparable period in 2014 is primarily the result of lower prescription demand off-set somewhat by price increases. We expect Zipsor® product sales to approximate current levels for the remainder of 2015.

Lazanda®. We began shipping and recognizing product sales on Lazanda® in August 2013. We began commercial promotion of Lazanda® in October 2013. The increase in Lazanda® product sales in the first nine months of 2015 relative to the comparable period in 2014 is primarily a result of higher prescription demand, and to a lesser extent, price increases. We expect Lazanda® product sales and prescriptions to increase from current levels for the remainder of 2015.

Royalties

Other Royalties.  Other royalties for the three and nine months ended September 30, 2015 and 2014 primarily includes royalties from Janssen Pharma on net sales of NUCYNTA® ER and royalties from Mallinckrodt on net sales of XARTEMISTM XR, which was launched in March 2014. We will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

Non-Cash PDL Royalty Revenue

In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), we continued to record revenue related to these royalties and milestones until September 30, 2014. We recognized $19.8 million and $95.9 million of non-cash PDL royalty revenue during the three and nine months ended September 30, 2014.

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

License and Other Revenue

Glumetza. Glumetza license revenue for the three and nine months ended September 30, 2014 consisted of license revenue recognized from the $25.0 million upfront license fee received from Valeant in July 2005 and the $12.0 million upfront fee received from Salix in July 2008.

We were recognizing the $25.0 million upfront license fee payment from Valeant as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the arrangement related to royalties were obligated to pay Valeant on net sales of Glumetza in the U.S. and for our obligation to use Valeant as our sole supplier of the 1000mg Glumetza.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of sales	$20,914	$3,523	$46,891	$11,900
Dollar change from prior year	17,391		34,991
Percentage change from prior year	493.6%		294.0%

The increase in cost of sales for the three and nine months ended September 30, 2015, as compared to the same period in 2014 was primarily due to the NUCYNTA® Acquisition. We began selling NUCYNTA® in April 2015. The fair value of inventories acquired included a step-up in the value of NUCYNTA® inventories of $5.9 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of NUCYNTA® was $0.8 million and $5.8 million for the three and nine months ended September 30, 2015, respectively.  In addition, cost of sales for NUCYNTA® includes a royalty on net sales payable to Grünenthal GmbH (Grünenthal) We have assumed the license agreement with Grünenthal GmbH (Grünenthal) regarding NUCYNTA® and NUCYNTA® ER and will owe royalties to Grünenthal which will be accounted for as a portion of cost of sales for these products.

We began selling CAMBIA® in December 2013. The fair value of inventories acquired included a step-up in the value of CAMBIA® inventories of $3.7 million which was amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of CAMBIA® was $0.5 million and $3.6 million for the three and nine months ended September 30, 2014, respectively. We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which was being amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda was $0 and $0.2 million for the three and nine months ended September 30, 2015, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.

We expect cost of sales to increase for the remainder of 2015, as we expect product sales to increase from current levels.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. The scope and magnitude of future research and development expenses cannot be predicted at this time for our product candidate in development, as it is not possible to determine the nature, timing and extent of clinical trials and studies, the FDA’s requirements for a particular drug and the requirements and level of participation, if any, by potential partners. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for the three and nine months ended September 30, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development expense	$4,629	$1,644	$11,201	$5,083
Dollar change from prior year	2,900		6,033
Percentage change from prior year	181.6%		120.4%

Research and development expense for the three months ended September 30, 2015 increased substantially over third quarter 2014 primarily as a result of our assumption of responsibility for certain pediatric studies relating to NUCYNTA®.

In addition, we also commenced pediatric studies relating to CAMBIA® and Zipsor® during 2015. We expect research and development expense for the remainder of the year to increase from third quarter 2015 levels.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense for the three and nine months ended September 30, 2015, as compared to the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Selling, general and administrative expense	$49,065	$27,078	$141,015	$92,166
Dollar change from prior year	22,072		48,934
Percentage change from prior year	81.2%		53.0%

The increase in selling, general and administrative expense for the three and nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to expenses incurred with respect to the NUCYNTA® Acquisition. These expenses included non-recurring transaction costs of $0.2 million and $12.3 million for the three and nine months ended September 30, 2015. In addition, we incurred costs relating to maintenance of a contractual sales force during the period prior to our re-launch in June, the hiring of additional field sales persons, additional personnel to support the increased sales force, and marketing expenditures associated with our re-launch of NUCYNTA® ER and NUCYNTA®.   We also incurred higher expenses in the 2015 periods due to the increased Lazanda® sales force as well as expenses associated with the Company’s evaluation and consideration of the unsolicited, non-binding and highly conditional proposals from Horizon to acquire all of the outstanding shares of the Company. These Horizon related expenses principally consisted of legal and investment banking fees, and public relations and were $3.4 million and $3.6 million for the three and nine months ended September 30, 2015. The increased selling, general and administrative expense for the three and nine months ended September 30, 2015  was off-set by a reduction of $0.6 million and $3.6 million respectively, resulting from the change in the fair value of the liability related to unfavorable contract assumed as part of the CAMBIA® acquisition.

We expect selling, general and administrative expense for the remainder of 2015 to decrease from the levels incurred in the three months ended September 30, 2015.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Amortization of intangible assets- Zipsor	$584	$964	$2,380	$2,894
Amortization of intangible assets- Lazanda	291	291	873	875
Amortization of intangible assets- CAMBIA	1,284	1,285	3,852	3,852
Amortization of intangible assets- NUCYNTA	24,854	—	49,179	—
	$27,013	$2,540	$56,284	$7,621

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

Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Interest and other income	$62	$23	$180	$70
Interest and other expense	(22,634)	(1,910)	(50,733)	(3,153)
Non-cash interest expense on PDL liability	—	(4,364)	—	(14,646)
Net interest income (expense)	$(22,572)	$(6,251)	$(50,553)	$(17,729)

The increase in net interest expense for the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, is primarily related to interest expense relating to the Company’s issuance of $575.0 million aggregate principal amount of senior secured notes issued in April, 2015 (the Senior Notes) and the 2.5% Convertible Senior Notes Due 2021 that were issued on September 9, 2014 (the Convertible Notes). The interest expense is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014

Interest payable on the Notes	$15,797	$—	$31,078	$—
Interest payable on the Convertible debt	2,156	527	6,469	527
Amortization of debt discounts and debt issuance costs relating to the Notes and Convertible debt	4,054	825	11,459	825
Changes in fair value of contingent consideration	607	558	1,697	1,784
Other expense	20	—	30	17
Total interest and other expense	$22,634	$1,910	$50,733	$3,153

The Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of the Senior Notes for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma.

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

Non-cash interest expense on PDL liability

The decrease in non-cash interest expense on PDL liability for the three and nine months ended September 30, 2015, as compared to the corresponding period in 2014, is attributable to the royalty sale transaction that we completed in October 2013. Until September 30, 2014, we accounted for the royalty sale transaction as debt and accounted for the non-cash interest expense on PDL liability. Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. As a result, we have not recorded any non-cash interest expense on PDL liability after September 30, 2014.

Income Tax (Benefit) Provision

At the end of 2014, we adjusted our partial valuation allowance that has an impact on the comparison of the three and nine months ended September 30, 2015 benefit from income taxes when compared to the provision for income taxes for the corresponding period of 2014. For the three and nine months ended September 30, 2015, we recorded a benefit from income taxes of $7.6 million and $29.3 million, respectively, compared to a provision for income taxes of $4.0 million and $24.1 million for the three and nine months ended September 30, 2014. The benefit from income taxes in the three and nine months ended September 30, 2015 as compared to the provision from income taxes for the same period in 2014 is primarily attributable to a decrease in income before taxes. We paid approximately $0.03 and $0.08 million in income taxes for the three and nine months ended September 30, 2015 compared to $0 million and $58.8 million for the three and nine months ended September 30, 2014. The Company recorded a tax receivable of $5.5 and $16.0 million for the three and nine months ended September 30, 2015 based on a net operating loss carryback claim expected to be filed with the IRS with respect to the year ending December 31, 2015.

Non-GAAP Financial Measures

To supplement the financial results presented in accordance with U.S. GAAP, Depomed includes information about non-GAAP adjusted earnings, non-GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, non-GAAP financial measures, as useful operating metrics for the three and nine month periods ended September 30, 2015 and 2014 and its full year 2015 financial outlook. The Company believes that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provides supplementary information to investors. The Company uses these non-GAAP financial measures in connection with its own planning and forecasting purposes and for measuring the Company's performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted earnings and non-GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net (loss) income and GAAP (loss) earnings per share adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) non-cash interest expense on the liability related to the sale of future royalties and milestones to PDL, (3) amortization and non-cash adjustments related to product acquisitions, (4) stock-based compensation expense, (5) non-cash interest expense related to debt, (6) costs associated with the Company’s defense against the Horizon Pharma hostile takeover bid and to adjust (7) the income tax provision to reflect the estimated amounts payable or receivable in cash. Non-GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net (loss) income adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) interest income (3) interest expense, (4) amortization related to product acquisitions, (5) stock-based compensation expense, (6) depreciation, (7) taxes and (8) costs associated with the Company’s defense against the Horizon Pharma hostile takeover bid and (9) transaction costs associated with product acquisitions. Non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

The following table reconciles the Company's GAAP net (loss) income to non-GAAP adjusted earnings for the three and nine months ended September 30, 2015 and 2014:

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

GAAP net income (loss)	$(11,785)	$6,454	$(45,070)	$37,139
Non-cash PDL royalties, net of related costs	—	(19,548)	—	(94,758)
Non-cash interest expense on PDL liability	—	4,364	—	14,646
Non-cash interest expense on debt	4,051	825	11,456	825
Intangible amortization related to product acquisitions	27,013	2,540	56,284	7,621
Inventory step-up related to product acquisitions	786	604	5,988	3,785
Product sales benefit related to product acquistions	—	—	10,466	—
Contingent consideration related to product acquistions	(134)	557	(2,029)	1,784
Stock based compensation	3,631	2,327	9,697	6,497
Non-cash income tax adjustment	(2,076)	3,995	(13,292)	24,124
Horizon defense costs	3,405	—	3,620	—
Non-GAAP adjusted earnings	$24,891	$2,118	$37,120	$1,663
Non-GAAP adjusted earnings per share (1)	$0.33	$0.03	$0.54	$0.03
Shares used in calculation (1)	81,830	60,864	81,110	61,838

(1) The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.  There was no add-back of interest expense or additional dilutive shares related to the convertible debt for the three and nine months ended September 30, 2014, as the effect is anti-dilutive.

The following table reconciles the Company's GAAP net (loss) income to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

GAAP net income (loss)	$(11,785)	$6,454	$(45,070)	$37,139
Non-cash PDL royalties, net of related costs	—	(19,548)	—	(94,758)
Intangible amortization related to product acquisitions	27,013	2,540	56,284	7,621
Inventory step-up related to product acquisitions	786	604	5,988	3,785
Product sales benefit related to product acquistions	—	—	10,466	—
Contingent consideration related to product acquistions	(134)	557	(2,029)	1,784
Stock based compensation	3,631	2,327	9,697	6,497
Interest income (other)	(62)	(23)	(180)	(70)
Interest expense	22,027	5,716	49,036	16,014
Depreciation	682	443	1,730	1,443
Provision (benefit) from income taxes	(7,552)	3,995	(29,310)	24,124
Horizon defense costs	3,405	—	3,620	—
Transaction costs	150	—	12,267	—
Non-GAAP adjusted EBITDA	$38,161	$3,065	$72,499	$3,579

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(In thousands)	2015	2014

Cash, cash equivalents and marketable securities	$174,511	$566,402

The decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2015 is primarily attributable to the NUCYNTA®   acquisition. We placed $500.0 million into escrow during the three months ended March 31, 2015 which was applied to the purchase price at closing on April 2, 2015. The balance of the purchase price was financed from the proceeds from the sale of the Senior Notes. The decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2015 was primarily off-set by increases in cash and cash equivalents and marketable securities of approximately $107 million in the period after closing of the NUCYNTA® acquisition through September 30, 2015. This increase was principally as a result of increased receipts resulting from net sales of NUCYNTA® and our other products. In October 2015, we paid quarterly interest on the Senior Notes in the amount of approximately $15.8 million.

As of September 30, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2021 Convertible Notes to be converted at the holder’s option during the quarter beginning October 1, 2015 and ending December 31, 2015. Given the current market value of the 2021 Convertible Notes exceeds the value holders would receive upon conversion if our common stock remains at the current levels, we believe that holders may not have a significant economic incentive to convert at this time.  However, we cannot be certain as to the conversion decisions made by the holders during the conversion period. If the Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock.

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

•                  changes in the focus and direction of our business strategy and/or research and development programs; and

•                  results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2015	2014

Cash provided by (used in) operating activities	$85,839	$(59,083)
Cash (used in) provided by investing activities	(1,040,810)	17,289
Cash provided by financing activities	573,803	343,818

Cash Flows from Operating Activities

Cash provided by (used in) operating activities during the nine months ended September 30, 2015 and 2014 were approximately $86.0 million and $59.0 million, respectively. Cash provided by operating activities during the nine months ended September 30, 2015 was due to net loss adjusted for non-cash items of $60.6 million and movements in working capital of $70.1 million.

Cash Flows from Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 was approximately, $1.0 billion compared to cash provided by investing activities of $17.3 million in the corresponding period in the prior year. Cash used in investing activities during the nine months ended September 30, 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA® Acquisition on April 2, 2015 off-set by a net cash inflow from the maturities of marketable securities. Cash used in investing activities during the nine months ended September 30, 2014 was primarily driven by higher maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 and 2014 was approximately $573.8 million and $343.8 million, respectively, and consisted primarily of proceeds from issuance of 2021 notes, proceeds from employee option exercises and excess tax benefits from stock-based compensation.

Contractual Obligations

As of September 30, 2015, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Senior Notes - principal	$—	$57,500	$230,000	$287,500	$575,000
Senior Notes - interest	62,843	123,780	94,144	37,946	318,713
Convertible Debt - principal	—	—	—	345,000	345,000
Convertible Debt - interest	8,625	17,250	17,250	8,625	51,750
Operating leases(1)	4,380	6,472	3,280	3,653	17,785
Purchase commitments	16,466	—	—	—	16,466
	$92,314	$205,002	$344,674	$682,724	$1,324,714

(1)         Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At September 30, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $16.4 million under our manufacturing agreements related to NUCYNTA®, Gralise®, Zipsor®, Lazanda® and CAMBIA®. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $1.4 million per year.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Depomed v. NUCYNTA® and NUCYNTA® ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of U.S. Reissue Patent No. 39,593 (the ‘593 Patent), U.S. Patent No. 7,994,364 (the ‘364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the ‘060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the ‘130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA® ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA® related to the ‘364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘364 and ‘593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the ‘364 Patent against Sandoz and the ‘364 and ‘593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to market a generic version of NUCYNTA® products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ‘364, ‘593, and ‘130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA® oral solution product and the ‘364 and ‘593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the ‘364 and ‘593 Patents against Watson.

In each of the foregoing actions, the ANDA filers counterclaimed for declaratory relief of noninfringement and patent invalidity.  All of the foregoing actions have been consolidated for pretrial purposes in the D.N.J. before the Honorable Claire C. Checci.  At the time that the actions were commenced, Janssen Pharma was the exclusive U.S. licensee of the patents referred to above.  On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company has since been added as a plaintiff to the pending cases and is actively litigating them.  No trial date has been set.

In September 2015, Depomed filed an additional complaint in the D.N.J. asserting the ‘130 Patent against Actavis. The ‘130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA® ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, Depomed claims that Actavis will infringe or induce infringement of the ‘130 Patent if its proposed generic products are approved.

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

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals — Patent Infringement Litigation and Related Inter Partes Review Proceedings

The Company has sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo’s commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016. The Company sued Endo in April 2013 for infringement of the ‘475 Patent, the ‘280 Patent and U.S. Patent No. 6,723,340 (the ‘340 Patent), which expires in October 2021. On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the U.S. Patent Trial and Appeal Board’s (PTAB) Final Written Decision described below . The Endo lawsuit was stayed pending the issuance of final decisions of the Endo inter parties reviews described below. Final decisions of the Endo inter parties reviews have been issued, and the Company has requested the U.S. District Court for the District of New Jersey to lift the stay. That Court has not ruled on the Company’s request.

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

In the IPRs initiated by Purdue, on July 10, 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other 10 claims of the ‘280 Patent asserted against Purdue. On October 14, 2014, Depomed submitted written responses to the Petitions, and on December 22, 2014, Purdue submitted replies. A PTAB hearing was held on March 19, 2015. On July 8, 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue.  On August 3, 2015, Purdue filed notices of appeal to the CAFC, and filed its principal appeal brief on October 5, 2015.  Depomed’s principal appeal brief is due on December 7, 2015.  A date for oral argument before the CAFC has not yet been scheduled.

Endo filed two IPR petitions for each of the ‘475 Patent, the ‘280 Patent and the ‘340 Patent. The PTAB declined to institute an IPR as to three of Endo’s petitions. The PTAB also declined to institute an IPR as to five claims of the ‘475 Patent, three claims of the ‘280 Patent and one claim of the ‘340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the ‘475 Patent, as to the other ten claims of the ‘280 Patent and as to the other eight claims of the ‘340 patent asserted against Endo. The PTAB also declined to institute an IPR as to a number of Endo’s requested grounds. Discovery is complete, and oral arguments were heard on June 15, 2015. On September 16, 2015, the PTAB issued a final decision finding un-patentable eight of the nine challenged claims of the ‘340 Patent. That decision has no impact on the expected market exclusivity of any of Depomed’s products or receivable royalties, and the Company will be appealing that decision to the United States Court of Appeals for the Federal Circuit. On September 21, 2015, the PTAB issued final decisions confirming the patentability of all claims at issue of the ‘475 and ‘280 Patents.

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

On April 2, 2014, the Company filed an amended complaint to include infringement of U.S. Patent Nos. 6,287,594 and 8,623,920, which were recently added to the Orange Book listing for Zipsor® and expire in 2019 and 2029, respectively. The Court heard arguments for patent claim construction on March 3, 2015, and issued an order on March 26, 2015, in favor of the Company’s construction for all disputed terms. In May of 2015, the parties entered into a settlement agreement subject to review by the U.S. Department of Justice and the Federal Trade Commission.  By the terms of this agreement, Watson Laboratories Inc. may begin selling the generic version of Zipsor® on March 24, 2022, or earlier under certain circumstances.  The Parties entered into a Consent Injunction and Dismissal Order, which was executed on August 25, 2015.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

On July 7, 2015, the Company received an unsolicited, highly conditional proposal from Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) to acquire all of the outstanding shares of the Company in an all-stock transaction (the Proposal).  On July 12, 2015, the Board of Directors of the Company (the Board) adopted certain bylaw amendments, as well as a shareholder Rights Agreement (the Rights Agreement.  On August 3, 2015, Horizon filed suit in the Superior Court for the State of California against the Company and the members of the Board, alleging that the bylaw amendments and the Rights Agreement violate the California Corporations Code and are thus unenforceable, and that the Board’s actions in adopting these constituted a breach of fiduciary duty.  Horizon has moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement, which will be heard on November 19, 2015.

Also on August 3, 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law by based on Horizon’s possession and misuse of confidential information it obtained from Janssen Pharmaceuticals, Inc. (Janssen) under a confidentiality agreement (the Confidentiality Agreement) that Horizon entered into in connection with its failed attempt to acquire the U.S. rights to the drug NUCYNTA®, which the Company acquired from Janssen on April 2, 2015.  On September 15, 2015, the Company filed an amended complaint.   The Company has moved for a preliminary injunction to prevent Horizon from continuing with its unsolicited acquisition takeover attempt with the benefit and misuse of confidential information relating to NUCYNTA.  The Company’s preliminary injunction motion will also be heard on November 19, 2015.

City of Chicago v. Purdue Pharma L.P. et al.

On August 26, 2015, the City of Chicago (City) named the Company as a defendant in a Second Amended Complaint (SAC) filed in City of Chicago v. Purdue Pharma L.P. et al., a federal case filed in the United States District Court, Northern District of Illinois (following removal from Cook County Circuit Court) in June 2014 against a number of pharmaceutical companies marketing and selling opioid pain medications and that was dismissed in May 2015 with leave to amend by the Court. The original complaint in the action named as a defendant Janssen Pharma and its related companies.   Janssen, at the time the original complaint was filed, marketed and sold NUCYNTA® and NUCYNTA® ER, the U.S. rights to which were sold to the Company in a transaction that closed in April 2015.  The SAC references the transaction between Company and Janssen and alleges that the Company has been listed in the SAC as a defendant in order to ensure the City can obtain complete relief.  The essential factual allegations of the SAC concern purported misleading and otherwise improper promotion of opioid drugs to physician prescribers and consumers that occurred prior to the Company’s acquisition of the U.S. rights to NUCYNTA® and NUCYNTA® ER.  The Court has set November 20, 2015 as the date for filing motions to dismiss the SAC.  Discovery is currently stayed, and no trial date has been set.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2014 Form 10-K and our quarterly report on Form 10-Q for the three month period ended June 30, 2015.

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

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA, intended to curb rising healthcare costs. These cost containment measures include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to the pricing of drugs , including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. These and other cost containment measures could decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

We are subject to a disruptive unsolicited, hostile, non-binding and highly conditional takeover proposal.

Horizon has commenced an unsolicited, hostile, non-binding and highly conditional exchange offer to acquire all of our outstanding common stock. Responding to Horizon’s unsolicited proposal may distract management attention away from our business and may require us to incur significant costs. Moreover, the hostile and unsolicited nature of the offer may disrupt our business by causing uncertainty among current and potential employees, producers, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. In addition to potential disruptions to our business, the unsolicited offer may impact the timing of, and our ability to consummate, acquisitions of products and companies that we believe may be complementary to our business. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with Horizon’s unsolicited offer, uncertainties and questions regarding Horizon’s business model, as well as the performance of Horizon’s stock given the fixed exchange ratio that Horizon has proposed.

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

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. As an example, we were named as a defendant in a case brought by the City of Chicago against a number of Pharmaceutical Companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From September 30, 2013 through September 30, 2015, our stock price has ranged from $6.95 to $33.74 per share. In addition, our stock price increased significantly since we disclosed in a press release on July 7, 2015 that we received and, our Board of Directors rejected, an unsolicited, highly conditional, non-binding proposal from Horizon Pharma plc to acquire all of the outstanding shares of the Company in an all-stock transaction valued, at the time, at $29.25 per share. This announcement caused the price of our common stock to increase significantly, from $20.62 per share at the close of market on the last trading day before the announcement, to $28.62 per share at the close of market on the first trading day following the announcement. Horizon may, among other things, continue to pursue the proposal with our shareholders, may make an improved offer, reduce its offer or withdraw its offer. The price of our common stock has been, and could continue to be, unusually volatile during this period, and if the market perceives that no transaction may occur, or that a transaction may occur at a price less than the current trading price, the price per share of our common stock could decrease, including back to preannouncement levels or even lower.

Other factors affecting our operating results and that could adversely affect our stock price include:

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

•                  adverse events, developments or circumstances related to our competitors or the specialty pharmaceutical industry;

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

To date, we have recorded revenues from license fees, product sales, royalties, collaborative research and development arrangements and feasibility studies. For the three and nine months ended September 30, 2015, we recognized a net loss of $11.8 million and $45.0 million, respectively and net income of $6.5 million and $37.1 million the three and six months ended September 30, 2014, respectively. We will incur operating losses in 2015 and may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

Contingent consideration obligations arise from the Zipsor®, CAMBIA®, Lazanda® acquisitions and relate to the potential future milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The value of our deferred tax assets could become impaired, which could adversely affect our results of operations.

As of September 30, 2015, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, to repurchase the Convertible Notes upon a fundamental change or to repurchase the Senior Notes upon a major transaction put or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million.

Holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of certain events, including events deemed to be a “fundamental change”, at a repurchase price equal to 100% of the principal amount of the outstanding Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. On October 1, 2015, we delivered notice to the Trustee that, based on our stock price during the third quarter of 2015, holders of the Convertible Notes may convert their Convertible Notes in the fourth quarter to 2015.Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

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

In addition, if the Convertible Notes become convertible, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than a long-term liability, which would result in a material reduction of our net working capital. Finally, we use the if-converted method to compute diluted earnings per share with respect to our convertible debt, which could more dilutive than assuming the debt would be settled in cash as opposed to shares.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4	(4)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock of Depomed, Inc.
3.6	(4)	Bylaws, as amended
3.7	(5)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock of Depomed, Inc.
4.1	(4)	Rights Agreement as of July 12, 2015 between Depomed, Inc. and Continental Stock Transfer & Trust
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005
(4)	Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015
(5)	Incorporated by reference to the Company’s Form 8-K filed on July 29, 2015.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer