Form 10-Q/A
period 2015-03-31
DEPOMED INC
filed 2015-12-18
CIK 1005201

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

Explanatory Note

Depomed, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2015 (the “Form 10-Q”). The sole purpose of this Amendment is to file revised versions of Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 (the “Exhibits”) to the Form 10-Q in response to communications from the Staff of the Commission regarding a confidential treatment request made by the Company with respect to certain portions of the Exhibits.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Item 6 of the Form 10-Q and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

This Amendment should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Amendment does not modify or update disclosures in the Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

+10.4	(*)	Transitional Supply Agreement dated April 2, 2015 between the Company, Janssen Ortho LLC and Janssen Pharmaceuticals, Inc.
+10.5	(*)	Supply Agreement dated April 2, 2015 between the Company and Noramco, Inc.
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(***)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005
(4)	Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005
*	Filed herewith
+	Confidential treatment requested
**	Previously furnished with the Form 10-Q
***	Previously filed with the Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 18, 2015	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer