Form 10-K
period 2015-12-31
DEPOMED INC
filed 2016-02-26
CIK 1005201

Use these links to rapidly review the document

PART IV
DEPOMED, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2015 was approximately $1,278,307,262. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock, no par value, as of February 23, 2016 was 60,903,857.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Shareholders, expected to be held on or about May 18, 2016, are incorporated by reference in Part III of this Form 10-K.

DEPOMED, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

  •
  the commercial success and market acceptance of our products;

  •
  the results of our ongoing litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA® ER and NUCYNTA® in the United States (U.S.);

  •
  any additional patent infringement or other litigation or proceeding that may be instituted related to any of our products, product candidates or products we may acquire;

  •
  our ability to generate sufficient cash flow from our business to make payments on our indebtedness; and our compliance with the terms and conditions of the agreements governing our indebtedness;

  •
  our and our collaborative partners' compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;

  •
  our plans to acquire, in-license or co-promote other products;

  •
  the results of our research and development efforts including clinical studies relating to our product candidates;

  •
  submission, acceptance and approval of regulatory filings;

  •
  our ability to raise additional capital, if necessary;

  •
  our collaborative partners' compliance or non-compliance with obligations under our collaboration agreements; and

  •
  the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue).

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

CORPORATE INFORMATION

        The address of our Internet website is http://www.depomed.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC. You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 (call 1-800-SEC-0330 for information) or online at http://sec.gov.

        Unless the context indicates otherwise, "Depomed," "the Company," "we," "our" and "us" refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our principal executive offices are located at 7999 Gateway Boulevard, Suite 300, Newark, California, 94560 and our telephone number is (510) 744-8000.

        Depomed®, NUCYNTA®, Gralise®, CAMBIA®, Zipsor®, Lazanda® and Acuform® are registered trademarks of Depomed. Glumetza® is a registered trademark of Valeant International (Barbados) SRL exclusively licensed in the United States (U.S.) to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. Our current specialty pharmaceutical business includes the following six products marketed in the United States for various pain states:

  •
  The NUCYNTA® franchise of pain products we acquired in April 2015 (the Nucynta Acquisition), which includes two products currently marketed in the U.S.:

  •
  NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate; and

  •
  NUCYNTA® (tapentadol), an immediate release version of tapentadol for the management of moderate to severe acute pain in adults.

  •
  Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) we launched in October 2011.

  •
  CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013.

  •
  Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough cancer pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, which we acquired in July 2013.

  •
  Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012.

        We actively seek to expand our product portfolio through acquiring or in-licensing commercially available products or late-stage product candidates that may be marketed and sold effectively with our existing products through our sales and marketing capability, which currently includes approximately 300 full-time sales representatives.

        We currently have one product candidate in development, cebranopadol, a novel, first-in-class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain. We licensed the U.S. and Canadian rights to cebranopadol from Grünenthal GmbH (Grünenthal) in December 2015. We currently expect to initiate Phase 3 clinical trials for cebranopadol in 2017.

        We also have royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt) and Ironwood Pharmaceuticals, Inc. (Ironwood).

        In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (the PDL Transaction).

SIGNIFICANT DEVELOPMENTS

        Among the significant developments in our business during 2015 were the following:

  •
  Acquisition of NUCYNTA for $1.05 billion in cash on April 2, 2015. NUCYNTA immediately became our largest product with net sales in the period from acquisition to December 31, 2015 of $189.9 million.

  •
  License of the U.S. and Canadian rights to cebranopadol from Gruenenthal in December 2015. Cebranopadol is a unique molecule for the treatment of chronic nociceptive and neuropathic pain and is in clinical development.

  •
  Resolution of the ANDA litigation relating to Gralise with settlement of the appeal by Actavis Elizabeth LLC of the favorable ruling at trial and expected exclusivity through March 2024.

  •
  Resolution of the ANDA litigation relating to Zipsor with settlement of the suit by Watson Laboratories Inc. and expected exclusivity through June 2022; and

  •
  Successful defense of unsolicited takeover attempt from Horizon Pharma PLC that was launched in July 2015 and withdrawn in November 2015.

Products

        The following table summarizes our and our partners' commercialized products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipeline

Product	Indication	Status
NUCYNTA® ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Marketed in in the U.S. Acquired in April 2015
NUCYNTA®	Moderate to severe acute pain in adults	Marketed in the U.S. Acquired in April 2015
Gralise®	Management of PHN	Marketed in the U.S. Launched in October 2011
CAMBIA®	Acute treatment of migraine attacks in adults	Marketed in the U.S. Acquired in December 2013
Zipsor®	Mild to moderate acute pain	Marketed in the U.S. Acquired in June 2012
Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Marketed in the U.S. Acquired in July 2013
cebranopadol	Chronic nociceptive and neuropathic	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

        As of December 31, 2015, our revenues are generated primarily from commercialized products.

Commercialized Products

NUCYNTA® ER (Tapentadol Extended Release Tablets)

        NUCYNTA ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are in adequate. We acquired the U.S. rights to NUCYNTA® ER from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA® ER in April 2015. We began commercial promotion of NUCYNTA® ER in June 2015.

NUCYNTA® (Tapentadol)

        NUCYNTA® is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA® in June 2015.

        NUCYNTA® ER and NUCYNTA® product sales were $189.9 million for the period from April 2015 to the year ended December 31, 2015.

Gralise® (Gabapentin)

        Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from former licensee of the product. The FDA has granted Orphan Drug exclusivity for PHN. Gralise® product sales were $81.0 million for the year ended December 31, 2015, $60.4 million for the year ended December 31, 2014 and $36.2 million for the year ended December 31, 2013.

CAMBIA® (Diclofenac Potassium for Oral Solution)

        CAMBIA® is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA® in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

        We began shipping and recognizing product sales on CAMBIA® in December 2013. Our CAMBIA® product sales were $27.4 million for the year ended December 31, 2015 and $21.7 million for the year ended December 31, 2014, and $0.6 million for the year ended December 31, 2013, which includes approximately two weeks of sales.

Zipsor® (Diclofenac Potassium) Liquid-Filled Capsules

        Zipsor® is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor® uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor® on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne).

        Our Zipsor® product sales were $25.7 million for the year ended December 31, 2015, $25.2 million for the year ended December 31, 2014 and $20.3 million for the year ended December 31, 2013.

Lazanda® (Fentanyl) Nasal Spray

        Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Our Lazanda product sales were $17.7 million for the year ended December 31, 2015, $6.9 million for the year ended December 31, 2014 and $1.2 million for the year ended December 31, 2013 (which included approximately five months of sales).

Segment and Customer Information

        The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company's revenues from product sales are related to sales in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

        Three wholesale distributors represented 36%, 27% and 24% of product shipments for the year ended December 31, 2015. These three customers individually comprised 38%, 25% and 25%, respectively, of product sales-related accounts receivable as of December 31, 2015. Three wholesale distributors represented 35%, 27% and 26% of product shipments for the year ended December 31, 2014. These three customers individually comprised 35%, 32% and 33%, respectively, of product sales-related accounts receivable as of December 31, 2014.

OUR DRUG DELIVERY TECHNOLOGY AND RELATED LICENSE AND DEVELOPMENT ARRANGEMENTS AND PATENT LITIGATION

        Our Acuform drug delivery technology is based on our proprietary oral drug delivery technologies and is designed to include formulations of drug-containing polymeric tablets that allow multi-hour delivery of an incorporated drug when taken with a meal. Of our marketed products, Gralise and NUCYNTA ER utilize the technology.

        We have also licensed our drug delivery technology to several other pharmaceutical companies, and have asserted the U.S. patents comprising our Acuform technology in patent infringement litigation.

  Ironwood Pharmaceuticals, Inc.—IW-3718 for Refractory GERD

        In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW-3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood.

  Mallinckrodt—Acetaminophen/Opiate Combination Products

        In November 2008, we entered into a license agreement related to acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize our Acuform technology for the exclusive development of Mallinckrodt's XARTEMIS XR product and MNK-155 product candidate. We have received $27.5 million in upfront fees and milestones under the agreement, including $5.0 million milestone following the FDA's July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), a $10.0 million milestone on FDA approval of XARTEMIS XR, and a $5.0 million milestone following the FDA's May 2014 acceptance for filing of the NDA for MNK-155. We receive high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and we will receive the same high single digit royalty on net sales of MNK-155 if it is approved. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

  Janssen Pharmaceuticals, Inc.—NUCYNTA® ER

        In August 2012, the Company entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to the Company's Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee. The Company also received low single digit royalties on sales of NUCYNTA® ER in the U.S. for sales from July 2, 2012 until the Company's acquisition of the U.S. rights to NUCYNTA® ER from Janssen Pharma on April 2, 2015, and will continue to receive low single digit royalties on net sales of NUCYNTA® ER in Canada and Japan through December 31, 2021.

  PDL Royalty Sale

        In October 2013, we sold to PDL BioPharma, Inc. (PDL) for $240.5 million our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area (the PDL Transaction). The interests sold include payments accruing from and after October 1, 2013 from: (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza®; (b) Merck & Co. Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen's investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended-release metformin in Korea and Canada, respectively. PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

RESEARCH AND DEVELOPMENT EXPENSES

        Our research and development expenses were $17.5 million in 2015, $7.1 million in 2014 and $8.1 million in 2013. We expect research and development expense in 2016 to increase from 2015 levels, primarily as a result of (i) pediatric studies relating to NUCYNTA®, CAMBIA® and Zipsor® that we intend to expand in 2016 and (ii) the development work relating to cebranopadol.

PATENTS AND PROPRIETARY RIGHTS

        The material issued in the United States patents we own or have in-licensed, and the marketed products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
NUCYNTA® ER	8,536,130 (September 22, 2028)(1)(2)
7,994,364 (June 27, 2025)(1)(2)
RE39593 (August 5, 2022)(1)(2)
NUCYNTA®	7,994,364 (June 27, 2025)(1)
RE39593 (August 5, 2022)(1)
Gralise®	7,438,927 (February 26, 2024)
7,731,989 (October 25, 2022)
8,192,756 (October 25, 2022)
8,252,332(October 25, 2022)
8,333,992 (October 25, 2022)
6,723,340 (October 25, 2021)
6,488,962 (June 20, 2020)
6,340,475 and 6,635,280 (September 19, 2016)
Zipsor®	7,662,858 (February 24, 2029)
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
6,365,180 (July 15, 2019)
6,287,594 (January 15, 2019)
CAMBIA®	7,759,394* (June 16, 2026)
8,097,651* (June 16, 2026)
8,927,604* (June 16, 2026)
6,974,595* (May 15, 2017)
7,482,377* (May 15, 2017)
Lazanda®	8,216,604 (October 3, 2024)
6,432,440 (April 20, 2018)
8,889,176 (January 16, 2024)

*(1)
Subject to six-month pediatric patent term extension beyond scheduled expiration date.

(2)
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

MARKETING AND SALES

        We have developed capabilities in various aspects relating to the commercialization of our marketed products, including sales, marketing, manufacturing, quality assurance, wholesale distribution, managed market contracting, government price reporting, medical affairs, compliance, and regulatory. Members of our commercial organization are also engaged in the commercial and marketing assessments of other potential product candidates.

        Our sales organization includes approximately 300 full-time sales representatives. Our sales force primarily calls on pain specialists, neurologists and primary care physicians throughout most of the United States. Our marketing organization is comprised of professionals who have developed a variety of marketing techniques and programs to promote our products, including promotional materials, speaker programs, industry publications, advertising and other media.

MANUFACTURING

        Our facility is used for office and research and development (R&D) purposes. No commercial manufacturing takes place at our facility. The R&D work includes preclinical development of pharmaceutical formulations, their characterization, and the development of pharmaceutical processes for external commercial manufacturing. The total laboratory area includes the following individual labs: Analytical Development Lab, Formulation Dry Lab, Process Lab, and Quality Control Lab.

        We are responsible for the supply and distribution of our marketed products. We have manufacturing and supply agreement with sole commercial suppliers for each of our marketed products, as follows: for NUCYNTA and NUCYTNA ER, with an affiliate of Janssen Pharma; for Gralise, with Patheon Puerto Rico Inc. (Patheon); for CAMBIA, with MiPharm, S.p.A. (MiPharm); for Lazanda, with DPT Lakewood, Inc. (DPT); and for Zipsor, with Accucaps Industries Limited (Accucaps).

        We have one qualified supplier for the active pharmaceutical ingredient in each of marketed products, and have supply agreements with the suppliers of the active pharmaceutical ingredients in each of our marketed products other than Lazanda. We also obtain polyethylene oxide, one of the excipients common to Gralise and products under development by our partners, on a purchase order basis from Dow Chemical, our sole source for polyethylene oxide. We currently have no long-term supply arrangement with respect to polyethylene oxide.

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

COMPETITION

        General.    We believe that we compete favorably in our markets on the basis of the safety and efficacy of our products. However, competition in pharmaceutical products is intense, and we expect competition to increase. There may be other companies developing products competitive with ours of which we are unaware. Many of our principal competitors have greater financial, sales, marketing, personnel and research and development resources than we do. Competing products developed in the future may prove superior to our products, either generally or in particular market segments. These developments could make our products noncompetitive or obsolete.

        NUCYNTA® ER (tapentadol extended release tablets).    NUCYNTA ER competes against other pain long-acting opioid medications. Those include, among others: OxyContin® (oxycodone hydrochloride extended-release tablets); Butrans® (buprenorphine); OPANA® ER (oxymorphone hydrochloride); Hysingla® ER (hydrocodone bitartrate); Zohydro® ER (hydrocodone bitartrate); Embeda® (morphine sulfate and naltrexone hcl); and numerous generic long-acting opioids.

        NUCYNTA® (tapentadol).    NUCYNTA® competes against other medicines used for the management of moderate to severe acute pain in adults. NUCYNTA® (tapentadol) competes primarily against short-acting opioids used for the management of moderate to severe acute pain in adults. There are numerous such medicines, including, among others: OxaydoTM (oxycodone hcl); generic oxycodone hcl and oxycodone-acetaminophen; hydrocodone-acetaminophen; oxycodone-acetaminophen; tramadol hcl and tramadol-acetaminophen.

        Gralise® for Postherpetic Neuralgia.    Gabapentin is currently marketed by Pfizer Inc. (Pfizer) as Neurontin® and by several generic manufacturers for adjunctive therapy for epileptic seizures and for the management of PHN. In addition, Pfizer's product Lyrica® (pregabalin) has been approved for marketing in the United States for the management of PHN, diabetic nerve pain, spinal cord injury nerve pain, fibromyalgia, and for therapy in partial onset seizures. In December 2014, Pfizer announced positive Phase 3 clinical trial results for its controlled release formulation of Lyrica as a treatment for PHN. Gralise competes against these products and other neuropathic pain treatments, such as anti-depressants, anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrythmics and opioids. XenoPort's Inc.'s Horizant (gabapentin enacarbil) product, a prodrug of gabapentin, is also marketed for the management of PHN in the U.S.

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

        Lazanda® for the Management of Breakthrough Pain in Cancer Patients.     Lazanda® (fentanyl) nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age or older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients. Branded fentanyl products against which Lazanda® currently competes include Subsys®, which is sold by Insys Therapeutics, Inc. (Insys), Fentora® and Actiq®, which are sold by Cephalon, Inc. (Cephalon), Abstral®, which is sold by Sentynl Therapeutics Inc. (Sentynl) and Onsolis®, which is sold by BioDelivery Sciences International, Inc. (BDSI). Generic fentanyl products against which Lazanda® currently competes are sold by Mallinckrodt, Par Pharmaceutical Companies, Inc. (Par) and Actavis, Inc. (Actavis).

GOVERNMENT REGULATION

  Product Development

        Numerous governmental authorities in the United States and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. If cebranopadol does not receive regulatory approval or if such an approval is delayed, our business could be materially adversely affected. We cannot be certain that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

        In the United States, the FDA rigorously regulates pharmaceutical products. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, and total or partial suspension of production.

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

        Some of the products we develop have been or will be submitted for approval under Section 505(b) (2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise® relies on the FDA's prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.

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

  Reimbursement

        Sales of pharmaceutical products in the United States depend in significant part on the extent of coverage and reimbursement from government programs, including Medicare and Medicaid, as well as other third party payers. Third party payers are undertaking significant efforts to control the cost of pharmaceutical products, including by implementing cost containment measures to control, restrict access to, or influence the purchase of drugs, and other health care products and services.

        Government programs may regulate reimbursement, pricing, and coverage of products in order to control costs or to affect levels of use of certain products. Private health insurance plans may exclude or restrict coverage of some products, such as by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by employing utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment.

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

EMPLOYEES

        As of December 31, 2015, we had 494 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

If we do not successfully commercialize NUCYNTA® ER and NUCYNTA®, our largest selling products, or Gralise®, CAMBIA®, Zipsor® and Lazanda®, our business, financial condition and results of operations will be materially and adversely affected.

        In April 2015, we acquired and began commercial promotion of NUCYNTA® ER and NUCYNTA®. In October 2011, we began commercial sales of Gralise®. In June 2012, we acquired Zipsor® and began commercial promotion of Zipsor® in July 2012. In July 2013, we acquired Lazanda® and began commercial promotion of Lazanda® in October 2013. In December 2013, we acquired CAMBIA® and began commercial promotion of CAMBIA® in February 2014. As a Company, we have a limited history of selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from NUCYNTA® ER and NUCYNTA®, our largest selling products, or Gralise®, CAMBIA®, Zipsor® and Lazanda®, depends on a number of factors, including, but not limited to, our ability to:

  •
  develop and execute our sales and marketing strategies for our products;

  •
  achieve, maintain and grow market acceptance of, and demand for, our products;

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

        If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA® ER and NUCYNTA®, our largest selling products which generated approximately 56% of our total product revenues in 2015, our business, financial condition and results of operations will be materially and adversely affected.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will be materially and adversely affected.

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

        We are involved in patent litigation lawsuits against filers or ANDAs seeking to market generic versions of NUCYTNA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for the products (at least June 2025 for Nucynta and at least September 2028 for NUCYNTA ER). A trial has been scheduled for March 2016.

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

        Tapentadol, the active pharmaceutical ingredient in NUCYNTA® ER and NUCYNTA®, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA® ER and NUCYNTA® compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is marketed by Endo Pharmaceuticals, Inc., each of which is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Each of OxyContin® and OPANA® ER have achieved significant levels of market acceptance. There are also a number of branded and generic opioids, including oxymorphone, fentanyl, morphine, buprenorphine and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), has been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development, for the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA® ER and NUCYNTA®.

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

        Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients. Branded fentanyl products against which Lazanda® currently competes include Subsys®, which is sold by Insys Therapeutics, Inc., Fentora® and Actiq®, which are sold by Cephalon Inc., Abstral®, which is sold by Sentynl Therapeutics Inc., and

Onsolis®, which is sold by BioDelivery Sciences International, Inc. (BDSI). Generic fentanyl products against which Lazanda® currently competes are sold by Mallinckrodt, Par and Actavis.

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

        Since June 2012, we have acquired NUCYNTA® ER, NUCYNTA®, CAMBIA®, Zipsor® and Lazanda® and exclusively in-licensed the right to develop and commercialize cebranopadol. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

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

        We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the U.S. rights to

NUCYNTA® ER and NUCYNTA®, may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

        As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such the acquisition in 2015 of the U.S. rights to NUCYNTA® ER and NUCYNTA®, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, litigation or other events, could adversely affect our business, results of operations and financial condition.

We may be subject to disruptive unsolicited takeover attempts in the future.

        We have in the past and may in the future be subject to unsolicited attempts to gain control of our company. Responding to any such attempt would distract management attention away from our business and would require us to incur significant costs. Moreover, any unsolicited takeover attempt may disrupt our business by causing uncertainty among current and potential employees, producers, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. Other disruptions to our business include potential volatility in our stock price and potential adverse impacts on the timing of, and our ability to consummate, acquisitions of products and companies.

We depend on third parties that are single source suppliers to manufacture our products. If these suppliers are unable to manufacture and supply our products, or there is insufficient availability of our products or the raw materials necessary to manufacture our products, our business will suffer.

        An affiliate of Janssen Pharma is our sole supplier of NUCYNTA® ER and NUCYNTA® pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise® pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor® pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor® in June 2012. DPT Lakewood Inc. is our sole supplier for Lazanda® pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of Lazanda® in July 2013. MiPharm, S.p.A is our sole supplier for CAMBIA® pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA® in December 2013. We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA® ER, NUCYNTA®, CAMBIA®, Zipsor® and Lazanda® and Gralise®. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® or Lazanda®, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

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

        From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement by others of our patents may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we are engaged in litigation against three NUCYNTA® ER and NUCYNTA® ANDA filers, and one NUCYNTA® oral solution ANDA filer. Also, in January 2013, we filed a lawsuit against Purdue for infringement of certain of our Acuform drug delivery technology patents. In response to our lawsuits, Purdue challenged the validity of the patents we asserted in inter partes review proceedings before the PTAB at the U.S. Patent and Trademark Office and has appealed the PTAB's decision confirming the validity of our patents to the U.S. Court of Appeals for the Federal Circuit. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings takes significant time, may be expensive, and may divert management attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

  •
  prevent us from raising funds necessary to repurchase the Convertible Notes in the event we are required to do so following a "fundamental change," as specified in the indenture governing the Convertible Notes, to repurchase the Senior Notes in the event we are required to do so following a "major transaction" or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million, as specified in the Note Purchase Agreement or to settle conversions of the Convertible Notes in cash;

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

        The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. As an example, we were named as a defendant in a case brought by the City of Chicago against a number of Pharmaceutical Companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was recently dismissed. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

If we are unable to obtain or maintain regulatory approval for our products or product candidates, we will be limited in our ability to commercialize our products, and our business will suffer.

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

        For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as "Paragraph IV certifications," that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA's ability to approve the 505(b) (2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b) (2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b) (2) submissions and require us to file such submissions under Section 501(b) (1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

        We have obtained product liability insurance for our anticipated 2016 sales of our products and clinical trials currently underway, but:

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

        We currently have collaboration or license arrangements with a number of companies, including Grünenthal, Mallinckrodt, Janssen Pharma and Ironwood. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

        Each of NUCYNTA® ER and NUCYNTA® are opioid analgesics that contain tapentadol. Lazanda® is an opioid analgesic that contains fentanyl. cebranopadol is a development stage opioid analgesic. Tapentadol and fentanyl are regulated "controlled substances" under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Each of tapentadol and fentanyl are, and cebranopadol may be, listed by the DEA as a Schedule II substance under the CSA. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

        The availability and production of all Schedule II substances, including tapentadol and fentanyl, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug manufacturing. The DEA annually establishes an aggregate quota for total tapentadol and total fentanyl production in the U.S. based on the DEA's estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol and fentanyl that the DEA allows to be produced in the U.S. annually is allocated among applicable individual drug manufacturers, which must submit applications annually to the DEA for individual production quotas. In turn, the manufacturers of NUCYNTA® ER, NUCYNTA® and Lazanda® have to obtain a procurement quota to source tapentadol and fentanyl for the production of NUCYNTA® ER, NUCYNTA® and Lazanda®, respectively. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol or fentanyl than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer's procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol or fentanyl for all tapentadol or fentanyl products manufactured at their facility, which is allocated to NUCYNTA® ER, NUCYNTA® and Lazanda®, as applicable, at the manufacturer's discretion. If the available quota of tapentadol or fentanyl is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. In addition, any delay or refusal by the DEA or our manufacturer in establishing the production or procurement quota or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol or fentanyl could adversely affect our business, results of operations and financial condition.

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

        The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2013 through December 31, 2015, our stock price has ranged from $9.85 to $33.74 per share.

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

  •
  our and our collaborative partners' compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

  •
  our plans to acquire, in-license or co-promote other products, compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

  •
  our ability to successfully develop, obtain regulatory approval for and commercialize a product containing cebranopadol;

  •
  adverse events related to our products, including recalls;

  •
  interruptions of manufacturing or supply, or other manufacture or supply difficulties;

  •
  variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;

  •
  adverse events or circumstances related to our peer companies or our industry;

  •
  adoption of new technologies by us or our competitors;

  •
  the outcome of our patent infringement litigation against Purdue;

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

        To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. For 2015 we incurred a net loss of $75.7 million and for 2014 we recognized net income of $131.8 million respectively. We will incur operating losses in 2016 and may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders' equity and working capital.

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

The development of drug candidates such as cebranopadol is inherently difficult and uncertain and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

        Clinical development is a long, expensive and uncertain process and is subject to delays and failures. As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials, as was the case with the Phase 3 trial for Gralise® for the management of PHN that we completed in 2007, and with the Phase 3 trials evaluating Sefelsa, our prior product candidate, for menopausal hot flashes, the last of which we completed in October 2011. Further, product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed in development. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

        Our own product candidates, including cebranopadol, and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances.

        The FDA or other applicable regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If one of our product candidates fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it, and we will not receive any return on our investment in that product candidate.

        Other factors could delay or result in the termination of our current and future clinical trials and related development programs, including:

  •
  negative or inconclusive results;

  •
  patient noncompliance with the protocol;

  •
  adverse medical events or side effects among patients during the clinical trials;

  •
  FDA inspections of our clinical operations;

  •
  failure of our third party clinical trial vendors to comply applicable regulatory laws and regulations;

  •
  inability of our third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet expected deadlines;

  •
  delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in our clinical trials

  •
  delays or failures in recruiting qualified patients to participate in our clinical trials; and

  •
  actual or perceived lack of efficacy or safety of the product candidate.

        We are unable to predict whether any of our product candidates, including cebranopadol, or those of our collaborative partners will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if these other product candidates receive regulatory clearance, our products may not achieve or maintain market acceptance. If it is discovered that the Acuform technology could have adverse effects or other characteristics that indicate it is unlikely to be effective as a delivery system for drugs or therapeutics, our product development efforts and our business could be significantly harmed.

        Even assuming our products obtain regulatory approval, successful commercialization requires, a:

  •
  market acceptance;

  •
  cost-effective commercial scale production; and

  •
  reimbursement under private or governmental health plans.

        Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products or those of our collaborative partners could adversely impact our financial position and liquidity.

We depend on third party contract research organizations, clinical investigators and clinical sites to conduct our clinical trials, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we may not be able to obtain regulatory approvals for our product candidates, including cebranopadol.

        We rely on third party contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise conducting our clinical trials. We do not control these third parties and, as a result, we may be unable to control the amount and timing of resources that they devote to our clinical trials.

        Although we rely on third parties to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA's and other applicable regulatory agencies' requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us with our clinical trials fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agency, may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agency will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA's cGMP regulations and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

        We also rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for our product candidates.

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

Changes in fair value of contingent consideration assumed as part of our acquisitions could adversely affect our results of operations.

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

        As of December 31, 2015, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, to repurchase the Convertible Notes upon a fundamental change or to repurchase the Senior Notes upon a major transaction put or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million.

        Holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of certain events, including events deemed to be a "fundamental change", at a repurchase price equal to 100% of the principal amount of the outstanding Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

        Furthermore, holders of the Senior Notes will have the right to require us to repurchase all of their Senior Notes (i) if the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million, at a repurchase price equal to 100% of the principal amount of the outstanding Senior Notes to be repurchased, plus accrued and unpaid interest, if any, or (ii) upon the occurrence of certain events deemed to be a "major transaction" at a repurchase price equal to: (a) 100% of the principal amount of the outstanding Senior Notes to be repurchased, plus (b) accrued and unpaid interest, if any, plus (c) a prepayment premium, which may be substantial.

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

        Certain provisions applicable to the Convertible Notes and the indenture governing the Convertible Notes, the Senior Notes and the Note Purchase Agreement, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indenture for the Convertible Notes or a major transaction under the Note Purchase Agreement, holders of the Convertible Notes or the Senior Notes, as applicable, will have the right to require us to repurchase their notes in cash. In addition, if an acquisition event constitutes a "make-whole fundamental change" under the indenture, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the Convertible Notes and the indenture, the Senior Notes and the Note Purchase Agreement, as well as provisions of our organizational documents and other agreements, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

        On July 12, 2015, our board of directors declared a dividend of one right (Right) for each outstanding share of our common stock to shareholders of record at the close of business on July 23, 2015. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 12, 2015 as it may from time to time be supplemented or amended (the Rights Agreement) between Depomed and Continental Stock Transfer & Trust Company, as Rights Agent. The Rights, which will expire at the close of business on the date of our next annual meeting of shareholders, will have certain anti-takeover effects. The Rights will cause substantial dilution to any person or group that attempts to acquire us without the approval of our board of directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire us even if such acquisition may be favorable to the interests of our shareholders.

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

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business.

        In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our third party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In April 2012, we entered into an office and laboratory lease agreement with BMR-Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The initial term of the lease is approximately ten years. As part of the lease, BMR agreed to provide various financial allowances so that we could build laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we were obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. We leased this additional space commencing July 2015. The lease will expire on November 30, 2022. However, we have the right to renew the lease for one additional five year term, provided that written notice is made to BMR no later than 12 months prior to the lease expiration. We will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay BMR the unamortized portion of the tenant improvement allowance, specified additional allowances, waived base rent and leasing commissions, in each case amortized at 8% interest. We will pay approximately $14.1 million in aggregate as rent over the term of the lease to the landlord.

        The property subject to the office and laboratory lease is the only property utilized by us. We believe our office and laboratory space is adequate to meet our current and future needs.

ITEM 3.    LEGAL PROCEEDINGS

Depomed v. NUCYNTA® and NUCYNTA® ER ANDA Filers

        Actavis:    In July 2013, Janssen Pharma along with Grunenthal GmbH filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis). The infringement claims relate to Actavis's ANDAs seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of U.S. Reissue Patent No. 39,593 (the '593 Patent), U.S. Patent No. 7,994,364 (the '364 Patent) and U.S. Patent No. 8,309,060 (the '060 Patent). Actavis asserted counterclaims of non-infringement and invalidity as to each of the patents asserted.

        After acquiring the U.S. rights to NUCYNTA from Janssen, Depomed and Grunenthal filed an additional complaint in the D.N.J. against Actavis in September 2015, alleging that U.S. Patent No. 8,536,130 (the '130 Patent) will be infringed by Actavis's ANDA seeking approval to market a generic version of NUCYNTA® ER.

        Alkem:    In the July 2013 lawsuit described above, Janssen and Grunenthal also filed patent infringement claims against Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem) relating to Alkem's ANDAs also seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of the '593 Patent and the '364 Patent. Alkem asserted counterclaims of non-infringement and invalidity as to each of the patents asserted.

        In December 2013, Janssen and Grunenthal filed an additional complaint against Alkem asserting that the '130 Patent will be infringed by Alkem's ANDA seeking approval to market a generic version of NUCYNTA® ER. Alkem asserted counterclaims of non-infringement and patent invalidity. In August 2014, Janssen and Grunenthal amended the complaint against Alkem to add additional dosage strengths.

        Roxane:    In October 2013, Janssen and Grunenthal filed a patent infringement lawsuit in the D.N.J. against Roxane Laboratories, Inc. (Roxane). The infringement claims relate to Roxane's ANDAs seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of the '593 Patent and the '364 Patent. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, Janssen and Grunenthal filed an additional complaint in the D.N.J. asserting the '130 Patent against Roxane. Roxane asserted counterclaims of non-infringement and patent invalidity as to each of the patents asserted, and an additional counterclaim of unclean hands with regard to the '364 Patent.

        Watson:    In July 2014, Janssen and Grunenthal filed a patent infringement lawsuit in the D.N.J. against Watson Laboratories, Inc. (Watson). The infringement claims relate to Watson's ANDA seeking approval to market a generic versions of NUCYNTA® oral solution before the expiration of the '593 Patent and the '364 Patent. Watson asserted counterclaims of non-infringement and patent invalidity as to each of the patents asserted.

        All of the foregoing actions have been consolidated for pretrial purposes in the before the Honorable Claire C. Cecchi. At the time that the actions were commenced, Janssen was the exclusive U.S. licensee of the patents referred to above. On April 2, 2015, we acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen. As part of the acquisition, we became the exclusive U.S. licensee of the patents referred to above. We have since been added as a plaintiff to the pending cases and is actively litigating them. Trial is currently set for March 2016.

Depomed v. Purdue Pharma and Depomed v. Endo Pharmaceuticals—Patent Infringement Litigation and Related Inter Partes Review Proceedings

        We have sued Purdue Pharma and Endo for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue's commercialization of reformulated OxyContin® in the U.S. and Endo's commercialization of OPANA® ER in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the '475 Patent) and 6,635,280 (the '280 Patent), which expire in September 2016. We sued Endo in April 2013 for infringement of the '475 Patent, the '280 Patent and U.S. Patent No. 6,723,340 (the '340 Patent), which expires in October 2021. On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue's appeal of the U.S. Patent Trial and Appeal Board's (PTAB) Final Written Decision described below.

        In response to two petitions filed by Purdue and six petitions filed by Endo, the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB) has instituted inter partes reviews (each, an IPR) of certain of the claims asserted in the Company's lawsuits against Purdue and Endo. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB's decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

        In the IPRs initiated by Purdue, on July 10, 2014, the PTAB declined to institute an IPR as to two claims of the '475 patent and two claims of the '280 Patent. The PTAB instituted an IPR as to the other 15 claims of the '475 Patent and as to the other 10 claims of the '280 Patent asserted against Purdue. On October 14, 2014, we submitted written responses to the Petitions, and on December 22, 2014, Purdue submitted replies. A PTAB hearing was held on March 19, 2015. On July 8, 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue. On August 3, 2015, Purdue filed notices of appeal to the CAFC, and filed its principal appeal brief on October 5, 2015. We filed our principal appeal brief on November 19, 2015, and Purdue filed its reply appeal brief on December 7, 2015. Oral argument before the CAFC was held on February 4, 2015.

        Endo filed two IPR petitions for each of the '475 Patent, the '280 Patent and the '340 Patent. The PTAB declined to institute an IPR as to three of Endo's petitions. The PTAB also declined to institute an IPR as to five claims of the '475 Patent, three claims of the '280 Patent and one claim of the '340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the '475 Patent, as to the other ten claims of the '280 Patent and as to the other eight claims of the '340 patent asserted against Endo. On September 16, 2015, the PTAB issued a final decision finding un-patentable eight of the nine challenged claims of the '340 Patent. We have appealed that decision to the CAFC. The CAFC has not set a briefing schedule. On September 21, 2015, the PTAB issued final decisions confirming the patentability of all claims at issue of the '475 and '280 Patents. Endo has not appealed these decisions.

        We have entered into an agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. Under the terms of the Grünenthal agreement, we have entered into a settlement agreement with Endo to resolve the Endo lawsuit. As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including Depomed's ongoing patent infringement lawsuit against Endo. The settlement agreement grants Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. The settlement agreement with Endo became effective on December 30, 2015.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

        On July 7, 2015, we received an unsolicited, highly conditional proposal from Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) to acquire all of our outstanding shares of in an all-stock transaction (the Proposal). On July 12, 2015, our Board of Directors adopted certain bylaw amendments, as well as a Rights Agreement. On August 3, 2015, Horizon filed suit in the Superior Court for the State of California against us and the members of our Board, alleging that the bylaw amendments and the Rights Agreement violate the California Corporations Code and are thus unenforceable, and that the Board's actions in adopting these constituted a breach of fiduciary duty. Horizon moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement. The court denied the motion on November 19, 2015. A case management conference has been scheduled for March 2016, and no trial date has been set.

        Also on August 3, 2015, we filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law by based on Horizon's possession and misuse of confidential information it obtained from Janssen Pharma under a confidentiality agreement (the Confidentiality Agreement) that Horizon entered into in connection with its failed attempt to acquire the U.S. rights to NUCYNTA®, which we acquired from Janssen on April 2, 2015. On September 15, 2015, we filed an amended complaint. We have moved for a preliminary injunction to prevent Horizon from continuing with its unsolicited acquisition takeover attempt with the benefit and misuse of confidential information relating to NUCYNTA pending a trial on the merits of our claim. The court granted our motion on November 19, 2015. A case management conference has been scheduled for March 2016, and no trial date has been set.

Inter Partes Review Petition

        On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) filed with the PTAB a petition to request an Inter Partes review (the IPR Petition) of the '364 Patent. The PTAB is expected to make a decision regarding institution of an Inter Partes review within approximately six months after the filing date.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol "DEPO." The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2014 to December 31, 2015.

	High	Low
2015
First Quarter	$25.54	$15.41
Second Quarter	$28.16	$19.59
Third Quarter	$33.74	$15.45
Fourth Quarter	$21.86	$15.03
2014
First Quarter	$15.39	$10.20
Second Quarter	$14.85	$10.29
Third Quarter	$15.51	$9.85
Fourth Quarter	$16.64	$13.55

        On February 23, 2016, the closing price of our common stock was $16.75. As of February 23, 2016, there were approximately 21 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder. As of March 20, 2015, the record date for our 2015 Annual Meeting of Shareholders, there were approximately 24,752 beneficial owners of our common stock.

Dividends

        We have never declared or paid any cash dividends on our common stock and are restricted from making dividend payments under our debt agreement relating to the senior secured notes.

Issuer Purchases of Securities

        None.

Unregistered Sales of Securities

        None.

Equity Compensation Plan Information

        The information under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 18, 2016, to be filed with the SEC, is incorporated herein by reference.

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
Among Depomed, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
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

	2015	2014	2013	2012	2011(1)
Consolidated Statement of Operations Data (in thousands):
Revenues:
Product sales	$341,750	$114,219	$58,302	$27,483	$41,178
Royalties	985	1,821	45,003	44,535	9,997
License and other revenue(2)	—	31,515	12,796	18,798	81,798
Non-cash PDL royalty revenue(2)	—	242,808	18,104	—	—

Total revenues	342,735	390,363	134,205	90,816	132,973

Total costs and expenses	393,135	153,549	124,888	121,169	102,275
Income (loss) from operations	(50,400)	236,814	9,317	(30,353)	30,698
Net income (loss) before income taxes	(123,237)	213,108	4,580	(29,872)	71,122
(Provision for) benefit from income taxes	47,499	(81,346)	38,733	91	(396)
Net income (loss)	$(75,738)	$131,762	$43,313	$(29,781)	$70,726
Basic net income (loss) per share	$(1.26)	$2.26	$0.76	$(0.53)	$1.30
Diluted net income (loss) per share	$(1.26)	$2.05	$0.75	$(0.53)	$1.26
Shares used in computing basic net income (loss) per share	60,116,530	58,292,633	56,736,009	55,892,563	54,562,820
Shares used in computing diluted net income (loss) per share	60,116,530	66,307,364	57,543,979	55,892,563	56,089,796

	2015	2014	2013	2012	2011(1)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$209,768	$566,402	$276,017	$77,892	$139,793
Total assets	1,363,432	711,065	508,653	141,653	164,372
Total current liabilities(2)(3)	219,632	57,499	156,857	36,681	39,840
Deferred revenue, non-current portion(2)	—	—	12,475	15,516	17,932
Liability related to the sale of future royalties and milestones, less current portion(2)	—	—	177,624	—	—
Contingent consideration liability, non-current	11,653	14,252	11,264	1,342	—
Other long-term liabilities	10,584	12,387	13,017	4,178	—
Accumulated earnings (deficit)	(28,024)	47,714	(84,048)	(127,361)	(97,580)
Total shareholders' equity	315,055	364,447	137,416	83,936	105,918

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

(3)
The increase in total current liabilities as of December 31, 2015 is primarily due to the acquisition of NUCYNTA®. Total current liabilities as of December 31, 2013 included income taxes payable of $61.9 million and liability related to sale of future royalties of $49.5 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise our current specialty pharmaceutical business are NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate, and NUCYNTA® (tapentadol), a product for management of moderate to severe acute pain in adults, each of which we acquired the U.S rights to in April 2015 (collectively, the NUCYNTA® Acquisition), Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain that we acquired in June 2012, and Lazanda® (fentanyl nasal spray), a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013. We actively seek to expand our product portfolio through in-licensing, acquiring or obtaining co-promotion rights to commercially available products or late-stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

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

        As of December 31, 2015, we have one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain. We acquired US and Canadian rights to cebranopadol in December 2015. Cebranopadol has completed seven Phase 2 studies. We expect to have an end of Phase 2 meeting with the FDA in 2016 and to initiate Phase 3 trials with cebranopadol in 2017.

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

  Product Sales

        We sell our commercial products to wholesale distributors and pharmacies. Products sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer.

  Product Sales Allowances

        We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

  •
  Product Returns—We allow customers to return product for credit on returned product that is within six months before and up to 12 months after its product expiration date. We estimate product returns on NUCYNTA® ER, NUCYNTA®, Gralise®, CAMBIA®, Zipsor®, and Lazanda®. Under the terms of the CAMBIA® Asset Purchase Agreement, we also assumed financial responsibility for returns of CAMBIA® product previously sold by Nautilus. We also estimate returns on sales of Glumetza made by us through August 2011, as we are financially responsible for return credits on Glumetza product we shipped as part of the our commercialization with Santarus in August 2011. Under the terms of the Zipsor® Asset Purchase Agreement, we also assumed financial responsibility for returns of Zipsor® product previously sold by Xanodyne. We did not assume financial responsibility for returns of NUCYNTA® ER or NUCYNTA® product previously sold by Janssen Pharma or Lazanda® product previously sold by Archimedes. See Note 14 of the Notes to Financial Information for further information on the acquisition of NUCYNTA® ER, NUCYNTA, Zipsor®, CAMBIA® and Lazanda®.

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

        We believe our estimates related to gross-to-net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs, managed care rebates and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors.

        Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations and financial position.

        A roll-forward of our product sales allowances for the three years ended December 31, 2015 is as follows:

(in thousands)	Contract Sales Discounts(1)	Product Returns(2)	Cash Discounts	Total
Balance at December 31, 2012	$4,250	$10,831	$78	$15,159
Revenue Allowances:
Acquisition of CAMBIA®	—	930	—	930
Provision related to current period sales(2)	20,419	5,709	1,719	27,847
Changes in estimates related to sales made in prior years	—	(34)	—	(34)
Payments and credits related to sales made in current period	(12,132)	—	(1,484)	(13,616)
Payments and credits related to sales made in prior periods	(4,250)	(6,227)	(79)	(10,556)

Balance at December 31, 2013	$8,287	$11,209	$234	$19,730

Revenue Allowances:
Provision related to current period sales(2)	60,701	8,668	3,748	73,117
Changes in estimates related to sales made in prior years	—	781	—	781
Payments and credits related to sales made in current period	(40,007)	—	(3,180)	(43,187)
Payments and credits related to sales made in prior periods	(8,286)	(5,643)	(235)	(14,164)

Balance at December 31, 2014	$20,695	$15,015	$567	$36,277

Revenue Allowances:
Provision related to current period sales(2)	191,991	13,759	11,289	217,039
Changes in estimates related to sales made in prior years	—	297	—	297
Payments and credits related to sales made in current period	(88,961)	—	(9,829)	(98,790)
Payments and credits related to sales made in prior periods	(20,694)	(11,044)	(569)	(32,307)

Balance at December 31, 2015	$103,031	$18,027	$1,458	$122,516

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

Non-Cash Interest Expense on PDL Liability

        In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. We had significant continuing involvement in the PDL transaction until September 30, 2014, primarily due to our obligation to act as the intermediary for the supply of 1000 mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of our significant continuing involvement, the $240.5 million payment received from PDL was accounted for as debt until September 30, 2014, and we were required to amortize the debt using the interest method over the life of the arrangement. In order to determine the amortization of this debt, we were required to estimate the total amount of future royalty payments to be received by PDL and payments we were required to make to PDL, if any, over the life of the agreement. The sum of these amounts less the $240.5 million proceeds we received was recorded as interest expense over the life of the royalty obligation. Consequently, we imputed interest on the transaction and recorded interest expense using an estimated interest rate to reflect an arms-length debt transaction. Our estimate of the interest rate under the agreement was based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%. The non-cash royalty revenues and non-cash interest expense were included in our consolidated statement of operations over the term of the PDL agreement until September 30, 2014.

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

Research and Development Expense and Accruals

        Research and development expenses include related salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations. Our expense accruals for clinical trials are based on estimates of the services received from third parties including but not limited to clinical trial centers and clinical research organizations. If possible, we obtain information regarding unbilled services directly from service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred.

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

        Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset's life cycle, the impact of competitive trends on each asset's life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

Income Taxes

        Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

        We are subject to examination of its income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. We have applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

Debt

        On April 2, 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) among us and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. We used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. We incurred debt issuance costs of $0.5 million during 2015.

        On September 9, 2014, we issued and sold $345.0 million aggregate principal amount of convertible senior notes in a public offering (the Convertible Notes). The convertible debt offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The 2021 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC

Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. See "Note 8—Debt" of the Notes to Consolidated Financial Statements for further information regarding the 2021 Notes.

RESULTS OF OPERATIONS

        Our results of operations in 2015 differ significantly from our reported results for 2014 and 2013. In October 2013, we sold our interests in royalties and milestone payments related to certain license agreements in the Type 2 diabetes area to PDL for $240.5 million. In 2013, we reflect nine months of royalty revenue for Glumetza and Janumet XR and three months of non-cash royalty revenue and non-cash interest expense related to the sale of future royalties to PDL. In 2014, we reflect nine months of non-cash PDL royalty revenue and non-cash interest expense on PDL liability. Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within "Non-cash PDL royalty revenue" in the accompanying Consolidated Statement of Operations.

        In December 2015, we acquired the U.S. and Canadian rights to cebranopadol resulting in recognition of a one-time non-cash gain on settlement agreement in the fourth quarter of $29.9 million in addition to the $25 million in cash that we paid at the time of the acquisition in the fourth quarter. The total expense of $54.9 million is recorded in "acquired in-process research and development" in the accompanying consolidated statements of operations.

        In addition, we acquired Zipsor® in June 2012, Lazanda® in June 2013, CAMBIA® in December 2013 and NUCYNTA® in April 2015. Zipsor® revenue and expense is reflected in our results of operations for an entire year in 2015, 2014 and 2013. Lazanda® revenue and expense is reflected in our results of operations for an entire year in 2015, 2014 but only for the second half of 2013. CAMBIA® revenue and expense is reflected in our results of operations for an entire year in 2015 and 2014 but only for a partial month in December 2013. NUCYNTA® revenue and expense for the nine months following the acquisition is reflected in our results of operations for the year ended December 31, 2015.

Revenues

        Total revenues are summarized in the following table (in thousands):–

	2015	2014	2013
Product sales:
NUCYNTA products	$189,854	$—	$—
Gralise	81,054	60,411	36,188
Zipsor	25,705	25,155	20,341
CAMBIA	27,426	21,681	555
Lazanda	17,711	6,972	1,218

Total product sales	341,750	114,219	58,302
Royalties:
Glumetza US	—	—	42,060
Others	985	1,821	2,943

Total royalty revenue	985	1,821	45,003
Non-cash PDL royalty revenue	$—	$242,808	$18,104

Total Non-cash revenue	—	242,808	18,104
License and Other revenue:
Glumetza	$—	$15,515	$3,041
Mallinckrodt	—	15,000	5,000
Janssen	—	—	3,554
Other	—	1,000	1,201

Total license and other revenue:	—	31,515	12,796

Total revenues	$342,735	$390,363	$134,205

Product sales

        NUCYNTA®.    We closed the acquisition of the NUCYNTA® franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA® for Janssen, and we re-launched NUCYNTA® with our increased sales force in mid-June 2015. In conjunction with the acquisition, Janssen was responsible for certain rebates in an amount estimated to be $10 million, which was treated as a reduction in the purchase consideration for NUCYNTA®. Accordingly, the NUCYNTA® product net sales of $189.9 million in 2015 reflect the deduction of these rebates during the second quarter. We were responsible for such product rebates commencing in the third quarter and are responsible for such product rebates for all future periods. We expect NUCYNTA® product sales and prescriptions to increase from current levels in 2016.

        Gralise®.    In October 2011, we announced the commercial availability of Gralise® and began distributing Gralise® to wholesalers and retail pharmacies. The increase in Gralise® product sales in 2015 is primarily a result of higher prescription demand and price increases. We expect Gralise® product sales and prescriptions to increase in 2016.

        CAMBIA®.    We began shipping and recognizing product sales on CAMBIA® in December 2013. We began commercial promotion of CAMBIA® in February 2014. We expect CAMBIA® product sales and prescriptions to increase in 2016. The increase in CAMBIA product sales in 2015 is primarily a result of higher prescription demand and, to a lesser extent, price increases.

        Zipsor®.    We began shipping and recognizing product sales on Zipsor® at the end of June 2012. We began commercial promotion of Zipsor® in July 2012. The increase in Zipsor® product sales in 2015 is the result of price increases. We expect Zipsor® product sales to increase in 2016.

        Lazanda®.    We began shipping and recognizing product sales on Lazanda® in August 2013. We began commercial promotion of Lazanda® in October 2013. The increase in Lazanda product sales in 2015 is primarily a result of higher prescription demand, higher bottles per prescription and, to a lesser extent, price increases. We expect Lazanda® product sales and prescriptions to increase in 2016.

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

        In August 2012, we entered into a license agreement with Janssen Pharma relating to NUCYNTA® ER in the United States, Canada and Japan, and currently receive a low single digit royalty on net sales of NUCYNTA® ER, which began in the third quarter of 2012. We will not receive any royalties from Janssen Pharma on net sales of NUCYNTA® ER in the United States for any period after the consummation of the NUCYNTA® acquisition.

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

        In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million contingent payment to us, which we received in April 2014. This $10.0 million contingent payment was recognized as revenue during the three months ended March 31, 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155, and this acceptance triggered a $5.0 million contingent payment to us, which we received in June 2014. This $5.0 million contingent payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, we will receive a $10.0 million contingent payment. We receive high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

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

Licensing and Development Agreements Sold to PDL in October 2013

        In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United

States; (b) Merck with respect to sales of Janumet® XR; (c) Janssen with respect to potential future development milestones and sales of Janssen's investigational fixed-dose combination of Invokana® and extended-release metformin; (d) Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG and Valeant SRL for sales of extended-release metformin in Korea and Canada, respectively. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

Cost of Sales

        Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third-parties, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Total cost of sales for 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Cost of Sales	$67,898	$15,146	$7,091
Dollar change from prior year	52,752	8,055
Percentage change from prior year	348.3%	113.6%

        Cost of sales increased in 2015 principally as a result of the acquisition of NUCYNTA in April 2015. The fair value of inventories acquired included a step up in the value of NUCYNTA inventories of $5.9 million which was amortized to cost of sales during 2015, as the acquired inventories were sold. We expect cost of sales to increase in 2016 as we expect product sales to increase from current levels. We expect cost of sales for NUCYNTA to be approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales will average approximately 10% for Gralise, CAMBIA, Lazanda and Zipsor, combined.

        Cost of sales increased in 2014 as a result of increased sales of Gralise® and the acquisition of CAMBIA® and Lazanda® products in 2013. We began selling CAMBIA® in December 2013. The fair value of inventories acquired included a step-up in the value of CAMBIA® inventories of $3.7 million which was being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of CAMBIA® was $3.5 million and $0.2 million in 2014 and 2013, respectively. We began selling Lazanda® in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda® inventories of $0.6 million which is being amortized to cost of sales as the acquired inventories are sold. The cost of sales related to the step-up value of Lazanda® was $0.2 million, $0.3 million and $0.1 million in 2015, 2014 and 2013, respectively. The fair value of inventories acquired included a step-up in the value of Zipsor® inventories of $1.9 million, of which $0.7 million was amortized to cost of sales in 2013 and $1.2 million was amortized to cost of sales in 2012.

Research and Development Expense

        Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA's requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for 2015, 2014, and 2013 was as follows (in thousands):

	2015	2014	2013
Research and development expense	$17,541	$7,116	$8,073
Dollar change from prior year	10,425	(957)
Percentage change from prior year	146.5%	–11.9%
Acquired in-process research and development	$54,900	—	—

        Research and development costs in 2015 increased compared to 2014 due to the expenses associated with pediatric clinical trials for NUCYNTA®, Cambia® and Zipsor®. The decrease in research and development expense in 2014 as compared to 2013 was primarily driven by lower costs associated with our Sefelsa program, which ceased in the first quarter of 2013.

        The acquired in-process research and development costs represent the acquisition of cebranopadol. The total expense of $54.9 million consists of $25 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one-time accounting adjustment to recognize the total non-cash fair value of each of the elements of the Settlement reached with Endo.

        We expect research and development expense in 2016 to be $30 million to $40m, excluding stock compensation. The increase will result primarily from on-going pediatric studies relating to NUCYNTA® and CAMBIA® that we intend to expand in 2016 and from expected research and development expense in 2016 with respect to the development of cebranopadol. We expect research and development expense relating to cebranopadol to substantially increase in 2017 as we commence expected Phase 3 clinical trials.

Selling, General and Administrative Expense

        Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows (in thousands):

	2015	2014	2013
Selling, general and administrative expense	$199,352	$121,126	$105,176
Dollar change from prior year	78,226	15,950
Percentage change from prior year	64.6%	15.2%

        The increase in selling, general and administrative expense in 2015 as compared to the same period in 2014 was primarily due to sales and marketing expense related to NUCYNTA®, which we acquired in April 2015, transaction fees related to the NUCYNTA® acquisition of approximately $12.3 million, higher legal expenses related to our ongoing patent litigation and approximately $11.9 million with respect to our defense of the unsolicited takeover attempt by Horizon Pharma.

        The increase in selling, general and administrative expense in 2014 as compared to the same period in 2013 was primarily due to sales and marketing expense related to Lazanda® and CAMBIA® which we acquired in July 2013 and December 2013, respectively, and higher legal expenses related to our ongoing patent litigation.

        We expect selling, general and administrative expenses to increase in 2016 over 2015 levels, primarily as a result of incurring four quarters of NUCYNTA® expenses in 2016.

Amortization of Intangible Assets

(In thousands)	2015	2014	2013
Amortization of intangible assets—NUCYNTA	$74,080	$—	$—
Amortization of intangible assets—Zipsor	2,964	3,858	3,853
Amortization of intangible assets—Lazanda	1,164	1,167	484
Amortization of intangible assets—CAMBIA	5,136	5,136	211

	$83,344	$10,161	$4,548

        Amortization expense increased in 2015 compared to 2014 due to the acquisition of NUCYNTA®. The increase in amortization expense in 2014 compared to 2013 was the result of a full year of amortization relating to Lazanda and CAMBIA, products that were acquired in mid to late 2013.

Interest Income and Expense

(In thousands)	2015	2014	2013
Interest and other income	$599	$215	$662
Interest expense	(73,436)	(9,275)	(911)
Non-cash interest expense on PDL liability	—	(14,646)	(4,488)

Net interest expense	$(72,837)	$(23,706)	$(4,737)

        The increase in interest expense in 2015 reflects a full year of interest expense for the Convertible Notes that were issued in September 2014 and nine months of interest on the $575 million principal amount of the Senior Notes that were issued April 2, 2015. We expect interest expense to increase in 2016 as a result of a full 12 months of interest on the Secured Notes, however, unless we use our cash to fund a future acquisition, we expect to prepay $100 million of the Senior Notes in April 2016. Any such prepayment will be subject to a prepayment premium of 5% of the principal amount of the Senior Notes to be prepaid. If we prepay this amount of principal interest expense in 2016 will still exceed that of 2015, however, the increase in interest expense will be reduced to the extent that we prepay principal on the Secured Notes.

        The decrease in interest and other income for the year ended December 31, 2014 compared to the year ended December 31, 2013 is attributable to a $0.5 million gain from a bargain purchase relating to the CAMBIA® acquisition recorded in 2013, partially offset by higher interest income. Interest and other income for 2012 includes $0.1 million in respect of the gain from a bargain purchase relating to the Zipsor® acquisition. The increase in non-cash interest expense on liability related to sale of future royalties for the year ended December 31, 2014 compared to the year ended December 31, 2013 is attributable to the royalty sale transaction that we completed in October 2013. The non-cash interest expense for the year ended December 31, 2014 includes the imputed interest expense until September 30, 2014, the date through which we were required to account for the royalty sale transaction as debt.

        The increase in interest expense in 2014 compared to 2013 primarily relates to the Convertible Notes issued in September 2014. Interest expense also includes $2.4 million recorded in 2014 for the change in the fair value of the contingent consideration obligations.

Income Tax Provision (Benefit)

        During 2015, we provided income tax benefit of approximately $47.5 million that represents an effective tax rate of 38.6% on income from continuing operations. The difference between income tax benefit of $47.5 million and the tax at the statutory rate of 35% on current year operations is principally due to state income tax, non-deductible stock and a change in valuation allowance.

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

        During 2013, we recognized an income tax benefit of approximately $38.7 million which resulted primarily from our reversal of a valuation allowance on all of our U.S. federal deferred tax assets and most of our state deferred tax assets. Our 2013 effective tax rate from continuing operations was (846) %. The tax benefit represents a reversal of a valuation allowance on a significant portion of our U.S. federal and state deferred assets resulting in a deferred tax benefit of $103.2 million, offset by a current income tax provision of $64.5 million.

Non-GAAP Financial Measures

        To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non-GAAP adjusted earnings and non-GAAP adjusted earnings per share, non-GAAP financial measures, as useful operating metrics for 2015, 2014 and 2013. We believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information to investors. We use these non-GAAP measures in connection with our own planning and forecasting purposes and for measuring our performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted earnings and non-GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) non-cash interest expense on the liability related to the sale of future royalties and milestones to PDL, (3) amortization, IPR&D and non-cash adjustments related to product acquisitions, (4) stock-based compensation expense, (5) non-cash interest expense related to debt, (6) costs associated with the Company's defense against the Horizon Pharma hostile takeover bid, (7) adjustments associated with legal settlements, and to adjust (8) the income tax provision to reflect the estimated amounts payable or receivable in cash. Non-GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude (1) non-cash PDL royalty revenue, net of related costs, (2) interest income (3) interest expense, (4) amortization, IPR&D and non-cash adjustments related to product acquisitions, (5) stock-based compensation expense, (6) depreciation, (7) taxes, (8) adjustments related to legal settlements, (9) costs associated with the our defense against the Horizon Pharma hostile takeover bid and (10) transaction costs associated with product acquisitions. Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

        The following table reconciles our GAAP net income to non-GAAP adjusted income for 2015, 2014 and 2013:

(in thousands, except per share amounts)	2015	2014	2013
GAAP net income	$(75,738)	$131,762	$43,313
Non-cash PDL royalties, net of related costs	—	(241,714)	(17,909)
Non-cash interest expense on PDL liability	—	14,646	4,488
Non-cash interest expense on convertible debt	15,630	4,200	—
Product sales benefit related to product acquisitions	9,978	—	—
Acquired in process research and development	54,900	—	—
Gain on settlement agreement	(29,900)	—	—
Horizon defense costs	11,869	—	—
Amortization related to product acquisitions	87,990	16,853	6,352
Stock based compensation	14,228	8,930	6,108
Non-cash income tax adjustment	(41,137)	81,345	(38,733)

Non-GAAP adjusted earnings	$47,820	$16,022	$3,619
Add interest expense of convertible debt, net of tax(1)	8,624	—	—

Numerator	56,444	16,022	3,619
Shares used in calculation(1)	81,099	66,307	57,544
Non-GAAP adjusted earnings per share	$0.70	$0.26	$0.06

(1)
We use the if-converted method to compute diluted earnings per share with respect to its convertible debt. There was no add-back of interest expense or additional dilutive shares related to the convertible debt for the twelve months ended December 31, 2014, as the effect is anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(In thousands)	2015	2014
Cash, cash equivalents and marketable securities	$209,768	$566,402

        The decrease in cash, cash equivalents and marketable securities during 2015 is primarily attributable the NUCYNTA acquisition. We placed $500.0 million into escrow during the three months ended March 31, 2015 which was applied to the purchase price at closing on April 2, 2015. The balance of the purchase price was financed from the proceeds from the sale of the Senior Notes. The decrease in cash, cash equivalents and marketable securities in 2015 was primarily off-set by increases in cash and cash equivalents and marketable securities resulting from net sales of NUCYNTA® and our other products. Unless we use our cash to fund a future acquisition, we expect to prepay $100 million of the Senior Notes in April 2016. Any such prepayment will be subject to a prepayment premium of 5% of the principal amount of the Senior Notes to be prepaid.

        Since inception through December 31, 2015, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales. In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In September 2014, we issued $345 million aggregate principal amount of convertible notes due 2021 (the Convertible Notes) resulting in net proceeds to us of $334.2 million.

        We incurred a loss for the year ended December 31, 2015 and may incur operating losses in future years. We believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Senior Notes and the Convertible Notes. We base this expectation on our current operating plan, which may change as a result of many factors.

        Our cash needs may vary materially from our current expectations because of numerous factors, including:

  •
  acquisitions or licenses of complementary businesses, products, technologies or companies;

  •
  sales of our marketed products;

  •
  expenditures related to our commercialization of Gralise®, CAMBIA®, Zipsor®, Lazanda® and the NUCYNTA®. franchises;

  •
  milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

  •
  interest and principal payments on our Senior Notes and Convertible Notes and any other indebtedness we may incur.

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

        The following table summarizes our cash flow activities (in thousands):

	As of December 31,
(In thousands)	2015	2014	2013
Cash provided by (used in) operating activities	$143,892	$(55,917)	$9,754
Cash (used in) provided by investing activities	(1,108,051)	(47,307)	(38,036)
Cash provided by financing activities	576,575	347,218	243,880

Cash Flows from Operating Activities

        Cash provided by operating activities during 2015 was approximately $143.9 million, compared to cash used in operating activities of $55.9 million during 2014. The large increase in cash provided by operating activities during the twelve months ended December 31, 2015 was primarily due to cash collections as a result of higher product sales following the NUCYNTA acquisition and, to a lesser extent, the result of timing associated with the payment of our managed care rebates, our royalty payments to Grunenthal and our interest payments on our convertible debt. The Grunenthal royalties and the interest on the convertible debt are payable twice yearly in the first and third quarters.

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

Cash Flows from Investing Activities

        Net cash used in investing activities during 2015 was $1.1 billion compared to cash used by investing activities of $47.3 million during 2014. Cash used in investing activities during the during 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA® Acquisition and $25 million paid for the cebranopadol acquisition off-set by a net cash inflow from the maturities of marketable securities. Net cash used in investing activities during 2014 was approximately $47.3 million primarily due to higher purchases of marketable securities relative to maturities of marketable securities. Net cash used in investing activities during 2013 was approximately $38.0 million, which was primarily due to cash used in the Lazanda® and CAMBIA® acquisitions offset by higher proceeds from maturities of marketable securities relative to purchases of marketable securities.

Cash Flows from Financing Activities

        Cash provided by financing activities during 2015 was approximately $576.6 million and consisted primarily of $562.0 million of net proceeds received from the issuance of the Senior Notes and $10 million of proceeds received from employee option exercises. Cash provided by financing activities during 2014 was $347.2 million, primarily due to $334.2 million of net proceeds received from the issuance of the 2021 Notes and $9.8 million of proceeds received from employee option exercises. Cash provided by financing activities during 2013 was approximately $243.9 million, which was primarily due to the sale of our interests in royalty and milestone payments to PDL for $240.5 million, with the remaining $3.7 million consisting of proceeds from employee option exercises.

Contractual Obligations

        As of December 31, 2015, our contractual obligations are shown in the following table (in thousands):

	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
Senior Notes—principal	$—	$57,500	$230,000	$287,500	$575,000
Senior Notes—interest	62,843	122,200	87,825	30,048	302,916
Convertible Debt—principal	—	—	—	345,000	345,000
Convertible Debt—interest	8,625	17,250	17,250	8,625	51,750
Operating leases(1)	4,442	5,725	3,199	3,245	16,611
Purchase commitments	17,823	2,200	2,200	—	22,223

	$93,732	$204,875	$340,475	$674,418	$1,313,500

(1)
Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

        At December 31, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $17.8 million under our manufacturing agreements related to NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda®. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

        In April 2012, we entered into an office and laboratory lease agreement with BMR-Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The initial term of the lease is approximately ten years. We will pay approximately $14.1 million in aggregate as rent over the term of the lease to the landlord. As part of the lease, BMR agreed to provide various financial allowances so that we could build laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we were obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. We leased this additional space commencing July 2015. The lease will expire on November 30, 2022. However, we have the right to renew the lease for one additional five year term, provided that written notice is made to BMR no later than 12 months prior to the lease expiration. We will have the one-time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016. In the event of such termination, we will pay BMR the unamortized portion of the tenant improvement allowance, specified additional allowances, waived base rent and leasing commissions, in each case amortized at 8% interest.

OFF-BALANCE SHEET ARRANGEMENTS

        None.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard prospectively as of October 1, 2015 and, consequently the presentation of current deferred tax assets of $9.6 million as of December 31, 2014 has not been adjusted.

        In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period's financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose the amount of such adjustment that related to prior periods. ASU 2015-16 is effective prospectively for annual and interim periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-16 to materially affect our consolidated financial statements.

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

        In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2016. The adoption of this guidance will have not have a material impact on the presentation of debt liability and debt issuance costs in the Company's Balance Sheet in future periods.

        In May 2014, the FASB issued guidance which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We is currently assessing the impact that adopting this new accounting guidance will have on our condensed consolidated financial statements and footnote disclosures and plans to adopt this guidance on January 1, 2018.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We had cash and cash equivalents totaling $209.80 million as of December 31, 2015. A significant portion of our cash and cash equivalents were invested in corporate debt securities and money market funds. Cash and cash equivalents are held for working capital purposes.

        We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the three month LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $3.5 million per year. As of December 31, 2015, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

        The goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term corporate debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

Foreign Currency Risk

        We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2015. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning on page 71 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K.

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

  (b)
  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

  (c)
  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Depomed, Inc.

        We have audited Depomed, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Depomed, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Depomed, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Redwood City, California
February 26, 2016

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to executive officers, directors and corporate governance matters is incorporated by reference to the information set forth under the captions "Executive Officers and Senior Management" and "Election of Directors" in the company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

        The section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement for the 2016 Annual Meeting of Shareholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

        The Board has adopted a Code of Business Conduct and Ethics that applies to all of the Company's employees, officers and directors, including its principal executive officer and its principal financial officer. A copy of the code is available on the Company's website at: http://www.depomed.com and any amendments to or waivers of the code will posted to such website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information set forth under the captions "Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.     Financial Statements

2.     Financial Statement Schedules

        Schedule II is included on page 126 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.     Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation

3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation

3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation

3.4	(4)	Amended and Restated Bylaws

3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock

3.6	(4)	Certificate of Amendment to Certificate of Determination of Preferences and Rights of Series RP Preferred Stock

3.7	(19)	Certificate of Amendment to Certificate of Determination of Preferences and Rights of Series A Preferred Stock

4.1	(16)	Senior Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee

4.2	(16)	First Supplemental Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 9, 2014

4.3	(4)	Rights Agreement dated as of July 12, 2015 between the Company and Continental Stock Transfer & Trust Company

10.1	(5)	Offer Letter, dated June 14, 2006, between the Company and Matthew M. Gosling

10.2	(6)	Form of Indemnification Agreement between the Company and its directors and executive officers

10.3	(* )	Second Amended and Restated 2004 Equity Incentive Plan

10.4	(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan

10.5	(14)	2004 Employee Stock Purchase Plan, as amended

10.6	(7)	Offer Letter, dated April 3, 2011, between the Company and James A. Schoeneck

†10.7	(8)	Commercial Manufacturing Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.

†10.8	(8)	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.

10.9	(10)	Offer Letter dated January 13, 2012 between the Company and August J. Moretti

10.10	(11)	Lease dated April 4, 2012 between the Company and BMR-Pacific Research Center LP

10.11	(12)	Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc.

†10.12	(13)	Asset Purchase Agreement, dated July 29, 2013, among the Company, Archimedes Pharma US Inc., Archimedes Pharma Ltd. and Archimedes Development Ltd.

Exhibit	Footnote	Description of Document
†10.13	(14)	Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc.

†10.14	(14)	Asset Purchase Agreement, dated December 17, 2013 between the Company and Nautilus Pharmaceuticals, Inc.

10.15	(20)	2014 Omnibus Incentive Plan and Forms of Award Documents

10.16	(20)	Depomed, Inc. Annual Bonus Plan, as adopted on February 5, 2015

10.17	(15)	Non-employee Director Compensation and Grant Policy

10.18	(* )	Form of Management Continuity Agreement between the Company and its executive officers

10.19	(17)	Offer Letter dated as of July 14, 2014 between the Company and Srinivas G. Rao, M.D., Ph.D.

10.20	(17)	Offer Letter dated as of July 31, 2014 between the Company and Richard Scott Shively

10.21	(16)	Underwriting Agreement dated as of September 3, 2014 between the Company and Morgan Stanley & Co. LLC and RBC Capital Markets, LLC., as representatives of the several underwriters named therein

†10.22	(20)	Asset Purchase Agreement dated January 15, 2015 between the Company and Janssen Pharmaceuticals, Inc.

†10.23	(18)	Note Purchase Agreement dated March 12, 2015 among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. And Phemus Corporation and Deerfield Design Fund III, L.P., as collateral agent

†10.24	(18)	Transitional Supply Agreement dated April 2, 2015 among the Company and Janssen Pharmaceuticals, Inc. and Janssen Ortho LLC

†10.25	(18)	Supply Agreement dated April 2, 2015 between the Company and Normaco, Inc.

†10.26	(18)	Pledge and Security Agreement dated April 2, 2015 between the Company and Deerfield Private Design Fund III, L.P., a collateral agent

†10.27	(18)	Assignment and Consent Agreement dated January 13, 2015 between the Company and Grünenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grünenthal GmbH and Janssen Research and Development

+10.28	(* )	Consent and First Amendment to Note Purchase Agreement dated December 29, 2015 between the Company, Deerfield Private Design Fund III, L.P. and the parties thereto

12.1	(* )	Ratio of Earnings to Fixed Charges

21	(* )	List of Subsidiaries

23.1	(* )	Consent of Independent Registered Public Accounting Firm

24.1	(* )	Power of Attorney (included on signature page hereto)

31.1	(* )	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck

Exhibit	Footnote		Description of Document
31.2	(*	)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of August J. Moretti

32.1	(*	)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck

32.2	(*	)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti

101.INS			XBRL Instance Document

101.SCH			XBRL Taxonomy Extension Schema Document

101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF			XBRL Taxonomy Extension Definition Linkbase Document

101.LAB			XBRL Taxonomy Extension Labels Linkbase Document

101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-25445)

(2)
Incorporated by reference to the Company's Form 10-K filed on March 31, 2003

(3)
Incorporated by reference to the Company's Form 8-K filed on May 19, 2015

(4)
Incorporated by reference to the Company's Form 8-K filed on July 13, 2015

(5)
Incorporated by reference to the Company's Form 8-K filed on June 30, 2006

(6)
Incorporated by reference to the Company's Form 10-Q filed on November 9, 2006

(7)
Incorporated by reference to the Company's Form 10-Q filed on May 6, 2011

(8)
Incorporated by reference to the Company's Form 10-Q filed on November 7, 2011

(9)
Incorporated by reference to the Company's Form 8-K filed on January 17, 2012

(10)
Incorporated by reference to the Company's Form 10-K filed on March 8, 2012

(11)
Incorporated by reference to the Company's Form 10-Q filed on May 8, 2012

(12)
Incorporated by reference to the Company's Form 10-Q filed on August 3, 2012

(13)
Incorporated by reference to the Company's Form 10-Q filed on November 7, 2013

(14)
Incorporated by reference to the Company's Form 10-K filed on March 17, 2014

(15)
Incorporated by reference to the Company's Form 8-K filed on May 23, 2014

(16)
Incorporated by reference to the Company's Form 8-K filed on September 9, 2014

(17)
Incorporated by reference to the Company's Form 10-Q filed on November 6, 2014

(18)
Incorporated by reference to the Company's Form 10-Q/A filed on December 18, 2015

(19)
Incorporated by reference to the Company's Form 8-K filed on July 29, 2015

(20)
Incorporated by reference to the Company's Form 10-K filed on February 26, 2015

†
Confidential treatment granted

+
Confidential treatment requested

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newark, State of California, on the 26th day of February 2016.

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

Signature

/s/ JAMES A. SCHOENECK James A. Schoeneck	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ AUGUST J. MORETTI August J. Moretti	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
/s/ PETER D. STAPLE Peter D. Staple	Chairman of the Board of Directors	February 26, 2016
/s/ VICENTE ANIDO JR. Vicente Anido, Jr., Ph.D.	Director	February 26, 2016

Signature

/s/ KAREN A. DAWES Karen A. Dawes	Director	February 26, 2016
/s/ LOUIS J. LAVIGNE JR. Louis J. Lavigne Jr.	Director	February 26, 2016
/s/ SAMUEL R. SAKS, M.D. Samuel R. Saks, M.D.	Director	February 26, 2016
/s/ DAVID B. ZENOFF, D.B.A. David B. Zenoff, D.B.A.	Director	February 26, 2016

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Depomed, Inc.

        We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City California
February 26, 2016

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$101,084	$488,668
Short-term investments	108,684	70,773
Accounts receivable, net	71,125	27,008
Receivables from collaborative partners	562	1,070
Inventories	10,494	8,456
Income taxes receivable	6,358	4,030
Deferred tax assets, net	—	9,601
Prepaid and other current assets	10,665	8,014

Total current assets	308,972	617,620
Marketable securities, long-term	—	6,961
Property and equipment, net	14,794	7,055
Intangible assets, net	1,008,994	72,361
Deferred tax assets	22,995	—
Other assets	7,677	7,068

	$1,363,432	$711,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,805	$1,278
Accrued rebates, returns and discounts	121,058	35,710
Accrued liabilities	62,931	15,698
Contingent consideration liability	3,318	—
Interest payable	18,672	2,683
Other current liabilities	848	2,130

Total current liabilities	219,632	57,499
Contingent consideration liability	11,653	14,252
Senior Notes	563,473	—
Convertible Notes	243,035	229,891
Deferred tax liabilities, net, non-current	—	32,589
Other long-term liabilities	10,584	12,387
Commitments
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated and zero shares outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, no par value, 200,000,000 shares authorized; 60,787,309 and 59,293,428 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	264,511	239,961
Additional paid-in capital	78,622	76,809
Accumulated earnings (deficit)	(28,024)	47,714
Accumulated other comprehensive loss, net of tax	(54)	(37)

Total shareholders' equity	315,055	364,447

	$1,363,432	$711,065

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales	$341,750	$114,219	$58,302
Royalties	985	1,821	45,003
License and other revenue	—	31,515	12,796
Non-cash PDL royalty revenue	—	242,808	18,104

Total revenues	342,735	390,363	134,205
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	67,898	15,146	7,091
Research and development expense	17,541	7,116	8,073
Acquired in-process research and development	54,900	—	—
Selling, general and administrative expense	199,352	121,126	105,176
Amortization of intangible assets	83,344	10,161	4,548
Non-cash gain on settlement agreement	(29,900)	—	—

Total costs and expenses	393,135	153,549	124,888

Income (loss) from operations	(50,400)	236,814	9,317
Other (expense) income:
Interest and other income	599	215	662
Interest expense	(73,436)	(9,275)	(911)
Non-cash interest expense on PDL liability	—	(14,646)	(4,488)

Total other (expense) income	(72,837)	(23,706)	(4,737)
Net income (loss) before income taxes	(123,237)	213,108	4,580
(Provision for) benefit from income taxes	47,499	(81,346)	38,733

Net income (loss)	$(75,738)	$131,762	$43,313

Basic net income (loss) per share	$(1.26)	$2.26	$0.76
Diluted net income (loss) per share	$(1.26)	$2.05	$0.75
Shares used in computing basic net income (loss) per share	60,116,530	58,292,633	56,736,009
Shares used in computing diluted net income (loss) per share	60,116,530	66,307,364	57,543,979

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(75,738)	$131,762	$43,313
Unrealized gains (losses) on available-for-sale securities:
Unrealized (losses) gains during period, net of income taxes	(17)	(30)	(37)
Less: Reclassification adjustments for gains included to net income (loss), net of taxes	—	—	(1)

Net unrealized (losses) gains on available-for-sale securities	(17)	(30)	(38)

Comprehensive income (loss)	$(75,755)	$131,732	$43,275

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid- In Capital		Accumulated Earnings (Deficit)	Shareholders' Equity
	Shares	Amount
Balances at Dec. 31, 2012	56,383,713	$211,266	$—	$31	$(127,361)	$83,936
Issuance of common stock upon exercise of options	621,090	2,782	—	—	—	2,782
Issuance of common stock under employee stock purchase plan	222,062	966	—	—	—	966
Issuance of common stock in conjunction with vesting of restricted stock units	142,818	765	—	—	—	765
Stock-based compensation	—	5,345	—	—	—	5,345
Windfall tax benefit	—	—	347			347
Net income (loss)	—	—	—	—	43,313	43,313
Unrealized gain (loss) on available-for-sale securities	—	—	—	(38)	—	(38)

Balances at Dec. 31, 2013	57,369,683	$221,124	$347	$(7)	$(84,048)	$137,416
Issuance of common stock upon exercise of options	1,515,023	8,370	—	—	—	8,370
Issuance of common stock under employee stock purchase plan	177,036	1,536	—	—	—	1,536
Issuance of common stock in conjunction with vesting of restricted stock units	231,686	1,799	—	—	—	1,799
Stock-based compensation	—	7,132	—	—	—	7,132
Equity componenet of convertible debt issued, net of tax	—	—	73,272	—	—	73,272
Windfall tax benefit	—	—	3,190	—	—	3,190
Net income (loss)	—	—	—	—	131,762	131,762
Unrealized gain (loss) on available- for-sale securities	—	—	—	(30)	—	(30)

Balances at Dec. 31, 2014	59,293,428	$239,961	$76,809	$(37)	$47,714	$364,447
Issuance of common stock upon exercise of options	1,137,303	7,860	—	—	—	7,860
Issuance of common stock under employee stock purchase plan	164,674	2,462	—	—	—	2,462
Issuance of common stock in conjunction with vesting of restricted stock units	191,904	4,111	—	—	—	4,111
Stock-based compensation	—	10,117	—	—	—	10,117
Shares withheld for payment of employee's withholding tax liability	—	—	(2,812)	—	—	(2,812)
Equity component of convertible debt issued, net of tax	—	—	—	—	—	—
Windfall tax benefit	—	—	4,625	—	—	4,625
Net income (loss)	—	—	—	—	(75,738)	(75,738)
Unrealized gain (loss) on available- for-sale securities	—	—	—	(17)	—	(17)

Balances at Dec. 31, 2015	60,787,309	$264,511	$78,622	$(54)	$(28,024)	$315,055

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2015	2014	2013
Operating Activities
Net income (loss)	$(75,738)	$131,762	$43,313
Adjustments for non-cash items:
Non-cash interest expense on PDL liability	—	14,646	4,488
Non-cash PDL royalty revenue	—	(242,808)	(18,104)
Depreciation and amortization	85,737	12,025	6,161
Amortization of investments	358	288	783
Gain on bargain purchase	—	—	(484)
Provision for inventory obsolescence	224	—	347
Loss on disposal of property and equipment	38	19	—
Stock-based compensation	14,228	8,930	6,109
Change in fair value of contingent consideration and unfavorable contract	(2,625)	2,791	909
Accretion of debt discount	15,629	4,200	—
Deferred income tax provision (benefit)	(44,166)	87,378	(103,202)
Cash paid for in-process research and development	25,000	—	—
Excess tax benefit from stock-based compensation	(4,625)	(3,190)	347
Changes in assets and liabilities:
Accounts receivable	(44,117)	(15,453)	(7,838)
Receivables from collaborative partners	508	10,170	(726)
Inventories	9,329	1,689	4,266
Prepaid and other assets	6,085	(2,190)	1,540
Income taxes receivable	(2,332)	(4,030)	—
Accounts payable and other accrued liabilities	53,073	(4,750)	7,348
Accrued rebates, returns and discounts	85,348	17,143	3,485
Interest payable	15,992	2,683	—
Accrued compensation	5,946	171	2,063
Income taxes payable	—	(61,875)	62,222
Deferred revenue	—	(15,516)	(3,273)

Net cash (used in) provided by operating activities	143,892	(55,917)	9,754

Investing Activities
Purchases of property and equipment	(1,715)	(599)	(1,812)
Acquisition of business	(1,050,011)	—	(52,725)
Acquisition of in-process research and development	(25,000)	—	—
Acquisition of patents	—	—	(150)
Purchases of marketable securities	(116,209)	(73,754)	(37,746)
Maturities of marketable securities	84,884	27,046	53,056
Sales of marketable securities	—	—	1,341

Net cash (used in) provided by investing activities	(1,108,051)	(47,307)	(38,036)

Financing Activities
Proceeds from issuance of convertible debt	—	345,000	—
Convertible debt issuance costs	—	(10,775)	—
Proceeds from issuance of Senior Notes	562,063	—	—
Senior Notes issuance costs	(511)	—	—
Proceeds from sale of future royalties and milestones to PDL	—	—	240,500
Proceeds from issuance of common stock	10,398	9,803	3,727
Excess tax benefit from stock-based compensation	4,625	3,190	(347)

Net cash provided by financing activities	576,575	347,218	243,880

Net increase in cash and cash equivalents	(387,584)	243,994	215,598
Cash and cash equivalents at beginning of year	488,668	244,674	29,076

Cash and cash equivalents at end of year	$101,084	$488,668	$244,674

Supplemental Disclosure of Cash Flow Information
Net cash (received) paid for income taxes	$(4,048)	$58,318	$45
Cash paid for interest	$39,511	$—	$—
Non-cash consideration for in-process research and development	$29,900	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company's current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired the United States (U.S.) rights to in April 2015, (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that the Company acquired in July 2013.

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

        As of December 31, 2015, the Company has one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain.

Basis of Preparation

        The Company's consolidated financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or the Codification, which is the single source for all authoritative U.S. generally accepted accounting principles, or U.S. GAAP.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DR Sub, LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

        On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal GmbH (Grünenthal). The acquisition of these rights closed on December 30, 2015 at which point the Company assigned its rights under the agreement to Depo Bermuda, a Company which was formed in Bermuda on December 22, 2015.

        Depo NF Sub was formed on March 26, 2015, in connection with a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) governing the Company's issuance of $575.0 million aggregate principal amount of Senior Notes on April 2, 2015, for aggregate gross proceeds of approximately $562.0 million. On April 2, 2015, the Company and Depo NF Sub entered into a Pledge and Security Agreement with the Collateral Agent pursuant to which the Company and Depo NF Sub each granted the Collateral Agent (on behalf of the Purchasers) a security interest in substantially all of their assets, other than specifically excluded assets.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company's business and operations, actual results could differ materially from these estimates.

Cash, Cash Equivalents, short-term investments and Marketable Securities

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. All available-for-sale marketable securities with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. All available-for-sale

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

marketable securities with original maturities at the date of purchase greater than one year are classified as marketable securities, long term. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents, short-term investments and marketable securities with high quality U.S. government and financial institutions and to date has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders' equity.

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

        Receivables from collaborative partners represent amounts due from Janssen and Tribute Pharmaceuticals Canada Inc.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset's life cycle, and the impact of competitive trends on each asset's life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization (See Note 5 of the Notes to the Consolidated Financial Statements). Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and office equipment	3 - 5 years
Machinery and equipment	5 - 7 years
Laboratory equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

Intangible Assets

        Intangible assets consist of purchased developed technology and trademarks. The Company determines the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The Company evaluates purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company's assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

    Royalties received from Mallinckrodt on sales of XARTEMIS™ XR and from Janssen Pharma on sales of NUCYNTA® ER are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured. The Company no longer receives royalties from Janssen Pharma on sales of NUCYNTA® ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA® ER from Janssen

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Pharma. The Company continues to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan.

    Until October 1, 2013, the Company received royalties from Salix based on net sales of Glumetza and from Merck based on net sales of Janumet® XR. The royalties were recognized in the period earned as the royalty amounts could be estimated and collectability was reasonably assured.

    In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area, including the Glumetza royalty and the Janumet® XR royalty, to PDL for $240.5 million. The Company had significant continuing involvement in the PDL transaction until September 30, 2014, primarily due to the Company's obligation to act as the intermediary for the supply of 1000 mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of the Company's significant continuing involvement, the $240.5 million payment received from PDL was accounted for as debt until September 30, 2014. As a result of debt accounting, even though the Company did not retain the related royalties and milestones under the transaction, the Company was required to record the revenue related to these royalties and milestones in its condensed consolidated statement of operations until September 30, 2014.

    Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000 mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within "Non-cash PDL royalty revenue" during the fourth quarter of 2014.

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

Stock-Based Compensation

        Compensation expense for stock-based compensation is based on the single-option approach, includes an estimate for forfeitures and is recognized over the vesting term of the options using the straight-line method. The Company estimates forfeitures based on historical experience. The Company uses historical option exercise data to estimate the expected term of the options.

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

Acquired In-Process Research and Development

        The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. Development costs incurred after an acquisition are expensed as incurred.

Shipping and Handling Costs

        Shipping and handling costs incurred for product shipments are recorded in cost of sales in the Statements of Operations.

Advertising Costs

        Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 were $2.3 million, $1.8 million and $2.4 million, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company's available-for-sale securities are reported separately in shareholders' equity and included in accumulated other comprehensive loss. Comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 has been reflected in the consolidated statements of comprehensive income (loss).

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The majority of the Company's trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 36%, 27% and 24% of product shipments for the year ended December 31, 2015. These three customers individually comprised 38%, 25% and 25%, respectively, of product sales-related accounts receivable as of December 31, 2015. Three wholesale distributors represented 35%, 27% and 26% of product shipments for the year ended December 31, 2014. These three customers individually comprised 35%, 32% and 33%, respectively, of product sales-related accounts receivable as of December 31, 2014. Three wholesale distributors represented 37%, 35% and 21% of product shipments for the year ended December 31, 2013. These three customers individually comprised 35%, 23% and 34%, respectively, of product sales-related accounts receivable as of December 31, 2013. Accounts receivable balances related to product sales were $71.1 million, $27.0 million and $11.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company relies on a single third-party contract manufacturer organization in Puerto Rico to manufacture Gralise® and one third-party supplier for the supply of gabapentin, the active pharmaceutical ingredient in Gralise®. The Company also relies on single third-party contract suppliers: MiPharm, S.p.A., Accucaps Industries Limited and DPT Lakewood, Inc. for supply of CAMBIA®, Zipsor® and Lazanda® respectively. Janssen Pharmaceuticals is the sole source supplier of NUCYNTA® ER and NUCNYTA®.

        Accounts receivable related to royalties was $0.1 million for the year ended December 31, 2015. Accounts receivable related to royalties was $0.5 million for the year ended December 31, 2014.

        To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard prospectively as of October 1, 2015 and, consequently the presentation of current deferred tax assets of $9.6 million as of December 31, 2014 has not been adjusted.

        In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period's financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose the amount of such adjustment that related to prior periods. ASU 2015-16 is effective prospectively for annual and interim periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-16 to materially affect our consolidated financial statements.

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

        In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2016. The adoption of this guidance will have not have a material impact on the presentation of debt liability and debt issuance costs in the Company's Balance Sheet in future periods.

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

        Since the inception of the contract, the Company has received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work the Company performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million following the FDA's July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended-Release Tablets (CII), previously known as MNK-795. In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non-opioid analgesics) are ineffective, not tolerated or would otherwise be inadequate. The approval of the NDA triggered a $10.0 million milestone payment to the Company, which the Company received in April 2014. This $10.0 million milestone payment was recognized as revenue during the three months ended March 31, 2014. In May 2014, the FDA accepted for filing the NDA for MNK-155, and this acceptance triggered a $5.0 million milestone payment to the Company, which the Company received in June 2014. This $5.0 million milestone payment was recognized as revenue during the three months ended June 30, 2014. If MNK-155 is approved by the FDA, the Company will receive a $10.0 million milestone payment. The Company receives high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014, and will receive the same high single digit royalties on net sales of MNK-155 if that product is approved. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Janssen Pharmaceuticals, Inc.

        In August 2012, the Company entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to the Company's Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee. The Company also received low single digit royalties on sales of NUCYNTA® ER in the U.S. for sales from July 2, 2012 until the Company's acquisition of the U.S. rights to NUCYNTA® ER from Janssen Pharma on April 2, 2015, and will continue to receive low single digit royalties on net sales of NUCYNTA® ER in Canada and Japan through December 31, 2021.

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

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

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

        Pursuant to the original promotion agreement, Salix paid us a $12.0 million upfront fee in July 2008. The upfront payment received was originally being amortized as revenue ratably until October 2021, which represented the estimated length of time our obligations existed under the promotion agreement related to manufacturing Glumetza and paying Salix promotion fees on gross margin of Glumetza. The commercialization agreement in August 2011 superseded the promotion agreement and removed our promotion fee obligations and contemplated removal of its manufacturing obligations. The commercialization agreement included obligations with respect to manufacturing and regulatory transition to Salix and managing the patent infringement lawsuits against Sun Pharmaceutical Industries, Inc. (Sun) and Lupin Limited (Lupin). At the time of the commercialization agreement, all of these obligations were estimated to be completed in December 2013. During the fourth quarter of 2012, events occurred related to the transfer of manufacturing with one of the contract manufacturers of Glumetza that extended the estimated completion date of our manufacturing obligations with respect to 1000 mg Glumetza to February 2016, which is the estimated date we expected our obligations would be completed under the commercialization agreement. Effective October 1, 2014, Depomed, Valeant and Salix executed an amended agreement which eliminated any and all continuing obligations on the part of Depomed in the supply of Glumetza 1000mg tablets. The execution of that agreement represented the completion of the final deliverable and, consequently, the Company recognized the

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS (Continued)

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

NOTE 3. MARKETABLE SECURITIES

        Securities classified as cash and cash equivalents, short-term investments and marketable securities as of December 31, 2015 and 2014 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$65,600	$—	$—	$65,600
Money market funds	64	—	—	64
Corporate Securities and Commerical paper	35,420		—	35,420

Total cash and cash equivalents	$101,084	$—	$—	$101,084
Short-term investments
Corporate debt securities	$108,717	$1	$(34)	$108,684
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	—	—	—	—

Total available-for-sale securities	$108,717	$1	$(34)	$108,684

Total cash, cash equivalents and marketable securities	$209,801	$1	$(34)	$209,768

NOTE 3. MARKETABLE SECURITIES (Continued)

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$22,452	$—	$—	$22,452
Money market funds	179,923	—	—	179,923
Corporate debt securities	286,292	3	(2)	286,293

Total cash and cash equivalents	$488,667	$3	$(2)	$488,668
Short-term investments
Corporate debt securities	$70,777	$1	$(5)	$70,773
Total maturing between 1 and 2 years and included in marketable securities:
Corporate debt securities	6,974	—	(13)	6,961

Total available-for-sale securities	$77,751	$1	$(18)	$77,734

Total cash, cash equivalents and marketable securities	$566,418	$4	$(20)	$566,402

        The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities.

        The Company invests its cash in short-term investments and marketable securities with U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in "accumulated other comprehensive loss" within shareholders' equity on the consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in "interest and other income" in the consolidated statement of operations.

        At December 31, 2015, the Company had 39 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$72,383	$(34)	$—	$—	$72,383	$(34)

Total available-for-sale	$72,383	$(34)	$—	$—	$72,383	$(34)

        The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at December 31, 2015.

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

        The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64	$—	$—	$64
Commercial Paper	—	56,383	—	56,383
Corporate debt securities	44,956	—	—	44,956
US Treasury securities	42,765	—	—	42,765

Total	$87,785	$56,383	$—	$144,168

Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,504	$1,504
Contingent consideration—Lazanda	—	—	12,002	12,002
Contingent consideration—CAMBIA	—	—	1,465	1,465
Unfavorable contract assumed	—	—	—	—

	$—	$—	$14,971	$14,971

        The fair value measurement of the contingent consideration obligations arises from the Zipsor®, CAMBIA® and Lazanda® acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying is recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and

NOTE 3. MARKETABLE SECURITIES (Continued)

administrative expense measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 (in thousands):

	Balance at December 31, 2014	Changes in fair value recorded in interest expense	Changes in fair value recorded in selling, general and administrative expense	Royalties paid	Balance at December 31, 2015
Liabilities:
Contingent consideration obligations—Zipsor®	$1,800	$206	$(502)	$—	$1,504
Contingent consideration obligations—Lazanda®	11,209	1,621	419	(1,247)	12,002
Contingent consideration obligations—CAMBIA®	1,243	211	11	—	1,465
Unfavorable contract assumed	3,343	269	(3,612)	—	—

Total	$17,595	$2,307	$(3,684)	$(1,247)	$14,971

        The liability for the unfavorable contract assumed represented an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA® acquisition. In September 2015, the Company provided notice of termination to the vendor because the third party failed to achieve these milestones within the stipulated timeline. As a result, the fair value of the liability as of the date of the termination was reduced to zero with the associated change recorded in "selling, general and administrative expense" in the consolidated statement of operations. The reduction of $3.6 million in 2015 in the fair value of the unfavorable contract assumed is a change in accounting estimate which reduced basic and diluted net loss per share by approximately ($0.06) for the year ended December 31, 2015.

        The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 (the 2021 Notes), is based on a market approach. The estimated fair value was approximately $395.0 million (par value $345.0 million) as of December 31, 2015 and represents a Level 2 valuation. When determining the estimated fair value of the Company's long-term debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

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

NOTE 4. INVENTORIES

        Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$2,944	$2,141
Work-in-process	1,211	1,348
Finished goods	6,339	4,967

Total	$10,494	$8,456

        Inventories included no step-up in fair value and $0.2 million in acquisition accounting inventory fair value step-ups as of December 31, 2015 and 2014, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Furniture and office equipment	$4,919	$4,097
Machinery and equipment	8,456	—
Laboratory equipment	5,129	5,156
Leasehold improvements	6,840	6,045

	25,344	15,298
Less: Accumulated depreciation and amortization	(10,550)	(8,243)

Property and equipment, net	$14,794	$7,055

        There was no property and equipment included under capitalized leases as of December 31, 2015 or December 31, 2014. Depreciation expense was $2.4 million, $1.8 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 6. INTANGIBLE ASSETS

        The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2015				December 31, 2014
Amounts in thousands	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
NUCYNTA product rights	9.5	$1,019,977	$(74,080)	$945,897	$—	$—	$—
CAMBIA product rights	8.0	51,360	(10,483)	40,877	51,360	(5,347)	46,013
Lazanda product rights	6.6	10,480	(2,814)	7,666	10,480	(1,650)	8,830
Zipsor product rights	6.3	27,250	(12,696)	14,554	27,250	(9,732)	17,518

		$1,109,067	$(100,073)	$1,008,994	$89,090	$(16,729)	$72,361

        In June 2015, the Company entered into a settlement agreement in its ongoing patent litigation related to an Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of Zipsor® (diclofenac liquid filled capsules) 25mg tablets. The settlement permits defendant Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. The settlement concluded all ongoing ANDA litigation related to Zipsor. In light of this settlement agreement, the Company reviewed the useful life of the Zipsor product rights and, as of June 2015, extended that from the previous estimate of July 2019 to March 2022. The change in the useful life reduced the amortization charge for 2015 by $0.9 million.

        Based on finite-lived intangible assets recorded as of December 31, 2015, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016	$108,147
2017	108,147
2018	108,147
2019	108,147
2020	108,147
Thereafter	468,259

Total	$1,008,994

NOTE 7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued compensation	$13,196	$7,248
Royalties payable	20,555	810
Other accrued liabilities	29,180	7,640

Total accrued liabilities	$62,931	$15,698

NOTE 8. DEBT

Senior Notes

        On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA® acquisition. The Company incurred debt issuance costs of $0.5 million for 2015 which are included in "Other assets" in the consolidated balance sheets.

        The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of December 31, 2015 was 10.75%.

        The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	143,750
April 2, 2022	143,750

$575,000

        The Senior Notes can be prepaid, at the Company's option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at the Company's discretion. The Company is required to repay the outstanding Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

        The Senior Notes and related indenture contain customary covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company's ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions,

NOTE 8. DEBT (Continued)

consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates.

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

        The following is a summary of the carrying value of the Senior Notes as of December 31, 2015 (in thousands):

December 31, 2015
Principal amount of the Senior Notes	$575,000
Unamortized debt discount balance	(11,527)

$563,473

        The debt discount and debt issuance costs will be amortized as interest expense through April 2022. The following is a summary of interest expense for 2015 (in thousands):

December 31, 2015
Contractual interest expense	$46,874
Amortization of debt discount and debt issuance costs	1,466

Total interest expense	$48,340

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

NOTE 8. DEBT (Continued)

March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

        Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. As more fully described in the Prospectus Supplement relating to the issuance of the Convertible Notes filed with the SEC on September 5, 2014, if the conversion obligation is satisfied solely in cash or through payment and delivery of a combination of cash and shares, the amount of cash and shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period.

        As of September 30, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thereby allowing the Convertible Notes to be converted, at the holder's option, during the quarter beginning October 1, 2015 and ending December 31, 2015 (the fourth quarter). No Convertible Notes were converted during the fourth quarter. The closing price of our common stock did not exceed 130% for the required period during the fourth quarter. As a result, the Convertible Notes are not convertible as of December 31, 2015. As of December 31, 2015, the if-converted value of the Convertible Notes did not exceed the principal value of those Notes.

        The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company's option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the recognition of $226 million as the liability component net of a $119 million debt discount with a corresponding net of tax increase to paid-in capital of $73.3 million representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million are included in "Other assets" on the Condensed Consolidated Balance Sheets. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

        The following is a summary of the liability component of the Convertible Notes as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(101,965)	(115,109)

	$243,035	$229,891

NOTE 8. DEBT (Continued)

        The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Stated coupon interest	$8,625	$2,683
Amortization of debt discount and debt issuance costs	14,163	4,200

Total interest expense	$22,788	$6,883

        The balance of unamortized debt discount and debt issuance costs was $107.7 million of which $102.0 million is included in "Convertible Notes" and $5.7 million is included within "Other assets" as of December 31, 2015 on the accompanying Condensed Consolidated Balance Sheets.

NOTE 9. LIABILITY RELATED TO SALE OF FUTURE ROYALTIES

        As noted above, in October 2013, the Company sold its interests in royalty and milestone payments under its license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. In order to determine the amortization of the debt, the Company was required to estimate the total amount of future royalty payments to be received by PDL and payments the Company is required to make to PDL, if any, over the life of the arrangement. The sum of these amounts less the $240.5 million proceeds the Company received was recorded as interest expense over the life of the debt. Consequently, the Company imputed interest on the unamortized portion of the debt and recorded interest expense using an estimated interest rate for an arms-length debt transaction. The Company's estimate of the interest rate under the arrangement was based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. The Company's estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%.

        As a result of the debt accounting, even though the Company did not retain the rights to receive the related royalties and milestones under the transaction (as the amounts are remitted to PDL), the Company continued to record revenue related to these royalties and milestones until September 30, 2014. The Company recognized $242.8 million of non-cash PDL royalty revenue for 2014. The Company incurred $14.6 million of non-cash interest expense on PDL liability for the 2014.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        The Company has non-cancelable operating leases for its office and laboratory facilities and it is obligated to make payments under non-cancelable operating leases for automobiles used by its sales

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

force. Future minimum lease payments under our non-cancelable operating leases at December 31, 2015 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016	$4,442
2017	3,309
2018	2,416
2019	1,578
2020	1,621
Thereafter	3,245

Total	$16,611

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

        The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $10.9 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.7 million as of December 31, 2015 and $1.7 million as of December 31, 2014.

        In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales representatives hired in the three months ended June 30, 2015 in connection with the NUCYNTA® acquisition and re-launch. The Company received the additional vehicles in the second half of 2015. The Company will pay approximately $5.7 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars was $2.2 million and $1.1 million for 2015 and 2014, respectively.

        Rent expense relating to the office and laboratory lease agreement was $0.6 million and $0.7 million for 2015 and 2014, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters

Depomed v. NUCYNTA® and NUCYNTA® ER ANDA Filers

        Actavis:    In July 2013, Janssen Pharma along with Grunenthal GmbH filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis). The infringement claims relate to Actavis's Abbreviated New Drug Applications (ANDAs) seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of U.S. Reissue Patent No. 39,593 (the '593 Patent), U.S. Patent No. 7,994,364 (the '364 Patent) and U.S. Patent No. 8,309,060 (the '060 Patent). Actavis asserted counterclaims of non-infringement and invalidity as to each of the patents asserted.

        After acquiring the U.S. rights to NUCYNTA from Janssen, Depomed and Grunenthal filed an additional complaint in the D.N.J. against Actavis in September 2015, alleging that U.S. Patent No. 8,536,130 (the '130 Patent) will be infringed by Actavis's ANDA seeking approval to market a generic version of NUCYNTA® ER.

        Alkem:    In the July 2013 lawsuit described above, Janssen and Grunenthal also filed patent infringement claims against Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem) relating to Alkem's ANDAs also seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of the '593 Patent and the '364 Patent. Alkem asserted counterclaims of non-infringement and invalidity as to each of the patents asserted.

        In December 2013, Janssen and Grunenthal filed an additional complaint against Alkem asserting that the '130 Patent will be infringed by Alkem's ANDA seeking approval to market a generic version of NUCYNTA® ER. Alkem asserted counterclaims of non-infringement and patent invalidity. In August 2014, Janssen and Grunenthal amended the complaint against Alkem to add additional dosage strengths.

        Roxane:    In October 2013, Janssen and Grunenthal filed a patent infringement lawsuit in the D.N.J. against Roxane Laboratories, Inc. (Roxane). The infringement claims relate to Roxane's ANDAs seeking approval to market a generic versions of NUCYNTA® and NUCYNTA® ER before the expiration of the '593 Patent and the '364 Patent. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, Janssen and Grunenthal filed an additional complaint in the D.N.J. asserting the '130 Patent against Roxane. Roxane asserted counterclaims of non-infringement and patent invalidity as to each of the patents asserted, and an additional counterclaim of unclean hands with regard to the '364 Patent.

        Watson:    In July 2014, Janssen and Grunenthal filed a patent infringement lawsuit in the D.N.J. against Watson Laboratories, Inc. (Watson). The infringement claims relate to Watson's ANDA seeking approval to market a generic versions of NUCYNTA® oral solution before the expiration of the '593 Patent and the '364 Patent. Watson asserted counterclaims of non-infringement and patent invalidity as to each of the patents asserted.

        All of the foregoing actions have been consolidated for pretrial purposes in the before the Honorable Claire C. Cecchi. At the time that the actions were commenced, Janssen was the exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA® ER and NUCYNTA® from Janssen. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company has since been added as a plaintiff to the pending cases and is actively litigating them. The Court issued a "Markman" patent claim construction order in February 2016, and trial is currently set for March 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

Depomed v. Purdue and Depomed v. Endo Pharmaceuticals—Patent Infringement Litigation and Related Inter Partes Review Proceedings

        The Company has sued Purdue Pharma and Endo Pharmaceuticals for patent infringement in separate lawsuits filed in the U.S. District Court for the District of New Jersey. The lawsuits arise from Purdue's commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and Endo's commercialization of OPANA® ER (oxymorphone hydrochloride extended-release) in the U.S. The Company sued Purdue in January 2013 for infringement of U.S. Patent Nos. 6,340,475 (the '475 Patent) and 6,635,280 (the '280 Patent), which expire in September 2016. The Company sued Endo in April 2013 for infringement of the '475 Patent, the '280 Patent and U.S. Patent No. 6,723,340 (the '340 Patent), which expires in October 2021. On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue's appeal of the U.S. Patent Trial and Appeal Board's (PTAB) Final Written Decision described below.

        In response to two petitions filed by Purdue, the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB) has instituted inter partes reviews (each, an IPR) of certain of the claims asserted in the Company's lawsuits against Purdue. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB's decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

        In the IPRs initiated by Purdue, on July 10, 2014, the PTAB declined to institute an IPR as to two claims of the '475 patent and two claims of the '280 Patent. The PTAB instituted an IPR as to the other 15 claims of the '475 Patent and as to the other 10 claims of the '280 Patent asserted against Purdue. On October 14, 2014, Depomed submitted written responses to the Petitions, and on December 22, 2014, Purdue submitted replies. A PTAB hearing was held on March 19, 2015. On July 8, 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue. On August 3, 2015, Purdue filed notices of appeal to the CAFC, and filed its principal appeal brief on October 5, 2015. Depomed filed its principal appeal brief on November 19, 2015, and Purdue filed its reply appeal brief on December 7, 2015. Oral argument before the CAFC was held on February 4, 2015.

        Endo filed two IPR petitions for each of the '475 Patent, the '280 Patent and the '340 Patent. The PTAB declined to institute an IPR as to three of Endo's petitions. The PTAB also declined to institute an IPR as to five claims of the '475 Patent, three claims of the '280 Patent and one claim of the '340 Patent in the Endo IPRs. The PTAB instituted an IPR as to the other 13 claims of the '475 Patent, as to the other ten claims of the '280 Patent and as to the other eight claims of the '340 patent asserted against Endo. On September 16, 2015, the PTAB issued a final decision finding un-patentable eight of the nine challenged claims of the '340 Patent. The Company has appealed that decision to the CAFC. The CAFC has not set a briefing schedule. On September 21, 2015, the PTAB issued final decisions confirming the patentability of all claims at issue of the '475 and '280 Patents. Endo has not appealed these decisions.

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

        In November 2015, the Company entered into an agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal GmbH (Grünenthal). Under the terms of the Grünenthal agreement, the Company entered into a settlement agreement with Endo to resolve the Endo lawsuit. As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including Depomed's ongoing patent infringement lawsuit against Endo. The settlement agreement grants Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. The settlement agreement with Endo became effective on December 30, 2015.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

        On July 7, 2015, the Company received an unsolicited, highly conditional proposal from Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) to acquire all of the outstanding shares of the Company in an all-stock transaction (the Proposal). On July 12, 2015, the Board of Directors of the Company (the Board) adopted certain bylaw amendments, as well as a shareholder Rights Agreement (the Rights Agreement). On August 3, 2015, Horizon filed suit in the Superior Court for the State of California against the Company and the members of the Board, alleging that the bylaw amendments and the Rights Agreement violate the California Corporations Code and are thus unenforceable, and that the Board of Directors' actions in adopting these constituted a breach of fiduciary duty. Horizon moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement. The court denied the motion on November 19, 2015. A case management conference has been scheduled for March 2016, and no trial date has been set.

        Also on August 3, 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law by based on Horizon's possession and misuse of confidential information it obtained from Janssen Pharmaceuticals, Inc. (Janssen) under a confidentiality agreement (the Confidentiality Agreement) that Horizon entered into in connection with its failed attempt to acquire the U.S. rights to the drug NUCYNTA®, which the Company acquired from Janssen on April 2, 2015. On September 15, 2015, the Company filed an amended complaint. The Company has moved for a preliminary injunction to prevent Horizon from continuing with its unsolicited acquisition takeover attempt with the benefit and misuse of confidential information relating to NUCYNTA pending a trial on the merits of the Company's claim. The court granted the Company's motion on November 19, 2015. A case management conference has been scheduled for March 2016, and no trial date has been set.

Inter Partes Review Petition

        On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) filed with the PTAB a petition to request an Inter Partes review (the IPR Petition) of the '364 Patent. The PTAB is expected to make a decision regarding institution of an Inter Partes review within approximately six months after the filing date.

General

        The Company cannot reasonably predict the outcome of the legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings. As such the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

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

        The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

        The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Employee and Director Stock Options
Risk-free interest rate	1.04 - 1.59%	1.26 - 1.51%	0.67 - 1.38%
Dividend yield	None	None	None
Expected option term (in years)	4.30 - 4.31	4.33 - 4.41	4.48 - 4.51
Expected stock price volatility	44.78 - 50.45%	42.6 - 49.0%	49.2 - 63.5%

        The Company used the following assumptions to calculate the fair value of stock purchase rights granted under the ESPP for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Employee Stock Purchase Plan
Risk-free interest rate	0.07 - 0.41%	0.06 - 0.08%	0.08 - 0.10%
Dividend yield	None	None	None
Expected option term (in years)	0.5	0.5	0.5
Expected stock price volatility	42.7 - 58.2%	44.8 - 61.4%	28.8 - 35%

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following table presents stock-based compensation expense recognized for stock options, restricted stock units and the ESPP in the Company's Statements of Operations (in thousands):

	2015	2014	2013
Cost of sales	$21	$14	$42
Research and development expense	277	258	364
Selling, general and administrative expense	13,930	8,658	5,702

Total	$14,228	$8,930	$6,108

        The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $7.44, $4.83 and $3.35, respectively. The weighted-average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2015, 2014 and 2013 was $6.69, $4.05 and $1.87, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $18.5 million, $12.1 million and $1.7 million, respectively. The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $7.8 million, $6.2 million and $5.1 million, respectively. At December 31, 2015, the Company had $12.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over an average vesting period of 1.9 years. Cash received from stock option exercises was $7.9 million, $8.4 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. There is no stock-based compensation recorded within inventory in any of the years presented.

2004 Equity Incentive Plan

        The Company's 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 14,450,000 shares and there were no more shares available for future issuance at December 31, 2015.

        Generally, the exercise price of all incentive stock options and non-statutory stock options granted under the 2004 Plan must be at least 100% and 85%, respectively, of the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

NOTE 11. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the activity for the year ended December 31, 2015 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2014	6,002,334	$7.84
Options granted	—	—
Options exercised	(1,098,790)	6.68
Options forfeited	(201,392)	9.43
Options expired	(3,354)	6.66

Options outstanding at December 31, 2015	4,698,798	$8.05
Options vested and expected to vest at December 31, 2015	4,577,274	$7.96
Options exercisable at December 31, 2015	3,536,763	$7.32

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2015	6.46	$47,370
Options vested and expected to vest at December 31, 2015	6.42	$46,561
Options exercisable at December 31, 2015	6.06	$38,241

        Restricted stock units generally vest over four years, with 25% of each award vesting annually.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (In years)
Non-vested restricted stock units at December 31, 2014	521,286	$8.67
Granted	—	—
Vested	(218,404)	9.26
Forfeited	(33,768)	10.54

Non-vested restricted stock units at December 31, 2015	269,114	$10.90	1.27

        The total fair value of restricted stock vested during 2015 was $2.0 million.

2014 Omnibus Incentive Plan

        The Company's 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014. The 2014 Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. The number of shares authorized under the 2014 Plan is 6,150,000 shares, of which 2,759,767 were available for future issuance at December 31, 2015.

        Generally, the exercise price of all incentive stock options and non-statutory stock options granted under the 2014 Plan must be the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant.

NOTE 11. STOCK-BASED COMPENSATION (Continued)

An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

        The following table summarize the activity for the year ended December 31, 2015 under the 2014 Plan:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2014	745,672	$13.42
Options granted	1,990,025	19.09
Options exercised	(42,555)	12.12
Options forfeited	(169,521)	18.16
Options expired	(1,396)	14.77

Options outstanding at December 31, 2015	2,522,225	$17.59
Options vested and expected to vest at December 31, 2015	2,051,327	$17.37
Options exercisable at December 31, 2015	527,313	$15.96

	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2015	8.95	$3,640
Options vested and expected to vest at December 31, 2015	8.91	$3,211
Options exercisable at December 31, 2015	8.64	$1,220

        Restricted stock units generally vest over four years, with 25% of each award vesting annually.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (In years)
Non-vested restricted stock units at December 31, 2014	23,178	$15.53
Granted	522,216	$18.27
Vested	(121,429)	17.21
Forfeited	(12,850)	18.16

Non-vested restricted stock units at December 31, 2015	411,115	$18.43	1.57

        The total fair value of restricted stock vested during 2015 was $2.1 million.

NOTE 12. SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

        In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company's common stock through periodic payroll deductions. The price of the

NOTE 12. SHAREHOLDERS' EQUITY (Continued)

common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2015 was 2,500,000, of which 371,882 shares were available for future issuance.

        In 2015, the Company sold 164,674 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $14.95 with proceeds of approximately $2.5 million. In 2014, the Company sold 177,036 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $8.68 with proceeds of approximately $1.5 million.

Option Exercises

        Employees exercised options to purchase 1,141,345 shares of the Company's common stock with net proceeds to the Company of approximately $7.9 million during 2015. Employees exercised options to purchase 1,515,023 shares of the Company's common stock with net proceeds to the Company of approximately $8.4 million during 2014.

Shareholder Rights Plan

        In July 2015, the Company's Board of Directors declared a dividend of one right (Right) for each outstanding share of the Company's common stock to shareholders of record at the close of business on July 23, 2015. The description and terms of the Rights are set forth in the Rights Agreement dated as of July 12, 2015 as it may from time to time be supplemented or amended between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a Fractional Share) of Series B Junior Participating Preferred Stock at a purchase price of $105.00 per Fractional Share, subject to adjustment. Initially, the Rights will be attached to all outstanding shares of the Company's common stock, and no separate certificates for the Rights will be distributed. The Rights will separate from the common stock and a "Distribution Date" will occur, with certain exceptions, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person's becoming an Acquiring Person. In certain circumstances, the Distribution Date may be deferred by the Company's board of directors. The Rights are not exercisable until the Distribution Date and will expire at the close of business on the date of the Company's next annual meeting of shareholders occurring after the date of the Rights Agreement, unless earlier redeemed or exchanged by the Company in accordance with the Rights Agreement.

NOTE 13. NET INCOME PER SHARE

        Basic net income (loss) per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only

NOTE 13. NET INCOME PER SHARE (Continued)

included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

(in thousands, except for per share amounts)	2015	2014	2013
Basic income (loss) per share
Net income (loss)	$(75,738)	$131,762	$43,313
Denominator	60,117	58,293	56,736

Basic net income (loss) per share	$(1.26)	$2.26	$0.76

Diluted net income (loss) per share
Numerator:
Net income (loss)	$(75,738)	$131,762	$43,313
Add interest expense on convertible debt, net of tax	—	4,256	—

	$(75,738)	$136,018	$43,313

Denominator:
Denominator for basic income (loss) per share	60,117	58,293	56,736

Add effect of dilutive securities:
Stock options and equivalents	—	2,463	808
Convertible debt	—	5,551	—

Denominator for diluted net income (loss) per share:	60,117	66,307	57,544

Diluted net income (loss) per share	$(1.26)	$2.05	$0.75

        The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive:

(in thousands)	2015	2014	2013
Convertible debt	17,931	—	—
Stock options and equivalents	1,490	1,578	4,824

Total potentially dilutive shares	19,421	1,578	4,824

NOTE 14. ACQUISITIONS

        The Company's strategy is to continue to identify, license or acquire and develop and commercialize new products that offer enhanced therapeutic options to patient populations that may be underserved by existing therapies. Each of the acquisitions discussed below was completed in furtherance of that strategy.

The Cebranopadol Acquisition

        On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. Cebranopadol is a novel, first-in-class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain and is an important addition to Depomed's leading portfolio in pain and neurology. The Company anticipates advancing cebranopadol into Phase III development for chronic lower back pain (cLBP) and other pain indications by 2017. The acquisition was completed on December 30, 2015.

NOTE 14. ACQUISITIONS (Continued)

        Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company's patents by Endo's OPANA® ER product (the Settlement). As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company's ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company's Acuform® drug delivery patents with specific drug substances as well as $25 million in cash. The Company will also pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval milestone payments.

        The cebranopadol acquisition was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. Accordingly, the total purchase consideration of $54.9 million was expensed to research and development expenses. The total expense of $54.9 million consists of $25 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one-time accounting adjustment to recognize the total non-cash fair value of each of the elements of the Settlement reached with Endo. The $29.9 million was recorded as income within "Non-cash gain on settlement agreement" and as an additional expense within "acquired in-process research and development" in the accompanying consolidated statements of operations. Significant judgments were used in determining the estimated fair values assigned to the elements of the Settlement, such as but not limited to, the probability of the Company succeeding in its litigation against Endo had the litigation not been resolved, estimates of royalty rates and any damages that may have been awarded by the court, the timing of such an award and estimates of appropriate discount rates used to present value these expected future net cash flows. An actual judgment awarded by the court may have differed materially from the amounts recorded.

The NUCYNTA® Acquisition

        On January 15, 2015, the Company, entered into an asset purchase agreement pursuant to which the Company acquired from Janssen and its affiliates the U.S. rights to the NUCYNTA® franchise of pharmaceutical products (the NUCYNTA® U.S. Product Rights) as well as certain related assets for $1.05 billion in cash (the Purchase Price).

        The NUCYNTA® franchise includes NUCYNTA® ER (tapentadol) extended release tablets indicated for the management of pain, including neuropathic pain associated with diabetic peripheral neuropathy (DPN), severe enough to require daily, around-the-clock, long-term opioid treatment, NUCYNTA® (tapentadol), an immediate release version of tapentadol, for management of moderate to severe acute pain in adults, and NUCYNTA® (tapentadol) oral solution, an approved oral form of tapentadol that has not been commercialized (collectively, the Products).

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

        In connection with the transaction, the Company assumed responsibility for the ongoing legal proceedings relating to certain of the Grünenthal patents licensed under the License Agreement and

NOTE 14. ACQUISITIONS (Continued)

Janssen Pharma's clinical obligations relating to the Products and will be responsible for the associated post acquisition costs. Other than as set forth in the Asset Purchase Agreement, Janssen Pharma retained all liabilities relating to the Products associated with Janssen Pharma's commercialization of the Products prior to the consummation of the transaction.

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

        Pursuant to ASC Topic 805, Business Combinations, the Transaction was determined to be a business combination and was accounted for using the acquisition method of accounting. The following table presents a summary of the purchase price consideration for the Transaction:

(Amounts in thousands)
Cash Paid	$1,050,000
Rebates payable by Seller	(9,977)

Total Purchase Consideration	$1,040,023

        The rebates payable by Janssen Pharma represent a reduction to the total purchase consideration. The fair value of the rebates payable by Janssen Pharma was determined based on estimates that take into consideration the terms of agreements with customers, historical rebates taken, and the estimated amount of time it takes the product to flow through the distribution channel. The actual amount of rebates paid by Janssen Pharma, determined in the fourth quarter of 2015, was approximately $0.5 million lower than the Company's estimate of $10.5 million recorded as of the acquisition date. Consequently, the total purchase consideration and the fair value of the NUCYNTA U.S. Product Rights was increased by $0.5 million.

        Under the acquisition method of accounting, we have recognized net tangible and intangible assets acquired based upon their respective estimated fair values as of the acquisition date. The table below shows the fair values assigned to the assets acquired:

(Amounts in thousands)
NUCYNTA U.S. Product Rights	$1,019,978
Inventories	11,590
Manufacturing Equipment	8,455

$1,040,023

        The fair value of inventories acquired included a step-up in the value of NUCYNTA® inventories of $5.9 million that was fully amortized to cost of sales in 2015 as the acquired inventories were sold. The Company incurred non-recurring transaction costs of $12.3 million in 2015 with respect to the NUCYNTA® Acquisition which have been recorded in "Selling, general and administrative expense" within the Company's Condensed Consolidated Statement of Operations.

NOTE 14. ACQUISITIONS (Continued)

NUCYNTA® U.S. Product Rights

        The valuation of the NUCYNTA® U.S. Product Rights was based on management's estimates, information and reasonable and supportable assumptions. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the NUCYNTA® U.S. Product Rights included revenue projections based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates, general and administrative expenses, sales and marketing expenses, research and development expenses for clinical and regulatory support and developing an appropriate discount rate. If the Company's assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The NUCYNTA® U.S. Product Rights intangible asset is amortized using the straight-line method over an estimated useful life of approximately ten years. The estimated useful life was determined based on the period of time over which the NUCYNTA® U.S. Product Rights are expected to contribute to the Company's future cash flows.

        The following table represents the unaudited consolidated financial information for the Company on a pro forma basis 2014, assuming that the NUCYNTA® Acquisition had closed on January 1, 2014. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of acquired NUCYNTA® intellectual property and interest expense, debt discount and deferred financing costs associated with the Senior Notes issued in connection with the acquisition. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	December 31,
Amounts in thousands	2015	2014
Pro forma revenues	$387,693	$561,481

Proforma net (loss) income	$(88,964)	$62,581

Pro forma net income per share- basic	$(1.48)	$1.07

Pro forma net income per share- diluted	$(1.48)	$1.01

Basic shares	60,116,530	58,292,633
Diluted shares	60,116,530	66,307,364

        NUCYNTA® net revenues recognized for the period from the acquisition in April 2015 to December 31, 2015 were $189.8 million. It is impracticable to disclose the earnings from NUCYNTA® over that period as the Company does not allocate corporate overhead expenses to its products.

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

NOTE 14. ACQUISITIONS (Continued)

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

NOTE 14. ACQUISITIONS (Continued)

        The liability for the unfavorable contract assumed represented an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA® acquisition. In September 2015, the Company provided notice of termination to the vendor because the third party failed to achieve these milestones within the stipulated timeline. As a result, the fair value of the liability as of the date of the termination was reduced to zero with the associated change recorded in "selling, general and administrative expense" in the consolidated statement of operations.

        The fair value of inventories acquired included a step-up in the value of CAMBIA® inventories of $3.7 million that was amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of CAMBIA® inventories was $3.5 million and $0.2 million in 2014 and 2013, respectively. The bargain purchase amount was recorded within interest and other income during 2013.

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

NOTE 14. ACQUISITIONS (Continued)

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

        The fair value of inventories acquired included a step-up in the value of Lazanda® inventories of $0.6 million which was amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda® inventories was $0.2 million, $0.3 million and $0.1 million in 2015, 2014 and 2013, respectively.

The Zipsor® Acquisition

        On June 21, 2012, the Company entered into an Asset Purchase Agreement (Zipsor® Asset Purchase Agreement) with Xanodyne Pharmaceuticals, Inc. (Xanodyne), pursuant to which the Company acquired Xanodyne's product Zipsor® and related inventory for $26.4 million in cash, and

NOTE 14. ACQUISITIONS (Continued)

assumed certain product related liabilities relating to Zipsor®. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which the Company's net sales of Zipsor® products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which the Company's net sales of Zipsor® products exceed $60.0 million.

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

$27,739

        The Zipsor® product rights of $27.1 million have been recorded as intangible assets on the accompanying condensed balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through July 2019. The fair value of inventories acquired included a step-up in the value of Zipsor® inventories of $1.9 million which was amortized to cost of sales as the acquired inventories were sold.

NOTE 15. INCOME TAXES

        The (benefit from) income taxes consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$(1,679)	$(2,853)	$60,874
State	160	11	3,593
Foreign	—	—	3

	(1,519)	(2,842)	64,470

Deferred:
Federal	$(39,459)	$80,293	$(97,690)
State	(6,521)	3,895	(5,513)
Foreign	—	—	—

	(45,980)	84,188	(103,203)

Total (benefit) provision for income taxes	$(47,499)	$81,346	$(38,733)

        A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	2015	2014	2013
Tax at federal statutory rate	$(43,133)	$74,588	$1,603
State tax, net of federal benefit	(2,615)	3,903	(3,177)
Foreign tax	—	—	3
Research credit	(438)	—	(258)
Net operating losses not benefited (benefited)	—	—	(17,510)
Stock based compensation	848	366	923
Non-deductible meals and entertainment	729	440	442
Non-deductible other expense	846	2,049	(133)
Change in valuation allowance	(3,736)	0	(20,626)

Total	$(47,499)	$81,346	$(38,733)

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

        In December 2015, the enactment of the Protecting Americans from Tax Hikes (PATH) Act of 2015 made the federal R&D credit permanent under section 41. As a result, an income tax benefit has been recorded for the year ended December 31, 2015.

        As of December 31, 2015, the Company had net operating loss carry forwards for federal income tax purposes of approximately $11.0 million, which expire in the years 2020 and 2021. Net operating loss carryforwards for state income tax purposes were approximately $131.9 million, which expire in the years 2017 through 2033. The Company had federal and California state research and development credit carryforwards of $0.6 million and $1.7 million, respectively. The federal research and

NOTE 15. INCOME TAXES (Continued)

development credit will begin to expire in 2032 and the California state research and development credit has no expiration.

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

        Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net Operating Losses	6,414	$5,390
Tax Credit Carryforwards	753	80
In-Process Research & Development	253	330
Intangibles	34,802	3,282
Stock-based compensation	3,312	1,843
Reserves and other accruals not currently deductible	15,016	12,337

Total deferred tax assets	60,550	23,262
Valuation allowance for deferred tax assets	(574)	(4,310)

	59,976	18,952
Deferred tax liabilities
Convertible Debt	(36,985)	(41,940)

Net deferred tax asset (liability)	$22,991	$(22,988)

        Management regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction by jurisdiction basis. Management determined that a valuation allowance was no longer needed for a substantial portion of the deferred tax assets based on an assessment of the relative impact of all positive and negative evidence as of December 31, 2015, including an evaluation of cumulative income in recent years, future sources of taxable income exclusive of reversing temporary differences, and significant risks and uncertainties related to our business.

        The valuation allowance decreased by $3.7 million, increased by $1.6 million, and decreased by $39.8 million during the years ended December 31, 2015, 2014 and 2013 respectively.

        At December 31, 2015, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $11.0 million for federal and $19.6 million for state, which is not included in the Company's gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, the tax effect of the stock option benefit of approximately $5.5 million will be recorded to equity when they reduce cash taxes payable in the future.

        The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2014 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating loss carryovers, substantially all of the Company's tax years remain open to examination.

        Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense by the Company. At December 31, 2015, the Company had approximately $0.66 million of accrued interest and penalties associated with any unrecognized tax benefits.

NOTE 15. INCOME TAXES (Continued)

        The following table summarizes the activity related to our unrecognized tax benefits for the two years ended December 31, 2015 (in thousands):

Unrecognized tax benefits—January 1, 2014	$3,879
Gross increases—current year tax positions	27
Gross increases—prior year tax positions	1,273

Unrecognized tax benefits—December 31, 2014	$5,179
Gross increases—current year tax positions	454
Gross increases—prior year tax positions	53

Unrecognized tax benefits—December 31, 2015	$5,686

        The total amount of unrecognized tax benefit that would affect the effective tax rate is approximately $5.7 million as of December 31, 2015 and $5.2 million as of December 31, 2014.

        Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth certain unaudited quarterly financial data for each of the eight quarters beginning with the quarter ended March 31, 2014 through the quarter ended December 31, 2015 (in thousands). This quarterly financial data is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2015 Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Product sales	$31,670	$94,295	$104,726	$111,059
Total revenues	32,203	94,504	104,856	111,172
Gross margin on product sales	28,558	71,430	83,812	90,052
Income (loss) from operations	(9,849)	(17,214)	3,235	(26,572)
Net income	(11,633)	(21,653)	(11,785)	(30,667)
Basic net income per share	$(0.20)	$(0.36)	$(0.20)	$(0.51)
Diluted net income per share	$(0.20)	$(0.36)	$(0.20)	$(0.51)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Product sales	$21,506	$28,245	$30,584	$33,884
Total revenues	76,544	67,732	51,485	194,601
Gross margin on product sales	17,804	23,570	27,061	30,638
Income (loss) from operations	35,744	26,545	16,700	157,822
Net income (loss)	17,939	12,746	6,454	94,623
Basic net income (loss) per share	$0.31	$0.22	$0.11	$1.61
Diluted net income (loss) per share	$0.30	$0.21	$0.11	$1.23

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Change in Deferred Revenue	Deductions(1)	Balance at End of Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2015	$36,277	$217,336	$—	$(131,096)	$122,517
Year ended December 31, 2014	$19,730	$73,898	$—	$(57,351)	$36,277
Year ended December 31, 2013	$15,159	$28,743	$—	$(24,172)	$19,730

		Additions
	Balance at Beginning of Year	Additions charged to costs and expenses	Other Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
Year ended December 31, 2015(4)	$4,310	$—	$—	$(3,737)	$573
Year ended December 31, 2014(3)	$2,670	$—	$—	$1,640	$4,310
Year ended December 31, 2013(2)	$42,500	$—	$—	$(39,830)	$2,670

(1)
Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

(2)
The Company reversed a valuation allowance of $39.8 million during 2013.

(3)
The Company recorded a valuation allowance of $1.6 million during 2014.

(4)
The Company reversed a valuation allowance of $3.7 million during 2015.