Form 10-Q
period 2016-03-31
DEPOMED INC
filed 2016-05-06
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 4, 2016 was 61,097,929.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2016	2015 (1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$181,973	$101,084
Short-term investments	10,351	108,684
Accounts receivable, net	69,899	71,125
Receivables from collaborative partners	851	562
Inventories	10,854	10,494
Income taxes receivable	6,362	6,358
Prepaid and other current assets	12,349	10,665
Total current assets	292,639	308,972
Marketable securities, long-term	2,010	—
Property and equipment, net	15,075	14,794
Intangible assets, net	981,957	1,008,994
Deferred tax assets	42,584	22,995
Other assets	1,367	1,494
	$1,335,632	$1,357,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,371	$12,805
Accrued rebates, returns and discounts	122,033	121,058
Accrued liabilities	46,111	62,931
Income taxes payable	12,996	—
Current portion of Senior notes	100,000	—
Contingent consideration liability	3,406	3,318
Interest payable	16,344	18,672
Other current liabilities	860	848
Total current liabilities	309,121	219,632
Contingent consideration liability	11,458	11,653
Senior notes	463,530	563,012
Convertible notes	241,032	237,313
Other long-term liabilities	10,752	10,584
Commitments
Shareholders’ equity:
Preferred Stock	—	—
Common Stock	269,864	264,511
Additional paid-in capital	78,834	78,622
Accumulated deficit	(48,941)	(28,024)
Accumulated other comprehensive loss, net of tax	(18)	(54)
Total shareholders’ equity	299,739	315,055
Total liabilities and shareholders’ equity	$1,335,632	$1,357,249

(1) Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Product sales, net	$104,571	$31,670
Royalties	209	533
Total revenues	104,780	32,203

Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	23,549	3,112
Research and development expense	5,949	1,858
Selling, general and administrative expense	52,559	34,542
Amortization of intangible assets	27,037	2,540
Total costs and expenses	109,094	42,052

Loss from operations	(4,314)	(9,849)

Other (expense) income:
Interest and other income	130	57
Interest expense	(22,727)	(6,022)
Total other (expense) income	(22,597)	(5,965)

Net loss before income taxes	(26,911)	(15,814)

Benefit from income taxes	5,994	4,181

Net loss	$(20,917)	$(11,633)

Basic net income (loss) per share	$(0.34)	$(0.20)
Diluted net income (loss) per share	$(0.34)	$(0.20)

Shares used in computing basic net income (loss) per share	60,898,186	59,560,873
Shares used in computing diluted net income (loss) per share	60,898,186	59,560,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(20,917)	$(11,633)
Unrealized gains (losses) on available-for-sale securities, net of tax	36	22
Comprehensive loss	$(20,881)	$(11,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March, 31
	2016	2015
Operating Activities
Net loss	$(20,917)	$(11,633)
Adjustments for non-cash items:
Depreciation and amortization	27,668	2,960
Provision for inventory obsolescence	401	424
Stock-based compensation	3,910	2,813
Change in fair value of contingent consideration and unfavorable contract	(107)	(1,099)
Accretion of debt discount	4,235	3,421
Deferred income taxes	(6,384)	(5,505)
Excess tax benefit from stock-based compensation	(201)	(1,159)
Other	470	272
Changes in assets and liabilities:
Accounts receivable	1,225	3,560
Receivables from collaborative partners	(289)	21
Inventories	(761)	1,577
Prepaid and other assets	(1,497)	(379)
Income taxes receivable	—	606
Accounts payable and other accrued liabilities	(17,450)	3,404
Accrued rebates, returns and discounts	975	459
Interest payable	(2,328)	(1,965)
Accrued compensation	(5,488)	(1,551)
Income taxes payable	—	1,281
Net cash used in operating activities	(16,538)	(2,493)
Investing Activities
Purchases of property and equipment	(45)	(342)
Acquisition of business	—	(500,000)
Purchases of marketable securities	(5,988)	(2,572)
Maturities of marketable securities	101,876	65,109
Net cash provided by (used in) investing activities	95,843	(437,805)

Financing Activities
Proceeds from issuance of common stock	1,383	3,254
Excess tax benefit from stock-based compensation	201	1,159
Net cash provided by financing activities	1,584	4,413

Net increase (decrease) in cash and cash equivalents	80,889	(435,885)
Cash and cash equivalents at beginning of year	101,084	488,668
Cash and cash equivalents at end of period	$181,973	$52,783

Supplemental Disclosure of Cash Flow Information
Net cash received for income taxes	$—	$(600)
Cash paid for interest	$20,109	$4,121
Capital expenditures incurred but not yet paid	$865	$—

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

As of March 31, 2016, the Company has one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the entire year ending December 31, 2016 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2015 Form 10-K). The balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date, as filed with the 2015 Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd. (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

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

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the license of certain rights to PDL Biopharma (the “PDL Transaction”). The Company contributed to Depo DR Sub all of its rights, title and interests in certain license agreements to receive royalty and milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such rights to receive royalty and milestone payments, for an upfront cash purchase price of $240.5 million.

The Company and Depo DR Sub continue to retain certain administrative duties and obligations under the specified license agreements. These include the collection of the royalty and milestone amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing, among other items, the amount of royalty payments received by the Company and reimbursable expenses. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties earned, and payments received and services performed under its contractual arrangements.

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

•                  Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•                  Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on NUCYNTA® ER and NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Lazanda®. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of its commercialization agreement with Salix in August 2011. Under the terms of the Zipsor® asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor® product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA® asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA® product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA® ER and NUCYNTA® previously sold by Janssen Pharma or Lazanda® product previously sold by Archimedes Pharma US Inc. See Note 13 for further information on the acquisition of NUCYNTA® ER and NUCYNTA® , CAMBIA® Lazanda® and Zipsor®.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-09, “Revenue from Contracts with Customers”. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. The Company is currently assessing its approach to the adoption of this standard and the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures. The Company plans to adopt this guidance on January 1, 2018, which is the date the guidance becomes effective.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs”. This guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, but requires retrospective adjustment with early adoption permitted. The Company adopted the provisions of this guidance in the three months ended March 31, 2016 and, consequently, $5.7 million and $0.5 million of debt issuance costs presented within long term “other assets” in the company’s consolidated balance sheet as of December 31, 2015 have been reclassified against the long term liability for the Convertible Notes and the Senior Notes, respectively.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. For a public entity, the amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This guidance simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements haven’t been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

NOTE 2. CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES, LONG-TERM

Securities classified as cash and cash equivalents, short-term investments and marketable securities long-term as of March 31, 2016 and December 31, 2015 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
March 31, 2016	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$152,003	$—	$—	$152,003
Money market funds	4,778	—	—	4,778
Corporate securities and commercial paper	25,192		—	25,192
Total cash and cash equivalents	$181,973	$—	$—	$181,973

Short-term investments
Corporate debt securities with maturities less than 1 year	$10,350	$2	$(1)	$10,351
Marketable securities, long-term
Corporate debt securities with maturities between 1 and 2 years	2,008	2	—	2,010
Total available-for-sale securities	$12,358	$4	$(1)	$12,361

Total cash, cash equivalents, short-term investments and marketable securities	$194,331	$4	$(1)	$194,334

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$65,600	$—	$—	$65,600
Money market funds	64	—	—	64
Corporate securities and commercial paper	35,420		—	35,420
Total cash and cash equivalents	$101,084	$—	$—	$101,084

Short-term investments
Corporate debt securities	$108,717	$1	$(34)	$108,684
Total available-for-sale securities	$108,717	$1	$(34)	$108,684

Total cash, cash equivalents and short-term investments	$209,801	$1	$(34)	$209,768

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities. All available-for-sale marketable securities with original maturities at the date of purchase greater than approximately three months and remaining maturities of less than one year are classified as short-term investments. All available-for-sale marketable securities with original maturities at the date of purchase greater than one year are classified as marketable securities, long term. The Company invests its cash in marketable securities with U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the Condensed Consolidated Statements of Operations.

At March 31, 2016, the Company had four securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$2,010	$(1)	$—	$—	$2,010	$(1)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at March 31, 2016. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$4,778	$—	$—	$4,778
Commercial paper	—	29,173	—	29,173
Corporate debt securities	8,380			8,380
US Treasury securities	—	—	—	—
Total	$13,158	$29,173	$—	$42,331

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,529	$1,529
Contingent consideration- Lazanda	—	—	11,813	11,813
Contingent consideration- CAMBIA	—	—	1,522	1,522

	$—	$—	$14,864	$14,864

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$64	$—	$—	$64
Commercial Paper	—	56,383	—	56,383
Corporate debt securities	44,956	—	—	44,956
US Treasury securities	42,765	—	—	42,765
Total	$87,785	$56,383	$—	$144,168

Liabilities:
Contingent consideration- Zipsor	$—	$—	$1,504	$1,504
Contingent consideration- Lazanda	—	—	12,002	12,002
Contingent consideration- CAMBIA	—	—	1,465	1,465

	$—	$—	$14,971	$14,971

The fair value measurement of the contingent consideration obligations arises from the Zipsor®, CAMBIA® and Lazanda® acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the three months ended March 31, 2016:

	Balance at	Changes in fair value recorded	Changes in fair value recorded in selling, general		Balance at
	December 31,	in interest	and administrative	Royalties	March 31,
	2015	expense	expense	paid	2016
Liabilities:
Contingent consideration obligations- Zipsor®	$1,504	$33	$(8)	$—	$1,529
Contingent consideration obligations- Lazanda®	12,002	504	(169)	(524)	11,813
Contingent consideration obligations- CAMBIA®	1,465	57	—	—	1,522

Total	$14,971	$594	$(177)	$(524)	$14,864

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value, based on quoted market prices of the Company’s debt, was approximately $320 million and $395 million (par value $345.0 million) as of March 31, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation.

NOTE 3.  NET LOSS PER SHARE

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

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2016	2015

Basic loss per share
Net loss	$(20,917)	$(11,633)
Denominator	60,898	59,561
Basic net loss per share	$(0.34)	$(0.20)
Diluted net loss per share
Numerator:
Net loss	$(20,917)	$(11,633)
Denominator:
Denominator for diluted net loss per share:	60,898	59,561
Diluted net loss per share	$(0.34)	$(0.20)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2016	2015

Convertible debt	17,931	17,931
Stock options and equivalents	3,870	4,026
Total potentially dilutive shares	21,801	21,957

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

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of sales	$8	$1
Research and development expense	77	137
Selling, general and administrative expense	3,825	2,675
Total	$3,910	$2,813

At March 31, 2016, the Company had $30.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.37 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2016	2015

Raw materials	$2,624	$2,944
Work-in-process	995	1,211
Finished goods	7,235	6,339
Total	$10,854	$10,494

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015

Accrued compensation	$7,708	$13,196
Royalties payable	12,213	20,555
Milestone payable	3,000	—
Other accrued liabilities	23,190	29,180
Total accrued liabilities	$46,111	$62,931

NOTE 8. DEBT

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA® acquisition. The Company incurred debt issuance costs of $0.5 million during 2015.

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
$575,000

The Senior Notes can be prepaid, at the Company’s option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at the Company’s discretion. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the preceding paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

In March 2016, the Company delivered an irrevocable notice to the Purchasers of its intent to prepay in April 2016 $100 million of the $575 million indebtedness. Consequently, $100 million of the Senior Notes have been classified as short-term liabilities in the accompanying consolidated balance sheets as of March 31, 2016. The prepayment was made on April 4, 2016.

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

The following is a summary of the carrying value of the Senior Notes as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015

Principal amount of the Senior Notes	$575,000	$575,000
Unamortized debt discount balance	(11,029)	(11,527)
Unamortized debt issuance costs	(441)	(461)
Less: classified as short-term	(100,000)	—
Prinicipal amount of the Senior Notes - long-term	$463,530	$563,012

The debt discount and debt issuance costs will be amortized as interest expense through April 2022. The following is a summary of interest expense for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Contractual interest expense	$15,625	$—
Amortization of debt discount and debt issuance costs	518	—
Total interest expense	$16,143	$—

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

The following is a summary of the liability component of the Convertible Notes as of March 31, 2016 (in thousands):

	March 31,	December 31,
	2016	2015

Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(98,501)	(101,965)
Unamortized debt issuance costs	(5,467)	(5,722)
Principal amount of the Convertible Notes - long-term	$241,032	$237,313

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2016	2015

Stated coupon interest	$2,156	$2,156
Amortization of debt discount and debt issuance costs	3,718	3,421
Total interest expense	$5,874	$5,577

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2016, employees exercised options to purchase 211,005 shares of the Company’s common stock with net proceeds to the Company of approximately $1.4 million. For the three months ended March 31, 2015, employees exercised options to purchase 430,472 shares of the Company’s common stock with net proceeds to the Company of approximately $3.3 million.

NOTE 10.  INCOME TAXES

The income tax provision includes federal, state and local income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax (loss) income. In determining the estimated annual effective income tax rate, the Company estimates the annual impact of certain factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.

For the three months ended March 31, 2016 and March 31, 2015, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

As of March 31, 2016 and December 31, 2015, the Company had $5.9 million and $5.7 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which the Company operates until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.7 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

We have non-cancelable operating leases for our office buildings and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at March 31, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016 (remainder)	$3,290
2017	3,352
2018	2,359
2019	1,727
2020	1,621
Thereafter	3,245
Total	$15,594

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $10.5 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.7 million as of March 31, 2016 and $1.7 million as of December 31, 2015. Rent expense relating to the office and laboratory lease agreement for the three months ended March 31, 2016 and March 31, 2015, was $0.2 million.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales force hired in the three months ended June 30, 2015. The Company received the additional vehicles in the second half of 2015. The Company will pay approximately $4.9 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.5 million, respectively,

Legal Matters

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

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ‘130 Patent against Actavis. The ‘130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA® ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claims that Actavis will infringe or induce infringement of the ‘130 Patent if its proposed generic products are approved.  In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ‘130 Patent.

A two-week bench trial was held beginning on March 9, 2016.  Closing arguments took place on April 27, 2016.  The Court will hold a separate hearing regarding Actavis’s use code counterclaim on May 10, 2016.

‘364 Patent Inter Partes Review Petition

On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) filed with the PTAB a petition to request an Inter Partes review (the IPR Petition) of the ‘364 Patent. The PTAB is expected to make a decision regarding institution of an Inter Partes review within approximately six months after the filing date.

Depomed v. Purdue

The Company has sued Purdue Pharma L.P (Purdue) for patent infringement in a lawsuit filed in January 2013 in the U.S. District Court for the District of New Jersey. The lawsuit arises from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and alleges infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016.

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the U.S. Patent Trial and Appeal Board’s (PTAB) Final Written Decisions described below.  On March 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged.

In response to petitions filed by Purdue, the PTAB instituted inter partes reviews (each, an IPR) of certain of the patent claims asserted in the Company’s lawsuit against Purdue. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the CAFC, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

In the IPRs initiated by Purdue, in July 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other ten claims of the ‘280 Patent asserted against Purdue.  In July 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue.  In March 2016, following Purdue’s appeal of the PTAB’s decisions, the CAFC affirmed the PTAB’s Final Written Decisions.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

In August 2015, Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) filed suit in the Superior Court for the State of California against the Company and the members of the Company’s Board of Directors, alleging that bylaw amendments and a Rights Agreement the Company adopted in July 2015 violate the California Corporations Code and are unenforceable, and that the Board’s actions in adopting them constituted a breach of fiduciary duty. Horizon moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement. The court denied the motion on November 19, 2015.

Also in August 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law by based on Horizon’s alleged possession and misuse of confidential information it obtained from Janssen Pharma under a confidentiality agreement (the “Confidentiality Agreement”) that Horizon entered into in connection with its attempt to acquire the U.S. rights to NUCYNTA®, which we acquired from Janssen in April 2015.

On April 22, 2016, the Company and each of Horizon Pharma plc and Horizon Pharma, Inc. (together “Horizon”) mutually agreed to settle each party’s respective claims.  The primary terms of the settlement are confidential, and neither side has admitted any liability.  As part of the settlement, Horizon has agreed to continue to maintain the confidentiality of any confidential information relating to NUCYNTA that it received from Janssen Pharmaceuticals, Inc. and it and its affiliates will not use any such confidential information.  In addition, the parties agreed that through January 1, 2020, Horizon will not initiate another unsolicited takeover of the Company.

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

NOTE 12. ACQUISITIONS

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. Cebranopadol is a novel, first-in-class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain and is an important addition to Depomed’s leading portfolio in pain and neurology. The Company anticipates advancing cebranopadol into Phase III development for chronic lower back pain (cLBP) and other pain indications by 2017. The acquisition was completed on December 30, 2015.

Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve Depomed’s ongoing patent litigation against Endo for alleged infringement of three of the Company’s patents by Endo’s OPANA® ER product (the Settlement). As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company’s ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company’s Acuform® drug delivery patents with specific drug substances as well as $25 million in cash. The Company will also pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval milestone payments.

The cebranopadol acquisition was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. The total purchase consideration of $54.9 million, consisting of $25 million paid in cash upon the closing of the acquisition and $29.9 million reflecting the non-cash fair value of each of the elements of the Settlement, was written off as in-process research and development expense in the fourth quarter of 2015. Significant judgments were used in determining the estimated fair values assigned to the elements of the Settlement, such as but not limited to, the probability of the Company succeeding in its litigation against Endo had the litigation not been resolved, estimates of royalty rates and any damages that may have been awarded by the court, the timing of such an award and estimates of appropriate discount rates used to present value these expected future net cash flows. An actual judgment awarded by the court may have differed materially from the amounts recorded.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA®. The fair values of the contingent consideration as of March 31, 2016 and December 31, 2015 were $1.5 million and $1.5 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda®. The fair values of the contingent consideration as of March 31, 2016 and December 31, 2015 were $11.8 million and $12.0 million, respectively.

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

The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor®. The fair values of the contingent consideration as of March 31, 2016 and December 31, 2015 were $1.5 million and $1.5 million, respectively.

NOTE 13. INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2016				December 31, 2015
Amounts in thousands	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

NUCYNTA product rights	9.3	$1,019,977	$(98,957)	$921,020	$1,019,977	$(74,080)	$945,897
CAMBIA product rights	7.7	51,360	(11,767)	39,593	51,360	(10,483)	40,877
Lazanda product rights	6.3	10,480	(3,105)	7,375	10,480	(2,814)	7,666
Zipsor product rights	6.0	27,250	(13,281)	13,969	27,250	(12,696)	14,554

		$1,109,067	$(127,110)	$981,957	$1,109,067	$(100,073)	$1,008,994

Based on finite-lived intangible assets recorded as of March 31, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remainder)	$81,110
2017	108,147
2018	108,147
2019	108,147
2020	108,147
Thereafter	468,259
Total	$981,957

NOTE 14. SUBSEQUENT EVENTS

On April 4, 2016, the Company, in accordance with the terms of the secured debt facility with Deerfield and Pharmakon Advisors, LP, prepaid $100 million of principal amount of the $575 million secured indebtedness. In addition, the Company also paid a $5 million prepayment fee.

On April 7, 2016, Starboard Value LP, together with its affiliates, (“Starboard”) delivered documents to the Company requesting the Board of Directors to set a record date to allow Starboard to call a special meeting of shareholders for the purpose of removing and replacing the entire Board of Directors with designees identified by Starboard (the “Special Meeting”).  On April 25, 2016, the Company sent a letter to Starboard indicating that the record date to determine shareholders entitled to call the Special Meeting would be April 26, 2016. As a result, the Special Meeting may take place between June 1 and July 25, 2016, depending on the timing of Starboard’s delivery of a formal notice calling the Special Meeting and the meeting date selected by Starboard, which may be between 35-60 days from the date of delivery of such notice.  Based on information provided in an SEC filing Starboard filed on April 15, 2016, Starboard beneficially owns approximately 9.9% of the Company’s outstanding common stock.

On April 25, 2016, the Company entered into the First Amendment to Rights Agreement (the “Amendment”) between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, that amends the Rights Agreement dated July 12, 2015 (the “Rights Agreement”) between the Company and the Rights Agent. The Amendment is intended to permit shareholders that beneficially own 5% or more of the Company’s outstanding shares to obtain revocable proxies or consents from other shareholders for the sole purpose of requesting or demanding a special meeting of shareholders of the Company pursuant to Section 600(d) of the California Corporations Code without triggering the Rights Agreement (provided that such proxy or consent does not grant any right or power to vote the underlying securities at such special meeting or any other meeting of shareholders of the Company).

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

•                  our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;

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

•                  the outcome and impact of the Starboard proxy contest;

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

We also have royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology with Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen pharma).

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipline

Product	Indication	Status

NUCYNTA® ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA®	Moderate to severe acute pain in adults	Currently sold in the U.S. Acquired in April 2015

Gralise®	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA®	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor®	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda®	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Cebranopadol	Chronic nociceptive and neuropathic pain	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

As of March 31, 2016, our revenues are generated primarily from commercialized products.

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

NUCYNTA® (Tapentadol)

NUCYNTA® is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA® in June 2015. NUCYNTA® ER and NUCYNTA® product sales were $69.4 million for the three months ended March 31, 2016.

Gralise® (Gabapentin)

Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from the former licensee of the product. The FDA has granted Orphan Drug exclusivity for PHN. Gralise® product sales were $19.0 million and $17.3 million for the three months ended March 31, 2016 and 2015, respectively.

CAMBIA® (Diclofenac Potassium for Oral Solution)

CAMBIA® is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA® in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

We began shipping and recognizing product sales on CAMBIA® in December 2013. CAMBIA® product sales were $6.2 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively.

Zipsor® (Diclofenac Potassium) Liquid-Filled Capsules

Zipsor® is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor® uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor® on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). Zipsor® product sales were $5.5 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively.

Lazanda® (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Lazanda product sales were $4.6 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.

Segment and Customer Information

The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

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

Janssen Pharmaceuticals, Inc.—NUCYNTA® ER

In August 2012, the Company entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee. The Company also received low single digit royalties on sales of NUCYNTA® ER in the U.S. for sales from July 2, 2012 until the Company’s acquisition of the U.S. rights to NUCYNTA® ER from Janssen Pharma on April 2, 2015, and will continue to receive low single digit royalties on net sales of NUCYNTA® ER in Canada and Japan through December 31, 2021.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K filed with the SEC on February 26, 2016 (the 2015 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2015 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015.

Revenue

Total revenues by products and licensees are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015

Product sales, net:
NUCYNTA products	$69,364	$—
Gralise	19,023	17,274
CAMBIA	6,172	5,365
Lazanda	4,560	3,186
Zipsor	5,452	5,845
Total product sales	104,571	31,670

Royalties:
Others	209	533
Total royalty revenue	209	533

Total revenues	$104,780	$32,203

Product Sales

Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. We believe this arises primarily as a result of annual changes in health insurance plans that occur at the beginning of the calendar year and the reduction by our wholesalers of inventory of our products in the first quarter.

NUCYNTA®. We closed the acquisition of the NUCYNTA® franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA® for Janssen, and we re-launched NUCYNTA® with our increased sales force in mid-June 2015. We expect NUCYNTA® product sales and unit volume to increase from current levels for the remainder of 2016.

Gralise®. In October 2011, we announced the commercial availability of Gralise® and began distributing Gralise® to wholesalers and retail pharmacies. The increase in Gralise® product sales in the three months ended March 31, 2016 as compared to the same period in 2015 is primarily a result of price increases and to a lesser extent higher unit demand. We expect Gralise® product sales and unit volume to increase from current levels for the remainder of 2016.

CAMBIA®. We began shipping and recognizing product sales on CAMBIA® in December 2013. We began commercial promotion of CAMBIA® in February 2014. The increase in CAMBIA product sales in the three months ended March 31, 2016 as compared to the same period in 2015, is primarily a result of higher unit demand and to a lesser extent price increases. We expect CAMBIA® product sales and unit volume to increase from current levels for the remainder of 2016.

Lazanda®. We began shipping and recognizing product sales on Lazanda® in August 2013. We began commercial promotion of Lazanda® in October 2013. The increase in Lazanda product sales in the three months ended March 31, 2016 as compared to the same period in 2015, is primarily a result of higher unit demand and to a lesser extent price increases. We expect Lazanda® product sales and unit volume to increase from current levels for the remainder of 2016.

Zipsor®. We began shipping and recognizing product sales on Zipsor® at the end of June 2012. We began commercial promotion of Zipsor® in July 2012. The decrease in Zipsor® product sales in the three months ended March 31, 2016 as compared to the same period in 2015, is a result of reduced unit demand offset by price increases. We expect Zipsor® product sales to increase from current levels for the remainder of 2016.

Royalties

Other Royalties.  Other royalties for the three months ended March 31, 2016 are primarily comprised of royalties from Tribute Pharmaceuticals, Inc. on net sales of CAMBIA® in Canada. Other royalties for the three months ended March 31, 2015 primarily include royalties from Janssen Pharma on net sales of NUCYNTA® ER and royalties from Mallinckrodt plc (“Mallinckrodt”) on net sales of XARTEMISTM XR, which was launched in March 2014. The Company no longer receives royalties from Janssen Pharma on sales of NUCYNTA® ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA® ER from Janssen. We will continue to receive royalties from Janssen Pharma on net sales of NUCYNTA® ER in Canada and Japan. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalty payments, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for the three months ended March 31, 2016, as compared to the corresponding periods in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of sales	$23,549	$3,112
Dollar change from prior year	20,437
Percentage change from prior year	656.7%

The increase in cost of sales for the three months ended March 31, 2016, as compared to the same period in 2015 was primarily due to the NUCYNTA® Acquisition. We began selling NUCYNTA® in April 2015. In addition, cost of sales for NUCYNTA® includes a royalty on net sales payable to Grünenthal GmbH (Grunenthal). NUCYNTA® cost of sales for the three months ended March 31, 2016 was approximately 25%.

We acquired and began selling CAMBIA® in December 2013. In connection with the acquisition, the Company assumed a liability to make certain milestone payments to third parties that were unrelated to the Seller. The milestones are based on cumulative net sales of CAMBIA® in a consecutive twelve month period. A post-acquisition milestone of $3 million was triggered during the three months ended March 31, 2016 and is included in cost of sales.

We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda® inventories of $0.6 million which was being amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda was $0 and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

The cost of sales for Gralise®, CAMBIA®, Lazanda® and Zipsor®, combined was approximately 18% for the three months ended March 31, 2016. The cost of sales for Gralise®, CAMBIA®, Lazanda® and Zipsor®, combined less the $3 million CAMBIA® milestone was approximately 9% for the three months ended March 31, 2016.

We expect cost of sales to increase for the remainder of 2016, as we expect product sales to increase from current levels. We expect cost of sales for the remainder of 2016 for NUCYNTA® to be approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales for the remainder of 2016 will average approximately 10% for Gralise®, CAMBIA®, Lazanda® and Zipsor®, combined.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Research and development expense	$5,949	$1,858
Dollar change from prior year	4,091
Percentage change from prior year	220.2%

Research and development expense for the three months ended March 31, 2016 increased substantially as compared to the same period in 2015 primarily as a result of our assumption of responsibility for certain pediatric studies relating to NUCYNTA®. We expect research and development expense for the remainder of 2016 to increase from current levels, primarily from on-going pediatric studies relating to NUCYNTA® and from expected research and development expense in 2016 with respect to the development of cebranopadol. We expect research and development expense relating to cebranopadol to substantially increase in 2017 as we commence expected Phase 3 clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense for the three months ended March 31, 2016, as compared to the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Selling, general and administrative expense	$52,559	$34,542
Dollar change from prior year	18,017
Percentage change from prior year	52.2%

The increase in selling, general and administrative expense for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to sales and marketing expense associated with the NUCYNTA® franchise in first quarter 2016 and legal fees relating to our NUCYNTA® ANDA litigation.  We closed the NUCYNTA® acquisition in April 2015.

We expect selling, general and administrative expense, excluding any expense related to the proxy contest initiated by Starboard Value LP and its affiliates, for the remainder of 2016 to be consistent with the three months ended March 31, 2016.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2016	2015

Amortization of intangible assets- NUCYNTA	$24,878	$—
Amortization of intangible assets- Zipsor	584	965
Amortization of intangible assets- Lazanda	291	291
Amortization of intangible assets- CAMBIA	1,284	1,284
	$27,037	$2,540

The NUCYNTA®  product rights of approximately, $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and are being amortized using the straight line method over the estimated useful life of approximately ten years. Amortization commenced on the acquisition date. The estimated amortization expense for the remainder of 2016 is expected to be $74.6 million.

The Zipsor® product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. In June, 2015, the Company entered into a settlement agreement which permits Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. In light of this settlement agreement, the Company extended the useful life of Zipsor from the previous estimate of July 2019 to March 2022, the impact of which was to reduce the annual amortization charge. The estimated amortization expense for the remainder of 2016 is expected to be $1.8 million.

The CAMBIA® product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA®. The estimated amortization expense for the remainder of 2016 is expected to be $3.9 million.

The Lazanda® product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda®. The estimated amortization expense for the remainder of 2016 is expected to be $0.9 million.

Interest Income and Expense

The increase in net interest expense for the three months ended March 31, 2016, as compared to the corresponding periods in the prior year, is primarily related to interest expense relating to the Company’s issuance of $575.0 million aggregate principal amount of senior secured notes issued in April, 2015 (the Senior Notes) and the 2.5% Convertible Senior Notes Due 2021 that were issued on September 9, 2014 (the Convertible Notes). The net interest expense is comprised of:

	Three Months Ended March 31,
(In thousands)	2016	2015

Interest and other income	$130	$57
Interest expense	(22,727)	(6,022)
Net interest expense	$(22,597)	$(5,965)

The interest expense is comprised of:

	Three Months Ended March 31,
(In thousands)	2016	2015

Interest payable on Senior Notes	$15,625	$—
Interest payable on Convertible Notes	2,156	2,156
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	4,236	3,421
Changes in fair value of contingent consideration	594	445
Other	116	—
	$22,727	$6,022

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

In March 2016, the Company delivered an irrevocable notice to the Purchasers of its intent to prepay in April 2016 $100 million of the $575 million indebtedness. The prepayment was made on April 4, 2016 and the Company will record the $5 million prepayment fee and an accelerated charge for the amortization of the debt discount and debt issuance costs of approximately $0.8 million within interest expense in the Consolidated Statement of Operations during the three months ended June 30, 2016. The Company expects the interest expense relating to the Senior Notes to reduce for the remainder of 2016.

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

Income Tax (Benefit) Provision

We recorded a benefit from income taxes of $6.0 million compared to a benefit for income taxes of $4.2 million, for the three months ended March 31, 2016 and March 31 2015, respectively. The benefit from income taxes in the three months ended March 31, 2016 as compared to the benefit from income taxes for the same period in 2015 is primarily attributable to a decrease in net income. We did not pay income taxes in the three months ended March 31, 2016 or March 31, 2015.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP basis, we have included non-GAAP financial measures. The Company includes information about non-GAAP adjusted earnings, non-GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, all non-GAAP financial measures, as useful operating metrics for the three month periods ended March 31, 2016 and 2015. The Company believes that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provides supplementary information to investors. The Company uses these non-GAAP financial measures in connection with its own planning and forecasting purposes and for measuring the Company's performance. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted earnings and non-GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude (1) amortization and non-cash adjustments related to product acquisitions, (2) stock-based compensation expense, (3) non-cash interest expense related to debt, (4) costs associated with the Company's defense against the Horizon Pharma hostile takeover bid, and to adjust (5) the income tax provision to reflect the estimated amounts payable or receivable in cash. Non-GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude (1) amortization and non-cash adjustments related to product acquisitions, (2) stock-based compensation expense, (3) depreciation, (4) taxes, (5) costs associated with the Company's defense against the Horizon Pharma hostile takeover bid, (6) interest income and expense, and (7) transaction costs associated with product acquisitions. Non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

The following table reconciles the Company’s GAAP net income to non-GAAP adjusted income for the three months ended March 31, 2016 and 2015, respectively (in thousands, except per share amount):

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)

GAAP net income (loss)	$(20,917)	$(11,633)
Non-cash interest expense on debt	4,235	3,421
Intangible amortization related to product acquisitions	27,037	2,540
Inventory step-up related to product acquisitions	10	145
Contingent consideration related to product acquisitions	417	(1,099)
Stock based compensation	3,910	2,813
Non-cash income tax adjustment	(7,014)	(4,181)
Horizon defense costs	185	—
Non-GAAP adjusted earnings	$7,863	$(7,994)
Add interest expense of convertible debt, net of tax (1)	1,908	—
Numerator	$9,771	$(7,994)
Shares used in calculation (1)	80,693	59,561
Non-GAAP adjusted earnings per share (1)	$0.12	$(0.13)

(1) The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.  There was no add-back of interest expense or additional dilutive shares related to the convertible debt for the three months ended March 31, 2015, as the effect is anti-dilutive.

The following table reconciles the Company’s GAAP net income (loss) to non-GAAP adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)

GAAP net income (loss)	$(20,917)	$(11,633)
Intangible amortization related to product acquisitions	27,037	2,540
Inventory step-up related to product acquisitions	10	145
Contingent consideration related to product acquisitions	417	(1,099)
Stock based compensation	3,910	2,813
Interest income (other)	(130)	(57)
Interest expense	22,133	5,577
Depreciation	631	420
Provision (benefit) from income taxes	(5,994)	(4,181)
Horizon defense costs	185	—
Transaction costs	43	2,459
Non-GAAP adjusted EBITDA	$27,325	$(3,016)

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(In thousands)	2016	2015

Cash, cash equivalents and marketable securities	$194,334	$209,768

The decrease in cash, cash equivalents and marketable securities during the three months ended March 31, 2016 is primarily attributable to:

•                  the timing of payments of our sales rebates related to NUCYNTA®. In the period since acquisition, a portion of NUCYNTA® sales rebates continue to be billed to, and paid by, Janssen who is then reimbursed by the Company. During the three months ended March 31, 2016, we reimbursed Janssen $17.9 million for NUCYNTA sales rebates they paid on the Company’s behalf during the three months ended December 31, 2015. We expect the timing of payment of these sales rebates to align with the rest of our product portfolio once the underlying contracts have been transferred into the Company’s name and the related rebates are billed directly to the Company;

•                  our royalty payments to Grunenthal and our interest payments on our convertible debt, both of which are payable twice annually in the first and third quarter; and

•                  the payment of annual employee bonuses in the first quarter.

These payments were partially off-set by the cash generated from operations in those three months.

In March 2016, the Company delivered an irrevocable notice to the Purchasers of its intent to prepay $100 million of the $575 million indebtedness in April 2016. The $100 million was paid on April 4, 2016 and in addition, in accordance with the terms of the Note Purchase Agreement, the Company also paid a related prepayment fee of $5 million.

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

•                  the timing of our Cebranopadol clinical trials;

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

•                  changes in the focus and direction of our business strategy and/or research and development programs; and

•                  results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	March 31,
(In thousands)	2016	2015

Cash (used in) provided by operating activities	$(16,538)	$(2,493)
Cash provided by (used in) investing activities	95,843	(437,805)
Cash provided by financing activities	1,584	4,413

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2016 reflects the timing of the payments discussed above and the fact that our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. The cash used in operating activities for the three months ended March 31, 2015 was reflective of the fact that our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year.

Cash Flows from Investing Activities

Cash provided by investing activities during the three months ended March 31, 2016 primarily relates to the timing of maturity of marketable securities in preparation for the prepayment of debt in April 2016. Cash used in investing activities during the three months ended March 31, 2015 was primarily due to the cash deposited in the escrow account for the acquisition of NUCYNTA® ER and NUCYNTA® of $500.0 million and purchases of marketable securities of $2.6 million, partially offset by maturities of marketable securities of $65.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 and March 31, 2015 consisted of proceeds from employee option exercises and excess tax benefits from stock-based compensation.

Contractual Obligations

As of March 31, 2016, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

Senior Notes - principal	$—	$172,500	$258,750	$143,750	$575,000
Senior Notes - interest	62,671	119,075	75,325	14,423	271,494
Convertible Debt - principal	—	—	—	345,000	345,000
Convertible Debt - interest	8,625	17,250	17,250	3,594	46,719
Operating leases(1)	4,397	5,147	3,222	2,828	15,594
Purchase commitments	19,216	2,200	2,200	—	23,616
	$94,909	$316,172	$356,747	$509,595	$1,277,423

(1)         Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At March 31, 2016, we had non-cancelable purchase orders and minimum purchase obligations of approximately $19.2 million under our manufacturing agreements related to NUCYNTA® , Gralise®, Zipsor®, Lazanda® and CAMBIA®. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2015 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investments in money market funds which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $3.6 million per year.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ‘130 Patent against Actavis. The ‘130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA® ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claims that Actavis will infringe or induce infringement of the ‘130 Patent if its proposed generic products are approved.  In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ‘130 Patent.

A two-week bench trial was held beginning on March 9, 2016.  Closing arguments took place on April 27, 2016.  The Court will hold a separate hearing regarding Actavis’s use code counterclaim on May 10, 2016.

‘364 Patent Inter Partes Review Petition

On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) filed with the PTAB a petition to request an Inter Partes review (the IPR Petition) of the ‘364 Patent. The PTAB is expected to make a decision regarding institution of an Inter Partes review within approximately six months after the filing date.

Depomed v. Purdue

The Company has sued Purdue Pharma L.P (Purdue) for patent infringement in a lawsuit filed in January 2013 in the U.S. District Court for the District of New Jersey. The lawsuit arises from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and alleges infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expire in September 2016.

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the U.S. Patent Trial and Appeal Board’s (PTAB) Final Written Decisions described below.  On March 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged.

In response to petitions filed by Purdue, the PTAB instituted inter partes reviews (each, an IPR) of certain of the patent claims asserted in the Company’s lawsuit against Purdue. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the CAFC, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR.

In the IPRs initiated by Purdue, in July 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other ten claims of the ‘280 Patent asserted against Purdue.  In July 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue.  In March 2016, following Purdue’s appeal of the PTAB’s decisions, the CAFC affirmed the PTAB’s Final Written Decisions.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

In August 2015, Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) filed suit in the Superior Court for the State of California against the Company and the members of the Company’s Board of Directors, alleging that bylaw amendments and a Rights Agreement the Company adopted in July 2015 violate the California Corporations Code and are unenforceable, and that the Board’s actions in adopting them constituted a breach of fiduciary duty. Horizon moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement. The court denied the motion on November 19, 2015.

Also in August 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law based on Horizon’s alleged possession and misuse of confidential information it obtained from Janssen Pharma under a confidentiality agreement (the “Confidentiality Agreement”) that Horizon entered into in connection with its attempt to acquire the U.S. rights to NUCYNTA®, which we acquired from Janssen in April 2015.

On April 22, 2016, the Company and each of Horizon Pharma plc and Horizon Pharma, Inc. (together “Horizon”) mutually agreed to settle each party’s respective claims.  The primary terms of the settlement are confidential, and neither side has admitted any liability.  As part of the settlement, Horizon has agreed to continue to maintain the confidentiality of any confidential information relating to NUCYNTA that it received from Janssen Pharmaceuticals, Inc. and it and its affiliates will not use any such confidential information.  In addition, the parties agreed that through January 1, 2020, Horizon will not initiate another unsolicited takeover of the Company.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2015 Form 10-K.

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

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA® ER and NUCYNTA®, our largest selling products which generated approximately 56% of our total product revenues in 2015, and approximately 66% of our total product revenues in the first quarter of 2016, our business, financial condition and results of operations will be materially and adversely affected.

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

We are involved in patent litigation lawsuits against filers or ANDAs seeking to market generic versions of NUCYTNA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for the products (at least June 2025 for Nucynta and at least September 2028 for NUCYNTA ER). A two-week bench trial was held beginning on March 9, 2016. and closing arguments took place on April 27, 2016.

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

In 2013, 2014 and 2015, our wholesalers ended the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year. As a result, in the first quarter of 2014, 2015 and 2016, net sales were lower than would otherwise have been the case as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year, could adversely affect our operating results and may cause our stock price to decline.

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

Our business could be negatively affected as a result of an expected proxy fight and the actions of activist shareholders.

Starboard Value LP, together with its affiliates (“Starboard”) has requested the Board of Directors to fix a record date to allow Starboard to call a special meeting of shareholders for the purpose of removing and replacing the entire Board of Directors with designees identified by Starboard (the “Special Meeting”).  On April 25, 2016, the Company sent a letter to Starboard indicating that the record date to determine shareholders entitled to call the Special Meeting would be April 26, 2016. As a result, the Special Meeting may take place between June 1 and July 25, 2016, depending on the timing of Starboard’s delivery of a formal notice calling the Special Meeting and the meeting date selected by Starboard, which may be between 35-60 days from the date of delivery of such notice.  If Starboard submits a request calling the Special Meeting, we expect to conduct a contested proxy campaign, challenging any effort by Starboard to remove and replace our Board of Directors.  Any proxy contest with Starboard, or other activist activities, could adversely affect our business for a number of reasons, including, but not limited to:

•      responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•      perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our results of operations and financial condition; and

•      if nominees advanced by Starboard or other activist investors are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business prospects and on our results of operations and financial condition.

A proxy contest could also cause our stock price to experience periods of volatility.  Further, if a proxy contest results in a change in control of our Board of Directors, such an event could give third parties certain rights under existing contractual obligations, which could adversely affect our business.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we are engaged in litigation against three NUCYNTA® ER and NUCYNTA® ANDA filers, and one NUCYNTA® oral solution ANDA filer. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings take significant time, may be expensive, and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

The ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including regulations that may be imposed in connection with the implementation of the ACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

Changes in laws and regulations may adversely affect our business.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. As an example, we were named as a defendant in a case brought by the City of Chicago against a number of Pharmaceutical Companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further the FDA has recently announced that it will require “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

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

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b) (2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b) (2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b) (2) submissions and require us to file such submissions under Section 501(b) (1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

We currently have collaboration or license arrangements with a number of companies, including Grünenthal, Janssen Pharma and Ironwood. In addition, we have in the past and may in the future enter into other collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From March 31, 2014 through March 31, 2016, our stock price has ranged from $9.85 to $33.74 per share.

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

•                  the outcome and impact of the Starboard proxy contest;

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

Although we rely on third parties to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and other applicable regulatory agencies’ requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us with our clinical trials fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agency, may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agency will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

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

Contingent consideration obligations arise from the Zipsor®, CAMBIA® and Lazanda® acquisitions and relate to the potential future milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The value of our deferred tax assets could become impaired, which could adversely affect our results of operations.

As of March 31, 2016, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)            Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4	(4)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock of Depomed, Inc.
3.6	(4)	Amended and Restated Bylaws
4.1	(4)	Rights Agreement as of July 12, 2015 between Depomed, Inc. and Continental Stock Transfer & Trust
4.2	(5)	First Amendment to Rights Agreement as of April 25, 2016 by and between Depomed, Inc. and Continental Stock Transfer & Trust.
10.1	(*)	Depomed, Inc. Amended and Restated Annual Bonus Plan, as adopted on February 12, 2016
10.2	(*)	Amended and Restated Form of Management Continuity Agreement between the Company and its executives, as adopted on February 12, 2016
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)           Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)

(2)           Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003 (File No. 001-13111)

(3)           Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005 (File No. 001-13111)

(4)           Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015 (File No. 001-13111)

(5)           Incorporated by reference to the Company’s Form 8-K filed on April 25, 2016 (File No. 001-13111)

(*)           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2016	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer