Form 10-Q
period 2016-06-30
DEPOMED INC
filed 2016-08-03
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 2, 2016 was 61,366,053.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2016	2015(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,821	$101,084
Short-term investments	29,925	108,684
Accounts receivable, net	79,479	71,125
Receivables from collaborative partners	495	562
Inventories	10,436	10,494
Income taxes receivable	6,362	6,358
Prepaid and other current assets	15,705	10,665
Total current assets	230,223	308,972
Marketable securities, long-term	1,184	—
Property and equipment, net	16,194	14,794
Intangible assets, net	954,920	1,008,994
Deferred tax assets	42,189	22,995
Other assets	1,367	1,494
	$1,246,077	$1,357,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,310	$12,805
Accrued rebates, returns and discounts	117,807	121,058
Accrued liabilities	61,408	62,931
Income taxes payable	6,528	—
Contingent consideration liability	4,145	3,318
Interest payable	15,782	18,672
Other current liabilities	871	848
Total current liabilities	217,851	219,632
Contingent consideration liability, long-term portion	10,753	11,653
Senior Notes	464,872	563,012
Convertible Notes	244,856	237,313
Other long-term liabilities	10,643	10,584
Commitments
Shareholders’ equity:
Preferred Stock	—	—
Common Stock	277,912	264,511
Additional paid-in capital	78,691	78,622
Accumulated deficit	(59,482)	(28,024)
Accumulated other comprehensive loss, net of tax	(19)	(54)
Total shareholders’ equity	297,102	315,055
Total liabilities and shareholders' equity	$1,246,077	$1,357,249

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$116,517	$94,295	$221,088	$125,966
Royalties	165	209	374	742
Total revenues	116,682	94,504	221,462	126,708
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	20,965	22,865	44,514	25,977
Research and development expense	7,116	4,714	13,065	6,572
Selling, general and administrative expense	51,903	57,408	104,462	91,950
Amortization of intangible assets	27,037	26,731	54,074	29,271
Total costs and expenses	107,021	111,718	216,115	153,770
Income (loss) from operations	9,661	(17,214)	5,347	(27,062)
Other (expense) income:
Interest and other income	67	61	197	118
Loss on prepayment of Senior Notes	(5,777)	—	(5,777)	—
Interest expense	(20,148)	(22,078)	(42,875)	(28,100)
Total other (expense) income	(25,858)	(22,017)	(48,455)	(27,982)
Net loss before income taxes	(16,197)	(39,231)	(43,108)	(55,044)
Benefit from income taxes	5,656	17,578	11,650	21,758
Net loss	$(10,541)	$(21,653)	$(31,458)	$(33,286)
Basic and diluted net loss per share	$(0.17)	$(0.36)	$(0.52)	$(0.56)
Shares used in computing basic and diluted net loss per share	61,166,044	59,991,934	61,032,155	59,777,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,541)	$(21,653)	$(31,458)	$(33,286)
Unrealized gains (losses) on available-for-sale securities, net of tax	(1)	(17)	35	5
Comprehensive loss	$(10,542)	$(21,670)	$(31,423)	$(33,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(31,458)	$(33,286)
Adjustments for non-cash items:
Depreciation and amortization	55,336	30,292
Accretion of debt discount and debt issuance costs	8,624	7,387
Loss on prepayment of Senior Notes	5,777	—
Provision for inventory obsolescence	403	514
Loss on disposal of property and equipment	—	45
Stock-based compensation	8,238	6,066
Change in fair value of contingent consideration and unfavorable contract	(73)	(2,214)
Deferred income taxes	(12,599)	(11,337)
Excess tax benefit from stock-based compensation	(436)	(2,273)
Other	472	277
Changes in assets and liabilities:
Accounts receivable	(8,354)	(32,743)
Receivables from collaborative partners	67	322
Inventories	(346)	9,156
Prepaid and other assets	(4,912)	(2,256)
Income taxes receivable	—	(9,861)
Accounts payable and other accrued liabilities	(6,311)	58,831
Interest payable	(2,889)	18,160
Net cash provided by operating activities	11,539	37,080
Investing Activities
Purchases of property and equipment	(2,538)	(1,134)
Acquisition of business	—	(1,050,000)
Purchases of marketable securities	(26,570)	(18,108)
Maturities of marketable securities	103,707	67,105
Net cash provided by (used in) investing activities	74,599	(1,002,137)
Financing Activities
Proceeds from issuance of Senior Notes	—	562,063
Senior Notes issuance costs	—	(511)
Repayment of Senior Notes	(100,000)	—
Prepayment fees for repayment of Senior Notes	(5,000)	—
Proceeds from issuance of common stock	5,163	6,658
Excess tax benefit from stock-based compensation	436	2,273
Net cash (used in) provided by financing activities	(99,401)	570,483
Net decrease in cash and cash equivalents	(13,263)	(394,574)
Cash and cash equivalents at beginning of year	101,084	488,668
Cash and cash equivalents at end of period	$87,821	$94,094
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$78	$40
Cash paid for interest	$35,823	$4,121
Capital expenditures incurred but not yet paid	$124	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company’s current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® IR (NUCYNTA) (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired the U.S. rights to in April 2015, (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that the Company acquired in July 2013.

As of June 30, 2016, the Company has one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the entire year ending December 31, 2016 or future operating periods.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

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

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the license of certain rights to PDL Biopharma (the PDL Transaction). The Company contributed to Depo DR Sub all of its rights, title and interests in certain license agreements to receive royalty and milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such rights to receive royalty and milestone payments, for an upfront cash purchase price of $240.5 million.

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

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess or shortfall of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill or bargain purchase, as applicable.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate present value of expected future net cash flows, the assessment of each asset's life cycle, the impact of competitive trends on each asset's life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

•

Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company's estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company's sales allowances include:

•

Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. The Company also estimates returns on sales of Glumetza made by the Company through August 2011, as the Company is financially responsible for return credits on Glumetza product the Company shipped as part of its commercialization agreement with Salix in August 2011. Under the terms of the Zipsor asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. See Note 12 for further information on the acquisition of NUCYNTA ER and NUCYNTA, CAMBIA, Lazanda and Zipsor.

The shelf life of NUCYNTA ER is 24 to 36 months and NUCYNTA is 36 months from the date of tablet manufacture, respectively. The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, "Revenue from Contracts with Customers". This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. The Company is currently assessing its approach to the adoption of this standard and the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements. The Company plans to adopt this guidance on January 1, 2018.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, "Interest - Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs". This guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, but requires retrospective adjustment with early adoption permitted. The Company adopted the provisions of this guidance in the three months ended March 31, 2016 and, consequently, $5.7 million and $0.5 million of debt issuance costs presented within long term “other assets” in the company’s consolidated balance sheet as of December 31, 2015 have been reclassified against the long term liability for the Convertible Notes and the Senior Notes, respectively.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose, the amount of such adjustment that related to prior periods. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted the provisions of this guidance in the three months ended March 31, 2016 and the adoption of this guidance did not materially affect our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases". This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. For a public entity, the amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this guidance is permitted for all entities. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This guidance simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements haven’t been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

NOTE 2.  CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES, LONG-TERM

Securities classified as cash and cash equivalents, short-term investments and marketable securities, long-term as of June 30, 2016 and December 31, 2015 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$74,567	$—	$—	$74,567
Money market funds	33	—	—	33
Corporate Securities and Commercial paper	13,221	—	—	13,221
Total cash and cash equivalents	$87,821	$—	$—	$87,821
Short-term investments
Corporate debt securities and Commercial paper with maturities less than 1 year	$29,922	$6	$(3)	$29,925
Marketable securities, long-term
Corporate debt securities with maturities between 1 and 2 years	1,185	—	(1)	1,184
Total available-for-sale securities	$31,107	$6	$(4)	$31,109
Total	$118,928	$6	$(4)	$118,930

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$65,600	$—	$—	$65,600
Money market funds	64	—	—	64
Corporate Securities and Commercial paper	35,420	—	—	35,420
Total cash and cash equivalents	$101,084	$—	$—	$101,084
Short-term investments
Corporate debt securities	$108,717	$1	$(34)	$108,684
Total available-for-sale securities	$108,717	$1	$(34)	$108,684
Total	$209,801	$1	$(34)	$209,768

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities. The Company invests its cash in marketable securities, U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the Condensed Consolidated Statement of Operations.

At June 30, 2016, the Company had eight securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$9,054	$(4)	$—	$—	$9,054	$(4)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at June 30, 2016. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$33	$—	$—	$33
Commercial paper	—	17,386	—	17,386
Corporate debt securities	26,944	—	—	26,944
US Treasury securities	—	—	—	—
Total	$26,977	$17,386	$—	$44,363
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,241	$1,241
Contingent consideration—Lazanda	—	—	12,156	12,156
Contingent consideration—CAMBIA	—	—	1,501	1,501
	$—	$—	$14,898	$14,898

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64	$—	$—	$64
Commercial paper	—	56,383	—	56,383
Corporate debt securities	44,956	—	—	44,956
US Treasury securities	42,765	—		42,765
Total	$87,785	$56,383	$—	$144,168
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,504	$1,504
Contingent consideration—Lazanda	—	—	12,002	12,002
Contingent consideration—CAMBIA	—	—	1,465	1,465
	$—	$—	$14,971	$14,971

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the six months ended June 30, 2016:

			Changes in
			fair value
		Changes in	recorded in
		fair value	selling,
	Balance at	recorded in	general and		Balance at
	December 31,	interest	administrative	Royalties	June 30,
	2015	expense	expense	paid	2016
Liabilities:
Contingent consideration obligations—Zipsor	$1,504	$69	$(332)	$—	$1,241
Contingent consideration obligations—Lazanda	12,002	1,009	125	(980)	12,156
Contingent consideration obligations—CAMBIA	1,465	116	(80)	—	1,501
Total	$14,971	$1,194	$(287)	$(980)	$14,898

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value, based on quoted market prices of the Company’s debt, was approximately $379.5 million and $395.0 million (par value $345.0 million) as of June 30, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation.

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible debt. As we had net losses for the three and six months ended June 30, 2016 and June 30, 2015, all potentially dilutive common shares were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2016	2015	2016	2015
Basic and diluted net loss per share
Net loss	$(10,541)	$(21,653)	$(31,458)	$(33,286)
Denominator	61,166	59,992	61,032	59,778
Basic and diluted net loss per share	$(0.17)	$(0.36)	$(0.52)	$(0.56)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2016	2015
Convertible debt	17,931	17,931
Stock options and restricted stock units	9,645	8,656
Total potentially dilutive common shares	27,576	26,587

NOTE 4.  LICENSE AND COLLABORATIVE ARRANGEMENTS

Janssen Pharmaceuticals, Inc.

In August 2012, the Company entered into a license agreement with Janssen Pharma that granted Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to its Acuform® drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). The Company received a $10.0 million upfront license fee, which was recognized as revenue in 2012, and receives low single digit royalties on net sales of NUCYNTA ER in Canada and Japan from and after July 2, 2012 through December 31, 2021.

The Company was also previously receiving royalties on sales of NUCYNTA ER in the U.S. until its acquisition of the U.S. rights to NUCYNTA ER from Janssen Pharma on April 2, 2015.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$8	$4	$16	$5
Research and development expense	131	46	208	183
Selling, general and administrative expense	4,189	3,203	8,014	5,878
Total	$4,328	$3,253	$8,238	$6,066

At June 30, 2016, the Company had $28.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.2 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$2,824	$2,944
Work-in-process	721	1,211
Finished goods	6,891	6,339
Total	$10,436	$10,494

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued compensation	$8,031	$13,196
Royalties payable	21,731	20,555
Other accrued liabilities	31,646	29,180
Total accrued liabilities	$61,408	$62,931

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

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of June 30, 2016 was 10.75%.

The Senior Notes can be prepaid, at the Company’s option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at the Company’s discretion. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the following paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

The Company is required to pay a prepayment premium equal to (i) 5% of the principal amount of Notes to be prepaid, if such prepayment occurs on or prior to the second anniversary of the Purchase Date; (ii) 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the third anniversary of the Purchase Date; (iii) 3% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the third anniversary of the Purchase Date but on or prior to the fourth anniversary of the Purchase Date; (iv) 2% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the fourth anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; (v) 1% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the fifth anniversary of the Purchase Date but on or prior to the sixth anniversary of the Purchase Date; and (v) zero, if such prepayment occurs after the sixth anniversary of the Purchase Date.

In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the three and six months ended June 30, 2016.

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

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	143,750
April 2, 2022	43,750
$475,000

The following is a summary of the carrying value of the Senior Notes as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Principal amount of the Senior Notes	$475,000	$575,000
Unamortized debt discount balance	(9,739)	(11,527)
Unamortized debt issuance costs	(389)	(461)
Principal amount of the Senior Notes - long-term	$464,872	$563,012

The principal amount of the Senior Notes approximates their fair value as of June 30, 2016.

The debt discount and debt issuance costs will be amortized as interest expense through April 2022 using the effective interest method. The following is a summary of interest expense for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$12,997	$15,281	$28,622	$15,281
Amortization of debt discount and debt issuance costs	564	471	1,082	471
Total interest expense	$13,561	$15,752	$29,704	$15,752

Convertible Notes

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the Convertible Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

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

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the recognition of $226.0 million as the liability component net of a $119.0 million debt discount with a corresponding increase to paid-in capital representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds.

The following is a summary of the liability component of the Convertible Notes as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(94,931)	(101,965)
Unamortized debt issuance costs	(5,213)	(5,722)
Principal amount of the Convertible Notes - long-term	$244,856	$237,313

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated coupon interest	$2,156	$2,156	$4,312	$4,312
Amortization of debt discount and debt issuance costs	3,824	3,513	7,542	6,934
Total interest expense	$5,980	$5,669	$11,854	$11,246

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2016, employees exercised options to purchase 203,494 shares and 414,499 shares of the Company’s common stock with net proceeds to the Company of approximately $2 million and $3.4 million respectively. For the three and six months ended June 30, 2015, employees exercised options to purchase 354,252 and 784,724 shares of the Company’s common stock with net proceeds to the Company of approximately $2.3 million and $5.6 million respectively.

Restricted Stock Units

For the three and six months ended June 30, 2016, the Company issued 42,697 shares of the Company’s common stock due to vesting of restricted stock units. For the three and six months ended June 30, 2015, the Company issued 0 shares of the Company’s common stock due to vesting of restricted stock units.

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

For the three and six months ended June 30, 2016 and June 30, 2015, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

As of June 30, 2016 and December 31, 2015, the Company had $5.9 million and $5.7 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which the Company operates until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.8 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases

We have non-cancelable operating leases for our office buildings and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at June 30, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016 (remainder)	$2,216
2017	3,786
2018	2,567
2019	1,814
2020	1,630
Thereafter	3,245
Total	$15,258

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $10.2 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.7 million as of June 30, 2016 and $1.7 million as of December 31, 2015. Rent expense relating to the office and laboratory lease agreement for the three months ended June 30, 2016 and 2015, was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales force hired in the three months ended June 30, 2015. The Company received the additional vehicles in the second half of 2015. The Company will pay approximately $5.0 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended June 30, 2016 and 2015 was $0.8 million and $0.5 million, respectively, and $1.6 million and $1 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Legal Matters

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the '593 Patent), U.S. Patent No. 7,994,364 (the '364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  '060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the '130 Patent) relates to Alkem's ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA related to the '364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA related to the '364 and '593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the '364 Patent against Sandoz and the '364 and '593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz's agreement not to market a generic version of NUCYNTA products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the '364, '593, and '130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA oral solution product and the '364 and '593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the '364 and '593 Patents against Watson.

In each of the foregoing actions, the ANDA filers counterclaimed for declaratory relief of noninfringement and patent invalidity. At the time that the actions were commenced, Janssen Pharma was the exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA ER and NUCYNTA from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company was added as a plaintiff to the pending cases and is actively litigating them.

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the '130 Patent against Actavis. The '130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claims that Actavis will infringe or induce infringement of the '130 Patent if its proposed generic products are approved. In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the '130 Patent.

A two-week bench trial was held beginning on March 9, 2016. Closing arguments took place on April 27, 2016. On May 11, 2016, the Court issued an order enjoining Defendants from launching their generic tapentadol hydrochloride products until the Court issues its written decision or September 30, 2016, whichever is sooner.

‘364 Patent Inter Partes Review Petition

On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) (Rosellini) filed with the Patent Trial and Appeal Board (PTAB) a petition to request an inter partes review (an IPR) of the '364 Patent. On April 27, 2016, Grünenthal, the owner of the ‘364 Patent, filed its Patent Owner Preliminary Response. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR. On July 18, 2016, the PTAB declined to institute the IPR petition filed by Rosellini with respect to the '364 Patent with respect to all patent claims subject of the petition.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016.  On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing.  A date for the Markman hearing has not yet been set. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents.  On June 28, 2016, the Company filed a reply brief to its motion for leave. The Court has not yet issued a ruling on the Company’s motion for leave to file a second amended Complaint. Fact discovery is scheduled to close on October 7, 2016, expert discovery is scheduled to close on February 10, 2017. The last date to file dispositive motions is March 3, 2017. The final pretrial conference is set for April 6, 2017. No trial date has been set by the Court.

In response to petitions filed by Purdue, the PTAB instituted IPRs of certain of the claims asserted in the Company’s lawsuit against Purdue. In the IPRs initiated by Purdue, in July 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other ten claims of the ‘280 Patent asserted against Purdue.  In July 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue.  In March 2016, following Purdue’s appeal of the PTAB’s decisions, the CAFC affirmed the PTAB’s Final Written Decisions.

Depomed v. Horizon Pharma plc and Horizon Pharma, Inc.

In August 2015, Horizon Pharma plc and Horizon Pharma, Inc. (together, Horizon) filed suit in the Superior Court for the State of California against the Company and the members of the Company’s Board of Directors, alleging that bylaw amendments and a Rights Agreement the Company adopted in July 2015 violate the California Corporations Code and are unenforceable, and that the Board's actions in adopting them constituted a breach of fiduciary duty. Horizon moved for a preliminary injunction to invalidate the bylaw amendments and Rights Agreement. The court denied the motion on November 19, 2015.

Also in August 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law based on Horizon’s alleged possession and misuse of confidential information it obtained from Janssen Pharma under a confidentiality agreement (the Confidentiality Agreement) that Horizon entered into in connection with its attempt to acquire the U.S. rights to NUCYNTA, which we acquired from Janssen in April 2015.

On April 22, 2016, the Company and Horizon mutually agreed to settle each party’s respective claims.  The primary terms of the settlement are confidential, and neither side has admitted any liability.  As part of the settlement, Horizon has agreed to continue to maintain the confidentiality of any confidential information relating to NUCYNTA that it received from Janssen Pharma and it and its affiliates will not use any such confidential information.  In addition, the parties agreed that through January 1, 2020, Horizon will not initiate another unsolicited takeover of the Company.

General

The Company cannot reasonably predict the outcome of the pending legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings. As such, the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

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

Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo), to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company's patents by Endo's OPANA ER product (the Settlement). As the formulator of OPANA ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company's ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company's Acuform® drug delivery patents with specific drug substances as well as $25 million in cash. The Company will also pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval milestone payments.

The cebranopadol acquisition was treated as an asset acquisition under the applicable guidance contained within U.S. GAAP. The total purchase consideration of $54.9 million consisting of $25 million paid in cash upon the closing of the acquisition and $29.9 million reflecting the fair value of each of the elements of the Settlement, was recorded as in-process research and development expense in the fourth quarter of 2015. Significant judgments were used in determining the estimated fair values assigned to the elements of the Settlement, such as but not limited to, the probability of the Company succeeding in its litigation against Endo had the litigation not been resolved, estimates of royalty rates and any damages that may have been awarded by the court, the timing of such an award and estimates of appropriate discount rates used to present value these expected future net cash flows. An actual judgment awarded by the court may have differed materially from the amounts recorded.

The NUCYNTA Acquisition

On January 15, 2015, the Company, entered into an asset purchase agreement pursuant to which the Company acquired from Janssen and its affiliates the U.S. rights to the NUCYNTA franchise of pharmaceutical products (the NUCYNTA U.S. Product Rights) as well as certain related assets for $1.05 billion in cash (the Purchase Price).

The NUCYNTA franchise includes NUCYNTA ER (tapentadol) extended release tablets indicated for the management of pain, including neuropathic pain associated with diabetic peripheral neuropathy (DPN), severe enough to require daily, around-the-clock, long-term opioid treatment, NUCYNTA (tapentadol), an immediate release version of tapentadol, for management of moderate to severe acute pain in adults, and NUCYNTA (tapentadol) oral solution, an approved oral form of tapentadol that has not been commercialized (collectively, the Products).

Upon the consummation of the transaction on April 2, 2015, the Company acquired (i) rights to commercialize the Products in the United States, and (ii) certain other assets relating to the Products, including finished goods product inventory and certain manufacturing equipment.  In addition, Janssen Pharma assigned to the Company all of its rights and obligations under the License Agreement (U.S.) (the License Agreement) by and among Janssen Pharma, Janssen Research & Development, LLC and Grünenthal pursuant to which Janssen has a royalty-bearing license to certain

Grünenthal patents and other intellectual property rights covering the commercialization of the Products in the United States.

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

In connection with the Transaction, the Company, Janssen Pharma and certain affiliates of Janssen also entered into (i) supply agreements pursuant to which Janssen Pharma will manufacture and supply the Products to the Company until the Company, or its contract manufacturer, begins commercial production of the Products, following which the Company will manufacture and supply Janssen Pharma for its requirements for NUCYNTA outside of the United States and (ii) a supply agreement pursuant to which an affiliate of Janssen will manufacture and supply the Company with the active pharmaceutical ingredient contained in the Products.

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

Under the acquisition method of accounting, we have recognized net tangible and intangible assets acquired based upon their respective estimated fair values as of the acquisition date. The table below shows the fair values of the assets acquired:

(Amounts in thousands)
NUCYNTA U.S. Product Rights	$1,019,978
Inventories	11,590
Manufacturing Equipment	8,455
$1,040,023

NUCYNTA U.S. Product Rights

The valuation of the NUCYNTA US Product Rights was based on management’s estimates, information and reasonable and supportable assumptions. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the NUCYNTA US Product Rights included revenue projections based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates, general and administrative expenses, sales and marketing expenses, research and development expenses for clinical and regulatory support and developing an appropriate discount rate. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The NUCYNTA US Product Rights intangible asset is amortized using the straight-line method over an estimated useful life of approximately ten years. The estimated useful life was determined based on the period of time over which the NUCYNTA US Product Rights are expected to contribute to the Company’s future cash flows.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA. The fair values of the contingent consideration as of June 30, 2016 and December 31, 2015 were $1.5 million and $1.5 million, respectively.

The Lazanda Acquisition

On July 29, 2013, the Company entered into an asset purchase agreement with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes’ product  Lazanda (fentanyl) nasal spray and related inventory for an initial payment of $4.0 million in cash and up to $15.0 million in contingent consideration payable upon the achievement of certain specified events. The Company also assumed certain liabilities related to Lazanda. In accordance with the authoritative guidance for business combinations, the Lazanda acquisition from Archimedes was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda. The fair values of the contingent consideration as of June 30, 2016 and December 31, 2015 were $12.2 million and $12.0 million, respectively.

The Zipsor Acquisition

On June 21, 2012, the Company entered into an asset purchase agreement with Xanodyne Pharmaceuticals, Inc., a Delaware corporation (Xanodyne), pursuant to which the Company acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash and up to $5.0 million in contingent consideration payable upon the achievement of certain specified events and assumed certain product-related liabilities relating to Zipsor. In accordance with the authoritative guidance for business combinations, the Zipsor acquisition from Xanodyne was determined to be a business combination and was accounted for using the acquisition method of accounting.

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. Zipsor product rights of

$27.2 million were recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. On June 3, 2015, the Company entered into a settlement agreement in its ongoing patent litigation related to an Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of Zipsor (diclofenac liquid filled capsules) 25mg tablets. The settlement permits defendant Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. The settlement concluded all ongoing ANDA litigation related to Zipsor. In light of this settlement agreement, the Company reviewed the useful life of the Zipsor product rights and, as of June 3, 2015, extended that from the previous estimate of July 2019 to March 2022.  Consequently, the quarterly amortization charge reduced from $1.0 million to $0.6 million, beginning with the three months ending September 30, 2015.

The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor. The fair values of the contingent consideration as of June 30, 2016 and December 31, 2015 were $1.2 million and $1.5 million, respectively.

NOTE 13.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2016				December 31, 2015
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Amounts in thousands	(In years)	Amount	Amortization	Value	Amount	Amortization	Value

NUCYNTA product rights	9.0	$1,019,978	$(123,836)	$896,142	$1,019,978	$(74,081)	$945,897
CAMBIA product rights	7.5	51,360	(13,051)	38,309	51,360	(10,483)	40,877
Lazanda product rights	6.1	10,480	(3,396)	7,084	10,480	(2,814)	7,666
Zipsor product rights	5.8	27,250	(13,865)	13,385	27,250	(12,696)	14,554
		$1,109,068	$(154,148)	$954,920	$1,109,068	$(100,074)	$1,008,994

Based on finite-lived intangible assets recorded as of June 30, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2016 (remainder)	$54,073
2017	$108,147
2018	108,147
2019	108,147
2020	108,147
Thereafter	468,259
Total	$954,920

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	the commercial success and market acceptance of our products;
•	the results of our ongoing litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA® ER and NUCYNTA® in the United States (U.S.);
•	any additional patent infringement or other litigation or proceeding that may be instituted related to any of our products, product candidates or products we may acquire;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidates;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	the outcome and impact of the proxy contest initiated by Starboard Value LP and its affiliates;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue).

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

•	NUCYNTA® IR (NUCYNTA) (tapentadol), an immediate release version of tapentadol for the management of moderate to severe acute pain in adults.

•	Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) we launched in October 2011.
•	CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks we acquired in December 2013.
•

Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough cancer pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, we acquired in July 2013.

•	Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain we acquired in June 2012.

We actively seek to expand our product portfolio through acquiring or in-licensing commercially available products or late-stage product candidates that may be marketed and sold effectively with our existing products through our sales and marketing capability, which currently includes approximately 310 full-time sales representatives.

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

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipeline

Product	Indication	Status

NUCYNTA ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA	Moderate to severe acute pain in adults	Currently sold in the U.S. Acquired in April 2015

Gralise	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Cebranopadol	Chronic nociceptive and neuropathic pain	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

As of June 30, 2016, our revenues are generated primarily from commercialized products.

Commercialized Products

NUCYNTA ER (Tapentadol Extended Release Tablets)

NUCYNTA ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate. We acquired the U.S. rights to NUCYNTA ER from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA ER in April 2015. We began commercial promotion of NUCYNTA ER in June 2015.

NUCYNTA (Tapentadol)

NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015.

We began commercial promotion of NUCYNTA in June 2015. NUCYNTA ER and NUCYNTA product sales were $71.9 million and $141.3 million for the three and six months ended June 30, 2016 respectively.

Gralise (Gabapentin)

Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from the former licensee of the product. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $23.8 million and $42.8 million for the three and six months ended June 30, 2016, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $7.6 million and $13.8 million for the three and six months ended June 30, 2016, respectively.

Zipsor (Diclofenac Potassium) Liquid-Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). Zipsor product sales were $6.8 million and $12.3 million for the three and six months ended June 30, 2016, respectively.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Lazanda product sales were $6.4 million and $10.9 million for the three and six months ended June 30, 2016, respectively.

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

OUR DRUG DELIVERY TECHNOLOGY AND RELATED LICENSE AND DEVELOPMENT ARRANGEMENTS AND PATENT LITIGATION

Our Acuform drug delivery technology is based on our proprietary oral drug delivery technologies and is designed to include formulations of drug-containing polymeric tablets that allow multi-hour delivery of an incorporated drug when taken with a meal. Of our marketed products, Gralise and NUCYNTA ER utilize this technology.

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

Janssen Pharmaceuticals, Inc.—NUCYNTA ER

In August 2012, the Company entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER. The Company received a $10.0 million upfront license fee. The Company also received low single digit royalties on sales of NUCYNTA ER in the U.S. for sales from July 2, 2012 until the Company’s acquisition of the U.S. rights to NUCYNTA ER from Janssen Pharma on April 2, 2015, and will continue to receive low single digit royalties on net sales of NUCYNTA ER in Canada and Japan through December 31, 2021.

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

RESULTS OF OPERATIONS

Three and six Months Ended June 30, 2016 and 2015.

Revenue

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product sales:
NUCYNTA products	$71,917	$56,653	$141,281	$56,653
Gralise	23,788	20,927	42,811	38,201
CAMBIA	7,618	6,848	13,790	12,213
Lazanda	6,352	3,853	10,912	7,038
Zipsor	6,842	6,014	12,294	11,861
Total product sales	116,517	94,295	221,088	125,966
Royalties:
Total royalty revenue	165	209	374	742
Total revenues	$116,682	$94,504	$221,462	$126,708

Product Sales

NUCYNTA.  We closed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA for Janssen Pharma, and we re-launched NUCYNTA with our increased sales force in mid-June 2015. The increase in NUCYNTA product sales in the three months ended June 30, 2016 as compared to the same period in 2016 is primarily the result of higher unit demand and to a lesser extent price increases. We expect NUCYNTA franchise product sales and unit volume to increase from current levels for the remainder of 2016.

Gralise.  In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. The increase in Gralise product sales in the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily a result of price increases and to a lesser extent higher unit demand. We expect Gralise product sales and unit volume to increase from current levels for the remainder of 2016.

CAMBIA. We began shipping and recognizing product sales on CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. The increase in CAMBIA product sales in the three and six months ended June 30, 2016 as compared to the same periods in 2015, is primarily a result of higher unit demand and to a lesser extent price increases. We expect CAMBIA product sales and unit volume to increase from current levels for the remainder of 2016.

Lazanda. We began shipping and recognizing product sales on Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. The increase in Lazanda product sales in the three and six months ended June 30, 2016 as compared to the same periods in 2015, is primarily a result of higher unit demand and to a lesser extent price increases. We expect Lazanda product sales and unit volume to increase from current levels for the remainder of 2016.

Zipsor.  We began shipping and recognizing product sales on Zipsor at the end of June 2012. We began commercial promotion of Zipsor in July 2012. The increase in Zipsor product sales in the three and six months ended June 30, 2016 as compared to the same periods in 2015, is a result of reduced unit demand offset by price increases. We expect Zipsor product sales to increase from current levels for the remainder of 2016.

Royalties

Royalties for the three and six months ended June 30, 2016 are primarily comprised of royalties from Tribute Pharmaceuticals, Inc. on net sales of CAMBIA in Canada. Royalties for the three and six months ended June 30, 2015 primarily include royalties from Janssen Pharma on net sales of NUCYNTA ER and royalties from Mallinckrodt plc

(Mallinckrodt) on net sales of XARTEMISTM XR, which was launched in March 2014. The Company no longer receives royalties from Janssen Pharma on sales of NUCYNTA ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA ER from Janssen. We continue to receive royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalty payments, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of Sales	$20,965	$22,865	$44,514	$25,977
Dollar change from prior year	(1,900)	18,190	18,537	17,600
Percentage change from prior year	(8.3)%	389.1%	71.4%	210.1%

The decrease in cost of sales for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the amortization of $5.0 million recorded in the three months ended June 30, 2015 relating to the step-up in the value of the acquired NUCYNTA inventories. This was partially offset by the increase in NUCYNTA sales in the three months ended June 30, 2016 as compared to the same period in 2015. The increase in cost of sales for the six months ended June 30, 2016, as compared to the same period in 2015 was primarily due to the fact that that the six months ended June 30, 2015 only reflects NUCYNTA cost of sales for the three months ended June 30, 2015 as we acquired and began selling NUCYNTA in April 2015.

Cost of sales for NUCYNTA includes a royalty on net sales payable to Grünenthal. NUCYNTA cost of sales for the three and six months ended June 30, 2016 was approximately 25%.

We acquired and began selling CAMBIA in December 2013. In connection with the acquisition, the Company assumed a liability to make certain milestone payments to third parties that were unrelated to the Seller. The milestones are based on cumulative net sales of CAMBIA in a consecutive twelve month period. A post-acquisition milestone of $3 million was triggered during the three months ended March 31, 2016 and is included in cost of sales for the six months ended June 30, 2016.

We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which was being amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda was $0 for the three and six months ended June 30, 2016 and $0 and $0.2 million for the three and six months ended June 30, 2015, respectively.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined was approximately 6.8% for the three months ended June 30, 2016. A post-acquisition CAMBIA milestone of $3 million was triggered during the three months ended March 31, 2016 and was included in cost of sales. The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined less the $3 million CAMBIA milestone was approximately 6.8% and 7.8% for the three and six months ended June 30, 2016.

We expect cost of sales to increase for the remainder of 2016, as we expect product sales to increase from current levels. We expect cost of sales for the remainder of 2016 for NUCYNTA to be approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales as a percentage of net sales for the remainder of 2016 will continue at approximately the levels incurred in the first half of the year.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidate in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$7,116	$4,714	$13,065	$6,572
Dollar change from prior year	2,402	3,317	6,493	3,133
Percentage change from prior year	51.0%	237.4%	98.8%	91.1%

Research and development expense for the three and six months ended June 30, 2016 increased substantially as compared to the same periods in 2015 primarily as a result of our assumption of responsibility for certain pediatric studies relating to NUCYNTA. We expect research and development expense for the remainder of 2016 to increase from current levels, primarily from on-going pediatric studies relating to NUCYNTA and from expected research and development expense in 2016 with respect to the development of cebranopadol. We expect research and development expense relating to cebranopadol to substantially increase in 2017 as we commence expected Phase 3 clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$51,903	$57,408	$104,462	$91,950
Dollar change from prior year	(5,505)	24,835	12,512	26,860
Percentage change from prior year	(9.6)%	76.2%	13.6%	41.3%

The decrease in selling, general and administrative expense for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to the non-recurring transaction costs of $9.7 million relating to the NUCYNTA acquisition recorded in the three months ended June 30, 2015, which were partially offset by the increase in the legal fees relating to our NUCYNTA ANDA litigation and the increase in marketing costs in the three months ended June 30, 2016. The increase in selling, general and administrative expense for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to the fact that the six months ended June 30, 2015 only reflects NUCYNTA sales and marketing expense for the three months ended June 30, 2015 and the 2016 period includes legal fees relating to our NUCYNTA ANDA litigation. We closed the NUCYNTA acquisition in April 2015.

We expect selling, general and administrative expense, excluding any expense related to the proxy contest initiated by Starboard Value LP and its affiliates, for the remainder of 2016 to be consistent with the three months ended June 30, 2016.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amortization of intangible assets—NUCYNTA	$24,877	24,325	$49,755	$24,325
Amortization of intangible assets—Zipsor	585	831	1,169	1,796
Amortization of intangible assets—Lazanda	291	291	582	582
Amortization of intangible assets—CAMBIA	1,284	1,284	2,568	2,568
	$27,037	$26,731	$54,074	$29,271

The NUCYNTA product rights of approximately $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and are being amortized using the straight line method over the estimated useful life of approximately ten years. Amortization commenced on the acquisition date. The estimated amortization expense for the remainder of 2016 is expected to be $49.8 million.

The Zipsor product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. In June, 2015, the Company entered into a settlement agreement which permits Watson Laboratories Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. In light of this settlement agreement, the Company extended the useful life of Zipsor from the previous estimate of July 2019 to March 2022, the impact of which was to reduce the annual amortization charge. The estimated amortization expense for the remainder of 2016 is expected to be $1.2 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. The estimated amortization expense for the remainder of 2016 is expected to be $2.6 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. The estimated amortization expense for the remainder of 2016 is expected to be $0.6 million.

Interest Income and Expense

The increase in net interest expense for the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year, is primarily related to interest expense relating to the Company’s issuance of $575 million aggregate principal amount of senior secured notes issued in April 2015 (the Senior Notes) and the 2.5% Convertible Senior Notes Due 2021 that were issued on September 9, 2014 (the Convertible Notes). The net interest expense is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest and other income	$67	$61	$197	$118
Interest expense	(20,148)	(22,078)	(42,875)	(28,100)
Net interest expense	$(20,081)	$(22,017)	$(42,678)	$(27,982)

The interest expense is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest payable on Senior Notes	$12,997	$15,281	$28,622	$15,281
Interest payable on Convertible Notes	2,156	2,156	4,312	4,313
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	4,388	3,995	8,624	7,416
Changes in fair value of contingent consideration	600	646	1,194	1,090
Other	7	—	123	—
Total interest expense	$20,148	$22,078	$42,875	$28,100

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

The Senior Notes will mature in seven years after issuance (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The Senior Notes can be prepaid, at the Company’s option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at the Company’s discretion.

In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the three months ended June 30, 2016. Consequently, the Company expects the interest expense relating to the Senior Notes to reduce for the remainder of 2016.

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

Income Tax Benefit

We recorded a benefit from income taxes of $5.7 million and $11.7 million compared to a benefit for income taxes of $17.6 million and $21.8 million, for the three and six months ended June 30, 2016 and June 30 2015, respectively. The benefit from income taxes in the three and six months ended June 30, 2016 as compared to the benefit from income taxes for the same period in 2015 is primarily attributable to a decrease in net loss. We paid approximately $0.08 million in income taxes in the three and six months ended June 30, 2016. We paid approximately $0.04 million in income taxes in the three and six months ended June 30, 2015.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP basis, we have included non-GAAP financial measures. The Company includes information about non-GAAP adjusted earnings, non-GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, all non-GAAP financial measures, as useful operating metrics for the three and six month periods ended June 30, 2016 and 2015.

The Company believes that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provides relevant and useful supplementary information to analysts, investors, lenders, and our management in assessing the Company’s performance and liquidity. The Company uses these non-GAAP financial measures in connection with its own planning and forecasting purposes, and in part, in the determination of bonuses for executive officer and employees.

The Company uses non-GAAP adjusted earnings and non-GAAP adjusted earnings per share to evaluate its period-over-period operating performance because it provides supplementary information on the results of the primary operations of the Company that more consistently correlates with the Company’s underlying operating cash flows of the business by removing non-cash gains or losses and non-recurring cash gains or losses.  This measure may also be useful to investors and analysts in evaluating the underlying operating performance of the business.

Non-GAAP adjusted earnings and non-GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net loss and GAAP net loss per share adjusted to exclude (1) amortization and non-cash adjustments related to product acquisitions, (2) non-cash stock-based compensation expense, (3) non-cash interest expense related to debt, (4) non-recurring costs associated with the Company's defense against the Horizon Pharma hostile takeover bid in 2015 and costs associated with the special meeting requests made by an activist investor in 2016, and by excluding (5) the non-cash portion of income tax benefit/expense related to the period.

The Company uses non-GAAP adjusted EBITDA to evaluate its period-over-period operating performance because it provides supplementary information on the results of the primary operations of the Company before investing and financing income and expense and taxes. This measure may be useful to lenders and other parties to evaluate our credit worthiness.  This measure may also be useful to investors and analysts in evaluating the underlying operating performance of the business.

Non-GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net loss adjusted to exclude (1) amortization and non-cash adjustments related to product acquisitions, (2) non-cash stock-based compensation expense, (3) depreciation, (4) taxes, (5) non-recurring costs associated with the Company's defense against the Horizon Pharma hostile takeover bid in 2015 and costs associated with the special meeting requests made by an activist investor in 2016, (6) interest income and expense, and (7) non-recurring transaction costs associated with product acquisitions. Non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net loss or other financial measures calculated in accordance with GAAP.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted earnings for the three and six months ended June 30, 2016 and 2015, respectively (in thousands, except per share amount):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

GAAP net loss	$(10,541)	$(21,653)	$(31,458)	$(33,286)
Non-cash interest expense on debt	5,166	3,984	9,401	7,405
Intangible amortization related to product acquisitions	27,037	26,731	54,074	29,271
Inventory step-up related to product acquisitions	5	5,057	16	5,202
Product sales benefit related to product acquisitions	—	10,466	—	10,466
Contingent consideration related to product acquisitions	490	(797)	907	(1,895)
Stock based compensation	4,328	3,253	8,238	6,066
Non-cash income tax adjustment	(7,447)	(7,036)	(14,461)	(11,216)
Other costs (1)	743	215	927	215
Non-GAAP adjusted earnings	$19,781	$20,220	$27,644	$12,228
Add interest expense of convertible debt, net of tax (2)	1,958	2,156	3,774	—
Numerator	$21,739	$22,376	$31,418	$12,228
Shares used in calculation (2)	81,356	81,186	81,044	62,955
Non-GAAP adjusted earnings per share (2)	$0.27	$0.28	$0.39	$0.19

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor made in 2016 and costs associated with the Company’s defense of Horizon Pharma plc’s hostile takeover attempt in 2015.

(2)

The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. There was no add-back of interest expense or additional dilutive shares related to the convertible debt for the six months ended June 30, 2015, as the effect is anti-dilutive.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

GAAP net loss	$(10,541)	$(21,653)	$(31,458)	$(33,286)
Intangible amortization related to product acquisitions	27,037	26,731	54,074	29,271
Inventory step-up related to product acquisitions	5	5,057	16	5,202
Product sales benefit related to product acquisitions	—	10,466	—	10,466
Contingent consideration related to product acquisitions	490	(797)	907	(1,895)
Stock based compensation	4,328	3,253	8,238	6,066
Interest income (other)	(67)	(61)	(197)	(118)
Interest expense	25,320	21,433	47,336	27,010
Depreciation	632	627	1,262	1,048
Benefit from income taxes	(5,656)	(17,578)	(11,650)	(21,758)
Other costs (1)	743	215	927	215
Transaction costs	1	9,685	44	12,117
Non-GAAP adjusted EBITDA	$42,292	$37,378	$69,499	$34,338

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor made in 2016 and costs associated with the Company’s defense of Horizon Pharma plc’s hostile takeover attempt in 2015.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In thousands)	2016	2015
Cash, cash equivalents and marketable securities	$118,930	$209,768

The decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 2016 is primarily attributable to the prepayment of $100.0 million of secured indebtedness on April 4, 2016 along with a $5.0 million related prepayment fee. These payments were partially off-set by the cash generated from operations in the six months ended June 30, 2016.

We may incur operating losses in future years. We believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Convertible Notes and the Senior Notes. We based this expectation on our current operating plan and the anticipated impact of the NUCYNTA acquisition, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	the timing of our Cebranopadol clinical trials;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	interest and principal payments on our current and future indebtedness;
•	financial terms of definitive license agreements or other commercial agreements we may enter into;
•	changes in the focus and direction of our business strategy and/or research and development programs; and
•	results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash provided by operating activities	$11,539	$37,080
Cash (used in) provided by investing activities	74,599	(1,002,137)
Cash (used in) provided by financing activities	(99,401)	570,483

Cash Flows from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2016 and 2015 was reflective of the growth in our product revenues following the acquisition of the NUCYNTA franchise in April 2015. The cash provided by operating activities was higher during the six months ended June 30, 2015 as compared to the same period in 2016 due to the timing of certain payments related to acquisition of the NUCYNTA franchise.

Cash Flows from Investing Activities

Cash provided by investing activities during the six months ended June 30, 2016 primarily relates to the timing of maturity of marketable securities for the prepayment of debt in April 2016. Cash used in investing activities during the six months ended June 30, 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA acquisition in April 2015 partially offset by a net cash inflow from the maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in investing activities during the six months ended June 30, 2016 reflects the prepayment of $100.0 million of our Senior Notes as well as an associated prepayment fee of $5.0 million in April 2016 which was partially off-set by proceeds from employee option exercises and purchase of common stock. Cash provided by financing activities during the six months ended June 30, 2015 consisted primarily of proceeds from the issuance of the Senior Notes in April 2015 and proceeds from employee option exercises and purchase of common stock.

Contractual Obligations

As of June 30, 2016, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

				More than
	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Senior Notes—principal	$—	$172,500	$258,750	$43,750	$475,000
Senior Notes—interest	51,772	95,679	51,102	4,795	203,348
Convertible Debt—principal	—	—	—	345,000	345,000
Convertible Debt—interest	8,625	17,250	17,250	4,313	47,438
Operating leases(1)	4,450	5,134	3,264	2,410	15,258
Purchase commitments	25,237	2,200	2,200	—	29,637
	$90,084	$292,763	$332,566	$400,268	$1,115,681

(1)	Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At June 30, 2016, we had non-cancelable purchase orders and minimum purchase obligations of approximately $29.6 million under our manufacturing agreements related to NUCYNTA, Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investments in money market funds which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $3.1 million per year.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Matters

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ‘593 Patent), U.S. Patent No. 7,994,364 (the ‘364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  ‘060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the ‘130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA related to the ‘364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA related to the ‘364 and ‘593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the ‘364 Patent against Sandoz and the ‘364 and ‘593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to market a generic version of NUCYNTA products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ‘364, ‘593, and ‘130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA oral solution product and the ‘364 and ‘593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the ‘364 and ‘593 Patents against Watson.

In each of the foregoing actions, the ANDA filers counterclaimed for declaratory relief of noninfringement and patent invalidity.  At the time that the actions were commenced, Janssen Pharma was the exclusive U.S. licensee of the patents referred to above.  On April 2, 2015, the Company acquired the U.S. rights to the NUCYNTA ER and NUCYNTA from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company was added as a plaintiff to the pending cases and is actively litigating them.

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ‘130 Patent against Actavis. The ‘130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claims that Actavis will infringe or induce infringement of the ‘130 Patent if its proposed generic products are approved.  In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ‘130 Patent.

A two-week bench trial was held beginning on March 9, 2016.  Closing arguments took place on April 27, 2016.  On May 11, 2016, the Court issued an order adjoining Defendants from launching their generic tapentadol hydrochloride products until the Court issues its written decision or September 30, 2016, whichever is sooner.

‘364 Patent Inter Partes Review Petition

On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) (Rosellini) filed with the Patent Trial and Appeal Board (PTAB) a petition to request an inter partes review (an IPR) of the '364 Patent. On April 27, 2016, Grünenthal, the owner of the ‘364 Patent, filed its Patent Owner Preliminary Response. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR. On July 18, 2016, the PTAB declined to institute the IPR petition filed by Rosellini with respect to the '364 Patent with respect to all patent claims subject of the petition.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing. A date for the Markman hearing has not yet been set. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents.  On June 28, 2016, the Company filed a reply brief to its motion for leave. The Court has not yet issued a ruling on the Company’s motion for leave to file a second amended Complaint. Fact discovery is scheduled to close on October 7, 2016, expert discovery is scheduled to close on February 10, 2017. The last date to file dispositive motions is March 3, 2017. The final pretrial conference is set for April 6, 2017. No trial date has been set by the Court.

In response to petitions filed by Purdue, the PTAB instituted IPRs of certain of the patent claims asserted in the Company’s lawsuit against Purdue. In the IPRs initiated by Purdue, in July 2014, the PTAB declined to institute an IPR as to two claims of the ‘475 patent and two claims of the ‘280 Patent. The PTAB instituted an IPR as to the other 15 claims of the ‘475 Patent and as to the other ten claims of the ‘280 Patent asserted against Purdue.  In July 2015, the PTAB issued Final Written Decisions confirming the patentability of all claims at issue.  In March 2016, following Purdue’s appeal of the PTAB’s decisions, the CAFC affirmed the PTAB’s Final Written Decisions.

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

Also in August 2015, the Company filed suit in the Superior Court for the State of California against Horizon, alleging a breach of contract and other violations of California law based on Horizon’s alleged possession and misuse of confidential information it obtained from Janssen Pharma under a confidentiality agreement (the Confidentiality Agreement) that Horizon entered into in connection with its attempt to acquire the U.S. rights to NUCYNTA, which we acquired from Janssen in April 2015.

On April 22, 2016, the Company and Horizon mutually agreed to settle each party’s respective claims.  The primary terms of the settlement are confidential, and neither side has admitted any liability. As part of the settlement, Horizon has agreed to continue to maintain the confidentiality of any confidential information relating to NUCYNTA that it received from Janssen Pharma and it and its affiliates will not use any such confidential information.  In addition, the parties agreed that through January 1, 2020, Horizon will not initiate another unsolicited takeover of the Company.

General

The Company cannot reasonably predict the outcome of the pending legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings. As such, the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

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

If we do not successfully commercialize NUCYNTA® ER and NUCYNTA®  IR (NUCYNTA), our largest selling products, or Gralise®, CAMBIA®, Zipsor® and Lazanda®, our business, financial condition and results of operations will be materially and adversely affected.

In April 2015, we acquired and began commercial promotion of NUCYNTA ER and NUCYNTA. In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In July 2013, we acquired Lazanda and began commercial promotion of Lazanda in October 2013. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. As a Company, we have a limited history of selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from NUCYNTA ER and NUCYNTA, our largest selling products, or Gralise, CAMBIA, Zipsor and Lazanda, depends on a number of factors, including, but not limited to, our ability to:

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

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA ER and NUCYNTA, our largest selling products which generated approximately 56% of our total product revenues in 2015, and approximately 64% of our total product revenues for the six months ended June 30, 2016, our business, financial condition and results of operations will be materially and adversely affected.

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

We have been involved in patent litigation lawsuits against filers or ANDAs (the Filers) seeking to market generic versions of NUCYTNA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products (at least June 2025 for NUCYNTA and at least September 2028 for NUCYNTA ER). A two-week bench trial was completed April 27, 2016 and on May 18, 2016, the Filers were temporarily enjoined from marketing generic versions of NUCYNTA, NUCYNTA ER or NUCYNTA oral solution until a final ruling on the merits of the case, which we expect to occur by September 30, 2016.

The foregoing injunction is only temporary and any introduction of one or more products generic to NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor or Lazanda, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price. Moreover, if the patents covering our products were not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

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

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to the pricing of drugs, including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. These and other cost containment measures could decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

We may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA ER and NUCYNTA, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA ER and NUCYNTA compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is marketed by Endo Pharmaceuticals, Inc., each of which is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Each of OxyContin and OPANA ER have achieved significant levels of market acceptance. There are also a number of branded and generic opioids, including oxymorphone, fentanyl, morphine, buprenorphine and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), has been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development, for the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA ER and NUCYNTA.

Gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica (pregabalin), has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy, epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. In December 2014, Pfizer announced positive Phase 3 clinical trial results for its controlled release formulation of Lyrica as a treatment for PHN. In June 2012, GlaxoSmithKline and Xenoport, Inc. received approval to market Horizant™ (gabapentin enacarbil extended-release tablets) for the management of PHN. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

Diclofenac, the active pharmaceutical ingredient in Zipsor, is an NSAID that is approved in the U.S. for the treatment of mild to moderate pain in adults, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat migraine and certain other headaches. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan), as well as a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment of migraines which are now or may become competitive with CAMBIA.

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

All marketing activities associated with NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda, as well as marketing activities related to any other products which we may acquire, or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

Acquisition of new and complementary businesses, products, and technologies is a key element of our corporate strategy. If we are unable to successfully identify and acquire such businesses, products or technologies, our business and prospects will be limited.

Since June 2012, we have acquired NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor and Lazanda and exclusively in-licensed the right to develop and commercialize cebranopadol. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

If we are unable to successfully integrate any business, product or technology we may acquire, our business, financial condition and operating results will suffer.

Integrating any business, product or technology we acquire, including NUCYNTA ER and NUCYNTA, is expensive, time consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

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

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the U.S. rights to NUCYNTA ER and NUCYNTA, may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as the acquisition in 2015 of the U.S. rights to NUCYNTA ER and NUCYNTA, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, litigation or other events, could adversely affect our business, results of operations and financial condition.

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

Starboard Value LP, together with its affiliates (Starboard), requested our Board of Directors to fix a record date to allow Starboard to call a special meeting of shareholders for the purpose of removing and replacing the entire Board of Directors with designees identified by Starboard (the Special Meeting). On June 23, 2016, we announced that, in response to a second record date request by Starboard, our Board of Directors has set a record date of August 19, 2016 to determine shareholders entitled to request a special meeting to remove and replace our Board of Directors. We also offered to permit Starboard to have a meeting on its proposal to remove and replace the Board of Directors on or about October 28, 2016. If Starboard pursues the Special Meeting, we expect to conduct a contested proxy campaign, challenging any effort by Starboard to remove and replace our Board of Directors. Any proxy contest or related activities with Starboard, or other activist shareholders, could adversely affect our business for a number of reasons, including, but not limited to:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
•

perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and
•

if nominees advanced by Starboard or other activist investors are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.

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

An affiliate of Janssen Pharma is our sole supplier of NUCYNTA ER and NUCYNTA pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor in June 2012. DPT Lakewood Inc. is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of Lazanda in July 2013. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor, Lazanda and Gralise. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor or Lazanda, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights by, among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We hold issued U.S. patents and have patent applications pending in the U.S. In addition, we are pursuing patent applications relating to our technologies in the U.S. and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, by entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we have been engaged in litigation against three NUCYNTA ER and NUCYNTA ANDA filers, and one NUCYNTA oral solution ANDA filer. In these or other proceedings, our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness in the aggregate principal amount of $820.0 million under our Senior Notes and our Convertible Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, the Convertible Notes, the Senior Notes and any additional debt obligations we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. The Centers for Disease Control (CDC) recently issued national, non-binding guidelines on the prescribing of opioids. In addition states, including the Commonwealth of Massachusetts and the State of New York, have either recently enacted or have pending legislation designed to limit the duration and quantity of initial prescriptions of immediate release form of opiates. We were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA has recently announced that it will require “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

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

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

If a product liability claim against us is successful, our business will suffer.

Our business involves exposure to potential product liability risks that are inherent in the development production and commercialization of pharmaceutical products. Side effects, manufacturing defects, misuse or abuse of any of our products could result in patient injury or death. For instance, Lazanda is a self-administered, opioid analgesic that contains fentanyl, a Schedule II “controlled substance” under the CSA. A patient’s failure to follow instructions on the use and administration of, or the abuse of Lazanda could result in injury or death. In addition, patients using Lazanda have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

We have obtained product liability insurance for sales of our products and clinical trials currently underway, but:

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

Each of NUCYNTA ER and NUCYNTA are opioid analgesics that contain tapentadol. Lazanda is an opioid analgesic that contains fentanyl. Cebranopadol is a development stage opioid analgesic. Tapentadol and fentanyl are regulated “controlled substances” under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Each of tapentadol and fentanyl are listed by the DEA as a Schedule II substance under the CSA. The scheduling for cebranopadol has not yet been determined. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

Limitations on the production of Schedule II substances in the U.S. could limit our ability to successfully commercialize NUCYNTA ER, NUCYNTA and Lazanda.

The availability and production of all Schedule II substances, including tapentadol and fentanyl, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug manufacturing. The DEA annually establishes an aggregate quota for total tapentadol and total fentanyl production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol and fentanyl that the DEA allows to be produced in the U.S. annually is allocated among applicable individual drug manufacturers, which must submit applications annually to the DEA for individual production quotas. In turn, the manufacturers of NUCYNTA ER, NUCYNTA and Lazanda have to obtain a procurement quota to source tapentadol and fentanyl for the production of NUCYNTA ER, NUCYNTA and Lazanda, respectively.

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol or fentanyl than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol or fentanyl for all tapentadol or fentanyl products manufactured at their facility, which is allocated to NUCYNTA ER, NUCYNTA and Lazanda, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol or fentanyl is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. In addition, any delay or refusal by the DEA or our manufacturer in establishing the production or procurement quota or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol or fentanyl could adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation and Mitigation Strategy program may limit the commercial success of NUCYNTA ER and Lazanda.

NUCYNTA ER and Lazanda are subject to a FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute such products for outpatient use. Lazanda is subject to a REMS protocol that is specific to Transmucosal Immediate Release Fentanyl (TIRF) medicines for outpatient use. Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the REMS programs. As a result, there are relatively few prescribers and dispensers of products subject to REMS protocols, and in particular, TIRF products. If we are not able to successfully promote NUCYNTA ER and Lazanda to participants in the applicable REMS program, our business, results of operations and financial condition could be adversely affected.

The market price of our common stock historically has been volatile. Our results of operations may fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From June 30, 2014 through June 30, 2016, our stock price has ranged from $9.85 to $33.74 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	filings and other regulatory or governmental actions or proceedings related to our products and product candidates and those of our collaborative partners;

•	the outcome of our patent infringement litigation against the filers of ANDAs for NUCYNTA ER and NUCYNTA;
•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;
•

our plans to acquire, in-license or co-promote other products, compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

•	our ability to successfully develop, obtain regulatory approval for and commercialize a product containing cebranopadol;
•	adverse events related to our products, including recalls;
•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;
•	variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;
•	adverse events or circumstances related to our peer companies or our industry;
•	adoption of new technologies by us or our competitors;
•	the outcome of our patent infringement litigation against Purdue;
•	the outcome and impact of the proxy contest initiated by Starboard;
•	our compliance with the terms and conditions of the agreements governing our indebtedness;
•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;
•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and
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

To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. In 2015 we incurred a net loss of $75.7 million and in 2014 we recognized net income of $131.8 million. We will incur operating losses in 2016 and may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

Our existing capital resources may not be sufficient to fund our future operations or product acquisitions and strategic transactions that we may pursue.

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions that we may pursue, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements or from the sale of assets. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

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

Our own product candidates, including cebranopadol, and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If one of our product candidates fails at any stage of development, it will not receive regulatory approval, we will not be able to commercialize it and we will not receive any return on our investment in that product candidate.

Other factors could delay or result in the termination of our current and future clinical trials and related development programs, including:

•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	FDA inspections of our clinical operations;
•	failure of our third party clinical trial vendors to comply with applicable regulatory laws and regulations;
•	inability of our third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in our clinical trials
•	delays or failures in recruiting qualified patients to participate in our clinical trials; and
•	actual or perceived lack of efficacy or safety of the product candidate.

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

Even assuming our products obtain regulatory approval, successful commercialization requires:

•	market acceptance;
•	a cost-effective commercial scale production; and
•	reimbursement under private or governmental health plans.

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

Although we rely on third parties to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and other applicable regulatory agencies’ requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us with our clinical trials fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agencies, may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States. Our failure, or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

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

As of June 30, 2016, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, to repurchase the Convertible Notes upon a fundamental change or to repurchase the Senior Notes upon a major transaction put or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million.

Holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of certain events, including events deemed to be a “fundamental change,” at a repurchase price equal to 100% of the principal amount of the outstanding Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

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

Provisions in our restated articles of incorporation, bylaws, and California law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

We are also subject to the provisions of Section 1203 of the California General Corporation Law, which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4	(4)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock of Depomed, Inc.
3.6	(4)	Amended and Restated Bylaws
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section ssss1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003 (File No. 001-13111)
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005 (File No. 001-13111)
(4)	Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015 (File No. 001-13111)

(*)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer