Form 10-Q
period 2016-09-30
DEPOMED INC
filed 2016-11-07
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 4, 2016 was 61,580,665.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2016	2015(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,357	$101,084
Short-term investments	45,554	108,684
Accounts receivable, net	86,958	71,125
Receivables from collaborative partners	427	562
Inventories	11,258	10,494
Income taxes receivable	14,509	6,358
Prepaid and other current assets	11,884	10,665
Total current assets	260,947	308,972
Marketable securities, long-term	1,182	—
Property and equipment, net	16,065	14,794
Intangible assets, net	927,884	1,008,994
Deferred tax assets	42,344	22,995
Other assets	1,264	1,494
	$1,249,686	$1,357,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,471	$12,805
Accrued rebates, returns and discounts	124,672	121,058
Accrued liabilities	53,363	62,931
Income taxes payable	543	—
Contingent consideration liability	4,331	3,318
Interest payable	13,768	18,672
Other current liabilities	882	848
Total current liabilities	216,030	219,632
Contingent consideration liability, long-term portion	10,618	11,653
Senior Notes	465,453	563,012
Convertible Notes	248,735	237,313
Other long-term liabilities	18,119	10,584
Commitments
Shareholders’ equity:
Preferred Stock	—	—
Common Stock	283,899	264,511
Additional paid-in capital	79,239	78,622
Accumulated deficit	(72,376)	(28,024)
Accumulated other comprehensive loss, net of tax	(31)	(54)
Total shareholders’ equity	290,731	315,055
Total liabilities and shareholders' equity	$1,249,686	$1,357,249

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$110,303	$104,726	$331,391	$230,692
Royalties	221	130	595	872
Total revenues	110,524	104,856	331,986	231,564
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	20,243	20,914	64,757	46,891
Research and development expense	10,412	4,629	23,477	11,201
Selling, general and administrative expense	51,574	49,065	156,036	141,015
Amortization of intangible assets	27,037	27,013	81,111	56,284
Total costs and expenses	109,266	101,621	325,381	255,391
Income (loss) from operations	1,258	3,235	6,605	(23,827)
Other (expense) income:
Interest and other income	113	62	310	180
Loss on prepayment of Senior Notes	—	—	(5,777)	—
Interest expense	(20,307)	(22,634)	(63,182)	(50,733)
Total other expense	(20,194)	(22,572)	(68,649)	(50,553)
Net loss before income taxes	(18,936)	(19,337)	(62,044)	(74,380)
Benefit from income taxes	6,042	7,552	17,692	29,310
Net loss	$(12,894)	$(11,785)	$(44,352)	$(45,070)
Basic and diluted net loss per share	$(0.21)	$(0.20)	$(0.73)	$(0.75)
Shares used in computing basic and diluted net loss per share	61,422,015	60,320,369	61,163,059	59,960,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(12,894)	$(11,785)	$(44,352)	$(45,070)
Unrealized gains (losses) on available-for-sale securities, net of tax	(12)	15	23	20
Comprehensive loss	$(12,906)	$(11,770)	$(44,329)	$(45,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(44,352)	$(45,070)
Adjustments for non-cash items:
Depreciation and amortization	83,019	57,930
Accretion of debt discount and debt issuance costs	13,084	11,456
Loss on prepayment of Senior Notes	5,777	—
Provision for inventory obsolescence	754	1,159
Loss on disposal of property and equipment	—	45
Stock-based compensation	12,602	9,697
Change in fair value of contingent consideration and unfavorable contract	(22)	(2,733)
Deferred income taxes	(18,193)	(13,238)
Excess tax benefit from stock-based compensation	(984)	(4,011)
Other	617	391
Changes in assets and liabilities:
Accounts receivable	(15,833)	(41,352)
Receivables from collaborative partners	134	181
Inventories	(1,519)	7,533
Prepaid and other assets	(987)	(2,208)
Income taxes receivable	(8,147)	(15,598)
Accounts payable and other accrued liabilities	6,890	107,821
Interest payable	(4,903)	13,836
Net cash provided by operating activities	27,937	85,839
Investing Activities
Purchases of property and equipment	(2,786)	(1,162)
Acquisition of business	—	(1,050,000)
Purchases of marketable securities	(48,861)	(62,153)
Maturities of marketable securities	108,207	72,505
Sales of marketable securities	2,007	—
Net cash provided by (used in) investing activities	58,567	(1,040,810)
Financing Activities
Proceeds from issuance of Senior Notes	—	562,063
Senior Notes issuance costs	—	(511)
Repayment of Senior Notes	(100,000)	—
Prepayment fees for repayment of Senior Notes	(5,000)	—
Proceeds from issuance of common stock	6,785	8,240
Excess tax benefit from stock-based compensation	984	4,011
Net cash (used in) provided by financing activities	(97,231)	573,803
Net decrease in cash and cash equivalents	(10,727)	(381,168)
Cash and cash equivalents at beginning of year	101,084	488,668
Cash and cash equivalents at end of period	$90,357	$107,500
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$83	$77
Cash paid for interest	$53,043	$23,715
Capital expenditures incurred but not yet paid	$392	$—

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

As of September 30, 2016, the Company has one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the entire year ending December 31, 2016 or future operating periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates. See Note 3 for further information related to change in estimate for sales allowances for the three and nine months ended September 30, 2016.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This guidance requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the provisions of this guidance prospectively in the three months ended March 31, 2016, and the adoption of this guidance did not materially affect our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose, the amount of such adjustment that related to prior periods. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted the provisions of this guidance in the three months ended March 31, 2016, and the adoption of this guidance did not materially affect our consolidated financial statements.

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

NOTE 2.  CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES, LONG-TERM

Securities classified as cash and cash equivalents, short-term investments and marketable securities, long-term as of September 30, 2016 and December 31, 2015 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$62,656	$—	$—	$62,656
Money market funds	109	—	—	109
Commercial paper	27,592	—	—	27,592
Total cash and cash equivalents	$90,357	$—	$—	$90,357
Short-term investments
Corporate debt securities and Commercial paper with maturities less than 1 year	$45,580	$—	$(26)	$45,554
Marketable securities, long-term
Corporate debt securities with maturities between 1 and 2 years	1,187	—	(5)	1,182
Total available-for-sale securities	$46,767	$—	$(31)	$46,736
Total	$137,124	$—	$(31)	$137,093

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$65,600	$—	$—	$65,600
Money market funds	64	—	—	64
Corporate Securities and Commercial paper	35,420	—	—	35,420
Total cash and cash equivalents	$101,084	$—	$—	$101,084
Short-term investments
Corporate debt securities	$108,717	$1	$(34)	$108,684
Total available-for-sale securities	$108,717	$1	$(34)	$108,684
Total	$209,801	$1	$(34)	$209,768

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

At September 30, 2016, the Company had twenty-eight securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$43,336	$(31)	$—	$—	$43,336	$(31)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other-than-temporary impairments for these securities at September 30, 2016. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$109	$—	$—	$109
Commercial paper	—	36,465	—	36,465
Corporate debt securities	37,863	—	—	37,863
US Treasury securities	—	—	—	—
Total	$37,972	$36,465	$—	$74,437
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,450	$1,450
Contingent consideration—Lazanda	—	—	11,939	11,939
Contingent consideration—CAMBIA	—	—	1,560	1,560
	$—	$—	$14,949	$14,949

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64	$—	$—	$64
Commercial paper	—	56,383	—	56,383
Corporate debt securities	44,956	—	—	44,956
US Treasury securities	42,765	—		42,765
Total	$87,785	$56,383	$—	$144,168
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,504	$1,504
Contingent consideration—Lazanda	—	—	12,002	12,002
Contingent consideration—CAMBIA	—	—	1,465	1,465
	$—	$—	$14,971	$14,971

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the revenue forecast, discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the nine months ended September 30, 2016:

			Changes in
			fair value
		Changes in	recorded in
		fair value	selling,
	Balance at	recorded in	general and		Balance at
	December 31,	interest	administrative	Royalties	September 30,
	2015	expense	expense	paid	2016
Liabilities:
Contingent consideration obligations—Zipsor	$1,504	$102	$(156)	$—	$1,450
Contingent consideration obligations—Lazanda	12,002	1,525	27	(1,615)	11,939
Contingent consideration obligations—CAMBIA	1,465	175	(80)	—	1,560
Total	$14,971	$1,802	$(209)	$(1,615)	$14,949

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value, based on quoted market prices of the Company’s debt, was approximately $507.5 million and $395.0 million (par value $345.0 million) as of September 30, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation.

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible debt. As we had net losses for the three and nine months ended September 30, 2016 and September 30, 2015, all potentially dilutive common shares were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2016	2015	2016	2015
Basic and diluted net loss per share
Net loss	$(12,894)	$(11,785)	$(44,352)	$(45,070)
Denominator	61,422	60,320	61,163	59,961
Basic and diluted net loss per share	$(0.21)	$(0.20)	$(0.73)	$(0.75)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	September 30,	September 30,
(in thousands)	2016	2015
Convertible debt	17,931	17,931
Stock options and restricted stock units	9,482	8,366
Total potentially dilutive common shares	27,413	26,297

Change in estimate

Net sales for NUCYNTA for the three months ended September 30, 2016 were adversely effected by rebates relating to the first and second quarter of 2016 that were received during the three months ended September 30, 2016 and exceeded our estimate for such periods by approximately $2.3 million. These differences were recognized in the quarter ended September 30, 2016. During the three months ended September 30, 2016, the Company reduced its estimate for the amount of expected future returns for Lazanda by approximately $1.4 million, based on recent historical returns experience. This reduction in reserves increased reported net sales of Lazanda in the three months ended September 30, 2016 by approximately $1.4 million. The net impact of the increased rebates for NUCYNTA and the reduced expected returns estimate for Lazanda during the three months ended September 30, 2016 decreased net sales for the three and nine months ended September 30, 2016 by approximately $0.9 million. The net $0.9 million reduction in net sales increased net loss for the three and nine months ended September 30, 2016 by $0.9 million, or $0.01 per share.

NOTE 4.  LICENSE ARRANGEMENTS

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

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$11	$4	$27	$9
Research and development expense	121	37	329	219
Selling, general and administrative expense	4,232	3,590	12,246	9,469
Total	$4,364	$3,631	$12,602	$9,697

At September 30, 2016, the Company had $25.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.0 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$2,232	$2,944
Work-in-process	1,395	1,211
Finished goods	7,631	6,339
Total	$11,258	$10,494

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation	$11,306	$13,196
Royalties payable	11,220	20,555
Other accrued liabilities	30,837	29,180
Total accrued liabilities	$53,363	$62,931

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

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of September 30, 2016 was 10.75%.

Pursuant to the repayment terms specified in the Note Purchase Agreement, in April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the nine months ended September 30, 2016.

The remaining $475 million of Senior Notes can be prepaid, at the Company’s option, (i) before the second anniversary, under certain conditions and (ii) after the second anniversary, at the Company’s discretion. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the following paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

The Company paid a prepayment premium of $5.0 million in connection with the April 2016 prepayment of Senior Notes. The Company is required to pay a prepayment premium equal to (i) 5% of the principal amount of Notes to be prepaid, if such prepayment occurs on or prior to the second anniversary of the Purchase Date; (ii) 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the third anniversary of the Purchase Date; (iii) 3% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the third anniversary of the Purchase Date but on or prior to the fourth anniversary of the Purchase Date; (iv) 2% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the fourth anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; (v) 1% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the fifth anniversary of the Purchase Date but on or prior to the sixth anniversary of the Purchase Date; and (v) zero, if such prepayment occurs after the sixth anniversary of the Purchase Date.

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

Pursuant to the Note Purchase Agreement, upon the consummation of the sale of the Senior Notes on April 2, 2015, the Company and Depo NF Sub, LLC entered into a Pledge and Security Agreement with the Deerfield Private Design Fund III, L.P. (the Collateral Agent), pursuant to which the Company and Depo NF Sub each granted the Collateral Agent (on behalf of the Purchasers) a security interest in substantially all of their assets, other than specifically excluded assets.

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	143,750
April 2, 2022	43,750
$475,000

The following is a summary of the carrying value of the Senior Notes as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Principal amount of the Senior Notes	$475,000	$575,000
Unamortized debt discount balance	(9,180)	(11,527)
Unamortized debt issuance costs	(367)	(461)
Principal amount of the Senior Notes - long-term	$465,453	$563,012

The principal amount of the Senior Notes approximates their fair value as of September 30, 2016.

The debt discount and debt issuance costs will be amortized as interest expense through April 2022 using the effective interest method. The following is a summary of interest expense for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$13,049	$15,796	$41,671	$31,078
Amortization of debt discount and debt issuance costs	581	487	1,663	958
Total interest expense	$13,630	$16,283	$43,334	$32,036

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

Prior to March 1, 2021, holders of the Convertible Notes can convert their securities, at their option: (i) during any calendar quarter commencing after December 31, 2014, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $25.01 (130% of the $19.24 conversion price) on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The initial conversion rate of 51.9852 shares of common stock per $1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $19.24 per share of common stock.

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

The closing price of our common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended September 30, 2016. As a result, the Convertible Notes were not convertible as of September 30, 2016.

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

The following is a summary of the liability component of the Convertible Notes as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(91,306)	(101,965)
Unamortized debt issuance costs	(4,959)	(5,722)
Principal amount of the Convertible Notes - long-term	$248,735	$237,313

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated coupon interest	$2,157	$2,156	$6,469	$6,469
Amortization of debt discount and debt issuance costs	3,879	3,564	11,421	10,498
Total interest expense	$6,036	$5,720	$17,890	$16,967

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2016, employees exercised options to purchase 154,789 shares and 569,288 shares of the Company’s common stock with net proceeds to the Company of approximately $1.6 million and $5.0 million, respectively. For the three and nine months ended September 30, 2015, employees exercised options to purchase 304,308 and 1,089,032 shares of the Company’s common stock with net proceeds to the Company of approximately $1.9 million and $7.5 million, respectively.

Restricted Stock Units

For the three and nine months ended September 30, 2016, the Company issued zero and 42,697 shares, respectively, of the Company’s common stock due to vesting of restricted stock units. For the three and nine months ended September 30, 2015, the Company issued zero shares of the Company’s common stock due to vesting of restricted stock units.

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

For the three and nine months ended September 30, 2016 and September 30, 2015, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and discrete adjustments.

As of September 30, 2016 and December 31, 2015, the Company had $14.2 million and $5.7 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which the Company operates until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.9 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases

We have non-cancelable operating leases for our office buildings and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at September 30, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2016 (remainder)	$1,008
2017	3,795
2018	2,696
2019	1,696
2020	1,624
Thereafter	3,244
Total	$14,063

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $9.8 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.6 million as of September 30, 2016 and $1.7 million as of December 31, 2015. Rent expense relating to the office and laboratory lease agreement for the three months ended September 30, 2016 and September 30, 2015, was $0.1 million and $0.2 million, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force. The Company began receiving vehicles in the three months ended June 30, 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales force hired in the three months ended June 30, 2015. The Company received the additional vehicles in the second half of 2015. The Company will pay approximately $4.1 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended September 30, 2016 and September 30, 2015 was $0.8 million and $0.5 million, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Legal Matters

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the '593 Patent), U.S. Patent No. 7,994,364 (the '364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  '060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the '130 Patent) relates to Alkem's ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

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

In February 2016, Actavis, Actavis UT, Roxane and Alkem stipulated to infringement of the ‘593 and ‘364 patents.  A two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent was commenced on March 9, 2016.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the Court issued its final decision in the consolidated case.  The Court found that the ’593, ’364 patent, and ’130 patents are all valid and enforceable, that Alkem will induce infringement of the ’130 patent, and that Roxane and Actavis will not infringe the ’130 patent.  In view of the Court’s decision, the Company expects an injunction to issue shortly ordering the effective date of any approval of Actavis, Actavis UT and Roxane’s ANDAs to be no earlier than the expiry of the ’364 patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDAs to be no early than the expiry of the ’130 patent (September 22, 2028).  The period of exclusivity with respect to all four Defendants may in the future be extended with the award of pediatric exclusivity.  The Company will appeal the Court’s decision with regard to the finding that Roxane and Actavis will not infringe the claims of the ‘130 patent.

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

Depomed v. Purdue

The Company has sued Purdue Pharma L.P (Purdue) for patent infringement in a lawsuit filed in January 2013 in the U.S. District Court for the District of New Jersey. The lawsuit arises from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and alleges infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expired in September 2016.

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016.  On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing. The Markham hearing was held on November 2, 2016 and the Company is awaiting judgment. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents.  On June 28, 2016, the Company filed a reply brief to its motion for leave. The Court has not yet issued a ruling on the Company’s motion for leave to file a second amended Complaint. Fact discovery is scheduled to close on October 7, 2016, expert discovery is scheduled to close on February 10, 2017. The last date to file dispositive motions is March 3, 2017. The final pretrial conference is set for April 6, 2017. No trial date has been set by the Court.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA. The fair values of the contingent consideration as of September 30, 2016 and December 31, 2015 were $1.6 million and $1.5 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda. The fair values of the contingent consideration as of September 30, 2016 and December 31, 2015 were $11.9 million and $12.0 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $27.7 million. Zipsor product rights of $27.2 million were recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheet and were being amortized over the estimated useful life of the asset on a straight-line basis through July 2019. On June 3, 2015, the Company entered into a settlement agreement in its ongoing patent litigation related to an Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of Zipsor (diclofenac liquid filled capsules) 25mg tablets. The settlement permits defendant Watson Laboratories, Inc. to begin selling generic Zipsor on March 24, 2022, or earlier under certain circumstances. The settlement concluded all ongoing ANDA litigation related to Zipsor. In light of this settlement agreement, the Company reviewed the useful life of the Zipsor product rights and, as of June 3, 2015, extended that from the previous estimate of July 2019 to March 2022.  Consequently, the quarterly amortization charge reduced from $1.0 million to $0.6 million, beginning with the three months ending September 30, 2015.

The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor. The fair values of the contingent consideration as of September 30, 2016 and December 31, 2015 were $1.5 million and $1.5 million, respectively.

NOTE 13.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2016				December 31, 2015
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Amounts in thousands	(In years)	Amount	Amortization	Value	Amount	Amortization	Value

NUCYNTA product rights	8.8	$1,019,978	$(148,713)	$871,265	$1,019,978	$(74,081)	$945,897
CAMBIA product rights	7.2	51,360	(14,335)	37,025	51,360	(10,483)	40,877
Lazanda product rights	5.8	10,480	(3,687)	6,793	10,480	(2,814)	7,666
Zipsor product rights	5.5	27,250	(14,449)	12,801	27,250	(12,696)	14,554
		$1,109,068	$(181,184)	$927,884	$1,109,068	$(100,074)	$1,008,994

Based on finite-lived intangible assets recorded as of September 30, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2016 (remainder)	$27,037
2017	$108,147
2018	108,147
2019	108,147
2020	108,147
Thereafter	468,259
Total	$927,884

NOTE 14.  SUBSEQUENT EVENTS

On May 26, 2016 Starboard Value LP, together with its affiliates (Starboard), requested the Company’s Board of Directors to fix a record date to allow Starboard to call a special meeting of shareholders for the purpose of removing and replacing the Company’s entire Board of Directors with designees identified by Starboard (the Special Meeting). On June 23, 2016, the Company announced that, in response to such second record date request by Starboard, the Board of Directors set a record date of August 19, 2016 (the Record Date) to determine shareholders entitled to request a special meeting to remove and replace the Board of Directors. On September 16, 2016, Starboard delivered to the Company a written request calling for a special meeting of the Company’s shareholders to be held on Tuesday, November 15, 2016. The request was signed on behalf of holders of 14% of our outstanding shares as of the Record Date, including Starboard’s ownership interest of approximately 9.9%.

On October 17, 2016, the Company and Starboard entered into a settlement agreement pursuant to which, among other things, (i) three independent directors appointed by Starboard joined the Board of Directors, (ii) the Company amended its bylaws to move the window for shareholders to make nominations for directors, and bring other shareholder proposals before, the 2017 annual meeting of shareholders to March 15, 2017 through April 15, 2017 and (iii) Starboard agreed to withdraw its request for the Special Meeting scheduled to be held on November 15, 2016.

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
•

the reversal or any successful appeal of the court’s favorable ruling in our patent infringement litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA® ER and NUCYNTA® in the United States (U.S.);

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
•

Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough cancer pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain we acquired in July 2013.

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

OUR BUSINESS OPERATIONS

As of September 30, 2016, our revenues are generated primarily from commercialized products.

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

We began commercial promotion of NUCYNTA in June 2015. NUCYNTA ER and NUCYNTA product sales were $65.3 million and $206.6 million for the three and nine months ended September 30, 2016, respectively.

Gralise (Gabapentin)

Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from the former licensee of the product. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $20.6 million and $63.5 million for the three and nine months ended September 30, 2016, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $9.1 million and $22.9 million for the three and nine months ended September 30, 2016, respectively.

Zipsor (Diclofenac Potassium) Liquid-Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). Zipsor product sales were $7.1 million and $19.4 million for the three and nine months ended September 30, 2016, respectively.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Lazanda product sales were $8.2 million and $19.1 million for the three and nine months ended September 30, 2016, respectively.

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

RESULTS OF OPERATIONS

Three and nine Months Ended September 30, 2016 and 2015.

Revenue

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product sales:
NUCYNTA products	$65,287	$64,936	$206,568	$121,597
Gralise	20,640	21,116	63,451	59,317
CAMBIA	9,110	7,058	22,900	19,268
Lazanda	8,181	5,440	19,093	12,475
Zipsor	7,085	6,176	19,379	18,035
Total product sales	110,303	104,726	331,391	230,692
Royalties:
Total royalty revenue	221	130	595	872
Total revenues	$110,524	$104,856	$331,986	$231,564

Product Sales

NUCYNTA.  We closed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA for Janssen Pharma, and we re-launched NUCYNTA with our increased sales force in mid-June 2015. The increase in NUCYNTA product sales in the three months ended September 30, 2016 as compared to the same period in 2015 is primarily the result of price increases and to a lesser extent higher unit demand. Net sales for the three months ended September 30, 2016 were adversely effected by rebates relating to the first and second quarter of 2016 that were received during the three months ended September 30, 2016 and exceeded our estimate for such periods by approximately $2.3 million. These differences were recognized in the three months ended September 30, 2016. We expect NUCYNTA franchise product sales and unit volume to increase from current levels in the fourth quarter of 2016.

Gralise.  In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. Gralise product sales for the three months ended September 30, 2016 were comparable to those for the three months ended September 30, 2015. The increase in Gralise product sales in the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily a result of price increases. We expect Gralise product sales and unit volume to increase from current levels in the fourth quarter of 2016.

CAMBIA. We began shipping and recognizing product sales on CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. The increase in CAMBIA product sales in the three and nine months ended September 30, 2016 as compared to the same periods in 2015, is primarily a result of higher unit demand and to a lesser extent price increases. We expect CAMBIA product sales and unit volume to increase from current levels in the fourth quarter of 2016.

Lazanda. We began shipping and recognizing product sales on Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. The increase in Lazanda product sales in the three and nine months ended September 30, 2016, as compared to the same periods in 2015, is primarily a result of higher unit demand and to a lesser extent price increases. During the three months ended September 30, 2016, the Company reduced its estimate for the amount of expected future returns for Lazanda by approximately $1.4 million, based on recent historical returns experience. This reduction in reserves increased reported net sales of Lazanda in the three months ended September 30, 2016 by approximately $1.4 million. We expect Lazanda product sales and unit volume to increase from current levels in the fourth quarter of 2016, excluding the impact of the $1.4 million reduction in returns estimate.

The net impact of the increased rebates for NUCYNTA and the reduced expected returns estimate for Lazanda during the three months ended September 30, 2016 decreased net sales for the three and nine month periods ended September 30, 2016 by approximately $0.9 million.

Zipsor.  We began shipping and recognizing product sales on Zipsor at the end of June 2012. We began commercial promotion of Zipsor in July 2012. The increase in Zipsor product sales in the three and nine months ended September 30, 2016 as compared to the same periods in 2015, is a result of reduced unit demand offset by price increases. We expect Zipsor product sales in the fourth quarter of 2016 to increase from current levels.

Royalties

Royalties for the three and nine months ended September 30, 2016 are primarily comprised of royalties from Tribute Pharmaceuticals, Inc. on net sales of CAMBIA in Canada. Royalties for the three and nine months ended September 30, 2015 primarily include royalties from Janssen Pharma on net sales of NUCYNTA ER and royalties from Mallinckrodt plc (Mallinckrodt) on net sales of XARTEMISTM XR, which was launched in March 2014. The Company no longer receives royalties from Janssen Pharma on sales of NUCYNTA ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA ER from Janssen. We continue to receive royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalty payments, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for the three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of Sales	$20,243	$20,914	$64,757	$46,891
Dollar change from prior year	(671)	17,391	17,866	34,991
Percentage change from prior year	(3.2)%	493.6%	38.1%	294.0%

The decrease in cost of sales for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the amortization of $0.8 million in the three months ended September 30, 2015 relating to the step-up in the value of the acquired NUCYNTA inventories. This was partially offset by the increase in NUCYNTA sales in the three months ended September 30, 2016 as compared to the same period in 2015. The increase in cost of sales for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the fact that that the nine months ended September 30, 2015 only reflects NUCYNTA cost of sales for the six months ended September 30, 2015 as we acquired and began selling NUCYNTA in April 2015.

Cost of sales for NUCYNTA includes a royalty on net sales payable to Grünenthal. NUCYNTA cost of sales for the three and nine months ended September 30, 2016 was approximately 25%.

We acquired and began selling CAMBIA in December 2013. In connection with the acquisition, the Company assumed a liability to make certain milestone payments to third parties that were unrelated to the Seller. The milestones are based on cumulative net sales of CAMBIA in a consecutive twelve month period. A post-acquisition milestone of $3 million was triggered during the three months ended March 31, 2016 and is included in cost of sales for the nine months ended September 30, 2016.

We began selling Lazanda in August 2013. The fair value of inventories acquired included a step-up in the value of Lazanda inventories of $0.6 million which was being amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda was $0 for the three and nine months ended September 30, 2016 and $0 and $0.2 million for the three and nine months ended September 30, 2015, respectively.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined was approximately 7.9% for the three months ended September 30, 2016. A post-acquisition CAMBIA milestone of $3 million was triggered during the three months ended March 31, 2016 and was included in cost of sales. The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined less the $3 million CAMBIA milestone was approximately 7.8% for the nine months ended September 30, 2016.

We expect cost of sales to increase for the remainder of 2016, as we expect product sales to increase from current levels. We expect cost of sales for the remainder of 2016 for NUCYNTA to be approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales as a percentage of net sales for the fourth quarter of 2016 will continue at approximately the levels incurred in the third quarter of the year.

Research and Development Expense

Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidate in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$10,412	$4,629	$23,477	$11,201
Dollar change from prior year	5,783	2,900	12,276	6,033
Percentage change from prior year	124.9%	181.6%	109.6%	120.4%

Research and development expense for the three and nine months ended September 30, 2016 increased substantially as compared to the same periods in 2015 primarily as a result of our assumption of responsibility for certain pediatric studies relating to NUCYNTA. We expect research and development expense for the fourth quarter of 2016 to increase from third quarter levels, primarily from on-going pediatric studies relating to NUCYNTA and from expected research and development expense in 2016 with respect to the development of cebranopadol. We expect research and development expense relating to cebranopadol to substantially increase in 2017 as we commence expected Phase 3 clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses primarily consist of personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expense for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$51,574	$49,065	$156,036	$141,015
Dollar change from prior year	2,509	22,072	15,021	48,934
Percentage change from prior year	5.1%	81.2%	10.7%	53.0%

The increase in selling, general and administrative expense for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to increased sales and marketing expenses. The increase in selling, general and administrative expense for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the fact that the nine months ended September 30, 2015 only reflects NUCYNTA sales and marketing expense for the six months ended September 30, 2015 and the 2016 period includes legal fees relating to our NUCYNTA ANDA litigation. We closed the NUCYNTA acquisition in April 2015.

We expect selling, general and administrative expense, excluding any expense related to the proxy contest initiated by Starboard Value LP and its affiliates, for the fourth quarter of 2016 to be comparable to the three months ended September 30, 2016.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amortization of intangible assets—NUCYNTA	$24,877	24,854	$74,632	$49,179
Amortization of intangible assets—Zipsor	585	584	1,754	2,380
Amortization of intangible assets—Lazanda	291	291	873	873
Amortization of intangible assets—CAMBIA	1,284	1,284	3,852	3,852
	$27,037	$27,013	$81,111	$56,284

The NUCYNTA product rights of approximately $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and are being amortized using the straight line method over the estimated useful life of approximately ten years. Amortization commenced on the acquisition date. The estimated amortization expense for the remainder of 2016 is expected to be $24.9 million.

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

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. The estimated amortization expense for the remainder of 2016 is expected to be $1.3 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. The estimated amortization expense for the remainder of 2016 is expected to be $0.3 million.

Interest Income and Expense

The increase in net interest expense for the three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year, is primarily related to interest expense relating to the Company’s issuance of $575 million aggregate principal amount of senior secured notes issued in April 2015 (the Senior Notes) and the 2.5% Convertible Senior Notes Due 2021 that were issued on September 9, 2014 (the Convertible Notes). The net interest expense is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest and other income	$113	$62	$310	$180
Interest expense	(20,307)	(22,634)	(63,182)	(50,733)
Net interest expense	$(20,194)	$(22,572)	$(62,872)	$(50,553)

The interest expense is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest payable on Senior Notes	$13,049	$15,797	$41,671	$31,078
Interest payable on Convertible Notes	2,157	2,156	6,469	6,469
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	4,460	4,054	13,084	11,459
Changes in fair value of contingent consideration	608	607	1,802	1,697
Other	33	20	156	30
Total interest expense	$20,307	$22,634	$63,182	$50,733

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

In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss was recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the three months ended June 30, 2016. As a result of the prepayment of $100.0 million of Senior Notes, interest expense relating to the Senior Notes was less in the three months ended September 30, 2016 than in the comparable period in 2015. The

Company expects the interest expense relating to the Senior Notes in the fourth quarter of 2016 to be consistent with that of the third quarter.

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

Income Tax Benefit

We recorded a benefit from income taxes of $6.0 million and $17.7 million for the three and nine months ended September 30, 2016 compared to a benefit for income taxes of $7.6 million and $29.3 million for the three and nine months ended September 30, 2015, respectively. The benefit from income taxes in the three and nine months ended September 30, 2016, as compared to the benefit from income taxes for the same period in 2015, is primarily attributable to a decrease in net loss. We paid approximately $0.01 million and $0.08 million in income taxes in the three and nine months ended September 30, 2016, respectively. We paid approximately $0.03 million and $0.08 million in income taxes in the three and nine months ended September 30, 2015, respectively.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included non-GAAP financial measures. The Company includes information about non-GAAP adjusted earnings, non-GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, all non-GAAP financial measures, as useful operating metrics for the three and nine month periods ended September 30, 2016 and 2015.

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

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted earnings for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands, except per share amount):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

GAAP net loss	$(12,894)	$(11,785)	$(44,352)	$(45,070)
Non-cash interest expense on debt	4,460	4,051	13,861	11,456
Intangible amortization related to product acquisitions	27,037	27,013	81,111	56,284
Inventory step-up related to product acquisitions	—	786	16	5,988
Product sales benefit related to product acquisitions	—	—	—	10,466
Contingent consideration related to product acquisitions	686	(134)	1,593	(2,029)
Stock based compensation	4,364	3,631	12,602	9,697
Non-cash income tax adjustment	(4,739)	(2,076)	(19,200)	(13,292)
Other costs (1)	2,015	3,405	2,942	3,620
Non-GAAP adjusted earnings	$20,929	$24,891	$48,573	$37,120
Add interest expense of convertible debt, net of tax (2)	2,091	2,156	6,275	6,470
Numerator	$23,020	$27,047	$54,848	$43,590
Shares used in calculation (2)	81,940	81,830	81,370	81,110
Non-GAAP adjusted earnings per share (2)	$0.28	$0.33	$0.67	$0.54

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma plc’s hostile takeover attempt.

(2)	The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

GAAP net loss	$(12,894)	$(11,785)	$(44,352)	$(45,070)
Intangible amortization related to product acquisitions	27,037	27,013	81,111	56,284
Inventory step-up related to product acquisitions	—	786	16	5,988
Product sales benefit related to product acquisitions	—	—	—	10,466
Contingent consideration related to product acquisitions	686	(134)	1,593	(2,029)
Stock based compensation	4,364	3,631	12,602	9,697
Interest and other income	(113)	(62)	(310)	(180)
Interest expense	19,666	22,027	67,001	49,036
Depreciation	646	682	1,908	1,730
Benefit from income taxes	(6,042)	(7,552)	(17,692)	(29,310)
Other costs (1)	2,015	3,405	2,942	3,620
Transaction costs	—	150	45	12,267
Non-GAAP adjusted EBITDA	$35,365	$38,161	$104,864	$72,499

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma plc’s hostile takeover attempt.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(In thousands)	2016	2015
Cash, cash equivalents and marketable securities	$137,093	$209,768

The decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2016 is primarily attributable to the prepayment of $100.0 million of secured indebtedness on April 4, 2016 along with a $5.0 million related prepayment fee. These payments were partially off-set by the cash generated from operations in the nine months ended September 30, 2016.

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

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	the timing of our cebranopadol clinical trials;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	interest and principal payments on our current and future indebtedness;
•	financial terms of definitive license agreements or other commercial agreements we may enter into;
•	changes in the focus and direction of our business strategy and/or research and development programs; and

•	results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash provided by operating activities	$27,937	$85,839
Cash (used in) provided by investing activities	58,567	(1,040,810)
Cash (used in) provided by financing activities	(97,231)	573,803

Cash Flows from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2016 and 2015 was reflective of the growth in our product revenues following the acquisition of the NUCYNTA franchise in April 2015. The cash provided by operating activities was higher during the nine months ended September 30, 2015 as compared to the same period in 2016 due to the timing of certain payments related to acquisition of the NUCYNTA franchise.

Cash Flows from Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2016 primarily relates to the timing of maturity of marketable securities for the prepayment of debt in April 2016. Cash used in investing activities during the nine months ended September 30, 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA acquisition in April 2015 partially offset by a net cash inflow from the maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in investing activities during the nine months ended September 30, 2016 reflects the prepayment of $100.0 million of our Senior Notes as well as an associated prepayment fee of $5.0 million in April 2016 which was partially off-set by proceeds from employee option exercises and purchase of common stock. Cash provided by financing activities during the nine months ended September 30, 2015 consisted primarily of proceeds from the issuance of the Senior Notes in April 2015 and proceeds from employee option exercises and purchase of common stock.

Contractual Obligations

As of September 30, 2016, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

				More than
	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Senior Notes—principal	$—	$172,500	$258,750	$43,750	$475,000
Senior Notes—interest	51,772	90,992	44,071	3,606	190,441
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	17,250	—	43,125
Operating leases(1)	4,053	4,744	3,273	1,993	14,063
Purchase commitments	33,120	2,200	—	—	35,320
	$97,570	$287,686	$668,344	$49,349	$1,102,949

(1)	Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At September 30, 2016, we had non-cancelable purchase orders and minimum purchase obligations of approximately $35.3 million under our manufacturing agreements related to NUCYNTA, Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investments in money market funds which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $4.1 million per year.

The goals of our investment policy are associated with the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in interest rates would have any material negative impact on the fair value of our cash equivalents.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Matters

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ‘593 Patent), U.S. Patent No. 7,994,364 (the ‘364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the ‘060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the ‘130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

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

In February 2016, Actavis, Actavis UT, Roxane and Alkem stipulated to infringement of the ‘593 and ‘364 patents.  A two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent was commenced on March 9, 2016.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the Court issued its final decision in the consolidated case.  The Court found that the ’593, ’364 patent, and ’130 patents are all valid and enforceable, that Alkem will induce infringement of the ’130 patent, and that Roxane and Actavis will not infringe the ’130 patent.  In view of the Court’s decision, the Company expects an injunction to issue shortly ordering the effective date of any approval of Actavis, Actavis UT and Roxane’s ANDAs to be no earlier than the expiry of the ’364 patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDAs to be no early than the expiry of the ’130 patent (September 22, 2028).  The period of exclusivity with respect to all four Defendants may in the future be extended with the award of pediatric exclusivity.  The Company will appeal the Court’s decision with regard to the finding that Roxane and Actavis will not infringe the claims of the ‘130 patent.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. The Markham hearing was held on November 2, 2016 and the Company is awaiting judgment. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents.  On June 28, 2016, the Company filed a reply brief to its motion for leave. The Court has not yet issued a ruling on the Company’s motion for leave to file a second amended Complaint. Fact discovery is scheduled to close on October 7, 2016, expert discovery is scheduled to close on February 10, 2017. The last date to file dispositive motions is March 3, 2017. The final pretrial conference is set for April 6, 2017. No trial date has been set by the Court.

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

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA ER and NUCYNTA, our largest selling products which generated approximately 56% of our total product revenues in 2015, and approximately 62.3% of our total product revenues for the nine months ended September 30, 2016, our business, financial condition and results of operations will be materially and adversely affected.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the Court issued its final decision finding all three of the Orange Book patents valid and enforceable.  As a result of the Court’s decision, we expect an injunction to be issued ordering the effective date of approval for a generic NUCYNTA from the Filers to be no earlier than June 27, 2025.  With regard to NUCYNTA ER, we expect an injunction to issue ordering the effective date of approval for one of the Filers (Alkem) to be no earlier than September 22, 2028, and the effective date of approval for the other two Filers (Actavis and Roxane) to be no earlier than June 27, 2025. The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity.

Any introduction of one or more products generic to NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor or Lazanda, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations.  The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price.  Moreover, if the patents covering our products are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

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

Third-party payers frequently require that pharmaceutical companies negotiate agreements that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. If third-party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our business, financial condition and results of operations will be adversely affected. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to the pricing of drugs, including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, Proposition 61, an initiative being voted on in November 2016, prohibits the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. These and other cost containment measures could decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

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

Changes in laws and regulations applicable to the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. The Centers for Disease Control (CDC) recently issued national, non-binding guidelines on the prescribing of opioids. In addition states, including the Commonwealth of Massachusetts and the State of New York, have either recently enacted or have pending legislation designed to among other things, limit the duration and quantity of initial prescriptions of immediate release form of opiates and mandate the use by prescribers of prescription drug databases. These and other initiatives may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect our business, financial condition and results of operations. We were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA has recently announced that it will require “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. These and other changes in laws and regulations could adversely affect our business, financial condition and results of operations.

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

Our business could be negatively affected as a result of any future proxy fight or the actions of activist shareholders.

On October 17, 2016, we and Starboard entered into a settlement agreement pursuant to which, among other things, (i) three independent directors appointed by Starboard joined our Board of Directors, (ii) we amended our bylaws to move the window for shareholders to make nominations for directors, and bring other shareholder proposals before, the 2017 annual meeting of shareholders to March 15, 2017 through April 15, 2017 and (iii) Starboard agreed to withdraw its request for the Special Meeting scheduled to be held on November 15, 2016.

Although our engagement with Starboard with respect to this matter was settled as a result of our entry into a settlement agreement with Starboard, another proxy contest or related activities with other activist shareholders, could adversely affect our business for a number of reasons, including, but not limited to:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
•

perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and

•

if nominees advanced by activist shareholders are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we have previously been engaged in ANDA litigation involving NUCYNTA ER, NUCYNTA and NUCYNTA oral solution as well as Gralise. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office would adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From September 30, 2014 through September 30, 2016, our stock price has ranged from $12.25 to $33.74 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	filings and other regulatory or governmental actions or proceedings related to our products and product candidates and those of our collaborative partners;
•	the reversal or any appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA ER and NUCYNTA;
•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;
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

As of September 30, 2016, we had a significant amount of deferred tax assets, exclusive of a deferred tax liability for the convertible debt issuance. These deferred tax assets are principally comprised of state net operating loss carryovers and temporary differences related to intangible assets and other temporary differences that are expected to reverse in the future. We assess on a quarterly basis the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, the historical operating results, expectations of future earnings and significant risks and uncertainties related to our business. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have an adverse effect on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Determination of Series RP Preferred Stock of the Company
3.4	(4)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of Depomed, Inc.
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock of Depomed, Inc.
3.6	(4)	Amended and Restated Bylaws
3.7	(5)	Amendment No. 1 to the Amended and Restated Bylaws
10.1	(5)	Agreement dated October 17, 2016, by and among the Company, Starboard Value LP and certain of its affiliates
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)
(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003 (File No. 001-13111)
(3)	Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005 (File No. 001-13111)
(4)	Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015 (File No. 001-13111)
(5)	Incorporated by reference to the Company’s Form 8-K filed on October 19, 2016 (File No. 001-13111)

(*)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2016	DEPOMED, INC.

/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer