Form 10-K
period 2016-12-31
DEPOMED INC
filed 2017-02-24
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from:                          to

Commission File Number: 001‑13111

DEPOMED, INC.

(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94‑3229046 (I.R.S. Employer Identification No.)
7999 Gateway Boulevard, Suite 300, Newark, California (Address of principal executive offices)	94560 (Zip Code)

Registrant’s telephone number, including area code: (510) 744‑8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non‑accelerated filer, as defined in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2016 was approximately $1,066,099,258. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 21, 2017 was 62,099,557.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Shareholders, expected to be held between June 15, 2017 and July 14, 2017, are incorporated by reference in Part III of this Form 10‑K.

DEPOMED, INC.

FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward‑looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward‑looking statements. Forward‑looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. Forward‑looking statements include, but are not necessarily limited to, those relating to:

•	the commercial success and market acceptance of our products;
•

the reversal or any successful appeal of the court’s favorable ruling in our patent infringement litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA® ER and NUCYNTA® in the United States (U.S.);

•	any additional patent infringement or other litigation or proceeding that may be instituted related to any of our products, product candidates or products we may acquire;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidates;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	our ability to successfully execute our sales and marketing strategies;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue).

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward‑looking statements include those more fully described in the “ITEM 1A. RISK FACTORS” section and elsewhere in this Annual Report on Form 10‑K. Except as required by law, we assume no obligation to update any forward‑ looking statement publicly, or to revise any forward‑looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10‑K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

CORPORATE INFORMATION

The address of our Internet website is http://www.depomed.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC. You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 (call 1‑800‑SEC‑0330 for information) or online at http://sec.gov.

Unless the context indicates otherwise, “Depomed,” “the Company,” “we,” “our” and “us” refer to Depomed, Inc. Depomed was incorporated in the State of California on August 7, 1995. Our principal executive offices are located at 7999 Gateway Boulevard, Suite 300, Newark, California, 94560 and our telephone number is (510) 744‑8000.

Depomed®, NUCYNTA®, Gralise®, CAMBIA®, Zipsor®, Lazanda® and Acuform® are registered trademarks of Depomed. Glumetza® is a registered trademark of Valeant International (Barbados) SRL exclusively licensed in the United States (U.S.) to Depomed. All other trademarks and trade names referenced in this Annual Report on Form 10‑K are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. Our current specialty pharmaceutical business includes the following six products marketed in the United States for various pain states:

•	The NUCYNTA® franchise of pain products that we acquired in April 2015 (the Nucynta Acquisition), which includes two products currently marketed in the U.S.:

•

NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate; and

•	NUCYNTA® IR (NUCYNTA) (tapentadol), an immediate release version of tapentadol for the management of moderate to severe acute pain in adults.

•	Gralise® (gabapentin), a once‑daily product for the management of postherpetic neuralgia (PHN), that we launched in October 2011.

•	CAMBIA® (diclofenac potassium for oral solution), a non‑steroidal anti‑inflammatory drug for the acute treatment of migraine attacks, that we acquired in December 2013.

•

Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough cancer pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013.

•	Zipsor® (diclofenac potassium) liquid filled capsules, a non‑steroidal anti‑inflammatory drug for the treatment of mild to moderate acute pain, that we acquired in June 2012.

We actively seek to expand our product portfolio through acquiring or in‑licensing commercially available products or late‑stage product candidates that may be marketed and sold effectively with our existing products through our sales and marketing capability, which currently includes approximately 300 full‑time sales representatives.

We currently have one product candidate in development, cebranopadol, a novel, first‑in‑class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain. We licensed the U.S. and Canadian rights to cebranopadol from Grünenthal GmbH (Grünenthal) in December 2015. We currently expect to initiate Phase 3 clinical trials for cebranopadol in 2017.

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

Products

The following table summarizes our and our partners’ commercialized products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipeline

Product	Indication	Status

NUCYNTA ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA	Moderate to severe acute pain in adults	Currently sold in the U.S. Acquired in April 2015

Gralise	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Cebranopadol	Initially for chronic lower pain and potentially for chronic nociceptive and neuropathic pain	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

As of December 31, 2016, our revenues are generated primarily from commercialized products.

Commercialized Products

NUCYNTA ER (Tapentadol Extended Release Tablets)

NUCYNTA ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate. We acquired the U.S. rights to NUCYNTA ER from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA ER in April 2015. We began commercial promotion of NUCYNTA ER in June 2015.

NUCYNTA (Tapentadol)

NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA in June 2015.

NUCYNTA ER and NUCYNTA product sales were $281.3 million for the year ended December 31, 2016 and $189.9 million for the period from April 2015 to the year ended December 31, 2015.

Gralise (Gabapentin)

Gralise is our proprietary, once‑daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from the former licensee of the product. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $88.4 million for the year ended December 31, 2016, $81.0 million for the year ended December 31, 2015 and $60.4 million for the year ended December 31, 2014.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non‑steroidal anti‑inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

We began shipping and recognizing product sales on CAMBIA in December 2013. Our CAMBIA product sales were $31.3 million for the year ended December 31, 2016 and $27.4 million for the year ended December 31, 2015, and $21.7 million for the year ended December 31, 2014.

Zipsor (Diclofenac Potassium) Liquid‑Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne).

Our Zipsor® product sales were $27.5 million for the year ended December 31, 2016, $25.7 million for the year ended December 31, 2015 and $25.2 million for the year ended December 31, 2014.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around‑the‑clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Our Lazanda product sales were $26.5 million for the year ended December 31, 2016, $17.7 million for the year ended December 31, 2015 and $6.9 million for the year ended December 31, 2014.

Segment and Customer Information

We operate in one operating segment and have operations solely in the United States. To date, all of our revenues from product sales are related to sales in the United States. We have recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

Three wholesale distributors represented 36%, 27% and 25% of product shipments for the year ended December 31, 2016. These three customers individually comprised 39%, 33% and 20%, respectively, of product sales‑related accounts receivable as of December 31, 2016. Three wholesale distributors represented 36%, 27% and 24% of product shipments for the year ended December 31, 2015. These three customers individually comprised 38%, 25% and 25%, respectively, of product sales‑related accounts receivable as of December 31, 2015. Three wholesale distributors represented 35%, 27% and 26% of product shipments for the year ended December 31, 2014. These three customers individually comprised 35%, 32% and 33%, respectively, of product sales‑related accounts receivable as of December 31, 2014.

OUR DRUG DELIVERY TECHNOLOGY AND RELATED LICENSE AND DEVELOPMENT ARRANGEMENTS AND PATENT LITIGATION

Our Acuform drug delivery technology is based on our proprietary oral drug delivery technologies and is designed to include formulations of drug‑containing polymeric tablets that allow multi‑hour delivery of an incorporated drug when taken with a meal. Of our marketed products, Gralise and NUCYNTA ER utilize the technology.

We have also licensed our drug delivery technology to several other pharmaceutical companies.

Ironwood Pharmaceuticals, Inc.—IW‑3718 for Refractory GERD

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW‑3718 by Ironwood.

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

PDL Royalty Sale

In October 2013, we sold to PDL BioPharma, Inc. (PDL) for $240.5 million our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area (the PDL Transaction). The interests sold include payments accruing from and after October 1, 2013 from: (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza®; (b) Merck & Co. Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended‑release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed‑dose combination of Invokana® (canagliflozin) and extended‑release metformin; (d) Boehringer Ingelheim International GMBH (Boehringer Ingelheim) with respect to potential future development milestones and sales of the investigational fixed‑dose combinations of drugs and extended‑release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG Life Sciences Ltd. and Valeant International Bermuda SRL for sales of extended‑release metformin in Korea and Canada, respectively. PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received.

Mallinckrodt—Acetaminophen/Opiate Combination Products

In November 2008, we entered into a license agreement related to acetaminophen/opiate combination products with Mallinckrodt. The license agreement grants Mallinckrodt worldwide rights to utilize our Acuform technology for the exclusive development of Mallinckrodt’s XARTEMIS XR product and MNK 155 product candidate. We have received $27.5 million in upfront fees and milestones under the agreement, including $5.0 million milestone following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended Release Tablets (CII), a $10.0 million milestone on FDA approval of XARTEMIS XR, and a $5.0 million milestone following the FDA’s May 2014 acceptance for filing of the NDA for MNK 155. We received high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015. We will receive the same high single digit royalty on net sales of MNK 155 if it is approved.

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

Our sales organization includes approximately 300 full time sales representatives. Our sales force primarily calls on pain specialists, neurologists and primary care physicians throughout most of the United States. Our marketing organization is comprised of professionals who have developed a variety of marketing techniques and programs to promote our products, including promotional materials, speaker programs, industry publications, advertising and other media.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses were $32.6 million in 2016, $17.5 million in 2015 and $7.1 million in 2014. We expect research and development expenses in 2017 to approximate, or slightly increase from, 2016 levels. 2017 research and development expenses will consist primarily of (i) studies relating to NUCYNTA that we intend to initiate in 2017, (ii) the development work relating to cebranopadol and (iii) pediatric studies relating to NUCYNTA. We intend to initiate phase 3 studies for cebranopadol in 2018.

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

We are responsible for the supply and distribution of our marketed products. We have manufacturing and supply agreements with sole commercial suppliers for each of our marketed products, as follows: for NUCYNTA and NUCYTNA ER, with an affiliate of Janssen Pharma; for Gralise, with Patheon Puerto Rico Inc. (Patheon); for CAMBIA, with MiPharm, S.p.A. (MiPharm); for Lazanda, with DPT Lakewood, Inc. (DPT); and for Zipsor, with Accucaps Industries Limited (Accucaps).

We have one qualified supplier for the active pharmaceutical ingredient in each of marketed products, and have supply agreements with the suppliers of the active pharmaceutical ingredients in each of our marketed products other than Lazanda. We also obtain polyethylene oxide, one of the excipients common to Gralise and products under development by our partners, on a purchase order basis from Dow Chemical, our sole source for polyethylene oxide. We currently have no long term supply arrangement with respect to polyethylene oxide.

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

PATENTS AND PROPRIETARY RIGHTS

The material issued in the United States patents we own or have in‑licensed, and the marketed products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
NUCYNTA® ER	8,536,130 (September 22, 2028)(1)(2)
7,994,364 (June 27, 2025)(1)(2)
RE39593 (August 5, 2022)(1)(2)
NUCYNTA®	7,994,364 (June 27, 2025)(1)
RE39593 (August 5, 2022)(1)
Gralise®	7,438,927 (February 26, 2024)
7,731,989 (October 25, 2022)
8,192,756 (October 25, 2022)
8,252,332 (October 25, 2022)
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
6,432,440 (April 20, 2018)
8,889,176 (January 16, 2024)
9,078,814 (January 8, 2024)

*(1) Subject to six‑month pediatric patent term extension beyond scheduled expiration date.

(2)   Patent rights are exclusively in‑licensed by the Company.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the United States and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have 11 patent applications pending in the United States. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. If claims concerning any of our products were to arise and it is determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

From time to time, we may become aware of activities by third parties that may infringe our patents. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third‑party proprietary rights, such as litigation described in “LEGAL PROCEEDINGS”. Our issued or licensed patents may not be held valid by a court of competent jurisdiction. Whether or not the outcome of litigation is favorable to us, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Adverse determinations in litigation or interference proceedings could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

NUCYNTA ER (tapentadol extended release tablets).  NUCYNTA ER competes against other long‑acting opioid medications. Those include, among others: OxyContin® (oxycodone hydrochloride extended‑release tablets); Butrans® (buprenorphine); BelbucaTM (buprenorphine buccal film); OPANA® ER (oxymorphone hydrochloride); Hysingla® ER (hydrocodone bitartrate); Xtampza® ER (oxycodone); Zohydro® ER (hydrocodone bitartrate); Embeda® (morphine sulfate and naltrexone hcl); and numerous generically available long‑acting opioids.

NUCYNTA (tapentadol).  NUCYNTA (tapentadol) competes primarily against short‑acting opioids used for the management of moderate to severe acute pain in adults. There are numerous such medicines, including, among others: Oxaydo® (oxycodone hcl); generic oxycodone hcl; XartemisTM XR (oxycodone/APAP); generic oxycodone acetaminophen; Opana® (oxymorphone); generic oxymorphone; generic hydrocodone acetaminophen; generic hydromorphonne; generic morphine; generic tramadol hcl and generic tramadol acetaminophen.

Gralise for Postherpetic Neuralgia.  Gabapentin is currently sold by Pfizer Inc. (Pfizer) as Neurontin® and by several generic manufacturers for adjunctive therapy for epileptic seizures and for the management of PHN. In addition, Pfizer’s product Lyrica® (pregabalin) has been approved for marketing in the United States for the management of PHN, diabetic nerve pain, spinal cord injury nerve pain, fibromyalgia, and for therapy in partial onset seizures. Pfizer announced positive Phase 3 clinical trial results for its Lyrica® controlled release formulation for fibromyalgia and for PHN (in 2012 and 2014, respectively), though its epilepsy trial did not meet primary endpoint (2012). Gralise competes against these products and other neuropathic pain treatments, such as anti depressants, anti convulsants, local anesthetics used as regional nerve blockers, anti arrhythmics and opioids. Arbor Pharmaceutical, LLC.’s HorizantTM (gabapentin enacarbil extended-release tablets) product, a prodrug of gabapentin, is also marketed for the management of PHN in the U.S as well as for Restless Leg Syndrome.

CAMBIA for the Acute Treatment of Migraine Attacks.  Diclofenac, the active pharmaceutical ingredient in CAMBIA, is a NSAID approved in the United States for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat migraine and certain other headaches. Currently, seven triptans are available generically and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig® Nasal Spray, Onzetra® Xsail®, ZembraceTM

SymTouchTM and Treximet®, which is a fixed dose combination product containing sumatriptan plus naproxen. Pfizer’s Relpax® patent expired in December 2016. There are other products prescribed for or under development for the treatment of migraines which are now or may become competitive with CAMBIA.

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

Lazanda for the Management of Breakthrough Pain in Cancer Patients.  Lazanda (fentanyl) nasal spray is an intranasal fentanyl drug for the management of breakthrough pain in adults (18 years of age or older) who are already routinely taking other opioid pain medicines around‑the‑clock for cancer pain. Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid‑tolerant cancer patients. Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc. (Insys), Fentora® and Actiq®, which are sold by Teva, and Abstral®, which is sold by Sentynl Therapeutics Inc. (Sentynl). Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Teva, and Endo.

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

Some of the products we have developed have been submitted for approval under Section 505(b) (2) of the FDCA which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch‑Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.

Typically, human clinical evaluation involves a time‑consuming and costly three‑phase process:

•	In Phase 1, we conduct clinical trials with a small number of subjects to determine a drug’s early safety profile and its pharmacokinetic pattern.

•	In Phase 2, we conduct limited clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and further evidence of safety.

•

In Phase 3, we conduct large‑scale, multi‑center, comparative trials with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product candidate, as required by the FDA.

The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re‑evaluate, alter, suspend or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients. The FDA may also require additional clinical trials after approvals, which are known as Phase 4 trials.

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

Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances we or our collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union (EU) approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements. Many of these procedures and requirements are time‑consuming and expensive. Some EU countries require price approval as part of the regulatory process. These constraints can cause substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not meaningfully indicate that another country will approve the product.

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

Government programs may regulate reimbursement, pricing, and coverage of products in order to control costs or to affect levels of use of certain products. Private health insurance plans may exclude or restrict coverage of some products, such as by using payer formularies under which only selected drugs are covered, variable co‑payments that make drugs that are not preferred by the payer more expensive for patients, and by employing utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment.

Fraud and Abuse

Pharmaceutical companies that participate in federal healthcare programs are subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti‑kickback and false claims laws. Violations of U.S. federal and state fraud and abuse laws may be punishable by criminal or civil sanctions, including fines, civil monetary penalties and exclusion from federal healthcare programs (including Medicare and Medicaid).

Federal statutes that apply to us include the federal Anti‑Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration in exchange for or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid, and the Federal False Claims Act (FCA), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment to the federal government any false, fraudulent or medically unnecessary claims for reimbursed drugs or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving inadequate care, kickbacks, improper promotion of off‑label uses and misreporting of drug prices to federal agencies.

Similar state laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental payers, including private insurers. These state laws may be broader in scope than their federal analogues, such as state false claims laws that apply where a claim is submitted to any third‑party payer, regardless of whether the payer is a private health insurer or a government healthcare program, and state laws that require pharmaceutical companies to certify compliance with the pharmaceutical industry’s voluntary compliance guidelines.

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

Other U.S. Healthcare Laws

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) contains provisions that have or could potentially impact our business, including (a) an increase in the minimum Medicaid rebate to states participating in the Medicaid program on branded prescription drugs; (b) the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries; and (c) the expansion of the 340B Public Health Service Act drug pricing program (340B Program), which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals and rural referral centers.

Additionally, the federal Physician Payments Sunshine Act (“the Sunshine Act”) provisions, enacted in 2010 as part of ACA, require pharmaceutical manufacturers, among others, to disclose annually to the federal government (for re‑disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures and impose penalties for failures to disclose. Many of these laws and regulations contain ambiguous requirements. As a result of the ambiguity in certain of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

EMPLOYEES

As of December 31, 2016, we had 490 full‑time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10‑K actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties described in this Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

If we do not successfully commercialize NUCYNTA® ER and NUCYNTA® IR (NUCYNTA), our largest selling products, or Gralise®, CAMBIA®, Zipsor® and Lazanda®, our business, financial condition and results of operations will be materially and adversely affected.

In April 2015, we acquired and began commercial promotion of NUCYNTA ER and NUCYNTA. In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In July 2013, we acquired Lazanda and began commercial promotion of Lazanda in October 2013. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. As a Company, we have a limited history of selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from NUCYNTA ER and NUCYNTA, our largest selling products, or Gralise, CAMBIA, Zipsor and Lazanda, depends on a number of factors, including, but not limited to, our ability to :

•	develop and execute our sales and marketing strategies for our products;
•	achieve, maintain and grow market acceptance of, and demand for, our products;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third‑party payers;
•

maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize our products;

•	maintain and extend intellectual property protection for our products; and
•	comply with applicable legal and regulatory requirements.

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA ER and NUCYNTA, our largest selling products which generated approximately 62% and 56% of our total product revenues in 2016 and 2015 respectively, our business, financial condition and results of operations will be materially and adversely affected.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the Court issued its opinion finding all three of the Orange Book patents valid and enforceable. As a result of the Court’s decision, we expect an injunction to be issued ordering the effective date of approval for a generic NUCYNTA from the Filers to be no earlier than June 27, 2025. With regard to NUCYNTA ER, we expect an injunction to issue ordering the effective date of approval for one of the Filers (Alkem) to be no earlier than September 22, 2028, and the effective date of approval for the other two Filers (Actavis and Roxane) to be no earlier than June 27, 2025. The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity.

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

If we are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third-party payers, our business will suffer.

Sales of our products depend significantly on the availability of acceptable pricing and adequate reimbursement from third‑party payers such as:

•	government health administration authorities;
•	private health insurers;
•	health maintenance organizations;
•	managed care organizations;
•	pharmacy benefit management companies; and
•	other healthcare‑related organizations.

If reimbursement is not available for our products or product candidates, demand for our products may be limited. Further, any delay in receiving approval for reimbursement from third‑party payers could have an adverse effect on our future revenues.

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

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was rejected, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Changes in laws and regulations applicable to the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. The Centers for Disease Control (CDC) recently issued national, non-binding guidelines on the prescribing of opioids. In addition states, including the Commonwealth of Massachusetts and the State of New York, have either recently enacted or have pending legislation designed to among other things, limit the duration and quantity of initial prescriptions of immediate release form of opiates and mandate the use by prescribers of prescription drug databases. These and other initiatives may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect our business, financial condition and results of operations. We were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In addition, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. These and other changes, and potential changes in laws and regulations, including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opiods, could adversely affect our business, financial condition and results of operations.

We may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA ER and NUCYNTA, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA ER and NUCYNTA compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is marketed by Endo Pharmaceuticals, Inc.(promotion discountinued as of 2017), each of which is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Each of OxyContin® and OPANA® ER have achieved significant levels of market acceptance. There are also a number of branded and generic opioids, including oxymorphone, fentanyl, morphine, buprenorphine and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. Butrans® (promoted by Purdue) will lose its patent in 2017. Pfizer’s new opioid Troxyca® ER was approved in 2016, but not yet launched. Teva’s VantrelaTM ER was approved in 2017, but not yet launched. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), has been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development, for the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA ER and NUCYNTA.

Gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin® have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica® (pregabalin), has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy, epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Pfizer announced positive Phase 3 clinical trial results for its Lyrica® controlled release formulation for fibromyalgia and for PHN (in 2012 and 2014, respectively), though its epilepsy trial did not meet primary endpoint (2012). Arbor Pharmaceuticals, LLC’s Horizant™ (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans that are used to treat migraine and certain other headaches. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig® nasal, Onzetra® Xsail®,TM ZembraceTM SymTouchTM and Treximet®, which is a fixed-dose combination product containing sumatriptan plus naproxen. Pfizer’s Relpax® patent expired in December 2016. There are other products prescribed for or under development for the treatment of migraines that are now or may become competitive with CAMBIA.

Fentanyl, an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients. Branded fentanyl products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc., Fentora® and Actiq®, which are sold by Teva, Abstral®, which is sold by Sentynl Therapeutics Inc., and Onsolis®, which Collegium Pharmaceutical, Inc. plans to launch in 2017. Generic fentanyl products against which Lazanda currently competes are sold by Mallinckrodt, Teva and Endo.

Competition in the pharmaceutical industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do.

Our Customer concentration may materially adversely affect our financial condition and results of operations.

We sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 36%, 27% and 25% of our product shipments for the year ended December 31, 2016. If we were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us on a timely basis, or if any of these distributors negotiated lower pricing terms, it would have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business .

All marketing activities associated with NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda, as well as marketing activities related to any other products that we may acquire, or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services (OIG), the FDA, and the Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation.

Acquisition of new and complementary businesses, products, and technologies is a key element of our corporate strategy. If we are unable to successfully identify and acquire such businesses, products or technologies, our business growth and prospects will be limited .

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

Integrating any business, product or technology we acquire, including recently-acquired NUCYNTA ER and NUCYNTA, is expensive, time consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

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

•	manage the transition and migration of all commercial, financial, legal, clinical, regulatory and other pertinent information relating to any acquired business, product or technology;
•	comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third‑party payers with respect to any acquired product; and
•	maintain and extend intellectual property protection for any acquired product or technology.

If we are unable to perform the above functions or otherwise effectively integrate any acquired businesses, products or technologies, our business, financial condition and operating results will suffer.

If we engage in strategic transactions that fail to achieve the anticipated results and synergies, our business will suffer.

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the U.S. rights to NUCYNTA ER and NUCYNTA, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

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

Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. We believe this arises primarily as a result of wholesalers’ reductions of inventory of our products in the first quarter and annual changes in health insurance plans that occur at the beginning of the calendar year.

In 2013, 2014 and 2015, our wholesalers ended the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year. As a result, in the first quarters of 2014, 2015 and 2016, net sales were lower than would otherwise have been the case as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year, could adversely affect our operating results and may cause our stock price to decline.

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

On October 17, 2016, we and Starboard entered into a settlement agreement pursuant to which, among other things, (i) three independent directors appointed by Starboard joined our Board of Directors, (ii) we amended our bylaws to move the window for shareholders director nominations and other shareholder proposals for consideration at the 2017 annual meeting of shareholders to March 15, 2017 through April 15, 2017 and (iii) Starboard agreed to withdraw its request for the Special Meeting scheduled to be held on November 15, 2016.

Another proxy contest or related activities with Starboard or other activist shareholders, could adversely affect our business for a number of reasons, including, but not limited to the following:

•	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
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

A proxy contest could also cause our stock price to experience periods of volatility.  Further, if a proxy contest results in a change in control of our Board of Directors, such an event could give third parties certain rights under our existing contractual obligations, which could adversely affect our business.

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

We depend on third parties that are single source suppliers to manufacture our products. If these suppliers are unable to manufacture and supply our products, or if there is insufficient availability of our products or the raw materials necessary to manufacture our products, our business will suffer.

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

We have incurred significant indebtedness in the aggregate principal amount of $820.0 million under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, the Convertible Notes, the Senior Notes and any additional debt obligations we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

The ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including regulations that may be imposed in connection with the implementation of the ACA, such as the 340B Program, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

Many members of Congress and President Trump have pledged to repeal the ACA. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, would adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls or caps on prescription drugs, whether at the federal level or state level, would adversely affect our business, operating results and financial condition.

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

Each of NUCYNTA ER and NUCYNTA are opioid analgesics that contain tapentadol. Lazanda is an opioid analgesic that contains fentanyl. Cebranopadol is a development stage opioid analgesic. Tapentadol and fentanyl are regulated “controlled substances” under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Each of tapentadol and fentanyl are listed by the DEA as a Schedule II substance under the CSA. The scheduling for cebranopadol will not be determined until after the FDA’s approval. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions, such as prescriptions for fentanyl, must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol or fentanyl than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol or fentanyl for all tapentadol or fentanyl products manufactured at their facility, which is allocated to NUCYNTA ER, NUCYNTA and Lazanda, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol or fentanyl is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. Further, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. Any delay or refusal by the DEA or our manufacturers in establishing the production or procurement quota or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol or fentanyl could adversely affect our business, results of operations and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2014 through December 31, 2016, our stock price has ranged from $12.25 to $33.74 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	filings and other regulatory or governmental actions or proceedings related to our products and product candidates and those of our collaborative partners;
•	the reversal or any appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA ER and NUCYNTA;
•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;
•	our ability to successfully execute our sales and marketing startegies, including our recent sales force realignment we undertook in the first quarter of 2017;
•

our plans to acquire, in-license or co-promote other products, compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

•	our ability to successfully develop, obtain regulatory approval for and commercialize a product containing cebranopadol;
•	adverse events related to our products, including recalls;
•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;

•	variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;
•	adverse events or circumstances related to our peer companies, our industry or the markets for our products;
•	adoption of new technologies by us or our competitors;
•	the outcome of our patent infringement litigation against Purdue;
•	the outcome and impact of any proxy contest initiated by Starboard or other activist shareholder;
•	our compliance with the terms and conditions of the agreements governing our indebtedness;
•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;
•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and
•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results are measured, presented and compare to analyst expectations.

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

To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. In 2016 and 2015 we incurred a net loss of $88.7 million and $75.7 million, respectively and in 2014 we recognized net income of $131.8 million. We expect to incur operating losses in 2017 and may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

Our own product candidates, including cebranopadol, and those of our collaborative partners are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our current or future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in those product candidates.

Other factors could delay or result in the termination of our current and future clinical trials and related development programs, including:

•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	FDA inspections of our clinical operations;
•	failure of our third party clinical trial vendors to comply with applicable regulatory laws and regulations;
•	inability of our third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in our clinical trials;
•	delays or failures in recruiting qualified patients to participate in our clinical trials; and
•	actual or perceived lack of efficacy or safety of the product candidate.

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

Even assuming our products obtain regulatory approval, successful commercialization requires:

•	market acceptance;
•	cost‑effective commercial scale production; and
•	reimbursement under private or governmental health plans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In April 2012, we entered into an office and laboratory lease agreement with BMR‑Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The initial term of the lease is approximately ten years. As part of the lease, BMR agreed to provide various financial allowances so that we could build laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord‑funded tenant improvements. As part of the lease, we were obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. We leased this additional space commencing July 2015. The lease will expire on November 30, 2022. However, we have the right to renew the lease for one additional five year term, provided that written notice is made to BMR no later than 12 months prior to the lease expiration. We had the one‑time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016, an option we chose not to execute. We will pay approximately $14.1 million in aggregate as rent over the term of the lease to the landlord.

The property subject to the office and laboratory lease is the only property utilized by us. We believe our office and laboratory space is adequate to meet our current and future needs.

ITEM 3.  LEGAL PROCEEDINGS

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ’593 Patent), U.S. Patent No. 7,994,364 (the ’364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  ’060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the ’130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA related to the ’364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA related to the ’364 and ’593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the ’364 Patent against Sandoz and the ’364 and ’593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz's agreement not to market a generic version of NUCYNTA products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ’364, ’593, and ’130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA oral solution product and the ’364 and ’593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the ’364 and ’593 Patents against Watson.

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

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ’130 Patent against Actavis. The ’130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claims that Actavis will infringe or induce infringement of the ’130 Patent if its proposed generic products are approved. In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ’130 Patent.

In February 2016, Actavis, Actavis UT, Roxane and Alkem each stipulated to infringement of the ’593 and ’364 patents.  A two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent was commenced on March 9, 2016.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the Court issued its final decision.  The Court found that the ’593, ’364 patent, and ’130 patents are all valid and enforceable, that Alkem will induce infringement of the ’130 patent, and that Roxane and Actavis will not infringe the ’130 patent.  The Company expects a final judgment to issue shortly, which will include an injunction ordering the effective date of any approval of Actavis, Actavis UT and Roxane’s ANDAs to be no earlier than the expiry of the ’364 patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDAs to be no early than the expiry of the ’130 patent (September 22, 2028).  The period of exclusivity with respect to all four Defendants may in the future be extended with the award of pediatric exclusivity.

On November 3, 2016, Alkem filed an appeal in the United States Court of Appeals for the Federal Circuit appealing the Court’s finding that the ’364 and ’130 patents are not invalid and that Alkem infringes the ’130 patent.  The Company moved to terminate Alkem’s appeal on the grounds that a final judgment had not yet been entered by the Court, and the Federal Circuit deactivated Alkem’s appeal on December 16, 2016.  The Company expects that the appeal will ultimately be reactivated following the entry of the final judgment.  The Company plans a cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 patent.

364 Patent Inter Partes Review Petition

On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) (Rosellini) filed with the Patent Trial and Appeal Board (PTAB) a petition to request an inter partes review (an IPR) of the ’364 Patent. On April 27, 2016, Grünenthal, the owner of the ’364 Patent, filed its Patent Owner Preliminary Response. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR. On July 18, 2016, the PTAB declined to institute the IPR petition filed by Rosellini with respect to the ’364 Patent with respect to all patent claims subject of the petition.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On

June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing. The Markham hearing was held on November 2, 2016 and the Company is awaiting a Markman order. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents. On June 28, 2016, the Company filed a reply brief to its motion for leave. The Court has not yet issued a ruling on the Company’s motion for leave to file a second amended Complaint. On June 1, 2016, Purdue filed a motion for leave to amend its invalidity contentions to add allegations of indefiniteness and confirm that certain invalidity defenses remained in the case post-IPR proceedings. On June 21, 2016 the Company filed an opposition to Purdue’s motion for leave and a cross-motion to strike Purdue’s invalidity contentions.  On November 4, 2016, the Court granted Purdue’s motion for leave to amend its invalidity contentions, and denied the Company’s cross-motion to strike.  On October 28, 2016, Purdue moved for leave to amend its answer to add a counterclaim of unenforceability and affirmative defenses of inequitable conduct and unclean hands. On November 7, 2016, Depomed filed its opposition to Purdue’s motion for leave to amend its Answer. On November 14, 2016, Purdue filed a reply to its motion for leave to amend its Answer. The Court has not yet issued a ruling on Purdue’s motion for leave to amend its Answer. Fact discovery has closed, expert discovery is ongoing, after which dispositive motions may be filed and a final pretrial conference will be held. No trial date has been set by the Court, though the Company expects a trial may be scheduled in the second half of 2017.

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

General

We cannot reasonably predict the outcome of the legal proceedings described above, nor can we estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings or the amount of any gain in the event we prevail in litigation involving a claim for damages. As such we are not currently able to estimate the impact of the above litigation on our financial position or results of operations.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “DEPO.” The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2015 to December 31, 2016.

	High	Low
2016
First Quarter	$18.29	$12.25
Second Quarter	$21.10	$13.57
Third Quarter	$27.02	$18.28
Fourth Quarter	$26.50	$17.42
2015
First Quarter	$25.54	$15.41
Second Quarter	$28.16	$19.59
Third Quarter	$33.74	$15.45
Fourth Quarter	$21.86	$15.03

On February 21, 2017, the closing price of our common stock was $15.77. As of February 21, 2017, there were approximately 21 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder. As of March 31, 2016, the record date for our 2016 Annual Meeting of Shareholders, there were approximately 24,830 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and are restricted from making dividend payments under our debt agreement relating to the Senior Notes.

Issuer Purchases of Securities

None.

Unregistered Sales of Securities

None.

Equity Compensation Plan Information

The information under the principal heading “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held between June 15, 2017 and July 14, 2017, to be filed with the SEC, is incorporated herein by reference.

Stock Price Performance Graph

The following graph compares total shareholder returns of the Company for the past five years to two indices: the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. The total return for our common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on our common stock.

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or Exchange Act

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.  SELECTED FINANCIAL DATA

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K and also with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data (in thousands):
Revenues:
Product sales	$455,066	$341,750	$114,219	$58,302	$27,483
Royalties	831	985	1,821	45,003	44,535
License and other revenue(1)	—	—	31,515	12,796	18,798
Non‑cash PDL royalty revenue(1)	—	—	242,808	18,104	—
Total revenues	455,897	342,735	390,363	134,205	90,816
Total costs and expenses	431,388	393,135	153,549	124,888	121,169
Income (loss) from operations	24,509	(50,400)	236,814	9,317	(30,353)
Net income (loss) before income taxes	(64,502)	(123,237)	213,108	4,580	(29,872)
(Provision for) benefit from income taxes	(24,218)	47,499	(81,346)	38,733	91
Net income (loss)	$(88,720)	$(75,738)	$131,762	$43,313	$(29,781)
Basic net income (loss) per share	$(1.45)	$(1.26)	$2.26	$0.76	$(0.53)
Diluted net income (loss) per share	$(1.45)	$(1.26)	$2.05	$0.75	$(0.53)
Shares used in computing basic net income (loss) per share	61,296,875	60,116,530	58,292,633	56,736,009	55,892,563
Shares used in computing diluted net income (loss) per share	61,296,875	60,116,530	66,307,364	57,543,979	55,892,563

	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data
Cash, cash equivalents and short term investments	$177,420	$209,768	$566,402	$276,017	$77,892
Total assets	1,225,337	1,357,249	711,065	508,653	141,653
Total current liabilities(1)(2)	227,242	219,632	57,499	156,857	36,681
Deferred revenue, non‑current portion(1)	—	—	—	12,475	15,516
Liability related to the sale of future royalties and milestones, less current portion(1)	—	—	—	177,624	—
Contingent consideration liability, non‑current	10,247	11,653	14,252	11,264	1,342
Senior Notes	466,051	563,012	—	—	—
Convertible Notes	252,725	237,313	223,150	—	—
Other long‑term liabilities	18,284	10,584	12,387	13,017	4,178
Accumulated earnings (deficit)	(116,744)	(28,024)	47,714	(84,048)	(127,361)
Total shareholders’ equity	250,788	315,055	364,447	137,416	83,936

(1)

Effective October 1, 2014, the Company amended its agreements with Salix and Valeant, which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. As a result, the unamortized deferred revenue balance as of October 1, 2014 of $13.2 million was recognized as license and other revenue during 2014. The Company also recognized the entire remaining balance of the liability related to sale of future royalties and milestones of approximately $147.0 million as non‑cash PDL royalty revenue during 2014.

(2)

The increase in total current liabilities as of December 31, 2015 is primarily due to the acquisition of NUCYNTA. Total current liabilities as of December 31, 2013 included income taxes payable of $61.9 million and liability related to sale of future royalties of $49.5 million.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise our current specialty pharmaceutical business are NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate, and NUCYNTA® (tapentadol), a product for management of moderate to severe acute pain in adults, each of which we acquired the U.S rights to in April 2015 (collectively, the NUCYNTA® Acquisition), Gralise® (gabapentin), a once‑daily product for the management of postherpetic neuralgia (PHN), that we launched in October 2011, CAMBIA® (diclofenac potassium for oral solution), a non‑steroidal anti‑inflammatory drug for the acute treatment of migraine attacks, that we acquired in December 2013, Zipsor® (diclofenac potassium) liquid filled capsules, a non‑steroidal anti‑inflammatory drug for the treatment of mild to moderate acute pain, that we acquired in June 2012, and Lazanda® (fentanyl nasal spray), a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that we acquired in July 2013. We actively seek to expand our product portfolio through in‑licensing, acquiring or obtaining co‑promotion rights to commercially available products or late‑stage product candidates that could be marketed and sold effectively with our existing products through our sales and marketing capability.

We also have a portfolio of royalty and milestone producing license agreements based on our proprietary Acuform® gastroretentive drug delivery technology with Mallinckrodt Inc. (Mallinckrodt), Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million (PDL Transaction). The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix Pharmaceuticals, Inc. (Salix) with respect to sales of Glumetza® (metformin HCL extended‑release tablets) in the United States; (b) Merck & Co. Inc. (Merck) with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended‑release); (c) Janssen Pharmaceutica N.V. and Janssen Pharma (collectively, Janssen) with respect to potential future development milestones and sales of Janssen’s investigational fixed‑dose combination of Invokana® (canagliflozin) and extended‑release metformin; (d) Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed‑dose combinations of drugs and extended‑release metformin subject to our license agreement with Boehringer Ingelheim International GMBH (Boehringer Ingelheim); and (e) LG Life Sciences Ltd. (LG) and Valeant International Bermuda SRL (Valeant SRL) for sales of extended‑release metformin in Korea and Canada, respectively.

As of December 31, 2016, we have one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain. We acquired US and Canadian rights to cebranopadol in December 2015. Cebranopadol has completed seven Phase 2 studies. We expect to initiate Phase 3 trials with cebranopadol in 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the Notes to the Consolidated Financial Statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities, and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue from the sale of our products, and from license fees, milestones and royalties earned on license agreements and collaborative arrangements. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•

Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. Under the terms of the Zipsor asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. See Note 12 of the Consolidated Financial Statements for further information on the acquisitions of NUCYNTA ER and NUCYNTA, CAMBIA, Lazanda and Zipsor.

The shelf life of NUCYNTA ER is 24 to 36 months and the shelf life of NUCYNTA is 36 months from the date of tablet manufacture. The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date.

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

•

Wholesaler and Retail Pharmacy Discounts—We offer contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from us. These discounts are either taken off‑invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

•

Prompt Pay Discounts—We offer cash discounts to our customers (generally 2% of the sales price) as an incentive for prompt payment. Based on our experience, we expect our customers to comply with the payment terms to earn the cash discount.

•

Patient Discount Programs—We offer patient discount co‑pay assistance programs in which patients receive certain discounts off their prescription at participating retail pharmacies. The discounts are reimbursed by us approximately one month after the prescriptions subject to the discount are filled.

•

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low‑income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

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

•

Medicare Part D Coverage Gap Rebates—We participate in the Medicare Part D Coverage Gap Discount Program under which we provide rebates on prescriptions that fall within the “donut hole” coverage gap. We generally pay Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

We believe our estimates related to gross‑to‑net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs, managed care rebates and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. Adjustments to estimates for these allowances have not been material.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations and financial position.

A roll‑forward of our product revenue allowances for the three years ended December 31, 2016 is as follows:

	Contract Sales	Product	Cash
(in thousands)	Discounts(1)	Returns(2)	Discounts	Total
Balance at December 31, 2013	$8,287	$11,209	$234	$19,730
Revenue Allowances:

Provision related to current period sales(2)	60,701	8,668	3,748	73,117
Changes in estimates related to sales made in prior years	—	781	—	781
Payments and credits related to sales made in current period	(40,007)	—	(3,180)	(43,187)
Payments and credits related to sales made in prior periods	(8,286)	(5,643)	(235)	(14,164)
Balance at December 31, 2014	$20,695	$15,015	$567	$36,277
Revenue Allowances:
Provision related to current period sales(2)	191,991	13,759	11,289	217,039
Changes in estimates related to sales made in prior years	—	297	—	297
Payments and credits related to sales made in current period	(88,961)	—	(9,829)	(98,790)
Payments and credits related to sales made in prior periods	(20,694)	(11,044)	(569)	(32,307)
Balance at December 31, 2015	$103,031	$18,027	$1,458	$122,516
Revenue Allowances:
Provision related to current period sales	314,611	9,997	15,898	340,506
Changes in estimates related to sales made in prior years	549	(1,961)	—	(1,412)
Payments and credits related to sales made in current period	(206,684)	—	(13,789)	(220,473)
Payments and credits related to sales made in prior periods	(103,580)	(2,454)	(1,457)	(107,491)
Balance at December 31, 2016	$107,927	$23,609	$2,110	$133,646

(1)	Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates, and government chargebacks and rebates.

(2)

In June 2012, we acquired Zipsor® and assumed financial responsibility on returns of Zipsor® previously sold by Xanodyne. In December 2013, we acquired CAMBIA® and assumed financial responsibility on returns of CAMBIA® previously sold by Nautilus. In April 2015 we acquired the NUCYNTA franchise of pain products from Janssen Pharma.

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

Non‑Cash Interest Expense on PDL Liability

In October 2013, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. We had significant continuing involvement in the PDL transaction until September 30, 2014, primarily due to our obligation to act as the intermediary for the supply of 1000 mg Glumetza to Salix, the licensee of Glumetza. Under the relevant accounting guidance, because of our significant continuing involvement, the $240.5 million payment received from PDL was accounted for as debt until September 30, 2014, and we were required to amortize the debt using the interest method over the life of the arrangement. In order to determine the amortization of this debt, we were required to estimate the total amount of future royalty payments to be received by PDL and payments we were required to make to PDL, if any, over the life of the agreement. The sum of these amounts less the $240.5 million proceeds we received was recorded as interest expense over the life of the royalty obligation. Consequently, we imputed interest on the transaction and recorded interest expense using an estimated interest rate to reflect an arms‑length debt transaction. Our estimate of the interest rate under the agreement was based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 10%. The non‑cash royalty revenues and non‑cash interest expense were included in our consolidated statement of operations over the term of the PDL agreement until September 30, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the manufacture and supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non‑cash PDL royalty revenue” in the accompanying Consolidated Statement of Operations in 2014. As a result, we will no longer report any amounts relating to the non‑cash royalty revenue or non‑cash interest expense relating to the PDL transaction in future periods.

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

Stock‑Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares using the Black‑Scholes valuation model. The Black‑Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award.

Risk‑Free Interest Rate.  The risk‑free interest rate is based on the implied yield available on U.S. Treasury zero‑coupon issues with a remaining term equal to the expected term of the option.

Expected Volatility.  The volatility assumption is based on the historical volatility of our common stock over the expected term of the options.

Expected Life of Options.  We use historical option exercise data to estimate the expected life of the options.

Expected Dividend Yield.  We have never paid any dividends and do not intend to in the near future.

As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock‑based awards granted in future periods. Employee and director stock‑based compensation costs are to be recognized over the vesting period of the award, and we have elected to use the straight‑line attribution method. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

Restricted stock units (RSUs) are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight‑line attribution approach.

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

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long‑lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value the expected future net cash flows, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

In circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory or revenue-based milestones.

Intangible Assets

Intangible assets consist of purchased developed technology and trademarks. We determine the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The Company has not recorded any impairment charges relating to its intangible assets since their acquisition.

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provides any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that the Company determines is more likely than not to be realized. At this time, the Company has recorded a valuation allowance against the net deferred tax assets.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We have applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more‑likely‑than‑not threshold to the recognition and de‑recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

Debt

On April 2, 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) among us and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. We used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. We incurred debt issuance costs of $0.5 million during 2015. In April 2016, the Company prepaid and retired $100 million of the Senior Notes and paid a $5.0 million prepayment fee.

On September 9, 2014, we issued and sold $345.0 million aggregate principal amount of convertible senior notes in a public offering (the Convertible Notes). The convertible debt offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The 2021 Notes are accounted for in accordance with ASC Subtopic 470‑20, Debt with Conversion and Other Options. Under ASC Subtopic 470‑20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. See “Note 8—Debt” of the Notes to Consolidated Financial Statements for further information regarding the Convertible Notes.

RESULTS OF OPERATIONS

Our results of operations in 2016 and 2015 differ significantly from our reported results for 2014 and 2013. In October 2013, we sold our interests in royalties and milestone payments related to certain license agreements in the Type 2 diabetes area to PDL for $240.5 million. In 2013, we reflected nine months of royalty revenue for Glumetza and Janumet XR and three months of non‑cash royalty revenue and non‑cash interest expense related to the sale of future royalties to PDL. In 2014, we reflected nine months of non‑cash PDL royalty revenue and non‑cash interest expense associated with the PDL liability. Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non‑cash PDL royalty revenue” in the accompanying Consolidated Statement of Operations.

We acquired NUCYNTA in April 2015. NUCYNTA revenue and expense is reflected in our results of operations for an entire year in 2016 but only for the nine months following the acquisition in April 2015.

In addition, we acquired the U.S. and Canadian rights to cebranopadol in December 2015 resulting in recognition of a one‑time non‑cash gain on the settlement agreement in the fourth quarter of $29.9 million in addition to the $25 million in cash that we paid at the time of the acquisition in the fourth quarter. The total expense of $54.9 million is recorded in “acquired in‑process research and development” in the accompanying consolidated statements of operations.

Revenues

Total revenues are summarized in the following table (in thousands):–

	2016	2015	2014
Product sales:
NUCYNTA products	$281,261	$189,854	$—
Gralise	88,446	81,054	60,411
CAMBIA	31,273	27,426	21,681
Lazanda	26,547	17,711	6,972
Zipsor	27,539	25,705	25,155
Total product sales	455,066	341,750	114,219
Royalties:
Others	831	985	1,821
Total royalty revenue	831	985	1,821
Non‑cash PDL royalty revenue	$—	$—	$242,808
Total Non‑cash revenue	—	—	242,808
License and Other revenue:
Glumetza	$—	$—	$15,515
Mallinckrodt	—	—	15,000
Other	—	—	1,000
Total license and other revenue:	—	—	31,515
Total revenues	$455,897	$342,735	$390,363

Product sales

NUCYNTA.  We closed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA® for Janssen, and we re‑launched NUCYNTA with our increased sales force in mid‑June 2015. In conjunction with the acquisition, Janssen was responsible for certain rebates in an amount estimated to be $10 million, which was treated as a reduction in the purchase consideration for NUCYNTA. Accordingly, the NUCYNTA product net sales of $189.9 million in 2015 reflect the deduction of these rebates during the second quarter. We were responsible for such product rebates commencing in the third quarter of 2015 and are responsible for such product rebates for all future periods.

The increase in NUCYNTA product sales in 2016 as compared to 2015 is primarily due to a full year of sales in 2016 as compared to 2015, higher unit demand and price increases. We expect NUCYNTA franchise product sales and unit volume to increase from current levels in 2017.

Gralise.  In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. The increase in Gralise product sales in 2016 as compared to 2015 is primarily a result of price increases. The increase in Gralise product sales in 2015 as compared to 2014 was primarily a result of higher unit volume and price increases. We expect Gralise 2017 product sales to be higher than 2016 levels.

CAMBIA.  We began shipping and recognizing product sales on CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. The increase in CAMBIA product sales in 2016 as compared to 2015 is primarily a result of higher unit volume and, to a lesser extent, price increases. The increase in CAMBIA product sales in 2015 as compared to 2014 was primarily a result of higher unit volume and, to a lesser extent, price increases. We expect CAMBIA 2017 product sales and unit volume to be higher than 2016 levels.

Lazanda.  We began shipping and recognizing product sales on Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. The increase in Lazanda product sales in 2016 as compared to 2015 is primarily a result of higher unit demand and to a lesser extent price increases. The increase in Lazanda product sales in 2015 as compared to 2014 was primarily a result of higher prescription demand, higher bottles per prescription and, to a lesser extent, price increases. We expect 2017 Lazanda product sales to be higher than 2016 levels.

Zipsor.  We began shipping and recognizing product sales on Zipsor at the end of June 2012. We began commercial promotion of Zipsor in July 2012. The increase in Zipsor product sales in 2016 as compared to 2015 is a result of reduced unit demand offset by price increases. The increase in Zipsor product sales in 2015 as compared to 2014 was the result of price increases. We expect Zipsor 2017 product sales to be higher than 2016 levels.

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

In August 2012, we entered into a license agreement with Janssen Pharma relating to NUCYNTA® ER in the United States, Canada and Japan, and currently receive a low single digit royalty on net sales of NUCYNTA® ER, which began in the third quarter of 2012. We no longer receive any royalties from Janssen Pharma on net sales of NUCYNTA ER in the United States for any period after the consummation of the NUCYNTA acquisition, which occurred in April 2015, and we will not receive such royalties in the future.

We received high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015. We will receive the same high single digit royalty on net sales of MNK‑155 if it is approved.

Non‑Cash PDL Royalty Revenue.  In October 2013, as noted above, we sold our interests in royalty and milestone payments under our license agreements in the Type 2 diabetes therapeutic area to PDL for $240.5 million. Until September 30, 2014, this transaction was accounted for as debt that was amortized using the interest method over the life of the arrangement. As a result of the debt accounting, even though we did not retain the related royalties and milestones under the transaction (as the amounts are remitted to PDL), we continued to record revenue related to these royalties and milestones until September 30, 2014.

Effective October 1, 2014, the Company, Valeant, Salix and PDL executed an amended agreement which eliminated any and all continuing obligations on the part of the Company in the supply of 1000mg Glumetza tablets. Consequently, the entire outstanding balance of the liability related to the sale of future royalties and milestones of approximately $147.0 million was recognized within “Non‑cash PDL royalty revenue” in the accompanying Consolidated Statement of Operations.

We recognized $242.8 million and $18.1 million of non‑cash revenue associated with the PDL Transaction for the years ended December 31, 2014 and 2013, respectively.

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

Since the inception of the contract, we have received $27.5 million in upfront fees and milestones under the agreement. The upfront fees included a $4.0 million upfront license fee and a $1.5 million advance payment for formulation work we performed under the agreement. The milestone payments include four $0.5 million clinical development milestones and $5.0 million following the FDA’s July 2013 acceptance for filing of the NDA for XARTEMIS™ XR (oxycodone hydrochloride and acetaminophen) Extended‑Release Tablets (CII), previously known as MNK‑795.

In March 2014, the FDA approved XARTEMIS™ XR for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options (e.g., non‑opioid analgesics) are ineffective, not tolerated or are otherwise inadequate. The approval of the NDA triggered a $10.0 million contingent payment to us, which we received in April 2014. This $10.0 million contingent payment was recognized as revenue during the three months ended March 31, 2014. In May 2014, the FDA accepted for filing the NDA for MNK‑155, and this acceptance triggered a $5.0 million contingent payment to us, which we received in June 2014. This $5.0 million contingent payment was recognized as revenue during the three months ended June 30, 2014. If MNK‑155 is approved by the FDA, we will receive a $10.0 million contingent payment. We have the right to receive high single digit royalties on net sales of XARTEMIS™ XR, which was launched in March 2014; however, Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015. We will receive the same high single digit royalties on net sales of MNK‑155 if that product is approved.

Janssen Pharmaceuticals, Inc.  In August 2012, we entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non‑exclusive license to certain patents and other intellectual property rights to its Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA® ER (tapentadol extended‑release tablets). We received a $10.0 million upfront license fee, which was recognized as revenue in 2012, and were to receive low single digit royalties on net sales of NUCYNTA® ER in the United States, Canada and Japan from and after July 2, 2012 through December 31, 2021. We do not receive any royalties from Janssen Pharma on net sales of NUCYNTA® ER in the United States for any period after the consummation of the NUCYNTA® acquisition.

Ironwood Pharmaceuticals, Inc.  In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD.

Since the inception of the contract, we have received $3.4 million under the agreement, which includes an upfront payment, reimbursement of initial product formulation work and three milestones payments. We recognized as revenue a non‑refundable payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW‑3718 by Ironwood. As we had no continuing involvement in this arrangement, we recognized the $1.0 million as revenue in March 2014.

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

Under the commercialization agreement, Salix was also required to pay us royalties on net product sales of Glumetza in the United States of 32.0% in 2014; and 34.5% in 2015 and beyond, prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the United States, the parties were to share proceeds equally based on a gross margin split.

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

We recognized approximately $3.0 million of revenue associated with this upfront license fee during 2014.

Valeant Pharmaceuticals International, Inc. (formerly Biovail Laboratories, Inc.)  In May 2002, we entered into a development and license agreement granting Valeant Pharmaceuticals International, Inc. (Valeant) an exclusive license in the United States and Canada to manufacture and market Glumetza. Under the terms of the agreement, we were responsible for completing the clinical development program in support of the 500mg Glumetza. In July 2005, Valeant received FDA approval to market Glumetza in the United States. In accordance with the license agreement, Valeant paid a $25.0 million license fee to Depomed.

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

Licensing and Development Agreements Sold to PDL in October 2013

In October 2013, we sold to PDL our milestone and royalty interests in our license agreements in the type 2 diabetes therapeutic area (and any replacements for the agreements) for $240.5 million. The interests sold include royalty and milestone payments accruing from and after October 1, 2013 from: (a) Salix with respect to sales of Glumetza® (metformin HCL extended‑release tablets) in the United States; (b) Merck with respect to sales of Janumet® XR; (c) Janssen with respect to potential future development milestones and sales of Janssen’s investigational fixed‑dose combination of Invokana® and extended‑release metformin; (d) Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed‑dose combinations of drugs and extended‑release metformin subject to our license agreement with Boehringer Ingelheim; and (e) LG and Valeant SRL for sales of extended‑release metformin in Korea and Canada, respectively. From and after October 1, 2013, PDL will receive all royalty and milestone payments due under the agreements until PDL has received payments equal to $481 million, after which we and PDL will share evenly all net payments received, if any.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third‑parties, inventory write‑downs, amortization of inventory write-ups assocated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Cost of Sales	$87,414	$67,898	$15,146
Dollar change from prior year	19,516	52,752	8,055
Percentage change from prior year	28.7%	348.3%	113.6%

Cost of sales increased in 2016 as compared to 2015 primarily due to the fact that 2015 only reflects NUCYNTA cost of sales for the nine months ended December 31, 2015 as we acquired and began selling NUCYNTA in April 2015. NUCYNTA cost of sales for the twelve months ended December 31, 2016 was approximately 25%. We expect cost of sales to increase in 2017, as we expect product sales to increase from current levels. However, we expect cost of sales for NUCYNTA in 2017 to remain at approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined for the twelve months ended December 31, 2016 was approximately 10%. We expect cost of sales as a percentage of net sales in 2017 will average approximately 10% for Gralise, CAMBIA, Lazanda and Zipsor, combined.

Cost of sales increased in 2015 as compared to 2014 principally as a result of the acquisition of NUCYNTA in April 2015. The fair value of inventories acquired included a step up in the value of NUCYNTA inventories of $5.9 million which was amortized to cost of sales during 2015, as the acquired inventories were sold.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for 2016, 2015, and 2014 was as follows (in thousands):

	2016	2015	2014
Research and development expenses	$32,631	$17,541	$7,116
Dollar change from prior year	15,090	10,425	(957)
Percentage change from prior year	86.0%	146.5%	-11.9%
Acquired in‑process research and development	$—	54,900	—

Research and development expenses in 2016 increased as compared to 2015 primarily as a result of the continuation of certain pediatric studies relating to NUCYNTA and the development of cebranopadol. We acquired the US and Canadian rights to cebranopadol in December 2015.

Research and development expenses in 2015 increased compared to 2014 due to the expenses associated with pediatric clinical trials for NUCYNTA, Cambia and Zipsor.

The acquired in‑process research and development costs in 2015 represent the acquisition of cebranopadol, a product candidate in development (cebranopadol Acquisition). The total expense of $54.9 million consists of $25 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one‑time accounting adjustment to recognize the total non‑cash fair value of each of the elements of the settlement agreement reached with Endo Pharmaceuticals, Inc. (Endo) to resolve our ongoing litigation against Endo for alleged infringement of three of our patents.

We expect research and development expenses in 2017 to approximate, or slightly increase from 2016 levels. 2017 research and development expenses will consist primarily of (i) studies relating to NUCYNTA that we intend to initiate in 2017, (ii) the development work relating to cebranopadol and (iii) pediatric studies relating to NUCYNTA. We intend to initiate phase 3 studies for cebranopadol in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows (in thousands):

	2016	2015	2014
Selling, general and administrative expenses	$204,498	$199,352	$121,126
Dollar change from prior year	5,146	78,226	15,950
Percentage change from prior year	2.6%	64.6%	15.2%

2016 selling, general and admistrative expenses reflect a full year of sales and marketing expenses relating to NUCYNTA, as compared to only approximately nine months of sales and marketing expenses relating to NUCYNTA in 2015, as NUCYNTA was acquired in April 2015. The increase in sales and marketing expenses in 2016 was offset by the absence of transaction fees related to the NUCYNTA acquisition of approximately $12.3 million and costs of $11.9 million with respect to our defense of the unsolicited takeover attempt by Horizon Pharma in 2015.

The increase in selling, general and administrative expense in 2015 as compared to the same period in 2014 was primarily due to sales and marketing expense related to NUCYNTA, which we acquired in April 2015, transaction fees related to the NUCYNTA acquisition of approximately $12.3 million, higher legal expenses related to our ongoing patent litigation and approximately $11.9 million with respect to our defense of the unsolicited takeover attempt by Horizon Pharma.

We expect selling, general and administrative expenses in 2017 to be slightly higher than 2016.

Amortization of Intangible Assets

(In thousands)	2016	2015	2014
Amortization of intangible assets—NUCYNTA	$98,207	$74,080	$—
Amortization of intangible assets—Zipsor	2,337	2,964	3,858
Amortization of intangible assets—Lazanda	1,165	1,164	1,167
Amortization of intangible assets—CAMBIA	5,136	5,136	5,136
	$106,845	$83,344	$10,161

Amortization expense increased in 2016 as compared to 2015 primarily due to the fact that 2015 only reflects NUCYNTA related intangible asset amortization expense for the nine months ended December 31, 2015, as compared to a full year in 2016. Amortization expense increased in 2015 compared to 2014 due to the acquisition of NUCYNTA.

In the fourth quarter of 2016, we increased the useful life of NUCYNTA. In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in the Company's patent litigation against all three filers of Abbreviated New Drug Applications (ANDAs) for the Company’s NUCYNTA franchise. With the court’s ruling, the Company expects market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). In light of this court ruling, the Company reviewed the useful life of the NUCYNTA product rights and extended that from the previous estimate of June 2025 to December 2025. The change in the useful life is being accounted for prospectively and reduced the amortization charge for 2016 by $1.3 million.

Interest Income and Expense

(In thousands)	2016	2015	2014
Interest and other income	$485	$599	$215
Interest expense	(83,719)	(73,436)	(9,275)
Non‑cash interest expense on PDL liability	—	—	(14,646)
Net interest expense	$(83,234)	$(72,837)	$(23,706)

The increase in interest expense in 2016 reflects a full year of interest expense for the Senior Notes that were issued in April 2015 offset by our prepayment of $100.0 million of the Senior Notes in April 2016. We expect to prepay at least $100.0 million of the Senior Notes in April 2017 and to refinance the balance. Any such prepayment and refinancing will be subject to a prepayment fee of 4% of the principal amount of the Senior Notes prepaid and refinanced. In addition, we will also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of the refinancing. If we prepay $100.0 million and refinance the balance, the prepayment fee would be $19.0 million and the acceleration of the unamortized debt discount and debt issuance costs would be approximately $8.0 million.

In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and the acceleration of the unamortized balances of debt discount and debt issuance costs of $0.8 million.

The increase in interest expense in 2015 reflects a full year of interest expense for the Convertible Notes that were issued in September 2014 and nine months of interest on the $575 million principal amount of the Senior Notes that were issued April 2, 2015.

Income Tax Provision (Benefit)

During 2016, we provided income tax expense of approximately $24.2 million that represents an effective tax rate of 37.5% on income from continuing operations. The difference between income tax expense of $24.2 million and the tax benefit at the statutory rate of 35% on current year operations is principally due to the recording of a full valuation allowance against our deferred tax assets.

In the fourth quarter of 2016, the Company recorded a valuation allowance of $43.6 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2016 because realization of the future benefits is uncertain. The Company reviewed both positive evidence such as, but not limited to, the projected availability of future income and negative evidence such as the history of cumulative losses in recent years. The decision to record a valuation allowance was based on the weight of the available evidence and recognizes that under the applicable accounting guidance, expectations about future income are generally overshadowed by a company’s historical loss experience in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis, using the criteria described above, and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

During 2015, we provided income tax benefit of approximately $47.5 million that represents an effective tax rate of 38.6% on income from continuing operations. The difference between income tax benefit of $47.5 million and the tax at the statutory rate of 35% on current year operations is principally due to state income tax, non‑deductible stock based compensation and a change in valuation allowance.

During 2014, we provided income tax expense of approximately $81.3 million that represents an effective tax rate of 38.2% on income from continuing operations. The difference between income tax expense of $81.3 million and the tax at the statutory rate of 35% on current year operations is principally due to state income tax, non‑deductible stock and other individually immaterial non‑deductible tax expenses.

Non‑GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non-GAAP adjusted earnings, non-GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, non-GAAP financial measures, as useful operating metrics. We believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information to analysts, investors, lenders, and our management in assessing the Company’s performance and results from period to period. We use these non-GAAP measures internally to understand, manage and evaluate the Company’s performance, and in part, in the determination of bonuses for executive officers and employees. These non-GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted earnings and non-GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude amortization, IPR&D and non-cash adjustments related to product acquisitions, stock-based compensation expense, non-cash interest expense related to debt, costs associated with the Company’s defense against the Horizon Pharma hostile takeover bid in 2015 and the special meeting requests made by an activist investor in 2016, adjustments associated with legal settlements, and to adjust for the tax effect related to each of the non-GAAP adjustments. Non-GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude interest income, interest expense, amortization, IPR&D and non-cash adjustments related to product acquisitions, stock-based compensation expense, depreciation, taxes, adjustments related to legal settlements, costs associated with the our defense against the Horizon Pharma hostile takeover bid in 2015 and the special meeting requests made by an activist investor in 2016, and transaction costs associated with product acquisitions. Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP measures used by other companies.

We are modifying our method of calculating non-GAAP income tax expense for non-GAAP adjusted earnings and non-GAAP adjusted earnings per share to align with the guidance under the Non-GAAP Financial Measures Compliance and Disclosure Interpretations issued by the SEC on May 17, 2016. This new methodology calculates non-GAAP tax expense (benefit) by adjusting the GAAP tax expense (benefit) for the estimated tax impact of each non-GAAP adjustment.  The estimated tax impact is based on the statutory income tax rate for each non-GAAP adjustment.  Previously, we adjusted the non-GAAP tax-expense (benefit) to reflect the estimated amount we expected to pay or receive in taxes for the period. The non-GAAP adjusted earnings and non-GAAP adjusted earnings per share amount reflected in the GAAP to non-GAAP reconciliations below reflect this new methodology.

The following table reconciles our GAAP net income (loss) to non‑GAAP adjusted earnings for 2016, 2015 and 2014:

(in thousands, except per share amounts)	2016	2015	2014
GAAP net income (loss)	$(88,720)	$(75,738)	$131,762
Non‑cash PDL royalties, net of related costs	—	—	(241,714)
Non‑cash interest expense on PDL liability	—	—	14,646
Non‑cash interest expense on debt	18,449	15,630	4,200
Intangible amortization related to product acquisitions	106,845	83,344	10,161
Inventory step-up related to product acquistions	15	6,023	3,902
Product sales benefit related to product acquisitions	—	9,977	—
Acquired in process research and development	—	54,900	—
Gain on settlement agreement	—	(29,900)	—
Contingent consideration related to product acquistions	2,287	(1,377)	2,792
Other costs (1)	5,352	11,869	—
Stock based compensation	17,172	14,228	8,930
Valuation allowance on deferred tax assets	42,634	—	—
Income tax effect of non-GAAP adjustments (3)	(52,431)	(58,559)	75,915
Non‑GAAP adjusted earnings	$51,603	$30,397	$10,594
Add interest expense of convertible debt, net of tax(2)	5,390	5,390	—
Numerator	56,993	35,787	10,594
Shares used in calculation (2)	81,597	81,099	60,756
Non‑GAAP adjusted earnings per share	$0.70	$0.44	$0.17

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma’s hostile takeover attempt.

(2)

The Company use the if‑converted method to compute diluted earnings per share with respect to its convertible debt for 2016 and 2015. There was no add-back of interest expense or dilutive shares related to the convertible debt for the twelve months ended December 31, 2014, as the effect is anti-dilutive.

(3)	New methodology. Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate. Expected cash taxes were zero, ($6,361) and zero for 2016, 2015 and 2014, respectively.

The following table reconciles our GAAP net income (loss) per share to non GAAP adjusted earnings per share for 2016, 2015 and 2014:

	2016	2015	2014
GAAP net income (loss)	$(1.45)	$(1.26)	$2.05
Conversion between basic or diluted shares to if-converted diluted shares	0.36	0.32	0.19
Non‑cash PDL royalties, net of related costs	—	—	(3.98)
Non‑cash interest expense on PDL liability	—	—	0.24
Non‑cash interest expense on debt	0.23	0.19	0.07
Intangible amortization related to product acquisitions	1.31	1.03	0.17
Inventory step-up related to product acquistions	—	0.07	0.05
Product sales benefit related to product acquisitions	—	0.12	—
Acquired in process research and development	—	0.68	—
Gain on settlement agreement	—	(0.37)	—
Contingent consideration related to product acquistions	0.03	(0.02)	0.05
Other costs (1)	0.06	0.15	—
Stock based compensation	0.21	0.18	0.15
Valuation allowance on deferred tax assets	0.52	—	—
Income tax effect of non-GAAP adjustments (3)	(0.64)	(0.72)	1.25
Add/(reduce) interest expense of convertible debt, net of tax (2)	0.07	0.07	(0.07)
Non-GAAP adjusted earnings per share	$0.70	$0.44	$0.17

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma’s hostile takeover attempt.

(2)	The Company use the if‑converted method to compute diluted earnings per share with respect to its convertible debt for 2016 and 2015.
(3)	New methodology. Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate.

The following table reconciles our GAAP net income (loss) to non GAAP adjusted EBITDA for 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
GAAP net income (loss)	$(88,720)	$(75,738)	$131,762
Non‑cash PDL royalties, net of related costs	—	—	(241,714)
Intangible amortization related to product acquisitions	106,845	83,344	10,161
Inventory step-up related to product acquistions	15	6,023	3,902
Product sales benefit related to product acquisitions	—	9,977	—
Contingent consideration related to product acquistions	2,287	(1,377)	2,792
Glumetza license revenue adjustment	—	—	(13,235)
Stock based compensation	17,172	14,228	8,930
Interest income	(447)	(599)	(215)
Interest expense	87,088	71,129	21,547
Depreciation	2,530	2,390	1,868
Income taxes	24,218	(47,499)	81,346
Other costs (1)	5,352	11,869	—
Acquired in process research and development	—	54,900	—
Gain on settlement agreement	—	(29,900)	—
Transaction costs	45	12,456	—
Non‑GAAP adjusted EBITDA	$156,385	$111,203	$7,144

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma’s hostile takeover attempt.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(In thousands)	2016	2015
Cash, cash equivalents and short-term investments	$177,420	$209,768

The decrease in cash, cash equivalents and short-term investments during 2016 is primarily attributable to the prepayment of $100.0 million of secured indebtedness on April 4, 2016 along with a $5.0 million related prepayment fee.  These payments were partially off-set by the cash generated from operations in 2016. Unless we use our cash to fund a future acquisition, we expect to use at least a portion of our cash balances to prepay atleast $100.0 million of the Senior Notes in April 2017. Any such prepayment will be subject to a prepayment fee of 4% of the principal amount of the Senior Notes to be prepaid.

Since inception through December 31, 2016, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales. In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the Convertible Notes) resulting in net proceeds to us of $334.2 million.

We may incur operating losses in future years. We believe that our existing cash and investment balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Senior Notes and the Convertible Notes. We base this expectation on our current operating plan and the anticipated impact of the NUCYNTA acquisition, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;

•	sales of our marketed products;

•	expenditures related to our commercialization of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor, and Lazanda;

•	the timing of our NUCYNTA and cebranopadol clinical trials;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	interest and principal payments on our current and future indebtedness;

•	financial terms of definitive license agreements or other commercial agreements we may enter into;

•	changes in the focus and direction of our business strategy and/or research and development programs; and

•	results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table summarizes our cash flow activities (in thousands):

	As of December 31,
(In thousands)	2016	2015	2014
Cash (used in) provided by operating activities	$65,501	$143,892	$(55,917)
Cash (used in) provided by investing activities	45,536	(1,108,051)	(47,307)
Cash (used in) provided by financing activities	(94,412)	576,575	347,218

Cash Flows from Operating Activities

Cash provided by operating activities during 2016 was approximately $65.5 million, as compared to cash provided by operating activities of $143.9 million during 2015. The cash provided by operating activities was higher during 2015 as compared to 2016 due to the NUCYNTA acquisition in April 2015 and interest payable on the Senior Notes issued in April 2015. The NUCYNTA acquisition contributed to a large increase in revenue and related reserves, as well as accounts payable and accrued liabilities when compared to 2014. In addition, the increase in the 2015 cash provided by operating activities was also impacted by the timing of certain payments related to the NUCYNTA acquisition, which have since normalized. Lastly, 2016 reflects the payment of four quarters of interest on the Senior Notes as opposed to two quarters in 2015.

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

Cash used in operating activities during 2014 was approximately $55.9 million, compared to cash provided by operating activities of $9.8 million during 2013. The difference was primarily due to net income for each respective period adjusted for income tax provision, non‑cash interest expense on PDL liability, depreciation and amortization expense and stock‑based compensation expense, partially offset by non‑cash PDL royalty revenue of $242.8 million, movements in working capital and net income tax payments totaling approximately $58.3 million related to the year ended December 31, 2014.

Cash Flows from Investing Activities

Cash provided by investing activities during 2016 was approximately $45.5 million and primarily relates to the timing of maturity of marketable securities in anticipation for the prepayment of debt in April 2016. Cash used in investing activities during 2015 was $1.1 billion as compared to cash used by investing activities of $47.3 million during 2014. Cash used in investing activities during the during 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA Acquisition and $25 million paid for the cebranopadol Acquisition, partially off‑set by a net cash inflow from the maturities of marketable securities. Cash used in investing activities during 2014 was approximately $47.3 million primarily due to higher purchases of marketable securities relative to maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities during 2016 was approximately $94.4 million and reflects the prepayment of $100.0 million of our Senior Notes as well as an associated prepayment fee of $5.0 million in April 2016 which was partially off-set by proceeds from employee stock option exercises and purchase of common stock under the employee stock purchase plan. Cash provided by financing activities during 2015 was approximately $576.6 million and consisted primarily of $562.0 million of net proceeds received from the issuance of the Senior Notes and $10 million of proceeds received from employee stock option exercises. Cash provided by financing activities during 2014 was $347.2 million, primarily due to $334.2 million of net proceeds received from the issuance of the 2021 Notes and $9.8 million of proceeds received from employee stock option exercises.

Contractual Obligations

As of December 31, 2016, our contractual obligations are shown in the following table (in thousands):

				More than
	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Senior Notes—principal	$—	$172,500	$258,750	$43,750	$475,000
Senior Notes—interest	51,772	86,253	36,962	2,404	177,391
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	17,250	—	43,125
Operating leases(1)	4,061	5,000	3,337	1,572	13,970
Purchase commitments	28,613	2,200	—	—	30,813
	$93,071	$283,203	$661,299	$47,726	$1,085,299

(1)	Amounts represent payments under a non‑cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At December 31, 2016, we had non‑cancelable purchase orders and minimum purchase obligations of approximately $30.8 million under our manufacturing agreements related to NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In April 2012, we entered into an office and laboratory lease agreement with BMR‑Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The initial term of the lease is approximately ten years. We will pay approximately $14.1 million in aggregate as rent over the term of the lease to the landlord. As part of the lease, BMR agreed to provide various financial allowances so that we could build laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord‑funded tenant improvements. As part of the lease, we were obligated to lease approximately 8,000 additional rentable square feet commencing no later than December 1, 2015. We leased this additional space commencing July 2015. The lease will expire on November 30, 2022. However, we have the right to renew the lease for one additional five year term, provided that written notice is made to BMR no later than 12 months prior to the lease expiration. We had the one‑time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016, an option we chose not to execute.

OFF‑BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose, the amount of such adjustment that related to prior periods. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted the provisions of this guidance in the three months ended March 31, 2016, and the adoption of this guidance did not materially affect our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015 17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015 17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard prospectively as of October 1, 2015.

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

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure inventory, other than inventory accounted for under last-in, first-out method or retail inventory method, at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016 on a prospective basis. The Company plans to adopt this guidance on January 1, 2017. We do not expect the adoption of ASU 2015-11 to materially affect our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs". This guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, but requires retrospective adjustment with early adoption permitted. The Company adopted the provisions of this guidance as of January 1, 2016 and, consequently, $5.7 million and $0.5 million of debt issuance costs presented within long term “other assets” in the Company’s consolidated balance sheet as of December 31, 2015 have been reclassified against the long term liability for the Convertible Notes and the Senior Notes, respectively.

In May 2014, the FASB issued Accounting Standards Update (ASU or Update) No. 2014-09, "Revenue from Contracts with Customers". This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. We plan to adopt this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. The Company has substantially completed an analysis of existing contracts with its customers and has assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change.

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

In March 2016,.the FASB issued ASU No 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will adopt this ASU in the first quarter of 2017. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. The magnitude of such impacts will depend upon future movements in our share price as well as the timing of stock award exercises, which are both difficult to estimate. The Company will elect to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $177.4 million as of December 31, 2016. A significant portion of our cash and cash equivalents were invested in corporate debt securities and money market funds. Cash and cash equivalents are held for working capital purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the three month LIBOR of 100 basis points above the current three‑month LIBOR rates would increase our interest expense by

$4.7 million per year. As of December 31, 2016, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

The goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short‑term corporate debt securities. Because of the short‑term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

Foreign Currency Risk

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2016. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 64 of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

(b)Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Depomed, Inc.

We have audited Depomed, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Depomed, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Depomed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Depomed, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Depomed, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 24, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to executive officers, directors and corporate governance matters (i) will be set forth in an amendment to this Form 10-K filed on or before May 1, 2017 or (ii) if applicable, is incorporated by reference to the information set forth under the captions “Executive Officers and Senior Management” and “Election of Directors” in the company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Under Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) and SEC rules, the Company's directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal year 2016, all such SEC filings were filed on time except for the filings made by the Company's directors on December 6, 2016 with respect to grants of awards received by such directors on December 1, 2016.

The Board has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, officers and directors, including its principal executive officer and its principal financial officer, or persons performing similar functions. A copy of the code is available on the Company’s website at: http://www.depomed.com and any amendments to or waivers of the code will posted to such website. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item (i) will be set forth in an amendment to this Form 10-K filed on or before May 1, 2017 or (ii) if applicable, is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item (i) will be set forth in an amendment to this Form 10-K filed on or before May 1, 2017 or (ii) if applicable, is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item (i) will be set forth in an amendment to this Form 10-K filed on or before May 1, 2017 or (ii) if applicable, is incorporated herein by reference to the information set forth under the captions “Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item (i) will be set forth in an amendment to this Form 10-K filed on or before May 1, 2017 or (ii) if applicable, is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.Financial Statements

2.Financial Statement Schedules

Schedule II is included on page 113 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(4)	Amended and Restated Bylaws
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock
3.6	(4)	Certificate of Amendment to Certificate of Determination of Preferences and Rights of Series RP Preferred Stock
3.7	(19)	Certificate of Amendment to Certificate of Determination of Preferences and Rights of Series A Preferred Stock
3.8	(23)	Amendment No. 1 to the Amended and Restated Bylaws
4.1	(16)	Senior Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee
4.2	(16)

First Supplemental Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 9, 2014

4.3	(4)	Rights Agreement dated as of July 12, 2015 between the Company and Continental Stock Transfer & Trust Company
4.4	(24)	First Amendment to Rights Agreement dated April 25, 2016 between the Company and Continental Stock Transfer & Trust Company
10.1	(5)	Offer Letter, dated June 14, 2006, between the Company and Matthew M. Gosling
10.2	(6)	Form of Indemnification Agreement between the Company and its directors and executive officers
10.3	(21)	Second Amended and Restated 2004 Equity Incentive Plan
10.4	(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan
10.5	(14)	2004 Employee Stock Purchase Plan, as amended
10.6	(7)	Offer Letter, dated April 3, 2011, between the Company and James A. Schoeneck
†10.7	(8)	Commercial Manufacturing Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.
†10.8	(8)	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.
10.9	(10)	Offer Letter dated January 13, 2012 between the Company and August J. Moretti
10.10	(11)	Lease dated April 4, 2012 between the Company and BMR‑Pacific Research Center LP
10.11	(12)	Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc.
†10.12	(13)	Asset Purchase Agreement, dated July 29, 2013, among the Company, Archimedes Pharma US Inc., Archimedes Pharma Ltd. and Archimedes Development Ltd.
†10.13	(14)	Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc.
†10.14	(14)	Asset Purchase Agreement, dated December 17, 2013 between the Company and Nautilus Pharmaceuticals, Inc.
10.15	(20)	2014 Omnibus Incentive Plan and Forms of Award Documents
10.16	(22)	Depomed, Inc. Annual Bonus Plan, as adopted on February 12, 2016
10.17	(15)	Non‑employee Director Compensation and Grant Policy
10.18	(22)	Form of Management Continuity Agreement between the Company and its executive officers
10.19	(17)	Offer Letter dated as of July 14, 2014 between the Company and Srinivas G. Rao, M.D., Ph.D.
10.20	(17)	Offer Letter dated as of July 31, 2014 between the Company and Richard Scott Shively
10.21	(16)	Underwriting Agreement dated as of September 3, 2014 between the Company and Morgan Stanley & Co. LLC and RBC Capital Markets, LLC., as representatives of the several underwriters named therein
†10.22	(20)	Asset Purchase Agreement dated January 15, 2015 between the Company and Janssen Pharmaceuticals, Inc.

†10.23	(18)

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

†10.28	(21)	Consent and First Amendment to Note Purchase Agreement dated December 29, 2015 between the Company, Deerfield Private Design Fund III, L.P. and the parties thereto
10.29	(23)	Agreement dated October 17, 2016 among the Company and Starboard Value LP and certain of its affiliates
12.1	(*)	Ratio of Earnings to Fixed Charges
21	(*)	List of Subsidiaries
23.1	(*)	Consent of Independent Registered Public Accounting Firm
24.1	(*)	Power of Attorney (included on signature page hereto)
31.1	(*)	Certification pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(*)	Certification pursuant to Rule 13a‑14(a) under the Securities Exchange Act of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form SB‑2 (File No. 333‑25445)

(2)	Incorporated by reference to the Company’s Form 10‑K filed on March 31, 2003

(3)	Incorporated by reference to the Company’s Form 8‑K filed on May 19, 2015

(4)	Incorporated by reference to the Company’s Form 8‑K filed on July 13, 2015

(5)	Incorporated by reference to the Company’s Form 8‑K filed on June 30, 2006

(6)	Incorporated by reference to the Company’s Form 10‑Q filed on November 9, 2006

(7)	Incorporated by reference to the Company’s Form 10‑Q filed on May 6, 2011

(8)	Incorporated by reference to the Company’s Form 10‑Q filed on November 7, 2011

(9)	Incorporated by reference to the Company’s Form 8‑K filed on January 17, 2012

(10)	Incorporated by reference to the Company’s Form 10‑K filed on March 8, 2012

(11)	Incorporated by reference to the Company’s Form 10‑Q filed on May 8, 2012

(12)	Incorporated by reference to the Company’s Form 10‑Q filed on August 3, 2012

(13)	Incorporated by reference to the Company’s Form 10‑Q filed on November 7, 2013

(14)	Incorporated by reference to the Company’s Form 10‑K filed on March 17, 2014

(15)	Incorporated by reference to the Company’s Form 8‑K filed on May 23, 2014

(16)	Incorporated by reference to the Company’s Form 8‑K filed on September 9, 2014

(17)	Incorporated by reference to the Company’s Form 10‑Q filed on November 6, 2014

(18)	Incorporated by reference to the Company’s Form 10‑Q/A filed on December 18, 2015

(19)	Incorporated by reference to the Company’s Form 8‑K filed on July 29, 2015

(20)	Incorporated by reference to the Company’s Form 10‑K filed on February 26, 2015

(21)	Incorporated by reference to the Company’s Form 10‑K filed on February 26, 2016

(22)	Incorporated by reference to the Company’s Form 10‑Q filed on May 6, 2016

(23)	Incorporated by reference to the Company’s Form 8‑K filed on October 19, 2016

(24)	Incorporated by reference to the Company’s Form 8‑K filed on April 25, 2016

†            Confidential treatment granted

*            Filed herewith

**          Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newark, State of California, on the 24th day of February 2017.

Depomed, Inc.
By	/s/ James A. Schoeneck
James A. Schoeneck
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Schoeneck and August J. Moretti, and each of them acting individually, as his true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ JAMES A. SCHOENECK	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
James A. Schoeneck

/s/ AUGUST J. MORETTI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
August J. Moretti

/s/ PETER D. STAPLE	Chairman of the Board of Directors	February 24, 2017
Peter D. Staple

/s/ KAREN A. DAWES	Director	February 24, 2017
Karen A. Dawes

/s/ JAMES P. FOGARTY	Director	February 24, 2017
James P. Fogarty

/s/ LOUIS J. LAVIGNE JR.	Director	February 24, 2017
Louis J. Lavigne Jr.

/s/ SAMUEL R. SAKS, M.D.	Director	February 24, 2017
Samuel R. Saks, M.D.

/s/ ROBERT G. SAVAGE	Director	February 24, 2017
Robert G. Savage
/s/ JAMES L. TYREE	Director	February 24, 2017
James L. Tyree
/s/ DAVID B. ZENOFF, D.B.A.	Director	February 24, 2017
David B. Zenoff, D.B.A.

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Depomed, Inc.

We have audited the accompanying consolidated balance sheets of Depomed, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Depomed, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Depomed, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City California

February 24, 2017

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$117,709	$101,084
Short-term investments	59,711	108,684
Accounts receivable, net	102,056	71,125
Receivables from collaborative partners	533	562
Inventories	13,033	10,494
Income taxes receivable	—	6,358
Prepaid and other current assets	13,162	10,665
Total current assets	306,204	308,972
Property and equipment, net	15,526	14,794
Intangible assets, net	902,149	1,008,994
Deferred tax assets	—	22,995
Other assets	1,458	1,494
Total Assets	$1,225,337	$1,357,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,855	$12,805
Accrued rebates, returns and discounts	131,536	121,058
Accrued liabilities	59,398	62,931
Income taxes payable	59	—
Contingent consideration liability, current portion	4,578	3,318
Interest payable	15,924	18,672
Other current liabilities	892	848
Total current liabilities	227,242	219,632
Contingent consideration liability, long-term portion	10,247	11,653
Senior Notes	466,051	563,012
Convertible Notes	252,725	237,313
Other long-term liabilities	18,284	10,584
Commitments
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated and zero shares outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, no par value, 200,000,000 shares authorized; 61,966,188 and 60,787,309 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	291,634	264,511
Additional paid-in capital	75,917	78,622
Accumulated deficit	(116,744)	(28,024)
Accumulated other comprehensive loss, net of tax	(19)	(54)
Total shareholders’ equity	250,788	315,055
Total liabilities and shareholders' equity	$1,225,337	$1,357,249

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales, net	$455,066	$341,750	$114,219
Royalties	831	985	1,821
License and other revenue	—	—	31,515
Non-cash PDL royalty revenue	—	—	242,808
Total revenues	455,897	342,735	390,363
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	87,414	67,898	15,146
Research and development expenses	32,631	17,541	7,116
Acquired in-process research and development	—	54,900	—
Selling, general and administrative expenses	204,498	199,352	121,126
Amortization of intangible assets	106,845	83,344	10,161
Non-cash gain on settlement agreement	—	(29,900)	—
Total costs and expenses	431,388	393,135	153,549
Income (loss) from operations	24,509	(50,400)	236,814
Other (expense) income:
Interest and other income	485	599	215
Loss on prepayment of Senior Notes	(5,777)	—	—
Interest expense	(83,719)	(73,436)	(9,275)
Non-cash interest expense on PDL liability	—	—	(14,646)
Total other (expense) income	(89,011)	(72,837)	(23,706)
Net income (loss) before income taxes	(64,502)	(123,237)	213,108
(Provision for) Benefit from income taxes	(24,218)	47,499	(81,346)
Net income (loss)	$(88,720)	$(75,738)	$131,762
Basic net income (loss) per share	$(1.45)	$(1.26)	$2.26
Diluted net income (loss) per share	(1.45)	(1.26)	2.05
Shares used in computing basic net income (loss) per share	61,296,875	60,116,530	58,292,633
Shares used in computing diluted net income (loss) per share	61,296,875	60,116,530	66,307,364

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(88,720)	$(75,738)	$131,762
Unrealized gains (losses) on available-for-sale securities, net of tax	35	(17)	(30)
Comprehensive income (loss)	$(88,685)	$(75,755)	$131,732

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated
			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity
Balances at Dec. 31, 2013	57,369,683	$221,124	$347	$(7)	$(84,048)	$137,416
Issuance of common stock upon exercise of options	1,515,023	8,370	—	—	—	8,370
Issuance of common stock under employee stock purchase plan	177,036	1,536	—	—	—	1,536
Issuance of common stock in conjunction with vesting of restricted stock units	231,686	—	—	—	—	—
Stock-based compensation	—	8,931	—	—	—	8,931
Equity componenet of convertible debt issued, net of tax	—	—	73,272	—	—	73,272
Windfall tax benefit	—	—	3,190	—	—	3,190
Net income (loss)	—	—	—	—	131,762	131,762
Unrealized gain (loss) on available-for-sale securities	—	—	—	(30)	—	(30)
Balances at Dec. 31, 2014	59,293,428	$239,961	$76,809	$(37)	$47,714	$364,447
Issuance of common stock upon exercise of options	1,137,303	7,860	—	—	—	7,860
Issuance of common stock under employee stock purchase plan	164,674	2,462	—	—	—	2,462
Issuance of common stock in conjunction with vesting of restricted stock units	191,904	—	—	—	—	—
Stock-based compensation	—	14,228	—	—	—	14,228
Shares withheld for payment of employee's withholding tax liability	—	—	(2,812)	—	—	(2,812)
Equity component of convertible debt issued, net of tax	—	—	—	—	—	—
Windfall tax benefit	—	—	4,625	—	—	4,625
Net income (loss)	—	—	—	—	(75,738)	(75,738)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(17)	—	(17)
Balances at Dec. 31, 2015	60,787,309	$264,511	$78,622	$(54)	$(28,024)	$315,055
Issuance of common stock upon exercise of options	715,655	6,693				6,693
Issuance of common stock under employee stock purchase plan	201,264	3,258				3,258
Issuance of common stock in conjunction with vesting of restricted stock units	261,960	—				—
Stock-based compensation		17,172				17,172
Shares withheld for payment of employee's withholding tax liability			(3,342)			(3,342)
Windfall tax benefit			637			637
Net income (loss)					(88,720)	(88,720)
Unrealized gain (loss) on available-for-sale securities				35		35
Balances at Dec. 31, 2016	61,966,188	$291,634	$75,917	$(19)	$(116,744)	$250,788

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$(88,720)	$(75,738)	$131,762
Adjustments for non-cash items:
Non-cash interest expense on PDL liability	—	—	14,646
Non-cash PDL royalty revenue	—	—	(242,808)
Depreciation and amortization	109,375	85,737	12,025
Accretion of debt discount and debt issuance costs	17,673	15,629	4,200
Loss on prepayment of Senior Notes	5,777	—	—
Provision for inventory obsolescence	1,179	224	—
Loss on disposal of property and equipment	—	38	19
Stock-based compensation	17,172	14,228	8,930
Change in fair value of contingent consideration and unfavorable contract	(146)	(2,625)	2,791
Deferred income taxes	20,290	(44,166)	87,378
Cash paid for in-process research and development	—	25,000	—
Excess tax benefit from stock-based compensation	(637)	(4,625)	(3,190)
Other	611	358	288
Changes in assets and liabilities:
Accounts receivable	(30,931)	(44,117)	(15,453)
Receivables from collaborative partners	29	508	10,170
Inventories	(3,718)	9,329	1,689
Prepaid and other assets	(2,464)	6,085	(2,190)
Income taxes receivable	6,359	(2,332)	(4,030)
Accounts payable and other accrued liabilities	5,862	59,019	(4,579)
Accrued rebates, returns and discounts	10,478	85,348	17,143
Interest payable	(2,747)	15,992	2,683
Income taxes payable	59	—	(61,875)
Deferred revenue	—	—	(15,516)
Net cash (used in) provided by operating activities	65,501	143,892	(55,917)
Investing Activities
Purchases of property and equipment	(2,860)	(1,715)	(599)
Acquisition of business	—	(1,050,011)	—
Acquisition of in-process research and development		(25,000)	—
Purchases of marketable securities	(68,818)	(116,209)	(73,754)
Maturities of marketable securities	115,207	84,884	27,046
Sales of marketable securities	2,007	—	—
Net cash provided by (used in) investing activities	45,536	(1,108,051)	(47,307)
Financing Activities
Proceeds from issuance of Convertible debt	—	—	345,000
Covertible debt issuance costs	—	—	(10,775)
Proceeds from issuance of Senior Notes	—	562,063	—
Senior Notes issuance costs	—	(511)	—
Repayment of Senior Notes	(100,000)	—	—
Prepayment fees for repayment of Senior Notes	(5,000)	—	—
Proceeds from issuance of common stock	9,951	10,398	9,803
Excess tax benefit from stock-based compensation	637	4,625	3,190
Net cash (used in) provided by financing activities	(94,412)	576,575	347,218
Net increase (decrease) in cash and cash equivalents	16,625	(387,584)	243,994
Cash and cash equivalents at beginning of year	101,084	488,668	244,674
Cash and cash equivalents at end of period	$117,709	$101,084	$488,668
Supplemental Disclosure of Cash Flow Information
Net cash (received) paid for income taxes	$(14,425)	$(4,048)	$58,318
Cash paid for interest	$71,093	$39,511	$—
Non-cash consideration for in-process research and development	$—	$29,900	$—
Capital expenditures incurred but not yet paid	$402	—	—

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

As of December 31, 2016, the Company has one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain.

Basis of Preparation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP and US Securities and Exchange Commission (SEC) regulations for annual reporting.

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

The Company and Depo DR Sub continue to retain certain administrative duties and obligations under the specified license agreements. These include the collection of the royalty and milestone amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing, among other items, the amount of royalty payments received by the Company, reimbursable expenses and set‑offs. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

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

Cash, Cash Equivalents, Short-term Investments and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. All marketable securities with original maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term investments. All marketable securities with original maturities at the date of purchase greater than one year are classified as marketable securities, long term. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents, short-term investments and marketable securities with high quality U.S. government and financial institutions and to date has not experienced material losses on any of its balances. The Company records cash and cash equivalents at amortized cost, which approximates the fair value. All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within shareholders’ equity.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date the Company has not recorded a bad debt allowance since that the majority of its product revenue comes from sales to a limited number of financially sound companies who have historically paid their balances timely. The need for bad debt allowance is evaluated each reporting period based on our assessment of the credit worthiness of our customers or any other potential circumstances that could result in bad debt.

Receivables from collaborative partners represent amounts due from Janssen and Tribute Pharmaceuticals Canada, Inc.

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

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset’s life cycle, and the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements meet certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand‑alone value to the Company’s customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that the Company remains obligated to perform services.

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

•

Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•

Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. Under the terms of the Zipsor asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA® product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. See Note 13 for further information on the acquisition of NUCYNTA ER and NUCYNTA, CAMBIA, Lazanda and Zipsor.

The shelf life of NUCYNTA ER is 24 months to 36 months and the shelf life of NUCYNTA is 36 months from the date of tablet manufacture. The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date. Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

•

Wholesaler and Retail Pharmacy Discounts — The Company offers contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from it. These discounts are either taken off‑invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

•

Prompt Pay Discounts—The Company offers cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

•

Patient Discount Programs—The Company offers patient discount co‑pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

•

Medicaid Rebates—The Company participates in Medicaid rebate programs, which provide assistance to certain low‑income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

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

Total revenues are summarized in the following table (in thousands):–

	2016	2015	2014
Product sales:
NUCYNTA products	$281,261	$189,854	$—
Gralise	88,446	81,054	60,411
CAMBIA	31,273	27,426	21,681
Lazanda	26,547	17,711	6,972
Zipsor	27,539	25,705	25,155
Total product sales	455,066	341,750	114,219
Royalties:
Others	831	985	1,821
Total royalty revenue	831	985	1,821
Non‑cash PDL royalty revenue	$—	$—	$242,808
Total Non‑cash revenue	—	—	242,808
License and Other revenue:
Glumetza	$—	$—	$15,515
Mallinckrodt	—	—	15,000
Other	—	—	1,000
Total license and other revenue:	—	—	31,515
Total revenues	$455,897	$342,735	$390,363

Stock‑Based Compensation

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

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 were $4.1 million, $2.3 million and $1.8 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company’s available‑for‑sale securities are reported separately in shareholders’ equity and included in accumulated other comprehensive loss. Comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 has been reflected in the consolidated statements of comprehensive income (loss).

Income Taxes

The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in the Company’s judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

Segment Information

The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada and Korea.

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in low‑risk debt securities of the U.S. Treasury, U.S. government sponsored agencies and very highly rated banks and corporations. The Company is exposed to credit risk in the event of a default by the institutions holding the cash equivalents and available‑for sale securities to the extent recorded on the consolidated balance sheet.

The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The majority of the Company’s trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 36%, 27% and 25% of product shipments for the year ended December 31, 2016. These three customers individually comprised 39%, 33% and 20%, respectively, of product sales-related accounts receivable as of December 31, 2016. Three wholesale distributors represented 36%, 27% and 24% of product shipments for the year ended December 31, 2015. These three customers individually comprised 38%, 25% and 25%, respectively, of product sales‑related accounts receivable as of December 31, 2015. Three wholesale distributors represented 35%, 27% and 26% of product shipments for the year ended December 31, 2014. These three customers individually comprised 35%, 32% and 33%, respectively, of product sales‑related accounts receivable as of December 31, 2014. Accounts receivable balances related to product sales were $102.1 million and $71.1 million and for the years ended December 31, 2016 and 2015, respectively. The Company relies on a single third‑party contract manufacturer organization in Puerto Rico to manufacture Gralise and one third‑party supplier for the supply of gabapentin, the active pharmaceutical ingredient in Gralise. The Company also relies on single third-party contract suppliers: MiPharm, S.p.A., Accucaps Industries Limited and DPT Lakewood, Inc. for supply of CAMBIA, Zipsor and Lazanda respectively. Janssen Pharmaceuticals is the sole source supplier of NUCYNTA ER and NUCNYTA.

Accounts receivable related to royalties was $0.2 million for the year ended December 31, 2016. Accounts receivable related to royalties was $0.1 million for the year ended December 31, 2015.

To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose, the amount of such adjustment that related to prior periods. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted the provisions of this guidance in the three months ended March 31, 2016, and the adoption of this guidance did not materially affect our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015 17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015 17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard prospectively as of October 1, 2015.

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

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure inventory, other than inventory accounted for under last-in, first-out method or retail inventory method, at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016 on a prospective basis. The Company plans to adopt this guidance on

January 1, 2017. We do not expect the adoption of ASU 2015-11 to materially affect our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs". This guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, but requires retrospective adjustment with early adoption permitted. The Company adopted the provisions of this guidance as of January 1, 2016 and, consequently, $5.7 million and $0.5 million of debt issuance costs presented within long term “other assets” in the Company’s consolidated balance sheet as of December 31, 2015 have been reclassified against the long term liability for the Convertible Notes and the Senior Notes, respectively.

In May 2014, the FASB issued Accounting Standards Update (ASU or Update) No. 2014-09, "Revenue from Contracts with Customers". This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. We plan to adopt this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. The Company has substantially completed an analysis of existing contracts with its customers and has assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change.

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

In March 2016, the FASB issued ASU No 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will adopt this ASU in the first quarter of 2017. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. The magnitude of such impacts will depend upon future movements in our share price as well as the timing of stock award exercises, which are both difficult to estimate. The Company will elect to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

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

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of December 31, 2016 and 2015 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$87,845	$—	$—	$87,845
Money market funds	532	—	—	532
Corporate debt securities and commercial paper	29,334	—	(2)	29,332
Total cash and cash equivalents	$117,711	$—	$(2)	$117,709
Short-term investments
Corporate debt securities and Commercial paper with maturities less than 1 year	$59,728	$—	$(17)	$59,711
Total short-term investments	$59,728	$—	$(17)	$59,711
Total	$177,439	$—	$(19)	$177,420

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$65,600	$—	$—	$65,600
Money market funds	64	—	—	64
Corporate debt securities and commercial paper	35,420	—	—	35,420
Total cash and cash equivalents	$101,084	$—	$—	$101,084
Short-term investments
Corporate debt securities, commercial paper and US Treasury securities with maturities less than 1 year	$108,717	$1	$(34)	$108,684
Total short-term investments	$108,717	$1	$(34)	$108,684
Total	$209,801	$1	$(34)	$209,768

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities.

The Company invests its cash in marketable securities with U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the consolidated statement of operations.

At December 31, 2016, the Company had 25 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$35,935	$(19)	$—	$—	$35,935	$(19)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other‑than‑temporary impairments for these securities at December 31, 2016. Gross realized gains and losses on marketable securities were not material for the years ended December 31, 2016 and 2015.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$532	$—	$—	$532
Commercial paper	—	52,192	—	52,192
Corporate debt securities	—	36,850	—	36,850
US Treasury securities	—	—	—	—
Total	$532	$89,042	$—	$89,574
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,489	$1,489
Contingent consideration—Lazanda	—	—	11,742	11,742
Contingent consideration—CAMBIA	—	—	1,594	1,594
	$—	$—	$14,825	$14,825

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying is recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 and December 31, 2015 (in thousands):

			Changes in
			fair value
		Changes in	recorded in
		fair value	selling,
	Balance at	recorded in	general and		Balance at
	December 31,	interest	administrative	Royalties	December 31,
	2015	expense	expense	paid	2016
Liabilities:
Contingent consideration obligations—Zipsor	$1,504	$141	$(156)	$—	$1,489
Contingent consideration obligations—Lazanda	12,002	2,031	141	(2,432)	11,742
Contingent consideration obligations—CAMBIA	1,465	236	(107)	—	1,594
Total	$14,971	$2,408	$(122)	$(2,432)	$14,825

			Changes in
			fair value
		Changes in	recorded in
		fair value	selling,
	Balance at	recorded in	general and		Balance at
	December 31,	interest	administrative	Royalties	December 31,
	2014	expense	expense	paid	2015
Liabilities:
Contingent consideration obligations—Zipsor	$1,800	$206	$(502)	$—	$1,504
Contingent consideration obligations—Lazanda	11,209	1,621	419	(1,247)	12,002
Contingent consideration obligations—CAMBIA	1,243	211	11	—	1,465
Unfavorable contract assumed	3,343	269	(3,612)	—	—
Total	$17,595	$2,307	$(3,684)	$(1,247)	$14,971

The liability for the unfavorable contract assumed represented an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA acquisition. In September 2015, the Company provided notice of termination to the vendor because the third party failed to achieve these milestones within the stipulated timeline. As a result, the fair value of the liability as of the date of the termination was reduced to zero with the associated change recorded in “selling, general and administrative expense” in the consolidated statement of operations. The reduction of $3.6 million in 2015 in the fair value of the unfavorable contract assumed is a change in accounting estimate which reduced basic and diluted net loss per share by approximately ($0.06) for the year ended December 31, 2015.

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 (the 2021 Notes), is based on a market approach. The estimated fair value was approximately $390.0 million (par value $345.0 million) as of December 31, 2016 and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of December 31, 2016 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2016 and December 31, 2015.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64	$—	$—	$64
Commercial paper	—	56,383	—	56,383
Corporate debt securities	—	44,956	—	44,956
US Treasury securities	—	42,765		42,765
Total	$64	$144,104	$—	$144,168
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,504	$1,504
Contingent consideration—Lazanda	—	—	12,002	12,002
Contingent consideration—CAMBIA	—	—	1,465	1,465
	$—	$—	$14,971	$14,971

NOTE 4. INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Raw materials	$2,362	$2,944
Work-in-process	869	1,211
Finished goods	9,802	6,339
Total	$13,033	$10,494

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2016	2015
Furniture and office equipment	$5,879	$4,919
Machinery and equipment	10,757	8,456
Laboratory equipment	5,129	5,129
Leasehold improvements	6,841	6,840
	28,606	25,344
Less: Accumulated depreciation and amortization	(13,080)	(10,550)
Property and equipment, net	$15,526	$14,794

There was no property and equipment included under capitalized leases as of December 31, 2016 or December 31, 2015. Depreciation expense was $2.5 million, $2.4 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 6. INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2016				December 31, 2015
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Amounts in thousands	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA product rights	9.0	$1,019,978	$(172,288)	$847,690	$1,019,978	$(74,081)	$945,897
CAMBIA product rights	7.0	51,360	(15,619)	35,741	51,360	(10,483)	40,877
Lazanda product rights	5.6	10,480	(3,979)	6,501	10,480	(2,814)	7,666
Zipsor product rights	5.3	27,250	(15,033)	12,217	27,250	(12,696)	14,554
		$1,109,068	$(206,919)	$902,149	$1,109,068	$(100,074)	$1,008,994

In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in the Company's patent litigation against all three filers of Abbreviated New Drug Applications (ANDAs) for the Company’s NUCYNTA franchise. With the court’s ruling, the Company expects market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). In light of this court ruling, the Company reviewed the useful life of the NUCYNTA product rights and extended that from the previous estimate of June 2025 to December 2025. The change in the useful life reduced the amortization charge for 2016 by $1.3 million.

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

Based on finite-lived intangible assets recorded as of December 31, 2016, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2017	$102,939
2018	102,939
2019	102,939
2020	102,939
2021	102,939
Thereafter	387,454
Total	$902,149

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued compensation	$11,730	$13,196
Accrued royalties	21,703	20,555
Other accrued liabilities	25,965	29,180
Total accrued liabilities	$59,398	$62,931

NOTE 8. DEBT

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. The Company incurred debt issuance costs of $0.5 million for 2015.

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of December 31, 2016 was 10.75%.

Pursuant to the repayment terms specified in the Note Purchase Agreement, in April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for 2016.

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

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	143,750
April 2, 2022	43,750
$475,000

The following is a summary of the carrying value of the Senior Notes as of December 31, 2016 (in thousands):

	December 31,	December 31,
	2016	2015
Principal amount of the Senior Notes	$475,000	$575,000
Unamortized debt discount balance	(8,605)	(11,527)
Unamortized debt issuance costs	(344)	(461)
	$466,051	$563,012

The debt discount and debt issuance costs will be amortized as interest expense through April 2022. The following is a summary of interest expense for 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Contractual interest expense	$54,722	$46,874
Amortization of debt discount and debt issuance costs	2,261	1,466
Total interest expense	$56,983	$48,340

Convertible debt

On September 9, 2014, the Company issued $345 million aggregate principal amount of Convertible Senior Notes Due 2021 (the Convertible Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

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

The closing price of our common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended December 31, 2016. As a result, the Convertible Notes are not convertible as of December 31, 2016.

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the recognition of $226 million as the liability component net of a $119 million debt discount with a corresponding net of tax increase to paid-in capital of $73.3 million representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million are included in “Other assets” on the Consolidated Balance Sheets. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

The following is a summary of the liability component of the Convertible Notes as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(87,570)	(101,965)
Unamortized debt issuance costs	(4,705)	(5,722)
	$252,725	$237,313

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Stated coupon interest	$8,625	8,625	2,683
Amortization of debt discount and debt issuance costs	15,412	14,163	4,200
Total interest expense	$24,037	$22,788	$6,883

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for its office and laboratory facilities and it is obligated to make payments under non-cancelable operating leases for automobiles used by its sales force. Future minimum lease payments under our non-cancelable operating leases at December 31, 2016 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017	$4,061
2018	3,100
2019	1,900
2020	1,662
2021	1,675
Thereafter	1,572
Total	$13,970

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company occupied approximately 8,000 additional rentable square feet commencing in July 2015. The Lease will expire on November 30, 2022. However, the Company has the right to renew the lease for one additional five year term, provided that written notice is made to the landlord no later than 12 months prior to the lease expiration. The Company had the one‑time right to terminate the lease in its entirety effective as of November 30, 2017 by delivering written notice to the landlord on or before December 1, 2016, an option we chose not to execute.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight‑line basis from April 2012. The Company will pay approximately $9.5 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.6 million as of December 31, 2016 and $1.7 million as of December 31, 2015. Rent expense relating to the office and laboratory lease agreement was $0.6 million, $0.6 million and $0.7 million for 2016, 2015 and 2014, respectively.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms, for use by the additional sales representatives hired in the three months ended June 30, 2015 in connection with the NUCYNTA acquisition and re-launch. The Company received the additional vehicles in the second half of 2015. The Company will pay approximately $4.4 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars was $3.2 million, $2.2 million and $1.1 million for 2016, 2015 and 2014, respectively.

Legal Matters

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem.  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ’593 Patent), U.S. Patent No. 7,994,364 (the ’364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  ’060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that U.S. Patent No. 8,536,130 (the ’130 Patent) relates to Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA related to the ’364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA related to the ’364 and ’593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the ’364 Patent against Sandoz and the ’364 and ’593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz's agreement not to market a generic version of NUCYNTA products prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA ER, Janssen Pharma filed an additional complaint in the U.S. District Court for the District of New Jersey asserting the ’364, ’593, and ’130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA oral solution product and the ’364 and ’593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the ’364 and ’593 Patents against Watson.

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

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ’130 Patent against Actavis. The ’130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claims that Actavis will infringe or induce infringement of the ’130 Patent if its proposed generic products are approved. In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ’130 Patent.

In February 2016, Actavis, Actavis UT, Roxane and Alkem each stipulated to infringement of the ’593 and ’364 patents.  A two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent was commenced on March 9, 2016.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the Court issued its final decision.  The Court found that the ’593, ’364 patent, and ’130 patents are all valid and enforceable, that Alkem will induce infringement of the ’130 patent, and that Roxane and Actavis will not infringe the ’130 patent.  The Company expects a final judgment to issue shortly, which will include an injunction ordering the effective date of any approval of Actavis, Actavis UT and Roxane’s ANDAs to be no earlier than the expiry of the ’364 patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDAs to be no early than the expiry of the ’130 patent (September 22, 2028).  The period of exclusivity with respect to all four Defendants may in the future be extended with the award of pediatric exclusivity.

On November 3, 2016, Alkem filed an appeal in the United States Court of Appeals for the Federal Circuit appealing the Court’s finding that the ’364 and ’130 patents are not invalid and that Alkem infringes the ’130 patent.  The Company moved to terminate Alkem’s appeal on the grounds that a final judgment had not yet been entered by the

Court, and the Federal Circuit deactivated Alkem’s appeal on December 16, 2016.  The Company expects that the appeal will ultimately be reactivated following the entry of the final judgment. The Company plans a cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 patent.

‘364 Patent Inter Partes Review Petition

On January 15, 2016, Rosellini Scientific, LLC (with nXn Partners, LLC as an additional real party in interest) (Rosellini) filed with the Patent Trial and Appeal Board (PTAB) a petition to request an inter partes review (an IPR) of the ’364 Patent. On April 27, 2016, Grünenthal, the owner of the ’364 Patent, filed its Patent Owner Preliminary Response. An IPR is a proceeding that became available in September 2012 in accordance with the America Invents Act (the AIA). In an IPR, a petitioner may request that the PTAB reconsider the validity of issued patent claims on the basis of prior art in the form of printed publications and other patents. Any patent claim the PTAB determines to be unpatentable is stricken from the challenged patent. Any party may appeal final written decisions of the PTAB to the U.S. Court of Appeals for the Federal Circuit, but the PTAB’s decisions denying institution of an IPR are non-appealable. Accordingly, if the PTAB finds a challenged claim patentable, or declines to institute an IPR as to a challenged claim, the IPR petitioner is estopped from asserting in a patent infringement lawsuit that these claims are invalid on any ground the petitioner raised or reasonably could have raised in the IPR. On July 18, 2016, the PTAB declined to institute the IPR petition filed by Rosellini with respect to the ’364 Patent with respect to all patent claims subject of the petition.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing. The Markham hearing was held on November 2, 2016 and the Company is awaiting a Markman order. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents. On June 28, 2016, the Company filed a reply brief to its motion for leave. The Court has not yet issued a ruling on the Company’s motion for leave to file a second amended Complaint. On June 1, 2016, Purdue filed a motion for leave to amend its invalidity contentions to add allegations of indefiniteness and confirm that certain invalidity defenses remained in the case post-IPR proceedings. On June 21, 2016 the Company filed an opposition to Purdue’s motion for leave and a cross-motion to strike Purdue’s invalidity contentions.  On November 4, 2016, the Court granted Purdue’s motion for leave to amend its invalidity contentions, and denied the Company’s cross-motion to strike. On October 28, 2016, Purdue moved for leave to amend its answer to add a counterclaim of unenforceability and affirmative defenses of inequitable conduct and unclean hands. On November 7, 2016, Depomed filed its opposition to Purdue’s motion for leave to amend its Answer.  On November 14, 2016, Purdue filed a reply to its motion for leave to amend its Answer. The Court has not yet issued a ruling on Purdue’s motion for leave to amend its Answer. Fact discovery has closed, expert discovery is ongoing, after which dispositive motions may be filed and a final pretrial conference will be held. No trial date has been set by the Court, though the Company expects a trial may be scheduled in the second half of 2017.

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

General

The Company cannot reasonably predict the outcome of the legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings or the amount of any gain in the event we prevail in litigation involving a claim for damages. As such the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

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

NOTE 11. STOCK‑BASED COMPENSATION

The Company uses the Black‑Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock‑based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as assumptions, which include the Company’s expected term of the award, the expected stock price volatility, risk‑free interest rate and expected dividends over the expected term of the award. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk‑free interest rate on U.S. Treasury zero‑coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Employee and Director Stock Options
Risk-free interest rate	0.90 - 1.78%	1.04 - 1.59%	1.26 - 1.51%
Dividend yield	None	None	None
Expected option term (in years)	4.23 - 4.31	4.30 - 4.31	4.33 - 4.41
Expected stock price volatility	48.39 - 50.96%	44.78 - 50.45%	42.6 - 49.0%

The Company used the following assumptions to calculate the fair value of stock purchase rights granted under the ESPP for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Employee Stock Purchase Plan
Risk-free interest rate	0.49 - 0.60%	0.07 - 0.41%	0.06 - 0.08%
Dividend yield	None	None	None
Expected option term (in years)	0.5	0.5	0.5
Expected stock price volatility	48.1 - 67.5%	42.7 - 58.2%	44.8 - 61.4%

The following table presents stock‑based compensation expense recognized for stock options, restricted stock units and the ESPP in the Company’s Statements of Operations (in thousands):

	2016	2015	2014
Cost of sales	$43	$21	$14
Research and development expense	496	277	258
Selling, general and administrative expense	16,633	13,930	8,658
Total	$17,172	$14,228	$8,930

The weighted‑average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $6.81, $7.44 and $4.83, respectively. The weighted‑average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2016, 2015 and 2014 was $6.09, $6.69 and $4.05, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $6.6 million, $18.5 million and $12.1 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $7.8 million and $6.2 million, respectively. At December 31, 2016, the Company had $21.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.4 years. Cash received from stock option exercises was $6.7 million, $7.9 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. There is no stock‑based compensation recorded within inventory in any of the years presented. The recognized tax benefits on total stock-based compensation expense during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $4.6 million and $3.2 million, respectively.

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 14,450,000 shares and there were no more shares available for future issuance at December 31, 2016.

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

The following tables summarize the activity for the year ended December 31, 2016 under the 2004 Plan:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2015	4,698,798	$8.05
Options granted	—	—
Options exercised	(536,436)	7.58
Options forfeited	(88,681)	10.10
Options expired	(6,834)	7.23
Options outstanding at December 31, 2016	4,066,847	$8.07
Options vested and expected to vest at December 31, 2016	4,046,646	$8.04
Options exercisable at December 31, 2016	3,662,060	$7.65

	Weighted-
	Average
	Remaining	Aggregate
	Contractual	Intrinsic Value
	Term (Years)	(in thousands)
Options outstanding at December 31, 2016	5.38	$40,476
Options vested and expected to vest at December 31, 2016	5.37	$40,366
Options exercisable at December 31, 2016	5.21	$37,977

Restricted stock units generally vest over four years, with 25% of each award vesting annually.

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Number of	Fair Value	Contractual Term
	Shares	Per Share	(In years)
Non-vested restricted stock units at December 31, 2015	269,114	$10.90
Granted	—	—
Vested	(165,524)	9.94
Forfeited	(16,292)	11.01
Non-vested restricted stock units at December 31, 2016	87,298	$12.69	0.92

The total fair value of restricted stock vested during 2016 was $1.6 million.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014. The 2014 Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. The number of shares authorized under the 2014 Plan is 8,550,000 shares, of which 3,078,672 were available for future issuance at December 31, 2016.

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

The following table summarize the activity for the year ended December 31, 2016 under the 2014 Plan:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2015	2,522,225	$17.59
Options granted	2,139,939	16.98
Options exercised	(175,427)	14.98
Options forfeited	(462,989)	16.06
Options expired	(21,280)	18.43
Options outstanding at December 31, 2016	4,002,468	$17.56
Options vested and expected to vest at December 31, 2016	3,439,346	$17.51
Options exercisable at December 31, 2016	1,306,524	$17.27

	Weighted-
	Average
	Remaining	Aggregate
	Contractual	Intrinsic Value
	Term (Years)	(in thousands)
Options outstanding at December 31, 2016	8.33	$5,414
Options vested and expected to vest at December 31, 2016	8.25	$4,706
Options exercisable at December 31, 2016	7.63	$1,914

Restricted stock units generally vest over four years, with 25% of each award vesting annually.

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Number of	Fair Value	Contractual Term
	Shares	Per Share	(In years)

Non-vested restricted stock units at December 31, 2015	411,115	$18.43
Granted	520,325	$16.20
Vested	(281,110)	17.62
Forfeited	(80,839)	16.90
Non-vested restricted stock units at December 31, 2016	569,491	$17.01	1.6

The total fair value of restricted stock vested during 2016 was $5.0 million.

NOTE 12. SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2016 was 3,000,000, of which 670,618 shares were available for future issuance.

In 2016, the Company sold 201,264 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $16.19 with proceeds of approximately $3.3 million. In 2015, the Company sold 164,674 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $14.95 with proceeds of approximately $2.5 million.

Option Exercises

Employees exercised options to purchase 711,863 shares of the Company’s common stock with net proceeds to the Company of approximately $6.7 million during 2016. Employees exercised options to purchase 1,141,345 shares of the Company’s common stock with net proceeds to the Company of approximately $7.9 million during 2015.

NOTE 13. NET INCOME (LOSS) PER SHARE

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

(in thousands, except for per share amounts)	2016	2015	2014
Basic net income (loss) per share
Net income (loss)	$(88,720)	$(75,738)	$131,762
Denominator	61,297	60,117	58,293
Basic net income (loss) per share	$(1.45)	$(1.26)	$2.26
Diluted net income (loss) per share
Numerator:
Net income (loss)	$(88,720)	$(75,738)	$131,762
Add interest expense on convertible debt, net of tax	—	—	4,256
	$(88,720)	$(75,738)	$136,018
Denominator:
Denominator for basic net income (loss) per share	61,297	60,117	58,293
Add effect of dilutive securities:
Stock options and equivalents	—	—	2,463
Convertible debt	—	—	5,551
Denominator for diluted net income (loss) per share:	61,297	60,117	66,307
Diluted net income (loss) per share:	$(1.45)	$(1.26)	$2.05

The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive:

(in thousands)	2016	2015	2014
Convertible debt	17,931	17,931	—
Stock options and equivalents	3,371	1,490	1,578
Total potentially dilutive common shares	21,302	19,421	1,578	—

NOTE 14. ACQUISITIONS

The Company’s strategy is to continue to identify, license or acquire and develop and commercialize new products that offer enhanced therapeutic options to patient populations that may be underserved by existing therapies. Each of the acquisitions discussed below was completed in furtherance of that strategy.

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. Cebranopadol is a novel, first-in-class analgesic in development initially for the treatment of chronic lower back pain and potentially for moderate to severe chronic nociceptive and neuropathic pain.

Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company’s patents by Endo's OPANA® ER product (the Settlement).  As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company’s ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company’s Acuform® drug delivery patents with specific drug substances as well as $25 million in cash. The Company will also pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval milestone payments.

The cebranopadol acquisition was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. Accordingly, the total purchase consideration of $54.9 million was expensed to research and development expenses. The total expense of $54.9 million consists of $25 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one-time accounting adjustment to recognize the total non-cash fair value of each of the elements of the Settlement reached with Endo. The $29.9 million was recorded as income within “Non-cash gain on settlement agreement” and as an additional expense within “acquired in-process research and development” in the accompanying consolidated statements of operations. Significant judgments were used in determining the estimated fair values assigned to the elements of the Settlement, such as but not limited to, the probability of the Company succeeding in its litigation against Endo had the litigation not been resolved, estimates of royalty rates and any damages that may have been awarded by the court, the timing of such an award and estimates of appropriate discount rates used to present value these expected future net cash flows. An actual judgment awarded by the court may have differed materially from the amounts recorded.

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

The rebates payable by Janssen Pharma represent a reduction to the total purchase consideration. The fair value of the rebates payable by Janssen Pharma was determined based on estimates that take into consideration the terms of agreements with customers, historical rebates taken, and the estimated amount of time it takes the product to flow through the distribution channel. The actual amount of rebates paid by Janssen Pharma, determined in the fourth quarter of 2015, was approximately $0.5 million lower than the Company’s estimate of $10.5 million recorded as of the acquisition date. Consequently, the total purchase consideration and the fair value of the NUCYNTA U.S. Product Rights was increased by $0.5 million.

Under the acquisition method of accounting, we have recognized net tangible and intangible assets acquired based upon their respective estimated fair values as of the acquisition date. The table below shows the fair values assigned to the assets acquired:

(Amounts in thousands)
NUCYNTA U.S. Product Rights	$1,019,978
Inventories	11,590
Manufacturing Equipment	8,455
$1,040,023

The fair value of inventories acquired included a step-up in the value of NUCYNTA inventories of $5.9 million that was fully amortized to cost of sales in 2015 as the acquired inventories were sold. The Company incurred non-recurring transaction costs of $12.3 million in 2015 with respect to the NUCYNTA Acquisition which have been recorded in “Selling, general and administrative expense” within the Company’s Consolidated Statement of Operations.

NUCYNTA U.S. Product Rights

The valuation of the NUCYNTA U.S. Product Rights was based on management’s estimates, information and reasonable and supportable assumptions. This estimated fair value was determined using the income approach under the discounted cash flow method. Significant assumptions used in valuing the NUCYNTA U.S. Product Rights included revenue projections based on assumptions relating to pricing and reimbursement rates, market size and market penetration rates, general and administrative expenses, sales and marketing expenses, research and development expenses for clinical and regulatory support and developing an appropriate discount rate. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The NUCYNTA U.S. Product Rights intangible asset is amortized using the straight-line method over an estimated useful life of approximately ten years. The estimated useful life was determined based on the period of time over which the NUCYNTA U.S. Product Rights are expected to contribute to the Company’s future cash flows.

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis 2014, assuming that the NUCYNTA Acquisition had closed on January 1, 2014. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of acquired NUCYNTA intellectual property and interest expense, debt discount and deferred financing costs associated with the Senior Notes issued in connection with the acquisition. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Year Ended
	December 31,
Amounts in thousands	2015	2014
Pro forma revenues	$387,693	$561,481
Proforma net (loss) income	$(88,964)	$62,581
Pro forma net income per share- basic	$(1.48)	$1.07
Pro forma net income per share- diluted	$(1.48)	$1.01
Basic shares	60,116,530	58,292,633
Diluted shares	60,116,530	66,307,364

NUCYNTA net revenues recognized for the period from the acquisition in April 2015 to December 31, 2015 were $189.8 million. It is impracticable to disclose the earnings from NUCYNTA over that period as the Company does not allocate corporate overhead expenses to its products.

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

In addition to the initial payment, the Company agreed to pay one‑time, contingent cash payments upon the achievement of certain CAMBIA net sales milestones. Up to $5.0 million in sales milestones are payable to Nautilus, and up to $10.0 million in sales milestones are payable to third parties pursuant to contracts assigned to the Company. The net sales thresholds triggering such milestone payments to Nautilus range up to $100 million in calendar year net sales. The Company also assumed certain third party royalty obligations totaling not more than 11% of CAMBIA net sales.

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

The contingent consideration was recognized and measured at fair value as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from CAMBIA revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re‑measure the contingent consideration obligation to estimated fair value.

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset—CAMBIA product rights	$51,360
Inventories	3,837
Other assets	409
Sales reserve liabilities	(1,847)
Unfavorable contract assumed	(3,540)
Bargain purchase	(484)
$49,735

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying consolidated balance sheet and are being amortized over the estimated useful life of the assets on a ratable basis through December 2023 as no other method could be reliably estimated. The Company incurred an aggregate of $0.1 million in acquisition‑related costs during 2013. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

The liability for the unfavorable contract assumed represented an obligation for the Company to make certain payments to a vendor upon the achievement of certain milestones by such vendor. This contract was entered into by Nautilus Neurosciences, Inc. (Nautilus) as part of a legal settlement unrelated to the CAMBIA acquisition. In September 2015, the Company provided notice of termination to the vendor because the third party failed to achieve these milestones within the stipulated timeline. As a result, the fair value of the liability as of the date of the termination was reduced to zero with the associated change recorded in “selling, general and administrative expense” in the consolidated statement of operations.

The fair value of inventories acquired included a step‑up in the value of CAMBIA inventories of $3.7 million that was amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of CAMBIA® inventories was $3.5 million and $0.2 million in 2014 and 2013, respectively.  The bargain purchase amount was recorded within interest and other income during 2013.

The Lazanda Acquisition

On July 29, 2013, the Company entered into an Asset Purchase Agreement (Lazanda Asset Purchase Agreement) with each of Archimedes Pharma US Inc., a Delaware corporation, Archimedes Pharma Ltd., a corporation registered under the laws of England and Wales, and Archimedes Development Ltd., a company registered under the laws of England and Wales (collectively, Archimedes), pursuant to which the Company acquired all of the U.S. and Canadian rights to Archimedes' product Lazanda (fentanyl) nasal spray and related inventory for an initial payment of $4.0 million in cash. The Company also assumed certain liabilities related to Lazanda.

Pursuant to the Lazanda Asset Purchase Agreement, $1.0 million of the Initial Payment will be held in escrow for 18 months and applied towards the indemnification obligations of Archimedes as set forth in the Lazanda Asset Purchase Agreement.

In addition to the initial payment, the Company will also pay royalties on its net sales of Lazanda. In 2013 and 2014, the Company will not pay royalties to Archimedes, and third party royalties assumed by the Company in connection with the acquisition will be less than 5% of the Company’s net sales of Lazanda. Thereafter, the Company will pay royalties to Archimedes and third parties totaling 13% to 15% of the Company’s net sales of Lazanda. In addition to the initial payment and royalties, the Company will pay to Archimedes the following one‑time, cash contingent payments upon the achievement by the Company’s net sales of Lazanda equal to or in excess of the following net sales milestones: (i) $1.0 million at the end of the first calendar year in which net sales of Lazanda are $20.0 million; (ii) $2.5 million at the end of the first calendar year in which net sales of Lazanda are $45.0 million; (iii) $5.0 million at the end of the first calendar year in which net sales of Lazanda are $75.0 million; and (iv) $7.5 million at the end of the first calendar year in which net sales of Lazanda are $100.0 million.

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

The contingent consideration was recognized and measured at fair value as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from Lazanda revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The contingent consideration also includes royalties payable to Archimedes based on net sales where increase in the royalty rate is tied to a reduction in cost of goods sold. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re‑measure the contingent consideration obligation to estimated fair value.

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset—Lazanda product rights	$10,450
Inventories	1,334
Property, plant and equipment	356
Other assets	116
Current liabilities	(283)
Goodwill	31
$12,004

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through August 2022. The Company incurred an aggregate of $0.1 million in acquisition‑related costs in 2013. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

The fair value of inventories acquired included a step‑up in the value of Lazanda inventories of $0.6 million which was amortized to cost of sales as the acquired inventories were sold. The cost of sales related to the step-up value of Lazanda inventories was $0.2 million, $0.3 million and $0.1 million in 2015, 2014 and 2013, respectively.

The Zipsor Acquisition

On June 21, 2012, the Company entered into an Asset Purchase Agreement (Zipsor Asset Purchase Agreement) with Xanodyne Pharmaceuticals, Inc. (Xanodyne), pursuant to which the Company acquired Xanodyne’s product Zipsor and related inventory for $26.4 million in cash, and assumed certain product related liabilities relating to Zipsor. In addition, the Company will make a one-time contingent payment to Xanodyne of $2.0 million in cash at the end of the first calendar year in which the Company's net sales of Zipsor products exceed $30.0 million and an additional, one-time contingent payment to Xanodyne of $3.0 million in cash at the end of the first year in which the Company’s net sales of Zipsor products exceed $60.0 million.

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

The contingent consideration was recognized and measured at fair value as of the acquisition date and is included within other long‑term liabilities in the accompanying balance sheet. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from Zipsor revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re‑measure the contingent consideration obligation to estimated fair value.

The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible asset—Zipsor product rights	$27,100
Inventories	2,428
Other assets	100
Property, plant and equipment	43
Current liabilities	(1,840)
Bargain purchase	(92)
$27,739

The Zipsor product rights of $27.1 million have been recorded as intangible assets on the accompanying balance sheet and are being amortized over the estimated useful life of the asset on a ratable basis through July 2019. The fair value of inventories acquired included a step-up in the value of Zipsor inventories of $1.9 million which was amortized to cost of sales as the acquired inventories were sold.

NOTE 15. INCOME TAXES

The (benefit from) income taxes consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$1,087	$(1,679)	$(2,853)
State	140	160	11
	1,227	(1,519)	(2,842)
Deferred:
Federal	$16,291	$(39,459)	$80,293
State	6,700	(6,521)	3,895
	22,991	(45,980)	84,188
Total (benefit) provision for income taxes	$24,218	$(47,499)	$81,346

A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	2016	2015	2014
Tax at federal statutory rate	$(22,580)	$(43,133)	$74,588
State tax, net of federal benefit	(748)	(2,615)	3,903
Research credit	(902)	(438)	—
Stock based compensation	1,435	848	366
Non-deductible meals and entertainment	955	729	440
Non-deductible other expense	1,426	846	2,049
Change in valuation allowance	44,632	(3,736)	—
Total	$24,218	$(47,499)	$81,346

During 2016, the Company provided for income tax expense of approximately $24.2 million principally due to the recording of a full valuation allowance against our deferred tax assets.

During 2015, the Company recognized an income tax benfit of approximately $47.5 million.

During 2014, the Company provided for income tax expense of approximately $81.3 million which primarily related to the recognition for financial statement purposes the deferred revenue related to the 2013 PDL transaction.

In December 2015, the enactment of the Protecting Americans from Tax Hikes (PATH) Act of 2015 made the federal R&D credit permanent under section 41. As a result, an income tax benefit has been recorded for the year ended December 31, 2015 and December 31, 2016.

As of December 31, 2016, the Company had net operating loss carry forwards for federal income tax purposes of approximately $11.8 million, which begin to expire in 2020. Net operating loss carryforwards for state income tax purposes were approximately $138.6 million, which begin to expire in 2017. The Company had federal and California state research and development credit carryforwards of $1.3 million and $2.2 million, respectively. The federal research and development credit will begin to expire in 2035 and the California state research and development credit has no expiration.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net Operating Losses	6,810	$6,414
Tax Credit Carryforwards	1,452	753
In-Process Research & Development	180	253
Intangibles	46,184	34,802
Stock-based compensation	4,992	3,312
Reserves and other accruals not currently deductible	17,294	15,016
Total deferred tax assets	76,912	60,550
Valuation allowance for deferred tax assets	(45,206)	(574)
	31,706	59,976
Deferred tax liabilities
Convertible Debt	(31,706)	(36,985)
Net deferred tax asset (liability)	$-	$22,991

In 2016, the Company recorded a valuation allowance of $44.6 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2016 because realization of the future benefits is uncertain. The Company reviewed both, positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative loses in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis, and assess whether an additional reserve or a release of the valuation allowance is required in future period.

The valuation allowance increased by $44.6 million, decreased by $3.7 million, and increased by $1.6 million during the years ended December 31, 2016, 2015 and 2014 respectively.

At December 31, 2016, the portion of the federal and state net operating loss carryforwards related to stock option deductions is approximately $11.8 million for federal and $20.8 million for state, which is not included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718‑740‑25‑10, the tax effect of the stock option benefit of approximately $5.2 million will be recorded to equity when they reduce cash taxes payable in the future.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2015 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating loss carryovers, substantially all of the Company’s tax years remain open to examination.

Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense by the Company. At December 31, 2016, the Company had approximately $1.0 million of accrued interest and penalties associated with any unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits for the three years ended December 31, 2016 (in thousands):

Unrecognized tax benefits—January 1, 2014	$3,879
Gross increases—current year tax positions	27
Gross increases—prior year tax positions	1,273
Unrecognized tax benefits—December 31, 2014	5,179
Gross increases—current year tax positions	454
Gross increases—prior year tax positions	53
Unrecognized tax benefits—December 31, 2015	$5,686
Gross increases—current year tax positions	240
Gross increases—prior year tax positions	8,761
Unrecognized tax benefits— December 31, 2016	$14,687

The total amount of unrecognized tax benefit that would affect the effective tax rate is approximately $12.2 million as of December 31, 2016 and $5.7 million as of December 31, 2015.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data for each of the eight quarters beginning with the quarter ended March 31, 2015 through the quarter ended December 31, 2016 (in thousands). This quarterly financial data is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2016 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Product sales	$104,571	$116,517	$110,303	$123,675
Total revenues	104,780	116,682	110,524	123,911
Gross margin on product sales	81,022	95,552	90,060	101,018
Income (loss) from operations	(4,314)	9,661	1,258	17,904
Net income (loss)	(20,917)	(10,541)	(12,894)	(44,368)
Basic net income (loss) per share	$(0.34)	$(0.17)	$(0.21)	$(0.72)
Diluted net income (loss) per share	$(0.34)	$(0.17)	$(0.21)	$(0.72)

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Product sales	$31,670	$94,295	$104,726	$111,059
Total revenues	32,203	94,504	104,856	111,172
Gross margin on product sales	28,558	71,430	83,812	90,052
Income (loss) from operations	(9,849)	(17,214)	3,235	(26,572)
Net income (loss)	(11,633)	(21,653)	(11,785)	(30,667)
Basic net income (loss) per share	$(0.20)	$(0.36)	$(0.20)	$(0.51)
Diluted net income (loss) per share	$(0.20)	$(0.36)	$(0.20)	$(0.51)

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged as a	Change in		Balance at
	Beginning of	Reduction to	Deferred		End of
Description	Year	Revenue	Revenue	Deductions(1)	Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2016	$122,517	$339,094	$—	$(327,964)	$133,647
Year ended December 31, 2015	$36,277	$217,336	$—	$(131,096)	$122,517
Year ended December 31, 2014	$19,730	$73,898	$—	$(57,351)	$36,277

		Additions
	Balance at	Additions			Balance at
	Beginning of	charged to costs	Other		End of
	Year	and expenses	Additions	Deductions	Year
Deferred tax asset valuation allowance:
Year ended December 31, 2016(4)	$573	$44,633	$—	$—	$45,206
Year ended December 31, 2015(3)	$4,310	$—	$—	$(3,737)	$573
Year ended December 31, 2014(2)	$2,670	$1,640	$—	$—	$4,310

(1)	Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

(2)	The Company recorded a valuation allowance of $1.6 million during 2014.

(3)	The Company reversed a valuation allowance of $3.7 million during 2015.

(4)	The Company recorded a valuation allowance of $44.6 million during 2016.