Form 10-K/A
period 2016-12-31
DEPOMED INC
filed 2017-04-28
CIK 1005201

UNITED STATES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 14, 2017 was 62,290,166.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Depomed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2016.  At this time, we are filing this Amendment to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

DEPOMED, INC.

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Bylaws of the Company provide for a Board consisting of between five and nine directors. The number of directors currently authorized by resolution of the Board is nine.

The present term of each of the directors continues until the next annual meeting of shareholders (“Annual Meeting”) and until his or her successor has been elected and qualified.

The Company’s Articles of Incorporation and Bylaws contain provisions eliminating or limiting the personal liability of directors for monetary damages due to violations of a director’s fiduciary duty, to the extent permitted by the California General Corporation Law.

The name of and certain other information regarding each director is set forth in the table below. James P. Fogarty, Robert G. Savage and James L. Tyree have been appointed to the Board pursuant to an Agreement dated October 17, 2016 (the “Agreement”) with Starboard Value LP and certain of its affiliates (“Starboard”). Pursuant to the Agreement, the Company (i) increased the size of the Company’s Board by three directors to nine directors and (ii) appointed Messrs. Fogarty, Savage and Tyree to fill the newly created vacancies. Pursuant to the Agreement, Starboard also agreed to certain standstill commitments as previously disclosed in the Company’s Form 8-K filed with the SEC on October 19, 2016. Gavin T. Molinelli and William T. McKee have been appointed to the Board pursuant to a Cooperation and Support Agreement (“Cooperation Agreement”) dated March 28, 2017 with Starboard. Pursuant to the Cooperation Agreement, Starboard also agreed to certain standstill commitments as previously disclosed in the Company’s Form 8-K filed with the SEC on March 29, 2017.

Name of Nominee	Age	Principal Occupation	Director Since
James P. Fogarty	48	Chairman, of the Board of Directors	2016
Karen A. Dawes[1]	64	President, Knowledgeable Decisions, LLC	2008
Arthur J. Higgins	61	President and Chief Executive Officer, Depomed, Inc.	2017
Louis J. Lavigne, Jr.[1,3]	68	Managing Director Lavrite, LLC	2013
William T. McKee[2,3]	55	Chief Executive Officer, MBJC Associates, LLC	2017
Gavin T. Molinelli[2,3]	33	Partner, Starboard Value, LP	2017
Robert G. Savage[2,3]	63	President and Chief Executive Officer Strategic Imagery, LLC	2016
Peter D. Staple[1,2]	65	Chief Executive Officer, Corium International, Inc.	2003
James L. Tyree[1]	64	Managing Partner, Tyree & D’Angelo Partners	2016

(1)                       Current member of the Audit Committee

(2)                       Current member of the Compensation Committee

(3)                       Current member of the Nominating and Corporate Governance Committee

James P. Fogarty  has served as a director of the Company since October 2016 and as Chairman of the Board since March 2017.  From November 2011 to July 2015 Mr. Fogarty served as Chief Executive Officer and a director of Orchard Brands.  From 2009 until November 2010, Mr. Fogarty was President, Chief Executive Officer and Director of Charming Shoppes Inc.  Prior to that he was Managing Director of Alvarez & Marsal, an independent global professional services firm, and from August 1994 served as President and Chief Operating Officer of Lehman Brothers Holdings subsequent to its Chapter 11 bankruptcy filing in April 2009. Prior to that he was President and CEO of American Italian Pasta Company, Chief Financial Officer of Levi Strauss & Co. and served as Senior Vice President and Chief Financial Officer of the Warnaco Group.  Mr. Fogarty currently serves as a director of Darden Restaurants.  From 2011 through 2014 Mr. Fogarty served as a director of Regis Corporation. The Board considered Mr. Fogarty’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board:  Corporate management; Strategic Transactions; Business Planning; and Board and Board committee experience.  Mr. Fogarty received a B.A. in Economics and Computer Science from Williams College and a M.B.A. in Finance and Accounting from the Leonard Stern School of Business at New York University.

Karen A. Dawes has served as a director of the Company since April 2008.  Since 2003, Ms. Dawes has served as President of Knowledgeable Decisions, LLC, a pharmaceutical consulting firm she founded. Between 1999 and 2003, Ms. Dawes served as Senior Vice President and U.S. Business Group Head for Bayer Corporation’s U.S. Pharmaceuticals Group. Prior to joining Bayer, she served as Senior Vice President, Global Strategic Marketing for Wyeth, formerly known as American Home Products, where she held responsibility for worldwide strategic marketing. She also served as Vice President, Commercial Operations for Genetics Institute, Inc., which was acquired by Wyeth in 1997. Ms. Dawes began her pharmaceutical industry career at Pfizer, Inc. where, from 1984 to 1994, she held a number of positions in Marketing, serving most recently as Vice President, Marketing of the Pratt Division.  The Board considered Ms. Dawes’ experience and expertise within the following areas relevant to the Company and its business in concluding that she should serve on the Board:  Marketing; Commercial Operations; Product Development; Commercial Strategy; Business Planning; Pharmaceutical Product Launch; Board Chair experience; and Compensation Committee experience.  Ms. Dawes currently serves as a director of Repligen Corporation, a publicly-held bioprocess company, and several private companies.  Ms. Dawes holds a M.B.A. from Harvard University and a B.A. and a M.A. from Simmons College.

Arthur J. Higgins has served as President and Chief Executive Officer since March 2017. Since 2010, he has served as a Senior Advisor to Blackstone Healthcare Partners, the dedicated healthcare team of The Blackstone Group, where he focused on product-based healthcare acquisitions. Prior to joining The Blackstone Group in 2010, Mr. Higgins served as Chair of the Board Management of Bayer HealthCare AG., a developer and manufacturer of human and animal health care products, and Chairman of the Bayer HealthCare Executive Committee.  Prior to joining Bayer HealthCare in 2004, Mr. Higgins served as Chairman, President and Chief Executive Officer of Enzon Pharmaceuticals, from 2001 to 2004.  Prior to joining Enzon, Mr. Higgins spent 14 years at Abbott Laboratories, most recently as President of the Pharmaceutical Products Division from 1998 to 2001.  He is a past member of the Board of Directors of the Pharmaceutical Research Manufacturerers of America (PhRMA), of the Council of the International Federation of Pharmaceutical Manufacturers and Association (IFPMA) and President of the European Federation of Pharmaceutical Industries and Associations (EFPIA).  The Board considered Mr. Higgins’ experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board:  Corporate Management; Commercial Strategy; Corporate Strategy; Corporate Leadership; and Board experience. Mr. Higgins is a Director of Ecolab, Inc. and Zimmer Holdings, Inc. Mr. Higgins holds a B.S. in biochemistry from Strathclyde University, Scotland.

Louis J. Lavigne, Jr. has served as a director of the Company since July 2013.  Since 2005, Mr. Lavigne has served as Managing Director of Lavrite, LLC, a management consulting firm specializing in the areas of corporate finance, accounting, growth strategy and management.  Prior to founding Lavrite, Mr. Lavigne served as Executive Vice President and Chief Financial Officer of Genentech, Inc., from March 1997 through his retirement in March 2005.  The Board considered Mr. Lavigne’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board: Corporate Finance; Commercial Strategy; Commercial Operations; Strategic Transactions; Business Planning; and Board experience.  Mr. Lavigne serves on the boards of Accuray Incorporated, a publicly-held radiation oncology company, NovoCure Limited, a publicly-held oncology company, and Zynga, Inc., a publicly-held social games company.  Mr. Lavigne also serves on the boards of DocuSign, Inc., a privately-held digital transaction management company, Rodan + Fields, LLC, a privately held skincare company, and Puppet Inc., a privately-held technology automation software company. Mr. Lavigne previously served on the boards of Allergan, Inc., Arena Pharmaceuticals, Inc., BMC Software, Inc. Equinix, Inc., Kyphon, Inc., SafeNet, Inc. and Xenova, PLC.  Mr. Lavigne is the managing member of Spring Development Group, LLC, a strategic investor in companies with unique growth opportunities. Mr. Lavigne is a board member and (former Chairman) of the UCSF Benioff Children’s Hospitals.  Mr. Lavigne is also a member of the West Coast Audit Committee Network and the faculty of the GLG Institute.  Mr. Lavigne holds a B.A. from Babson College and a M.B.A. from Temple University.

William T. McKee has served as a director of the Company since March 2017.  He currently serves as Chief Executive Officer of MBJC Associates, LLC a business consulting firm.  Mr. McKee served as Chief Operating Officer and Chief Financial Officer for EKR Therapeutics, Inc, from July 2010 until June 2012 when EKR was sold to Cornerstone Therapeutics Inc.  Until March 2010, Mr. McKee served as the executive Vice President, Chief Financial Officer and Treasurer of Barr Pharmaceuticals, Inc., a subsidiary of Teva Pharmaceutical Industries Limited, and the successor entity to Barr Pharmaceuticals, Inc, which was acquired by Teva in December 2008.  Mr. McKee was also Executive Vice President and Chief Financial Officer of Barr prior to its acquisition by Teva, after having served in positions of increasing responsibility at Barr from 1995 until its acquisition.  Prior to joining Barr, Mr. McKee served as a Director of International Operations and Vice President Finance at Absolute Entertainment, Inc. from June 1993 until December 1994.  From 1990 until June 1993, Mr. McKee worked at Gramkow & Carnevale, CPA’s, and from 1983 until 1990, he worked at Deloitte & Touche.  The Board considered Mr. McKee’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board: Corporate Management; Corporate Operations; Corporate Strategy; and Board and Board committee experience. Mr. McKee currently serves as a director of Cerulean Pharma Inc. and Agile Therapeutics, Inc. Mr. McKee holds a B.S.in Business Administration from the University of Notre Dame.

Gavin T. Molinelli has served as a director of the Company since March 2017.  Mr. Molinelli is a Partner of Starboard Value L.P. Prior to Starboard’s formation in 2011, as part of the spin-off, Mr. Molinelli was a director and an Investment Analyst at Ramius LLC for the funds that comprised the Value and Opportunity investment platform.  Prior to joining Ramius in October 2006, Mr. Molinelli was an analyst in the Technology Investment Banking group at Banc of America Securities LLC.  The Board considered Mr. Molinelli’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board: Corporate Finance; Corporate Governance; Corporate Management and Board and Board committee experience.  Mr. Molinelli holds a B.A. in Economics from Washington and Lee University.

Robert G. Savage has served as a director of the Company since October 2016.  Since 2003 Mr. Savage has served as President and CEO of Strategic Imagery, LLC a pharmaceutical consulting firm that he founded.  From 2002 to 2003 Mr. Savage was Group Vice President and President for the General Therapeutics and Inflammation Business of Pharmacia Corporation (now Pfizer). Prior to this Mr. Savage held several senior positions with Johnson & Johnson, including Worldwide Chairman for the Pharmaceuticals Group, Company Group Chairman responsible for the North America pharmaceuticals business, and President as well as Vice President of Sales & Marketing for Ortho-McNeil Pharmaceuticals, a Johnson & Johnson company.   The Board considered Mr. Savage’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board: Corporate Management; Marketing; Commercial Strategy; and Board and Board committee experience. Mr. Savage received a B.S. from Upsala College and a M.B.A. from Rutgers University.

Peter D. Staple has served as a director of the Company since November 2003. Since March 2008, Mr. Staple has served as Chief Executive Officer and a director of Corium International, Inc., a publicly-held biopharmaceutical company focused on transdermal delivery systems and related technologies to address unmet medical needs.  From 2002 to March 2008 he served as director, and from 2002 to November 2007 as Chief Executive Officer, of BioSeek, Inc., a privately-held drug discovery company. From 1994 to 2002, Mr. Staple was a member of the senior executive team at ALZA Corporation, where he was most recently Executive Vice President, Chief Administrative Officer and General Counsel. Prior to joining ALZA, Mr. Staple held the position of Vice President, Associate General Counsel for Chiron Corporation, a biopharmaceutical company. Mr. Staple previously served as Vice President and Associate General Counsel for Cetus Corporation, a biotechnology company. The Board considered Mr. Staple’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board:  Corporate Management; Corporate Governance; Strategic Transactions; Corporate Finance; Intellectual Property; and Board and Board committee experience.  Mr. Staple holds a B.A. and a J.D. from Stanford University.

James L. Tyree has served as a director of the Company since October 2016.  Since 2014 Mr. Tyree has served as co-founder and managing partner of Tyree & D’Angelo Partners, a private equity investment firm.  Prior to founding Tyree & D’Angelo Partners, Mr. Tyree was President of Abbott Biotech Ventures, a subsidiary of Abbott Laboratories focused on investments in early stage pharmaceuticals and biologics.  Prior that Mr. Tyree held numerous executive positions at Abbott, including Executive Vice President Global Pharmaceuticals, Senior Vice President Global Nutrition, Corporate Vice President Pharmaceutical and Nutritional Products Group Business Development and Divisional Vice President and General Manger, Japan.  Prior to rejoining Abbott in 1997 Mr. Tyree was the President of SUGEN, Inc. and held management positions in Bristol-Myers Squibb, Pfizer, and Abbott. Mr. Tyree serves as a director of Innoviva, Inc., and ChemoCentryx, Inc.  The Board considered Mr. Tyree’s experience and expertise within the following areas relevant to the Company and its business in concluding that he should serve on the Board: Healthcare Acquisitions Corporate Management; Commercial Operations; Commercial Strategy; and Board and Board committee experience.  Mr. Tyree holds a B.S. degree in Psychology and Forensic Studies and a M.D.A from Indiana University.

CORPORATE GOVERNANCE

Board and Committee Meetings Attendance

The Board met 11 times during fiscal year 2016.  In addition, the Audit Committee met 4 times, the Compensation Committee met 3 times, and the Nominating and Corporate Governance Committee met 2 times.  During fiscal year 2016, each member of the Board attended 75% or more of each of (i) the total number of Board meetings held during the period of such member’s service and (ii) the total number of meetings of Committees on which such member served, during the period of such member’s service.

Board Committees

The Board has established three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Charters for the Company’s Audit, Compensation, and Nominating and Corporate Governance Committees are posted on the Company’s website at: http://www.depomed.com.

Audit Committee.    The Company’s Audit Committee consists of Mr. Lavigne (Chairman), Ms. Dawes, Mr. Staple and Mr. Tyree. The Company has determined that Mr. Lavigne is the Company’s Audit Committee financial expert under applicable SEC rules. The Board has determined that the composition of the Audit Committee meets the requirements for independence under the applicable requirements of the Nasdaq Global Market (“Nasdaq”) and SEC rules and regulations.

Compensation Committee.    The Company’s Compensation Committee consists of Mr. Savage (Chairman), Mr. McKee, Mr. Molinelli and Mr. Staple. The Board has determined that the composition of the Compensation Committee meets the requirements for independence under applicable requirements of Nasdaq and SEC rules and regulations.

Nominating and Corporate Governance Committee.    The Company’s Nominating and Corporate Governance Committee consists of Mr. Molinelli (Chairman), Mr. Lavigne, Mr. McKee and Mr. Savage. The Board has determined that the composition of the Nominating and Corporate Governance Committee meets the requirements for independence under the applicable requirements of Nasdaq.

Shareholder Proposals for Nominees

The Nominating and Corporate Governance Committee will consider written proposals from shareholders for nominees for director. Any such nominations should be submitted to the Nominating and Corporate Governance Committee c/o the Secretary of the Company and should include (at a minimum) the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the name(s) and address(es) of the shareholder(s) making the nomination and the number of shares of the Company’s common stock which are owned beneficially and of record by such shareholder(s); and (c) appropriate biographical information and a statement as to the qualifications of the nominee, and should be submitted in compliance with the information requirements and time frame described in the Bylaws of the Company.

Effective October 17, 2016, the Board of Directors approved an amendment to Section 5.1(c) of the Company’s Bylaws such that with respect to the 2017 Annual Meeting and future annual meetings, the period of time during which shareholders may submit a notice of nomination or notice of the proposal of other business under the advance notice provisions included in the Company’s bylaws would be between 120 and 150 days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of shareholders.  However, if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, notice by the shareholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to such annual meeting, or the 10th day following the day on which public announcement of the date of such meeting is first made.

The Company anticipates holding the 2017 Annual Meeting of Shareholders (“2017 Annual Meeting”) on July 13, 2017. Additional information about the 2017 Annual Meeting will be included in the Company’s proxy materials. Because the anticipated date of the 2017 Annual Meeting has been changed to a date that is more than 30 days later than the one-year anniversary date of the Company’s 2016 Annual Meeting of Shareholders, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, shareholders who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2017 Annual Meeting under Rule 14a-8 must ensure that such proposal is received by the Company not later than the close of business on June 1, 2017, which the Company has determined to be a reasonable time before the Company expects to begin disseminating proxy materials. Any such proposal should be delivered to the Company at 7999 Gateway Blvd., Suite 300, Newark, California 94560, Attention: Corporate Secretary and must comply with the rules and regulations of the Securities and Exchange Commission under Rule 14a-8 in order to be eligible for inclusion in the proxy materials for the 2017 Annual Meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Dawes, Mr. Fogarty and two former directors, Dr. Samuel R. Saks and Dr. David B. Zenoff, served as members of the Company’s Compensation Committee during 2016. None of the members of the Compensation Committee is, or has ever been, an officer or employee of the Company or any of its subsidiaries. None of these directors had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K (Certain Relationships and Related Transactions). No interlocking relationship exists, or in the past fiscal year has existed, between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

CODE OF ETHICS

The Board has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, officers and directors, including its principal executive officer and its principal financial officer or persons performing similar functions. A copy of the code is available on the Company’s website at: http://www.depomed.com and any amendments to or waivers of the code will posted to such website. We intend to disclose future amendments to certain provisions of the Code of Ethics, and any waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act and SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal year 2016, all such SEC filings were filed on time, except for the filings made on behalf of each of the named executive officers (not including Mr. Shively, who resigned from the Company effective November 4, 2016) on December 6, 2016 with respect to shares of restricted stock units forfeited to meet the tax liability triggered by the vesting of such restricted stock units by each such officer on December 1, 2016.

EXECUTIVE OFFICERS AND SENIOR MANAGEMENT

The Company’s executive officers and other members of senior management as of April 14, 2017 are set forth in the table below. Biographical information for Mr. Higgins is set forth above under “BOARD OF DIRECTORS.”

Name	Age	Position

Executive Officers

Arthur J. Higgins	61	President and Chief Executive Officer
August J. Moretti	66	Chief Financial Officer and Senior Vice President
Matthew M. Gosling	46	Senior Vice President and General Counsel
Srinivas G. Rao, M.D., Ph.D.	48	Senior Vice President and Chief Medical Officer
Thadd M. Vargas	52	Senior Vice President, Business Development

Other Senior Management

Gerd G. Kochendoerfer, Ph.D.	49	Senior Vice President, Technical Development & Quality
Sharon D. Larkin	53	Senior Vice President, Human Resources

August J. Moretti has served as Chief Financial Officer and Senior Vice President since January 2012. From 2004 to December 2011, Mr. Moretti served as Chief Financial Officer and Senior Vice President of Alexza Pharmaceuticals, Inc., a publicly-held pharmaceutical company. From 2001 to 2004, Mr. Moretti served as Chief Financial Officer of Alavita, Inc. (formerly Surromed, Inc.), a privately-held biotechnology company. Prior to Alavita, Mr. Moretti was a partner of Heller Ehrman LLP, an international law firm. Mr. Moretti holds a B.A. from Princeton University and a J.D. from Harvard Law School.

Matthew M. Gosling has served as Senior Vice President and General Counsel since January 2011, after having served as Vice President and General Counsel since June 2006. Prior to joining the Company, Mr. Gosling was a partner of Heller Ehrman LLP, an international law firm. Mr. Gosling holds a B.A. from Trinity University and a J.D. from the University of Chicago.

Srinivas G. Rao has served as Senior Vice President and Chief Medical Officer since July 2014.  Prior to joining the Company in 2014, Dr. Rao served as Executive Vice President and Head of Neuroscience at Retrophin, Inc. From 2011 to 2013, Dr. Rao served as Founder and Chief Executive Officer of Kyalin Biosciences, Inc., a privately held biotechnology company he founded and that was acquired by Retrophin in 2013.  From 2001 to 2011, Dr. Rao served as Chief Scientific Officer of Cypress Bioscience, Inc., a publicly-held pharmaceutical company.  Dr. Rao currently serves on the board of a privately-held company.  Dr. Rao holds a M.D. and a Ph.D. from Yale University.

Thadd M. Vargas has served as Senior Vice President, Business Development since December 2008, after having served as Vice President, Business Development since December 2002. Prior to joining the Company, Mr. Vargas served as Vice President of Finance at Worldres.com, Inc., Director of Finance at Kosan Biosciences, Inc. and Director of Business Development at Anergen, Inc. Prior to joining Anergen, Mr. Vargas was a member of Ernst & Young LLP’s life sciences audit practice.  Mr. Vargas currently serves on the board of a privately-held company.  Mr. Vargas holds a B.A. from the University of California at Santa Barbara.

Gerd G. Kochendoerfer has served as Senior Vice President, Technical Development and Quality since 2016, after having served as Vice President Technical Development and Quality since 2011 and as Senior Director, Project Management since 2008. From 2005 to January 2008, Dr. Kochendoerfer served as Senior Director, Drug Development at FibroGen, Inc. Prior to joining FibroGen, Dr. Kochendoerfer, served as Director of Research and Development of Gryphon Therapeutics, Inc. Dr. Kochendoerfer holds a Ph.D. from the University of California at Berkeley.

Sharon D. Larkin has served as Senior Vice President, Human Resources since April 2017.  Prior to joining the Company, Ms. Larkin worked at Abbott Laboratories for 23 years, most recently serving as Divisional Vice President, Human Resources, Medical Devices Group.  Ms. Larkin provided worldwide human resources leadership to Abbott’s five medical device operating businesses which included Vascular, Diabetes Care, Medical Optics, Structural Heart and Electrophysiology.  Prior to Abbott, she held leadership positions at the Federal Bank of Atlanta, Jacksonville Branch. Ms. Larkin holds a B.S. from the Georgia Institute of Technology College of Management.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid in 2016, to each of the named executive officers.  This compensation discussion and analysis focuses on the information contained below under this “EXECUTIVE COMPENSATION” section, and in the related footnotes and narrative.

General

The Company’s Compensation Committee is responsible for overseeing our compensation program, including compensation awarded to the named executive officers.  The Company’s compensation philosophy is to provide a competitive balance of cash and equity compensation, benefits, and development opportunities in order to attract and retain the talent necessary to create a collaborative, high-performing work environment that contributes to the Company’s overall success and shareholder value.  The key objectives of the Company’s executive compensation program are to be:

•                  Performance-driven, to align the interests of the Company’s executives and shareholders, fairly reward executives for their efforts, and provide a strong, direct link between the Company’s financial and strategic goals and executive compensation;

•                  Market competitive, to ensure that the Company attracts and retains executives to lead and manage the Company who are talented, qualified, and capable of achieving the Company’s business objectives;

•                  Motivational and retention-oriented, so that executives remain dedicated to the Company and its overall growth and performance; and

•                  Transparent, to ensure that executives receive the information necessary to understand and make informed choices regarding their total compensation packages.

The primary components of the Company’s executive compensation program are base salary, annual cash bonus and stock-based awards.  The Company believes that these components, along with the Company’s other benefits and its commitment to career development, foster a productive, team-oriented work environment that offers the Company’s employees the flexibility and opportunity to thrive in a collaborative atmosphere and to receive meaningful rewards and recognition for their contributions to the Company’s growth and success.  The Company views these components of compensation as related but distinct.  That is, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.  The Company determines the appropriate level for each compensation component based in part, but not exclusively, on individual performance, competitive compensation information in light of the Company’s recruiting and retention goals, and its view of internal equity and consistency.  The Company believes that, as is common in the pharmaceutical industry, stock-based awards, salary, and cash bonuses are all necessary to attract and retain employees.  To date, the Company has not adopted any formal policies or guidelines for allocating compensation between long-term and short-term compensation, or between cash and non-cash compensation.

The Chief Executive Officer assists the Compensation Committee in its annual review of the base salaries and other compensation elements for other executive officers.  Specifically, the Chief Executive Officer makes recommendations to the Committee regarding base salary increases, equity incentive grants, and the level of achievement of individual objectives for the other executive officers. The Chief Executive Officer discusses his recommendations with the Compensation Committee and the Committee then makes a decision on the compensation package for each named officer.  The Compensation Committee, without the Chief Executive Officer present, performs an annual review of the base salary and other compensation elements for the Chief Executive Officer.

The Compensation Committee’s objective is to ensure strong alignment among the Company’s executive performance, executive compensation and shareholder value.  The Compensation Committee’s recently appointed members, with the assistance of the Company’s recently appointed Chief Executive Officer, will continue to review the Company’s compensation practices in light of that objective.

Review of Competitive Market; Compensation Consultant

To assist with the analysis of executive compensation for fiscal year 2016, the Compensation Committee engaged Willis Towers Watson, a global professional services firm with expertise consulting on executive compensation matters in general and with specific expertise in the biopharma industry.  Willis Towers Watson reports directly to the Compensation Committee, and the Compensation Committee has the sole authority to hire, fire and direct the work of Willis Towers Watson.  For fiscal year 2016, Willis Towers Watson advised the Compensation Committee on a variety of compensation-related issues, including:

•                  refining the Company’s peer group for executive compensation purposes;

•                  providing general information concerning executive compensation trends and developments, and regulatory developments;

•                  compiling, analyzing and presenting competitive data to assist the Compensation Committee with its executive compensation decisions, including that of the Chief Executive Officer and the Company’s other executive officers; and

•                  providing information and analysis concerning hedging/pledging, clawback and share ownership guidelines

Other than providing the advice and services described above, Willis Towers Watson provided no other services to either the Company or the Compensation Committee during fiscal year 2016. Pursuant to SEC rules, the Compensation Committee has assessed the independence of Willis Towers Watson and concluded it is independent and that no conflict of interest exists that would prevent Willis Towers Watson from independently providing services to the Compensation Committee.

The Compensation Committee considers various sources of third party compensation information in connection with its compensation decisions.  In particular, the committee considers compensation packages offered by its competitors for executive talent.  In connection with its fiscal year 2016 compensation review, the Compensation Committee reviewed publicly available compensation information compiled by Willis Towers Watson related to 16 commercial stage specialty pharmaceutical companies with revenues and market capitalizations generally similar to the Company. The median trailing twelve month revenues for the peer group, when the group was selected in October 2016, was approximately $482 million, and the median market capitalization of the peer group companies was approximately $2.6 billion at that time. The companies reviewed included:

Acorda Therapeutics, Inc.

Akorn, Inc.

Alkermes plc

AMAG Pharmaceuticals, Inc.

Ariad Pharmaceuticals Inc.

Emergent BioSolutions, Inc.

Horizon Pharma plc

Impax Laboratories Inc.

Ionis Pharmaceuticals, Inc. (f/k/a ISIS Pharmaceuticals, Inc.)

Jazz Pharmaceuticals plc

Medivation, Inc.

Nektar Therapeutics

Pacira Pharmaceuticals, Inc.

Sagent Pharmaceuticals, Inc.

Seattle Genetics, Inc.

The Medicines Company

The peer list above includes 14 of the 16 companies utilized in the Compensation Committee’s 2015 executive compensation review.  After consultation with Willis Towers Watson, the Compensation Committee removed two companies (BioMarin Pharmaceutical Inc. and Insys Therapeutics, Inc.).  The Compensation Committee added  two new proxy peers as replacements for the companies that were removed (AMAG Pharmaceuticals and Jazz Pharmaceuticals).  The Committee noted that while Jazz Pharmaceuticals had a larger market capitalization than the Company, the Committee determined the peer was appropriate in light of the Company’s recent and expected future growth, and the fact that the peer company competes  with the Company for executive and other talent.  In light of recent developments in the Company’s business, the Committee is reviewing and may revise its proxy peers for 2017.

The Compensation Committee also reviewed a custom survey prepared for Willis Towers Watson by Radford Surveys & Consulting, a business unit of Aon plc, that analyzed compensation results from 24 US-based publicly held biotech and pharmaceutical companies with 50 to 2,500 employees and annual revenues generally from $50 million to $1.5 billion.  Companies represented in the report included 14 of the proxy peers identified above.  The 24 companies contained in the report are: Acorda Therapeutics Inc., Aegerion Pharmaceuticals Inc., Alkermes, AMAG Pharmaceuticals, Ariad Pharmaceuticals, BioMarin Pharmaceutical, Emergent BioSolutions Inc., Horizon Pharma, Impax Laboratories, Incyte, Ionis Pharmaceuticals, Jazz Pharmaceuticals, Medivation, Nektar Therapeutics, Pacira Pharmaceuticals, Raptor Pharmaceuticals Corp., SciClone Pharmaceuticals, Sucampo Pharmaceuticals Inc., The Medicines Company, United Therapeutics Corporation, Vertex Pharmaceuticals Inc. and Vivus Inc.

The Compensation Committee reviews the information described above in order to understand current compensation practices at peer companies.  However, the Compensation Committee does not engage in formal benchmarking relative to peer companies.

Compensation Elements

Base Salary.  The Company seeks to provide its executive officers with competitive annual base salaries in order to attract and retain talented individuals.  However, the Company seeks to ensure that a substantial portion of its executives’ compensation depends on the achievement of corporate and individual goals.  In determining appropriate salary levels for a given executive officer, the Compensation Committee considers the following factors:

•                  individual performance;

•                  experience, skills, and external market conditions;

•                  level of responsibility;

•                  breadth, scope, and complexity of the position; and

•                  executives’ salaries relative to each other.

Based on the criteria above, in February 2017 and February 2016, the Compensation Committee increased the base salary levels of the named executive officers.  The increases were effective as of March 1 of each year.

Base Salary ($) and Increase (%)
Name and Principal Position	2017	2016
James A. Schoeneck (1) Former President and Chief Executive Officer	825,000 / 3.1	800,000 / 10.3
August J. Moretti Chief Financial Officer and Senior Vice President	438,048 / 3.1	425,000 / 9.6
Matthew M. Gosling Senior Vice President and General Counsel	494,000 / 4.0	475,000 / 5.6
Srinivas G. Rao Chief Medical Officer and Senior Vice President	445,018 / 4.7	—
R. Scott Shively (2) Former Senior Vice President, Chief Commercial Officer	—	425,000 / 11.5
Thadd M. Vargas Senior Vice President, Business Development	372,300 / 2.0	365,000 / 4.1

(1)                     Mr. Schoeneck resigned from the Company effective as of March 28, 2017.

(2)                     Mr. Shively resigned from the Company effective as of November 4, 2016.

Cash Bonus.  The Company’s executive officers participate in the discretionary Depomed, Inc. Annual Bonus Plan (the “Bonus Plan”), which provides for annual cash bonuses based on the achievement of individual and corporate objectives.  Payment of annual cash bonuses is designed to reward performance for achieving individual and corporate business goals, which the Company believes increases shareholder value.  For 2016, executives’ cash bonus target as a portion of base salary was 100% for the Chief Executive Officer, 50% for the Company’s Chief Financial Officer, the General Counsel and the Chief Medical Officer and 40% for the Company’s Senior Vice President, Business Development.

Executive officers’ bonus payouts are tied in significant part to company-wide corporate objectives approved by the Board that are generally set late in the fourth quarter of the prior year or shortly after the beginning of the current year. Corporate objectives are generally quantitative in nature, so that their achievement can be objectively measured, and are weighted by relative importance.  Following the completion of the fiscal year, the Compensation Committee assesses the Company’s performance relative to the corporate goals, and applies a “corporate multiplier” based on that assessment.  A corporate multiplier of 100% reflects 100% achievement of corporate objectives.  The Board makes the final determination of the corporate multiplier, after receiving a recommendation from the Compensation Committee.  The weighting of the achievement of corporate objectives as a portion of an executive’s total bonus payout is 100% in the case of the Chief Executive Officer and 65% in the case of all other executive officers.  For  2016, achievement of the Company’s overall corporate objectives was considered at Compensation Committee meetings held on January 12, 2017 and February 8, 2017.  Individual performance was considered, and final executive compensation determinations were made, at a Compensation Committee meeting held on February 8, 2017.

The Board does not classify individual objectives by their relative difficulty, but believes that the Company’s corporate objectives are, on the whole, ambitious but achievable.  The corporate multipliers established after assessing the Company’s performance relative to the corporate goals for 2012, 2013, 2014, 2015 and 2016 were 89.5%, 115.5%, 118%, 122%, and 86.75% respectively.

Corporate objectives for 2016, their relative weights, and the extent to which the Compensation Committee determined they were achieved (which determination was approved by the full Board in February 2017), are set forth below.

Goal	Weight	Extent Achieved
1. Achieve net product sales target of $525 million	35%	65% (.2275)
2. Demonstrate financial strength by achieving EPS (non-GAAP) target of $1.50 and positive cash flow targets of $126 million	20%	70% (.14)
3. Execute development of the business consistent with three-year strategic plan by achieving the following metrics: (a) increasing demand growth of Nucynta ER; (b) updating three-year strategic plan; and (c) identifying and advancing deals to support three-year strategic plan plus financing, as needed	15%	90% (.135)
4. Enhance and protect future cash flow by: (a) positive resolution of Nucynta ANDA litigation; (b) initiation of NUCYNTA contract manufacturing transfer and timelines; (c) successful resolution of inter-partes review (“IPR”) appeals; (d) initiation of cebranopadol TQT study by June 2016; (e) conducting end of phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) by December 2016; and (f) developing and beginning to implement life cycle plan for products	20%	130% (.26)

5. Develop infrastructure and culture to support current and future growth by: (a) enhancing company culture consistent with the Company’s vision, mission and values; (b) preparing succession and development plans for directors and above positions; (c) achieving unwanted turnover target of 12% or less and achieving the goal of 25% of manager level and above positions filled internally; (d) completing process mapping exercise for key clinical, regulatory, and supply processes and identifying gaps and ensure mitigation: and (e) developing phase 3 clinical development and regulatory structure, processes and personnel

	10%	105% (.105)
Corporate Multiplier	86.75%

Under the Bonus Plan, the Chief Executive Officer does not have individual goals separate from the Company’s corporate objectives.  As such, Mr. Schoeneck’s 2016 bonus of $694,000 is equal to 86.75% of his 2016 bonus target of $800,000.

The weighting of individual goals as a portion of other executives’ total bonus payout for  2016 was 35%.  The Chief Executive Officer sets individual goals for each of the other executive officers.  Individual objectives are mainly quantitative in nature, weighted by relative importance and linked with corporate goals.  Following the completion of the year, the Compensation Committee, in consultation with the Chief Executive Officer, reviews the achievement of individual goals and determines the extent to which each goal was achieved, where a rating of “1” (or 100%) indicates full achievement of a given goal.  An executive may earn a rating of up to “1.25” (or 125%) with respect to a particular goal if his performance in achieving the goal exceeds expectations.  Based on each executive’s achievement of his individual goals and the weighting of the goals, he receives an overall individual rating that is generally close to, but not necessarily equal to, the sum of each individual goal multiplied by the extent achieved.

Each executive’s total annual cash bonus is determined by applying the corporate multiplier to the portion of his bonus target tied to corporate objectives, and by applying his overall individual rating to the portion of his bonus target tied to individual goals, subject to adjustment in the discretion of the Compensation Committee.

The 2016 individual objectives for Mr. Moretti, the Company’s Chief Financial Officer and Senior Vice President, and his overall individual rating, were as follows:

Goal	Weight
1. Achieve corporate objective No. 1 (related net product sales)	30%
2. Achieve corporate objective No. 2 (related to EPS and cash flow targets)	30%
3. Contribute to achievement corporate objective No. 2 (related to execution and development of the Company’s business consistent with the Company’s three-year plan, and development of next three-year plan)	30%
4. Contribute to the achievement of corporate objective No. 5 (related to the improvement of organization infrastructure and capabilities)	10%
Overall Individual Rating	.85

On Mr. Schoeneck’s recommendation, Mr. Moretti’s overall achievement of his individual objectives was set at .85. After discussion with Mr. Schoeneck, the Compensation Committee awarded Mr. Moretti a cash bonus of $183,042, which reflects the corporate multiplier for the portion of his bonus attributable to overall corporate performance, and 85% of the portion of his bonus target attributable to individual objectives.

The 2016 individual objectives for Mr. Gosling, the Company’s Senior Vice President and General Counsel, and his

overall individual rating, were as follows:

Goal	Weight
1. Contribute to achievement of 2016 corporate objective No. 4 (related to enhancement and protection of future cash flow) through intellectual property litigation and related initiatives	50%
2. Contribute meaningfully to the achievement of 2016 corporate objective No. 3 (related to the development of the Company’s business consistent with the three-year strategic plan)	25%
3. Ensure the Company’s compliance function and program remain effective and appropriate for the scope of the Company’s 2016 activities	15%
4. Contribute to achievement of 2016 corporate objective No. 5 (related to the development of infrastructure and culture to support the Company’s current and anticipated future growth, including compliance infrastructure and effectiveness)	10%
Overall Individual Rating	1.20

On Mr. Schoeneck’s recommendation, Mr. Gosling’s overall achievement of his individual objectives was set at 1.20. After discussion with Mr. Schoeneck, the Compensation Committee awarded Mr. Gosling a cash bonus of $233,670, which reflects the 86.75% corporate multiplier for the portion of his bonus attributable to overall corporate performance, and 120% of the portion of his bonus target attributable to individual objectives.

The 2016 individual objectives for Mr. Vargas, the Company’s Senior Vice President, Business Development, and his overall individual rating, were as follows:

Goal	Weight
1. Source new business development transactions consistent with the three-year strategic plan	40%
2. Work with the strategy team to establish a new three-year plus strategic plan	30%
3. Enhance and protect future cash flow from IP litigation	20%
4. Contribute to the achieve of corporate objective No. 5 (related to the development of infrastructure and culture to support current and future growth	10%
Overall Individual Rating	.80

On Mr. Schoeneck’s recommendation, Mr. Vargas’s overall achievement of his individual objectives was set at .80.  After discussion with Mr. Schoeneck, the Compensation Committee awarded Mr. Vargas a cash bonus of $123,206, which reflected the corporate multiplier for the portion of his bonus attributable to overall corporate performance, and 80% of the portion of his bonus target attributable to individual objectives.

The 2016 individual objectives for Dr. Rao, the Company’s Senior Vice President, Chief Medical Officer, and his overall individual rating, were as follows:

Goal	Weight
1. Improve the overall effectiveness of the medical R&D function, including clinical trial design, execution, and advocacy, key opinion leader engagement and the cohesiveness of the team	25%
2. Advance clinical development of cebranopadol	30%
3. Develop abuse-liability differentiation plan for Nucynta IR/ER	20%
4. Execute life-cycle management initiatives	15%
5. Develop and progress medical communications, regulatory submissions and pediatric studies	10%
Overall Individual Rating	1.10

On Mr. Schoeneck’s recommendation, Dr. Rao’s overall achievement of his individual objectives was set at 1.10.  After discussion with Mr. Schoeneck, the Compensation Committee awarded Dr. Rao a cash bonus of $201,636, which reflected the corporate multiplier for the portion of his bonus attributable to overall corporate performance, and 110% of the portion of his bonus target attributable to individual objectives.

Stock-Based Awards

The Compensation Committee grants stock options and restricted stock units (“RSUs”) to executive officers to motivate them to drive the achievement of corporate objectives, to aid in their retention, and to align their interests with those of the Company’s shareholders by providing executives with an equity stake.  Stock options granted to executive officers have an exercise price equal to 100% of the fair market value of the Company’s common stock (the closing sales price on Nasdaq) on the date of grant, so they have value only to the extent that the market price of the Company’s common stock increases after the date of grant.  Typically, stock options vest and become exercisable over four years.  One-quarter of the shares subject to the option vest after one year in the case of initial option grants.  Options generally vest monthly in the case of annual “refresher” grants.  The RSUs granted by the Company vest in four equal installments over approximately four years.  For equity incentive awards made in February 2017, in consultation with Willis Towers Watson, the Committee set target award levels at its January  2017 meeting for the Chief Executive Officer, Senior Vice Presidents, and for other Company Vice Presidents who report to the Chief Executive Officer.  The target award levels were based on the Company’s trailing 90-day average stock price as of December 31, 2016, consistent with the methodology employed by the Committee in past years.

Stock options typically are granted to executive officers when they join the Company, and then in connection with significant changes in responsibilities.  In considering initial option grants for executives, the Committee takes into account the total compensation package offered to the executive, equity grants to comparable executives at similarly situated companies, and the number of stock options granted to the new executive relative to the stock options held by or granted to the Company’s other executives.  The Company may also award RSUs in connection with an executive’s initial employment or promotion, taking into account similar or other relevant factors.

The Compensation Committee also considers and typically awards annual “refresher” grants for executive officers based on the same factors it considers in making initial option grants, as well as the executive’s performance, the Company’s performance relative to corporate objectives, and recent growth or decline in shareholder value.  Refresher grants are generally made in the first quarter of the fiscal year.  The date of the meeting of the Compensation Committee at which the annual refresher grants are made is set in advance, and is not coordinated with the release of information concerning the Company’s business.  In February 2017, in connection with its determinations regarding executive compensation, the committee made refresher grants to Mr. Schoeneck (245,000 options and 105,000 RSUs), Mr. Moretti (54,200 options and 23,000 RSUs), Mr. Gosling (87,000 options and 37,000 RSUs), Dr. Rao (66,400 options and 29,500 RSUs) and Mr. Vargas (24,000 options and 10,000 RSUs).  In connection with his resignation on March 28, 2017, Mr. Schoeneck forfeited all of the equity awards he received in Febuary 2017.

Chief Executive Officer Compensation

In setting Mr. Schoeneck’s base salary for 2017, the Compensation Committee reviewed Mr. Schoeneck’s performance as well as an analysis by Willis Towers Watson of compensation paid to other CEOs of publicly-traded pharmaceutical companies identified above under “Review of Competitive Market”.  The Compensation Committee determined that a total compensation package near the median of the peer group was appropriate for Mr. Schoeneck.  The Compensation Committee set Mr. Schoeneck’s base salary at $800,000 per year and granted him the equity awards as described above and a $694,000 cash bonus based on Company performance.  Each of the various elements of Mr. Schoeneck’s compensation package is near the median for the Company’s peer group.

Mr. Schoeneck resigned from the Company effective as of March 28, 2017. For additional information, see section entitled “EXECUTIVE COMPENSATION - Potential Payments upon Termination or Change in Control”.

Severance Agreements

In February 2016, the Company adopted the amended Management Continuity Agreements described below in the section entitled “EXECUTIVE COMPENSATION - Potential Payments upon Termination or Change in Control”.  The Company adopted the agreements in order to support its objectives of an overall executive compensation package that is competitive with the Company’s peers, and the retention of qualified executives.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.  The Board believes its approach to setting corporate goals and individual objectives, bonus payouts at varying levels of performance, and thorough evaluation of performance results assist in mitigating excessive risk-taking that could harm the Company’s value or reward poor judgment by executives.  The Board believes the allocation of compensation among base salary and short and long-term cash and equity-linked compensation discourages excessive risk-taking.  The Board believes applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and its shareholders as a whole.  Also, the multi-year vesting of equity awards discourages excessive short-term risk taking.

Other Benefits

Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance and 401(k) plan, in each case on substantially the same basis as other employees, subject to applicable law. The Company also provides vacation and other paid holidays to all employees, including executive officers, all of which the Company believes to be comparable to those provided at peer companies.

Tax and Accounting Considerations

In making compensation decisions affecting the executive officers, the Compensation Committee considers the Company’s ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, as amended, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers.  Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule.  The Compensation Committee cannot assure that the Company will be able to fully deduct all amounts of compensation paid to persons who are named executive officers in the future.  Further, because the Compensation Committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m).

Arthur J. Higgins Offer Letter

Following Mr. Schoeneck’s resignation, the Company entered into a letter agreement (the “Offer Letter”) with Arthur J. Higgins pursuant to which Mr. Higgins agreed to replace Mr. Schoeneck as President and Chief Executive Officer of the Company, effective as of March 28, 2017.  In addition, the Board appointed Mr. Higgins to the Board to fill the vacancy created by Mr. Schoeneck’s resignation from the Board on March 28, 2017.

The Offer Letter provides Mr. Higgins with an annual base salary of $800,000 and an annual target cash bonus of 100% of his base salary.  The Offer Letter also provides that the Company will grant Mr. Higgins stock options that vest over a four-year period with a value of $1.75 million and restricted stock units that vest over a four-year period with a value of $1.75 million.  In addition, the Company will reimburse Mr. Higgins for reasonable out-of-pocket relocation expenses incurred by Mr. Higgins in connection with his relocation to the San Francisco Bay Area so long as he relocates within 12 months of his start date. In accordance with the terms of the Offer Letter, on March 31, 2017, the Company granted Mr. Higgins (i) 139,442 restricted stock units that vest 25% on December 1, 2017, 25% on December 1, 2018, 25% on December 1, 2019 and 25% on December 1, 2020 and (ii) 315,884 stock options that vest 12.5% on September 28, 2017 and in 42 equal monthly installments thereafter, such that the stock options will be fully vested and exercisable on March 28, 2021, in each case assuming continued employment through the applicable vesting date.

Mr. Higgins also entered into the Company’s Management Continuity Agreement, which provides, among other things, change in control severance benefits in the event Mr. Higgins’ employment is terminated by the Company other than for cause, death or disability or by him for good reason (in each case, as defined in the Management Continuity Agreement), in each case in connection with, or within the period beginning (a) 90 days prior to the effective date of a change in control of the Company and ending (b) 24 months following the effective date of a change in control of the Company.  Upon such a qualifying termination of employment, Mr. Higgins will be eligible to receive payments and benefits substantially similar to the payments and benefits to which Mr. Schoeneck was entitled under his Management Continuity Agreement, as summarized below in the section entitled “EXECUTIVE COMPENSATION - Potential Payments upon Termination or Change in Control”.

The Management Continuity Agreement further provides, among other things, that in the event Mr. Higgins’ employment is terminated by the Company other than for cause, death or disability or by him for good reason (in each case not in connection with a change in control), Mr. Higgins will receive: (i) 3 months of base salary, continued health coverage and equity vesting if the termination is prior to July 1, 2017; (ii) 6 months of base salary, continued health coverage and equity vesting if the termination is on or after July 1, 2017 and before October 1, 2017; (iii) 9 months of base salary, continued health coverage and equity vesting if the termination is on or after October 1, 2017 and before January 1, 2018; and (iv) 18 months of base salary, continued health coverage and equity vesting if the termination is on or after January 1, 2018.

COMPENSATION COMMITTEE

Robert G. Savage, Chair
William T. McKee
Gavin T. Molinelli
Peter D. Staple

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K/A, in whole or in part, the Compensation Committee Report shall not be deemed to be incorporated by reference into any such filings.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to the Company by each of our named executive officers for fiscal year 2016 as determined in accordance with applicable SEC rules (the “named executive officers”).

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name & Principal Position	Year	($)	($)	($)(1)	($)(1)	($) (2)	($)(3)(4)		Total ($)
James A. Schoeneck (5)	2016	787,500	—	2,362,290	2,308,415	694,000	14,865		6,167,070
Former President and Chief	2015	708,333	—	2,430,180	2,374,601	800,000	16,808		6,329,922
Executive Officer	2014	620,058	—	1,548,180	1,360,894	525,000	14,320		4,068,452

August J. Moretti	2016	418,820	—	602,625	591,491	183,042	9,481		1,805,459
Chief Financial Officer	2015	386,036	—	489,570	378,560	226,199	10,174		1,490,539
and Senior Vice President	2014	374,792	—	348,975	306,778	163,265	9,094		1,202,904

Matthew M. Gosling	2016	470,833	—	642,800	639,450	233,670	8,238		1,994,991
Senior Vice President	2015	441,577	—	718,500	585,047	268,637	8,686		2,022,447
and General Counsel	2014	396,596	—	444,150	392,122	188,407	7,586		1,428,861

Thadd M. Vargas	2016	362,598	—	401,750	383,670	123,206	7,747		1,278,971
Senior Vice President,	2015	348,995	—	463,155	344,145	159,002	8,136		1,323,433
Business Development	2014	316,705	—	418,770	369,056	137,089	7,094		1,248,714

Srinivas G. Rao, M.D.	2016	417,979	—	538,345	524,349	201,636	6,198		1,688,507
Senior Vice President
and Chief Medical Officer

R. Scott Shively	2016	353,403	—	723,150	671,423	—	458,572	(6)	2,206,548
Former Senior Vice President	2015	380,157	—	410,325	223,694	228,879	54,233	(7)	1,297,288
and Chief Commercial Officer	2014	123,580	25,000	0	938,550	57,556	799		1,145,485

(1)                      The amounts shown represent the grant date fair value of stock options and stock awards granted in the year calculated in accordance with Accounting Standards Codification Topic 718. For more information, including a discussion of valuation assumptions, see Note 11 “Stock-Based Compensation” in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

(2)                      Represents actual bonus amounts earned in 2016.

(3)                      For all named executive officers, amounts represent 401(k) match, long term care and life insurance premiums paid by the Company on behalf of the named executive officers.

(4)                      The Company provides the named executive officers with health, medical and other non-cash benefits generally available to all salaried employees, which are not included in these columns pursuant to SEC rules.

(5)                      Mr. Schoeneck resigned from the Company effective March 28, 2017.

(6)                      Includes $6,233 in relocation assistance and $451,220 in severance provided to Mr. Shively. Mr. Shively resigned from the Company effective as of November 4, 2016.

(7)                      Includes $88,969 in relocation assistance provided to Mr. Shively.

2016 Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to the named executive officers during fiscal year 2016 and potential fiscal year 2016 target payouts under the Company’s Annual Bonus Plan.

				All other
				Option
			All other	Awards:	Exercise
		Estimated Future	Stock	Number of	or Base	Grant Date
		Payouts Under Non-	Awards:	Securities	Price of	Fair Value
		Equity Incentive	Number of	Underlying	Option	of Stock and
		Plan Awards-	Units	Options	Awards	Option
Name	Grant Date	Target ($)(1)	(#)	(#)	($/sh)	Awards ($)(2)
James A. Schoeneck (3)	—	800,000	—	—	—	—
	2/11/2016		147,000		—	2,362,290
	2/11/2016			361,000	16.07	2,308,415
August J. Moretti	—	212,500	—	—	—	—
	2/11/2016		37,500		—	602,625
	2/11/2016			92,500	16.07	591,491
Matthew M. Gosling	—	237,500	—	—	—	—
	2/11/2016		40,000			642,800
	2/11/2016			100,000	16.07	639,450
Thadd M. Vargas	—	146,000	—	—	—	—
	2/11/2016		25,000		—	401,750
	2/11/2016			60,000	16.07	383,670
Srinivas G. Rao, M.D.	—	212,500	—	—	—	—
	2/11/2016		33,500			538,345
	2/11/2016			82,000	16.07	524,349
R. Scott Shively (4)	—	212,500	—	—	—	—
	2/11/2016		45,000			723,150
	2/11/2016			105,000	16.07	671,423

(1)                           This column sets forth the target bonus amount for each named executive officer for the year ended December 31, 2016 — under the Company’s Annual Bonus Plan based on achievement of 100% target amount. There are no thresholds or maximum bonus amounts for each individual officer established under the Company’s Annual Bonus Plan. Actual amounts paid in March 2017 based on the Compensation Committee’s review of corporate performance and individual achievements under the Company’s Annual Bonus Plan for fiscal year 2016 have been reported above in the “Summary Compensation Table”.

(2)                           Represents the grant date fair value of stock options and stock awards granted in 2016 to the named executive officers.

(3)                           Mr. Schoeneck resigned from the Company effective March 28, 2017.

(4)                           Mr. Shively resigned from the Company effective November 4, 2016 and did not receive any bonus for 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by the named executive officers as of December 31, 2016.

	Option Awards						Restricted Stock Units
			Number						Market
			of	Number of				Number of	Value of
			Securities	Securities				Restricted	Restricted
			Underlying	Underlying				Stock	Stock
			Unexercised	Unexercised				Units	Units
			Options	Options	Option			That have	That have
	Grant		(#)	(#)	Exercise	Expiration	Grant	Not Vested	Not Vested
Name	Date		Exercisable	Unexercisable	Price ($)	Date	Date (7)	(#)	($) (8)
James A. Schoeneck (9)	4/18/2011	(3)	448,173	—	8.36	4/18/2021	—	—	—
	1/12/2012	(1)	4,210	—	6.11	1/12/2022	—	—	—
	2/7/2013	(1)	154,662	8,167	6.77	2/7/2023	—	—	—
	2/18/2014	(1)	208,958	86,042	12.69	2/18/2024	02/18/2014	30,500	549,610
	2/4/2015	(4)	158,125	186,875	17.61	2/4/2025	02/04/2015	69,000	1,243,380
	2/11/2016	(4)	75,208	285,792	16.07	2/11/2026	2/11/2016	110,250	1,986,705

August J. Moretti	1/3/2012	(2)	192,500	—	5.35	1/3/2022	—	—	—
	2/7/2013	(1)	51,271	2,229	6.77	2/7/2023	—	—	—
	2/18/2014	(1)	38,807	19,396	12.69	2/18/2024	2/18/2014	6,875	123,888
	2/4/2015	(4)	25,208	29,792	17.61	2/4/2025	2/4/2015	11,000	198,220
	5/12/2015	(4)	—	—	—	—	5/12/2015	2,500	45,050
	2/11/2016	(4)	19,271	73,229	16.07	2/11/2026	2/11/2016	28,125	506,813

Matthew M. Gosling	1/14/2011	(1)	37,500	—	7.12	1/14/2021	—	—	—
	5/26/2011	(1)	25,000	—	8.55	5/26/2021	—	—	—
	9/1/2011	(1)	45,000	—	6.08	9/1/2021	—	—	—
	1/12/2012	(1)	45,000	—	6.11	1/12/2022	—	—	—
	2/7/2013	(1)	54,625	2,375	6.77	2/7/2023	—	—	—
	2/18/2014	(1)	60,208	24,792	12.69	2/18/2024	2/18/2014	8,750	157,675
	2/4/2015	(4)	38,958	46,042	17.61	2/4/2025	2/4/2015	17,500	315,350
	5/12/2015	(4)	—	—	—	—	5/12/2015	2,500	45,050
	2/11/2016	(4)	20,833	79,167	16.07	2/11/2026	2/11/2016	30,000	540,600

Thadd M. Vargas	1/14/2011	(1)	19,320	—	7.12	1/14/2021	—	—	—
	9/1/2011	(1)	45,000	—	6.08	9/1/2021	—	—	—
	1/12/2012	(1)	43,000	—	6.11	1/12/2022	—	—	—
	2/7/2013	(1)	51,271	2,229	6.77	2/7/2023	—	—	—
	2/18/2014	(1)	56,667	23,333	12.69	2/18/2024	2/18/2014	8,250	148,665
	2/4/2015	(4)	22,917	27,083	17.61	2/4/2025	2/4/2015	10,250	184,705
	5/12/2015	(4)	—	—	—	—	5/12/2015	2,500	45,050
	2/11/2016	(4)	12,500	47,500	16.07	2/11/2026	2/11/2016	18,750	337,875

Srinivas G. Rao, M.D.	7/16/2014	(5)	88,090	59,375	11.83	7/16/2024	—	—	—
	2/4/2015	(6)	14,896	17,604	17.61	2/4/2025	2/4/2015	8,750	157,675
	5/12/2015	(4)	—	—	—	—	5/12/2015	2,500	45,050
	2/11/2016	(4)	17,083	64,917	16.07	2/11/2026	2/11/2016	25,125	452,753

R. Scott Shively (10)	9/2/2014	(5)	51,250	—	15.31	9/2/2024	—	—	—
	2/4/2015	(11)	14,219	—	17.61	2/4/2025	—	—	—
	2/11/2016	(4)	17,500	—	16.07	2/11/2026	—	—	—

(1)                The options were granted pursuant to the Second Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) and vest on a monthly basis in equal increments during the 48-month period from the grant date.

(2)                The options were granted pursuant to the 2004 Plan and vest over four years, with the first 25% vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date.

(3)                The options were granted pursuant to the 2004 Plan and vest over four years, with the first 12.5% vesting six months from the grant date, and the remainder vesting on a monthly basis in equal increments during the 42-month period following the initial vesting date.

(4)                The options were granted pursuant to the Amended and Restated 2014 Omnibus Incentive Plan (the “2014 Plan”) and vest on a monthly basis in equal increments during the 48-month period from the grant date.

(5)                The options were granted pursuant to the 2014 Plan and vest over four years, with the first 25% vesting one year from the grant date, and the remainder vesting on a monthly basis in equal increments during the 36-month period following the initial vesting date.

(6)                The options were granted pursuant to the 2014 Plan with the first 5/48th of these stock options vesting on July 4, 2015 and the remainder vesting on a monthly basis in equal increments during the 43-month period following the initial vesting date.

(7)                One quarter of each award of restricted stock units vests annually on December 1 of each year, provided the executive officer continues to provide services to the Company.

(8)                Amounts represent an estimate of the market value of unvested restricted stock units as of December 31, 2016, assuming a market value of $18.02 per share representing the closing market price of the Company’s common stock on the last business day of fiscal 2016.

(9)                Mr. Schoeneck resigned from the Company effective as of March 28, 2017. In connection with Mr. Schoeneck’s resignation, Mr. Schoeneck forfeited all of his outstanding stock options (whether vested or unvested) and unvested restricted stock units, in each case as of March 28, 2017, granted to him under the Company’s equity compensation plans.

(10)          Mr. Shively resigned from the Company effective as of November 4, 2016.

(11)          The options were granted pursuant to the 2014 Plan with the first 1/8th of these stock options vesting on September 2, 2015 and the remainder vesting on a monthly basis in equal increments during the 42-month period following the initial vesting date.

2016 Option Exercises and Stock Vested

The following table sets forth certain information regarding option exercises and the vesting of restricted stock units held by our named executive officers during the fiscal year ended December 31, 2016.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized on	Shares Acquired	Realized on
	On Exercise	Exercise	On Vesting	Vesting
Name	(#)	($) (1)	(#)	($) (2)
James A. Schoeneck (3)	30,483	285,330	128,000	2,374,400
August J. Moretti	8,297	71,744	31,375	577,631
Matthew M. Gosling	—	—	37,625	693,569
Thadd M. Vargas	18,180	138,532	29,250	538,213
Srinivas G. Rao, M.D.	2,535	6,743	15,250	278,513
R. Scott Shively (4)	30,000	105,835	18,125	331,844

(1)   Represents the excess of the market value of the shares exercised on the exercise date over the aggregate exercise price of such shares.

(2)   The value shown is the number of restricted stock units times the market price of the Company’s common stock on the vesting date.

(3)         Mr. Schoeneck resigned from the Company effective as of March 28, 2017.

(4)         Mr. Shively resigned from the Company effective as of November 4, 2016.

Potential Payments upon Termination or Change in Control

In February 2016, the Board approved a form of Management Continuity Agreement to be entered into with each of the Company’s executive officers.  The Company subsequently entered into definitive Management Continuity Agreements with each such officer, which agreements replace and supersede the Management Continuity Agreements previously entered into by the Company and its executive officers.

The Management Continuity Agreements provide, among other things, that in the event an executive officer is subject to an involuntary termination within  90 days prior to or 24 months following a change of control, the executive officer is entitled to receive: (i) 100% acceleration of such officer’s unvested Company equity awards; (ii) a lump sum severance payment equal to two times (if the officer is the chief executive officer) or one time (if the officer is not the chief executive officer)  the base salary which the officer was receiving immediately prior to the change of control; (iii) a lump sum payment equal to two times (if such officer is the chief executive officer) or equal to (if the officer is not the chief executive officer) such officer’s annual bonus target for the Company’s fiscal year in which the termination occurs (iv) continuation of payment by the Company of the full cost of the health insurance benefits provided to such officers immediately prior to the change of control through the earlier of the end of the 24 month period (if the officer is the chief executive officer) or 12 month period (if the officer is not the chief executive officer) following the involuntary termination or until such officer is no longer eligible for such benefits under applicable law; and (v) up to three months of outplacement services not to exceed $5,000 per month.

In addition, the Management Continuity Agreements provide, among other things, that in the event the executive officer is subject to an involuntary termination (other than in connection with a change of control as described above), the executive officer will receive: (i) acceleration of 12 months’ of such officer’s unvested Company equity awards if the officer is the chief executive officer; and (ii) severance payments for a period of 18 months (if the officer is the chief executive officer) or 12 months (if the officer is a senior vice president), equal to the base salary which the officer was receiving immediately prior to the change of control;  (iii) continuation of payment by the Company of the full cost of the health insurance benefits provided to such officers immediately prior to the involuntary termination through the earlier of the end of the severance period or until such officer is no longer eligible for such benefits under applicable law; and (v) up to three months of outplacement services not to exceed $5,000 per month.

The executive officer is not entitled to receive a “gross up” payment to account for any excise tax that might be payable pursuant to Section 4999 of the Internal Revenue Code. Instead, the executive officer shall receive the greater of (i) the full severance benefits less any taxes, including excise taxes or (ii) the amount of severance benefits that would result in no excise tax having to be paid. These benefits are contingent upon the executive officer’s release of any claims against the Company.

The following table sets forth potential payments to the Company’s named executive officers employed as of December 31, 2016 under the Management Continuity Agreement that would have been made had an involuntary termination occurred within 90 days prior to or 24 months following a change of control as of December 31, 2016. In addition, payments made to Mr. Shively in connection with his resignation as the Senior Vice President and Chief Commercial Officer of the Company, effective November 4, 2016, are summarized below.

Potential Payments - Involuntary Termination Following a Change of Control

Name	Bonus Payments ($)		Severance Payments ($)		Health Insurance Benefits ($)		Option and Stock Award Vesting Acceleration ($) (1)
James A. Schoeneck (2)	1,600,000	(3)	1,600,000	(4)	32,667	(5)	4,964,091
August J. Moretti	212,500	(6)	425,000	(7)	15,947	(8)	1,157,438
Matthew M. Gosling	237,500	(6)	475,000	(7)	23,890	(8)	1,390,788
Thadd M. Vargas	146,000	(6)	365,000	(7)	20,622	(8)	969,465
Srinivas G. Rao, M.D.	212,500	(6)	425,000	(7)	23,890	(8)	1,156,815

(1)         Accelerated equity value as if the involuntary termination occurred on December 31, 2016.

(2)         Mr. Schoeneck resigned from the Company effective as of March 28, 2017. Pursuant to the Waiver and Release entered into by the Company and Mr. Schoeneck on March 28, 2017, Mr. Schoeneck waived all his rights under the Management Continuity Agreement entered into by the Company and Mr. Schoeneck on February 12, 2016.

(3)         The amount reported equals two times such officer’s annual bonus target for the Company’s fiscal year in which the termination occurs.

(4)         The amount reported equals two times such officer’s base salary.

(5)         The amount reported represents total health and dental insurance premiums to be paid on behalf of the named executive officer for 24 months.

(6)         The amount reported equals such officer’s annual bonus target for the Company’s fiscal year in which the termination occurs.

(7)         The amount reported equals such officer’s annual base salary.

(8)         The amount reported represents health and dental insurance premiums to be paid on behalf of the named executive officer for 12 months.

The following table sets forth potential payments to the Company’s named executive officers employed as of December 31, 2016 under the Management Continuity Agreement that would have been made if an involuntary termination (other than in connection with a change of control) occurred as of December 31, 2016.

Potential Payments - Involuntary Termination

Name	Severance Payments ($)		Health Insurance Benefits ($)		Option and stock vesting acceleration ($) (1)
James A. Schoeneck (2)	1,200,000	(3)	24,500	(4)	2,529,851
August J. Moretti	425,000	(5)	15,947	(6)	—
Matthew M. Gosling	475,000	(5)	23,890	(6)	—
Thadd M. Vargas	365,000	(5)	20,622	(6)	—
Srinivas G. Rao, M.D.	425,000	(5)	23,890	(6)	—

(1)         Accelerated equity value as if the involuntary termination occurred on December 31, 2016.

(2)         Mr. Schoeneck resigned from the Company effective as of March 28, 2017. Pursuant to the Waiver and Release entered into by the Company and Mr. Schoeneck on March 28, 2017, Mr. Schoeneck waived all his rights under the Management Continuity Agreement entered into by the Company and Mr. Schoeneck on February 12, 2016. Under the terms of the Waiver and Release Agreement, the Company has agreed to pay Mr. Schoeneck (i) $825,000, which is equal to 12 months of his current base salary, payable in equal installments in accordance with the Company’s ordinary payroll practices, (ii) the full cost of the health insurance benefits provided to Mr. Schoeneck, his spouse and dependents, as applicable, pursuant to the terms of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) or other applicable law through the earlier of (a) the end of the 12 month period following the date of the Waiver and Release Agreement or (b) the date on which Mr. Schoeneck is no longer eligible for such COBRA or other benefits under applicable law and (iii) up to 6 months of documented, bona fide, outplacement services not to exceed $5,000 per month.  Pursuant to the Waiver and Release Agreement,

Mr. Schoeneck forfeited all of his 1,861,212 outstanding stock options (including vested and unvested) and 314,750 unvested restricted stock units granted to him under the Company’s equity compensation plans. The Waiver and Release Agreement also includes a standard a non-disparagement covenant, confidentiality covenant, as well as a release of claims.

(3)         The amount reported represents total severance payments over 18 months.

(4)         The amount reported represents total health and dental insurance premiums to be paid on behalf of the named executive officer for 18 months.

(5)         The amount reported represents total severance payments over 12 months.

(6)         The amount reported represents total health and dental insurance premiums to be paid on behalf of the named executive officer for 12 months.

Resignation of R. Scott Shively

On November 4, 2016, Mr. Shively resigned as Senior Vice President and Chief Commercial Officer of the Company, effective as of that date.  In connection with the termination of his employment with the Company, pursuant to his Management Continuity Agreement with the Company effective February 12, 2016 and a release of claims executed in connection with his termination, Mr. Shively became entitled to (i) 12 months of base salary (equal to $425,000), (ii) health insurance benefits (equal to $26,220), and (iii) 3 months of outplacement services.  In addition, 15,625 of the restricted stock units held by Mr. Shively vested as scheduled on December 1, 2016. In connection with his resignation, Mr. Shively forfeited his other unvested restricted stock units and stock options, none of which remain exercisable.

2016 Director Compensation

In accordance with the terms of the Non-Employee Director Compensation and Grant Policy (the “Director Compensation Policy”) approved by the Board in May 2014, each non-employee director receives an annual cash retainer fee of $55,000.  Any non-employee chairman of the Board receives an additional $30,000 annual retainer. The retainers described below are also paid to non-employee directors for Board committee service.

The chairman of the Audit Committee receives an additional $20,000 annual retainer, and each other member of the Audit Committee receives an additional $12,500 annual retainer.

The chairman of the Compensation Committee receives an additional $15,000 annual retainer, and each other member of the Compensation Committee receives an additional $10,000 annual retainer.

The chairman of the Nominating and Corporate Governance Committee receives an additional $10,000 annual retainer fee, and each other member of the Nominating and Corporate Governance Committee receives an additional $5,000 annual retainer.

In addition to the cash compensation described above, in accordance with the Director Compensation Policy, each non-employee director receives, on the date of each Annual Meeting of Shareholders held in 2015 and thereafter (i) an option having a value equal to $60,000 (calculated using the Black-Scholes Valuation method based on assumptions consistent with the methodology used in the Company’s financial statements and with an exercise price equal to the Fair Market Value (as defined in the 2014 Plan) of the Company’s common stock as of the date of grant) that vests in 12 equal monthly installments and (ii) an award of restricted stock units having a value of $60,000 based on the Fair Market Value (as defined in the 2014 Plan) of the Company’s common stock as of the date of grant that vest on the first anniversary of date on which such award of restricted stock units were made. Each newly-elected non-employee director receives an option having a value equal to $180,000 (calculated using the Black-Scholes Valuation method based on assumptions consistent with the methodology used in the Company’s financial statements and with an exercise price equal to the Fair Market Value (as defined in the 2014 Plan) of the Company’s common stock as of the date of grant) that vests in 36 equal monthly installments.

The following table summarizes non-employee director compensation during fiscal year 2016. Mr. Schoeneck did not receive equity or cash compensation for his Board duties.  All cash and equity compensation paid to, or earned by, Mr. Schoeneck in fiscal year 2016 in his capacity as the Company’s President and Chief Executive Officer is reflected in the executive compensation tables set forth above.

Name	Fees Earned or Paid in Cash ($)	Option and Restricted Stock Unit Awards ($) (1) (2)	Total ($)

Karen A. Dawes	82,500	119,982	202,482
Louis J. Lavigne, Jr	75,000	119,982	194,982
Samuel R. Saks. M.D. (3)	70,000	119,982	189,982
Peter D. Staple	93,125	119,982	213,107
David B. Zenoff, D.B.A (4)	75,000	119,982	194,982
Robert G. Savage	15,000	179,992	194,992
James P. Fogarty	16,250	179,992	196,242
James L. Tyree	16,875	179,992	196,867

(1)               The amounts shown represent the grant date fair value of stock options and restricted stock awards granted in fiscal year 2016 calculated in accordance with Accounting Standards Codification Topic 718. For more information, including a discussion of valuation assumptions, see Note 11 “Stock-Based Compensation” in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

(2)               The aggregate number of shares subject to outstanding stock options held by each director serving on the Board as of December 31, 2016 was as follows: 155,378 shares for Ms. Dawes; 65,378 shares for Mr. Lavigne; 85,378 shares for Dr. Saks; 145,378 shares for Mr. Staple; 170,378 shares for Dr. Zenoff; 18,485 shares for Mr. Savage; 18,485 shares for Mr. Fogarty and 18,485 shares for Mr. Tyree.

The aggregate number of shares subject to outstanding restricted stock unit awards held by each director serving on the Board as of December 31, 2016 was as follows: 3,131 shares for Ms. Dawes; 3,131 shares for Mr. Lavigne; 3,131 shares for Dr. Saks; 3,131 shares for Mr. Staple; and 3,131 shares for Dr. Zenoff.

(3)               Dr. Saks resigned from the Board effective as of March 28, 2017.

(4)               Dr. Zenoff resigned from the Board effective as of March 28, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth information regarding ownership of the Company’s common stock as of April 14, 2017 (or for information based on filings with the SEC as of the dates specified below) by (a) each person known to the Company to own more than 5% of the outstanding shares of the Company’s common stock, (b) each director and director nominee, (c) each named executive officer and (d) all current directors and executive officers as a group.  The information in this table is based solely on statements in filings with the SEC or other information made available to the Company that is deemed reliable.

Name of Beneficial Owner (1)	Aggregate Number of Shares of Common Stock (2)		Number Subject to Convertible Securities Exercisable Within 60 days	Percentage of Common Stock (2)
BlackRock, Inc (3)	8,232,253	(4)	—	13.22%
Starboard Value LP (9)	5,490,000	(10)	—	8.81%
Senvest Management, LLC (5)	5,439,931	(6)	—	8.73%
The Vanguard Group (7)	4,181,478	(8)	—	6.71%
Arthur J. Higgins	1,000	(13)	—	*
James A. Schoeneck (11)	495,105		—	*
Thadd M. Vargas	368,554		276,987	*
Matthew M. Gosling	462,296		382,419	*
August J. Moretti	400,953		359,168	*
Peter D. Staple	232,912		133,509	*
Karen A. Dawes	171,376		158,509	*
Srinivas G. Rao, M.D.	175,067		155,540	*
Louis J. Lavigne, Jr.	72,079		67,676	*
James P. Fogarty	20,044		3,594	*
Robert G. Savage	3,594		3,594	*
James L. Tyree	3,594		3,594	*
Gavin T. Molinelli	1,626		1,626	*
William T. McKee	1,626		1,626	*
R. Scott Shively (12)	14,022		—	*

All current directors & executive officers as a group (13 persons)	1,914,721		1,547,842	3.00%

(1)                                 Except as otherwise indicated, the address of each beneficial owner listed in the table is Depomed, Inc., 7999 Gateway Blvd., Suite 300, Newark, California 94560.

(2)                                 Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days of April 14, 2017.  Percentage ownership is based on 62,290,166 shares of the Company’s common stock outstanding as of April 14, 2017. Shares of common stock subject to stock options and restricted stock units vesting on or before June 13, 2017 (within 60 days of April 14, 2017) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of other persons. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown. Unless otherwise noted, none of the shares shown as beneficially owned on this table are subject to pledge.

(3)                                 The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(4)                                 As of December 31, 2016, BlackRock, Inc. disclosed having (i) sole voting power with respect to 8,105,252 shares of common stock and (ii) sole dispositive power with respect to 8,232,253 shares of common stock.. This information was obtained from the Schedule 13G/A filed on January 12, 2017 with the SEC by BlackRock, Inc.

(5)                                 The address of Senvest Management, LLC is 540 Madison Avenue, 32nd Floor, New York, New York 10022.  The address of Richard Mashaal (who is the managing member of the Senvest Management, LLC) is c/o Senvest Management, LLC is 540 Madison Avenue, 32nd Floor, New York, New York 10022.

(6)                                 As of December 31, 2016, Senvest Management, LLC, and Richard Mashaal, the managing member of Senvest Management, LLC, disclosed having shared voting and dispositive power with respect to 5,439,931 shares of common stock (including 259,926 shares of common stock issuable upon exercise of options). This information was obtained from the Schedule 13G/A filed on February 13, 2017 with the SEC by Senvest Management, LLC and Richard Mashaal.

(7)                                 The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8)                                 As of December 31, 2016, The Vanguard Group disclosed having (i) sole voting power with respect to 121,451 shares of common stock , (ii) sole dispositive power with respect to 4,055,705 shares of common stock, (iii) shared voting power with respect to 7,361 shares of common stock, and (iv) shared dispositive power with respect to 125,773 shares of common stock.  This information was obtained from the Schedule 13G/A filed on February 9, 2017 with the SEC by The Vanguard Group.

(9)                                 The address for Starboard Value LP is 777 Third Avenue, 18th Floor, New York, New York 10017.

(10)                          As of March 28, 2017, Starboard Value LP disclosed having sole voting power and sole dispositive power with respect to all of the shares included in the table above. This information was obtained from Schedule 13D/A filed on March 30, 2017 with the SEC by Starboard Value LP and certain of its affiliates, including Mr. Molinelli, who serves as a director of the Company and as a partner of Starboard Value LP. Mr. Molinelli disclosed having sole voting and sole dispositive power over 1,626 shares of common stock underlying stock options exercisable within 60 days of April 14, 2017 that were granted to Mr. Molinelli by the Board of the Company in his capacity as a director of the Company. Mr. Molinelli disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein, and this report shall not be deemed an admission that such person is the beneficial owner of the securities for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or for any other purpose.

(11)                          Includes 495,105 shares of common stock held in Mr. Schoeneck’s family trust and over which Mr. Schoeneck has shared voting power and shared dispositive power. Mr. Schoeneck resigned from the Company effective as of March 28, 2017.

(12)                          Mr. Shively resigned from the Company effective as of November 4, 2016.

(13)                          Includes 1,000 shares of common stock held by Mr. Higgins’ child.

Equity Compensation Plan Information

The following table sets forth certain information regarding securities authorized for issuance under the Company’s equity incentive plans during the fiscal year ended December 31, 2016. The Company’s equity compensation plans as of December 31, 2016 include the 2004 Plan, the 2014 Plan and the Company’s 2004 Employee Stock Purchase Plan (the “ESPP Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,726,104	(1)	$13.05	3,749,290	(2)
Equity compensation plans not approved by security holders	—		—	—
	8,726,104		$13.05	3,749,290

(1)                     The number of securities in column (a) includes 8,069,315 options with a weighted-average remaining life of 6.8 years and 656,789 shares of restricted stock units.

(2)                     The number of securities in column (c) includes (i) 3,078,672 shares available for issuance under the 2014 Plan and (ii) 670,618 shares available for issuance under the ESPP Plan. There are no shares available for issuance pursuant to new awards under the 2004 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Audit Committee of the Board is responsible for monitoring and reviewing issues involving potential conflicts of interest and reviewing and approving related party transactions. During fiscal year 2016, the Company did not engage, and does currently not propose to engage, in any transaction or series of transactions required to be disclosed by Item 404(a) of Regulation S-K in which the amount involved exceeded or exceeds $120,000 and in which any of the Company’s directors or executive officers, any holder of more than 5% of any class of the Company’s voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, nor was any director or executive officer or any of their family members indebted to the Company in any amount in excess of $120,000 at any time.

BOARD INDEPENDENCE

The Board has determined that each of Ms. Dawes and Messrs. Fogarty, Lavigne, McKee, Molinelli, Savage, Staple and Tyree is “independent” under the rules of Nasdaq, and applicable rules and regulations of the SEC. In addition, each of Dr. Samuel Saks, M.D. and Mr. David Zenoff, D.B.A. was independent during the time each of them served on the Board during fiscal 2016 and 2017.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

General.    Ernst & Young LLP has been the Company’s independent registered public accounting firm since the Company’s  inception. In accordance with standing policy and independence rules, Ernst & Young LLP periodically changes the personnel who work on the audit.

Audit Fees.    Aggregate fees for audit services provided by Ernst & Young LLP totaled approximately $1,425,000 for 2016 and approximately $1,340,000 for 2015, including fees associated with the annual audit of the Company’s consolidated financial statements, effectiveness of internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees.     Aggregate fees for audit-related services provided by Ernst & Young LLP totaled approximately $10,000 for 2016 and related to audit services provided in connection with the Company’s filing of Registration Statements on Form S-8 with SEC on May 26, 2016. Aggregate fees for audit-related services provided by Ernst & Young LLP totaled approximately $285,000 for 2015 and related to audit services provided in connection with the Nucynta acquisition.

Tax Fees.    Tax fees for tax services provided by Ernst & Young LLP were $0 and $30,000 for 2016 and 2015, respectively.

All Other Fees.    There were no other services provided by Ernst & Young LLP for 2016 and 2015 other than those reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The Audit Committee pre-approved all of the audit and tax fees described above under “Relationship with Independent Registered Public Accounting Firm”.

The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.                                      Financial Statements

The following information was previously filed within the Original Filing:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.                                      Financial Statements and Schedules

Schedule II was included on page 113 of the Original Filing.  All other financial statement schedules not included in Schedule II of the Original Filing are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

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

4.3	(4)	Rights Agreement dated as of July 12, 2015 between the Company and Continental Stock Transfer & Trust Company
4.4	(24)	First Amendment to Rights Agreement dated April 25, 2016 between the Company and Continental Stock Transfer & Trust Company
10.1	(5)	Offer Letter, dated June 14, 2006, between the Company and Matthew M. Gosling
10.2	(6)	Form of Indemnification Agreement between the Company and its directors and executive officers
10.3	(21)	Second Amended and Restated 2004 Equity Incentive Plan
10.4	(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan
10.5	(14)	2004 Employee Stock Purchase Plan, as amended
10.6	(7)	Offer Letter, dated April 3, 2011, between the Company and James A. Schoeneck
†10.7	(8)	Commercial Manufacturing Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.
†10.8	(8)	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.
10.9	(10)	Offer Letter dated January 13, 2012 between the Company and August J. Moretti
10.10	(11)	Lease dated April 4, 2012 between the Company and BMR-Pacific Research Center LP
10.11	(12)	Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc.
†10.12	(13)	Asset Purchase Agreement, dated July 29, 2013, among the Company, Archimedes Pharma US Inc., Archimedes Pharma Ltd. and Archimedes Development Ltd.
†10.13	(14)	Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc.
†10.14	(14)	Asset Purchase Agreement, dated December 17, 2013 between the Company and Nautilus Pharmaceuticals, Inc.
10.15	(25)	Amended and Restated 2014 Omnibus Incentive Plan
10.16	(22)	Depomed, Inc. Annual Bonus Plan, as adopted on February 12, 2016
10.17	(15)	Non-employee Director Compensation and Grant Policy
10.18	(22)	Form of Management Continuity Agreement between the Company and its executive officers
10.19	(17)	Offer Letter dated as of July 14, 2014 between the Company and Srinivas G. Rao, M.D., Ph.D.
10.20	(17)	Offer Letter dated as of July 31, 2014 between the Company and Richard Scott Shively
10.21	(16)	Underwriting Agreement dated as of September 3, 2014 between the Company and Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein
†10.22	(20)	Asset Purchase Agreement dated January 15, 2015 between the Company and Janssen Pharmaceuticals, Inc.

†10.23	(18)

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

†10.28	(21)	Consent and First Amendment to Note Purchase Agreement dated December 29, 2015 between the Company, Deerfield Private Design Fund III, L.P. and the parties thereto
10.29	(23)	Agreement dated October 17, 2016 among the Company and Starboard Value LP and certain of its affiliates
10.30	(20)	Form of Award Documents for Amended and Restated 2014 Omnibus Incentive Plan
12.1	(*)	Ratio of Earnings to Fixed Charges
21	(*)	List of Subsidiaries
23.1	(*)	Consent of Independent Registered Public Accounting Firm
24.1	(*)	Power of Attorney (included on signature page hereto)
31.1	(**)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of James A. Schoeneck
31.2	(**)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of August J. Moretti
32.1	(*)	Certification pursuant to 18 U.S.C. Section 1350 of James A. Schoeneck
32.2	(*)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101.INS	(*)	XBRL Instance Document
101.SCH	(*)	XBRL Taxonomy Extension Schema Document
101.CAL	(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(*)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(*)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	(*)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                                 Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)

(2)                                 Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003

(3)                                 Incorporated by reference to the Company’s Form 8-K filed on May 19, 2015

(4)                                 Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015

(5)                                 Incorporated by reference to the Company’s Form 8-K filed on June 30, 2006

(6)                                 Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2006

(7)                                 Incorporated by reference to the Company’s Form 10-Q filed on May 6, 2011

(8)                                 Incorporated by reference to the Company’s Form 10-Q filed on November 7, 2011

(9)                                 Incorporated by reference to the Company’s Form 8-K filed on January 17, 2012

(10)                          Incorporated by reference to the Company’s Form 10-K filed on March 8, 2012

(11)                          Incorporated by reference to the Company’s Form 10-Q filed on May 8, 2012

(12)                          Incorporated by reference to the Company’s Form 10-Q filed on August 3, 2012

(13)                          Incorporated by reference to the Company’s Form 10-Q filed on November 7, 2013

(14)                          Incorporated by reference to the Company’s Form 10-K filed on March 17, 2014

(15)                          Incorporated by reference to the Company’s Form 8-K filed on May 23, 2014

(16)                          Incorporated by reference to the Company’s Form 8-K filed on September 9, 2014

(17)                          Incorporated by reference to the Company’s Form 10-Q filed on November 6, 2014

(18)                          Incorporated by reference to the Company’s Form 10-Q/A filed on December 18, 2015

(19)                          Incorporated by reference to the Company’s Form 8-K filed on July 29, 2015

(20)                          Incorporated by reference to the Company’s Form 10-K filed on February 26, 2015

(21)                          Incorporated by reference to the Company’s Form 10-K filed on February 26, 2016

(22)                          Incorporated by reference to the Company’s Form 10-Q filed on May 6, 2016

(23)                          Incorporated by reference to the Company’s Form 8-K filed on October 19, 2016

(24)                          Incorporated by reference to the Company’s Form 8-K filed on April 25, 2016

(25)                          Incorporated by reference to Appendix B of the Company’s Proxy Statement filed on April 14, 2016

†            Confidential treatment granted

*            Previously filed or furnished with the Registrant’s Annual Report on Form 10-K, filed February 24, 2017

**          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newark, State of California, on the 28th  day of April 2017.

Depomed, Inc.
By	/s/ ARTHUR J. HIGGINS
Arthur J. Higgins
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ ARTHUR J. HIGGINS	President and Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2017
Arthur J. Higgins

/s/ AUGUST J. MORETTI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2017
August J. Moretti

/s/ JAMES P. FOGARTY*	Chairman of the Board of Directors	April 28, 2017
James P. Fogartye

/s/ KAREN A. DAWES*	Director	April 28, 2017
Karen A. Dawes

/s/ LOUIS J. LAVIGNE JR.*	Director	April 28, 2017
Louis J. Lavigne Jr.

	Director	April 28, 2017
William T. McKee

	Director	April 28, 2017
Gavin T. Molinelli

/s/ ROBERT G. SAVAGE*	Director	April 28, 2017
Robert G. Savage

/s/ PETER D. STAPLE*	Director	April 28,, 2017
Peter D. Staple

/s/ JAMES L. TYREE*	Director	April 28, 2017
James L. Tyree

/s/ AUGUST J. MORETTI		April 28, 2017
August J. Moretti
*(Attorney-in-Fact)