Form 10-Q
period 2017-03-31
DEPOMED INC
filed 2017-05-10
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 5, 2017 was 62,341,162.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$187,810	$117,709
Short-term investments	6,702	59,711
Accounts receivable, net	67,517	102,056
Receivables from collaborative partners	296	533
Inventories	11,959	13,033
Prepaid and other current assets	12,487	13,162
Total current assets	286,771	306,204
Property and equipment, net	15,107	15,526
Intangible assets, net	876,414	902,149
Other assets	1,432	1,458
Total assets	$1,179,724	$1,225,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,176	$14,855
Accrued rebates, returns and discounts	128,565	131,536
Accrued liabilities	49,028	59,398
Income taxes payable	101	59
Current portion of Senior Notes	100,000	—
Contingent consideration liability, current portion	2,271	4,578
Interest payable	13,484	15,924
Other current liabilities	906	892
Total current liabilities	301,531	227,242
Contingent consideration liability, long-term portion	6,340	10,247
Senior Notes	366,653	466,051
Convertible Notes	256,774	252,725
Other long-term liabilities	18,211	18,284
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	298,055	291,634
Additional paid-in capital	75,917	75,917
Accumulated deficit	(143,753)	(116,744)
Accumulated other comprehensive loss, net of tax	(4)	(19)
Total shareholders’ equity	230,215	250,788
Total liabilities and shareholders' equity	$1,179,724	$1,225,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales, net	$90,285	$104,571
Royalties	162	209
Total revenues	90,447	104,780
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	17,774	23,549
Research and development expenses	5,084	5,949
Selling, general and administrative expenses	48,519	52,559
Amortization of intangible assets	25,735	27,037
Total costs and expenses	97,112	109,094
Loss from operations	(6,665)	(4,314)
Other (expense) income:
Interest and other income	250	130
Interest expense	(20,124)	(22,727)
Total other expense	(19,874)	(22,597)
Net loss before income taxes	(26,539)	(26,911)
(Provision for) benefit from income taxes	(202)	5,994
Net loss	$(26,741)	$(20,917)
Basic and diluted net loss per share	$(0.43)	$(0.34)
Shares used in computing basic and diluted net loss per share	62,128,862	60,898,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(26,741)	$(20,917)
Unrealized gains on available-for-sale securities, net of tax	15	36
Comprehensive loss	$(26,726)	$(20,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(26,741)	$(20,917)
Adjustments for non-cash items:
Depreciation and amortization	26,349	27,668
Accretion of debt discount and debt issuance costs	4,650	4,235
Provision for inventory obsolescence	201	401
Gain on disposal of property and equipment	(50)	—
Stock-based compensation	3,556	3,910
Change in fair value of contingent consideration	(5,301)	153
Deferred income taxes	—	(6,384)
Other	192	470
Changes in assets and liabilities:
Accounts receivable	34,539	1,225
Receivables from collaborative partners	236	(289)
Inventories	873	(761)
Prepaid and other assets	703	(1,497)
Accounts payable and other accrued liabilities	(17,833)	(22,938)
Accrued rebates, returns and discounts	(2,970)	975
Interest payable	(2,440)	(2,328)
Income taxes payable	42	—
Net cash provided by (used in) operating activities	16,006	(16,077)
Investing Activities
Purchases of property and equipment	(470)	(45)
Proceeds from disposal of property and equipment	50	—
Purchases of marketable securities	—	(5,988)
Maturities of marketable securities	52,831	101,876
Net cash provided by investing activities	52,411	95,843
Financing Activities
Payment of contingent consideration liability	(913)	(260)
Proceeds from issuance of common stock	2,597	1,383
Net cash provided by financing activities	1,684	1,123
Net increase in cash and cash equivalents	70,101	80,889
Cash and cash equivalents at beginning of year	117,709	101,084
Cash and cash equivalents at end of period	$187,810	$181,973
Supplemental Disclosure of Cash Flow Information
Net cash (received) paid for income taxes	$—	—
Cash paid for interest	$17,362	20,109
Capital expenditures incurred but not yet paid	$123	865

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

As of March 31, 2017, the Company has one product candidate under clinical development, cebranopadol for chronic nociceptive and neuropathic pain.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the entire year ending December 31, 2017 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2016 Form 10-K). The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, as filed with the 2016 Form 10-K.

See Note 14 for information regarding impact of an out of period adjustment related to the Branded Prescription Drug fee (“BPD”) on our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions, fair value of contingent consideration and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.

Change in estimate – During the three months ended March 31, 2017, the Company established a reserve with respect to a dispute with a PBM over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted for $5.7 million with respect to the year ended December 31, 2015 and the first half of 2016. As of December 31, 2016, the Company established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements.  However, as a result of further communication with the PBM during the first quarter of 2017, it became clear that the Company’s failure to pay the disputed amount would adversely impact the Company’s ability to maintain a favorable position on the PBM’s formulary.  Accordingly, despite the Company’s belief that the claims in dispute are invalid, the Company decided to pay the disputed amounts and to either seek arbitration or perform a third-party audit of the disputed claims.  Consequently, the Company has increased the reserve against this matter by $4.7 million which is an offset to net sales for the three months ended March 31, 2017.  The Company will adjust net sales in the future if we resolve this matter for less than the disputed amount.

Measuring the Fair Value of Assets and Liabilities associated with Business Combinations

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

Significant judgments are used in determining the estimated fair values assigned to the assets acquired, liabilities assumed, contingent consideration and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate present value of expected future net cash flows, the assessment of each asset's life cycle, the impact of competitive trends on each asset's life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure inventory, other than inventory accounted for under last-in, first-out method or retail inventory method, at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016 on a prospective basis. The Company adopted this guidance on January 1, 2017, and the adoption of this guidance did not materially affect our consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09 “Improvements to Employee Share-Based Payment Accounting”. This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. The magnitude of such impacts will depend upon future movements in the Company’s share price as well as the timing of stock award exercises, which are both difficult to estimate. The Company adopted this ASU as of January 1, 2017.

As a result of adopting this standard, the Company has made an accounting policy election to account for forfeitures as they occur, rather than estimate expected forfeitures. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $0.3 million as of January 1, 2017; the date of adoption. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled.

Additionally, the Company has applied the provisions of this ASU on a retrospective basis in our condensed consolidated statements of cash flows, which includes presenting: (i) excess tax benefits as an operating activity, which were previously presented as a financing activity; and (ii) cash payments to tax authorities for employee taxes when shares are withheld to meet statutory withholding requirements as a financing activity, which were previously presented as an operating activity.

The adoption requires recognition through opening retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from non-qualified stock options and other employee share- based payments. As a result, the Company determined the impact of the adoption to be a $5.8 million increase to deferred tax assets related to share-based compensation incurred as of December 31, 2016 with a corresponding increase to the Company's valuation allowance for financial statement purposes since the Company is in a full valuation allowance position.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, "Revenue from Contracts with Customers". This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. The Company plans to adopt this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. The Company has substantially completed an analysis of existing contracts with its customers and has assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change.

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

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company early adopted this guidance on January 1, 2017, and the adoption of this guidance did not materially affect the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements.

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of March 31, 2017 and December 31, 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$169,730	$—	$—	$169,730
Money market funds	85	—	—	85
Commercial paper	17,995	—	—	17,995
Total cash and cash equivalents	$187,810	$—	$—	$187,810
Short-term investments
Corporate debt securities with maturities less than 1 year	$6,706	$—	$(4)	$6,702
Total short-term investments	$6,706	$—	$(4)	$6,702
Total	$194,516	$—	$(4)	$194,512

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$87,845	$—	$—	$87,845
Money market funds	532	—	—	532
Corporate debt securities and commercial paper	29,334	—	(2)	29,332
Total cash and cash equivalents	$117,711	$—	$(2)	$117,709
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	$59,728	$—	$(17)	$59,711
Total short-term investments	$59,728	$0	$(17)	$59,711
Total	$177,439	$0	$(19)	$177,420

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities. The Company invests its cash in marketable securities, U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the Condensed Consolidated Statement of Operations. As of March 31, 2017, Commercial paper includes $9.6 million of fair value of securities issued by Federal Home Loan Banks.

As of March 31, 2017, the Company had 8 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities and commercial paper	$11,201	$(4)	$—	$—	$11,201	$(4)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until the recovery or maturity of such investments, there were no material other-than-temporary impairments for these securities at March 31, 2017. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$85	$—	$—	$85
Commercial paper	—	17,995	—	17,995
Corporate debt securities	—	6,702	—	6,702
Total	$85	$24,697	$—	$24,782
Liabilities:
Contingent consideration—Zipsor	$—	$—	$797	$797
Contingent consideration—Lazanda	—	—	7,058	7,058
Contingent consideration—CAMBIA	—	—	756	756
	$—	$—	$8,611	$8,611

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$532	$—	$—	$532
Commercial paper	—	52,192	—	52,192
Corporate debt securities	—	36,850	—	36,850
Total	$532	$89,042	$—	$89,574
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,489	$1,489
Contingent consideration—Lazanda	—	—	11,742	11,742
Contingent consideration—CAMBIA	—	—	1,594	1,594
	$—	$—	$14,825	$14,825

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the revenue forecast, discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expense for the three months ended March 31, 2017:

			Changes in
			fair value
		Changes in	recorded in
		fair value	selling,	Royalties
	Balance at	recorded in	general and	and	Balance at
	December 31,	interest	administrative	milestone	March 31,
	2016	expense	expense	paid	2017
Liabilities:
Contingent consideration obligations—Zipsor	$1,489	$32	$(724)	$—	$797
Contingent consideration obligations—Lazanda	11,742	438	(3,377)	(1,745)	7,058
Contingent consideration obligations—CAMBIA	1,594	61	(899)	—	756
Total	$14,825	$531	$(5,000)	$(1,745)	$8,611

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value, based on quoted market prices of the Company’s debt, was approximately $324.0 million and $390.0 million (par value $345.0 million) as of March 31, 2017 and December 31, 2016, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of March 31, 2017 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, related to unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible debt. As the Company had net losses for the three months ended March 31, 2017 and March 31, 2016, all potentially dilutive common shares were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2017	2016
Basic and diluted net loss per share
Net loss	$(26,741)	$(20,917)
Denominator	62,129	60,898
Basic and diluted net loss per share	$(0.43)	$(0.34)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	March 31,	March 31,
(in thousands)	2017	2016
Convertible debt	17,931	17,931
Stock options and equivalents	8,517	9,905
Total potentially dilutive common shares	26,448	27,836

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

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s employee stock purchase program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$36	$8
Research and development expense	346	77
Selling, general and administrative expense	3,174	3,825
Total	$3,556	$3,910

At March 31, 2017, the Company had $36.2 million of total unrecognized compensation expense related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.8 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$2,123	$2,362
Work-in-process	1,786	869
Finished goods	8,050	9,802
Total	$11,959	$13,033

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation	$7,992	$11,730
Accrued royalties	9,610	21,703
Other accrued liabilities	31,426	25,965
Total accrued liabilities	$49,028	$59,398

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

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of March 31, 2017 was 10.75% and the interest rate for the second quarter of 2017 is 10.90%.

Pursuant to the repayment terms specified in the Note Purchase Agreement, in April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $0.8 million in April 2016.

In March 2017, the Company delivered an irrevocable notice to the Purchasers of its intent to prepay in April 2017, $100.0 million of the remaining $475.0 million of Senior Notes. Consequently, $100 million of the Senior Notes have been classified as short-term liabilities in the accompanying consolidated balance sheets as of March 31, 2017. The prepayment was made in April 2017.

The remaining $375.0 million of Senior Notes can be repaid prior to maturity, at the Company’s option. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the following paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

The Company paid a prepayment premium of $5.0 million in connection with the April 2016 prepayment of Senior Notes and a prepayment premium of $4.0 million with the April 2017 prepayment of Senior Notes. The Company is required to pay a prepayment premium equal to (i) 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the third anniversary of the Purchase Date; (ii) 3% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the third anniversary of the Purchase Date but on or prior to the fourth anniversary of the Purchase Date; (iii) 2% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the fourth anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; (iv) 1% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the fifth anniversary of the Purchase Date but on or prior to the sixth anniversary of the Purchase Date; and (v) zero, if such prepayment occurs after the sixth anniversary of the Purchase Date.

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

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	143,750
April 2, 2022	43,750
$475,000

The following is a summary of the carrying value of the Senior Notes as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Principal amount of the Senior Notes	$475,000	$475,000
Unamortized debt discount balance	(8,025)	(8,605)
Unamortized debt issuance costs	(322)	(344)
	$466,653	$466,051

The debt discount and debt issuance costs will be amortized as interest expense through April 2022 using the effective interest method. The following is a summary of interest expense for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest expense	$12,766	$15,625
Amortization of debt discount and debt issuance costs	602	518
Total interest expense	$13,368	$16,143

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended March 31, 2017. As a result, the Convertible Notes were not convertible as of March 31, 2017.

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

The following is a summary of the liability component of the Convertible Notes as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(83,775)	(87,570)
Unamortized debt issuance costs	(4,451)	(4,705)
	$256,774	$252,725

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated coupon interest	$2,156	$2,156
Amortization of debt discount and debt issuance costs	4,048	3,718
Total interest expense	$6,204	$5,874

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2017, employees exercised options to purchase 283,797 shares of the Company’s common stock with net proceeds to the Company of approximately $2.6 million. For the three months ended March 31, 2016, employees exercised options to purchase 211,005 shares of the Company’s common stock with net proceeds to the Company of approximately $1.4 million.

Restricted Stock Units

No restricted stock units vested during the three months ended March 31, 2017 and March 31, 2016. Accordingly, the Company did not issue any shares of the Company’s common stock due to non-vesting of restricted stock units during these periods.

NOTE 10.  INCOME TAXES

As of March 31, 2017, our deferred tax assets are fully offset by a valuation allowance.  The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, we provided a full valuation allowance against our net deferred assets in December of 2016.  We reassess the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three months ended March 31, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance. For the three months ended March 31, 2016, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

As of March 31, 2017 and December 31, 2016, the Company had $14.9 million and $14.7 million of unrecognized tax benefits, respectively. All tax years since inception remain open to examination by the Internal Revenue Service and the state taxing jurisdictions in which the Company operates until such time as the Company’s net operating losses and credits are either utilized or expire. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $1.2 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable operating lease for our office building and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at March 31, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017 (remainder)	$3,159
2018	3,573
2019	2,623
2020	1,986
2021	1,728
Thereafter	1,572
Total	$14,641

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $9.1 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.6 million as of March 31, 2017 and $1.6 million as of December 31, 2016. Rent expense relating to the office and laboratory lease agreement for the three months ended March 31, 2017 and March 31, 2016, was $0.1 million and $0.2 million, respectively.

The Company has an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force, with the lease terms ranging from 18 to 36 months. The Company will pay approximately $5.5 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended March 31, 2017 and March 31, 2016 was $0.8 million and $0.8 million, respectively.

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

On November 3, 2016, Alkem filed an appeal in the United States Court of Appeals for the Federal Circuit appealing the Court’s finding that the ’364 and ’130 Patents are not invalid and that Alkem infringes the ’130 Patent.  The Company moved to terminate Alkem’s appeal on the grounds that a final judgment had not yet been entered by the Court, and the Federal Circuit deactivated Alkem’s appeal on December 16, 2016.  On April 11, 2017, the Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem.  The judgment includes an injunction enjoining all three defendants from engaging in certain activities with tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028).  The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.

The Company expects that defendants will reactivate the previously filed appeal now that final judgment has been entered. The Company is considering a cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing. The Markham hearing was held on November 2, 2016 and on April 6, 2017, the Court issued a Markman order which is available on the docket.  On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents. On June 28, 2016, the Company filed a reply brief to its motion for leave. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.

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

On February 1, 2017, Depomed filed a Second Amended Complaint pleading willful infringement.  On February 15, 2017, Purdue answered Depomed’s Second Amended Complaint asserting counterclaims of non-infringement, invalidity and unenforceability.  On March 6, 2017, Depomed moved to dismiss Purdue’s counterclaim of inequitable conduct and moved to strike affirmative defenses of inequitable conduct, unclean hands, and patent misuse.  On March

20, 2017, Purdue filed an opposition to Depomed’s motion, and on March 27, 2017, Depomed filed a reply brief.  The Court has not yet issued a ruling on Depomed’s motion to dismiss and motion to strike.  On April 17, 2017, the Court issued an order finding Purdue’s motion to amend its Answer was moot.  On April 18, 2017, the Court issued an order setting the close of fact discovery no earlier than May 19, 2017, depending on how it rules on Depomed’s motion to dismiss and motion to strike.  Expert discovery is to be scheduled one month after the close of fact discovery after which dispositive motions may be filed and a final pretrial conference will be held.  No trial date has been set by the Court, though the Company expects a trial may be scheduled at the end of 2017 or early 2018.

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

Depomed v. Strides Pharma Inc. and Strides Pharma Global Pte Limited

On May 5, 2017, the Company filed suit in the U.S. District Court for the District of New Jersey against Strides Pharma Inc. and Strides Pharma Global Pte Limited (collectively, Strides) based on Strides’ filing of an ANDA to market a generic version of ZIPSOR prior to the expiration of U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; 8,110,606; 8,623,920; and 9,561,200 (the patents-in-suit).  By letter dated March 27, 2017, Strides informed the Company that it had filed an ANDA for a generic version of ZIPSOR with Paragraph IV certifications against each of the patents-in-suit.  The Company’s filing of the complaint against Strides resulted in an automatic 30-month stay of FDA approval of Strides’ ANDA, lasting until September 2019.

Previously, in July 2013, the Company filed suit against Banner Pharmacaps Inc. (Banner) and Watson Laboratories, Inc. (Watson) based on Banner’s filing of an ANDA for a generic version of ZIPSOR.  The Company and the defendants reached a settlement of the case that permits Watson to begin selling their generic version of ZIPSOR on March 24, 2022, or earlier under certain circumstances. The Company believes that Banner and Watson may be entitled to 180-day exclusivity with respect to generic ZIPSOR.

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

NOTE 12.  ACQUISITIONS

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. Cebranopadol is a novel, first-in-class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain and is an important addition to Depomed's leading portfolio in pain and neurology. The Company anticipates advancing cebranopadol into Phase III development for chronic lower back pain (cLBP) and other pain indications in 2018. The acquisition was completed on December 30, 2015.

Under the terms of the acquisition agreement, the Company entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo), to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company's patents by Endo's OPANA ER product (the Settlement). As the formulator of OPANA ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company's ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company's Acuform® drug delivery patents with specific drug substances as well as $25.0 million in cash. The Company will also pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval milestone payments.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $49.7 million. The Company estimated the fair value of the contingent consideration related to this transaction at $1.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for CAMBIA. The fair values of the contingent consideration as of March 31, 2017 and December 31, 2016 were $0.8 million and $1.6 million, respectively.

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

Under the acquisition method of accounting, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date in its condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. As of the acquisition date, the estimated fair value of the assets acquired was approximately $12.0 million. The Company estimated the fair value of the contingent consideration related to this transaction at $8.0 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Lazanda. The fair values of the contingent consideration as of March 31, 2017 and December 31, 2016 were $7.1 million and $11.7 million, respectively.

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

The Company estimated the fair value of the contingent consideration related to this transaction at $1.3 million, which was booked as a long-term liability on the Condensed Consolidated Balance Sheet. The Company determined this liability amount using a probability-weighted discounted cash flow model. The Company assesses the fair value of the contingent consideration quarterly, or whenever events or changes in circumstances indicate that the fair value may have changed, primarily as a result of significant changes in the Company’s forecast of net sales for Zipsor. The fair values of the contingent consideration as of March 31, 2017 and December 31, 2016 were $0.8 million and $1.5 million, respectively.

NOTE 13.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2017				December 31, 2016
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Amounts in thousands	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA product rights	8.8	$1,019,978	$(195,864)	$824,114	$1,019,978	$(172,288)	$847,690
CAMBIA product rights	6.8	51,360	(16,903)	34,457	51,360	(15,619)	35,741
Lazanda product rights	5.4	10,480	(4,270)	6,210	10,480	(3,979)	6,501
Zipsor product rights	5.1	27,250	(15,617)	11,633	27,250	(15,033)	12,217
		$1,109,068	$(232,654)	$876,414	$1,109,068	$(206,919)	$902,149

In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in the Company's patent litigation against all three ANDA filers for the Company’s NUCYNTA franchise. Based upon the Court’s ruling, the Company expects market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). Based also upon the Court’s ruling, the Company reviewed the useful life of the NUCYNTA product rights and extended that from the previous estimate of June 2025 to December 2025 in 2016.

Based on finite-lived intangible assets recorded as of March 31, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2017 (remainder)	$77,204
2018	102,939
2019	102,939
2020	102,939
2021	102,939
Thereafter	387,454
Total	$876,414

NOTE 14.  OUT OF PERIOD ADJUSTMENT

During the three months ended March 31, 2017, the Company identified that it had understated the amount payable for the Branded Prescription Drug fee (“BPD”) relating to net sales of the NUCYNTA franchise since its acquisition in the second quarter of 2015. Accordingly, the Company recorded an adjustment during the first quarter of 2017 to increase its BPD accrual relating to the net sales of the NUCYNTA franchise in the cumulative amount of $3.4 million of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively. This adjustment resulted in an increase in loss per share by $0.05 in the three months ended March 31, 2017. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would not be material to the expected full year results for 2017, and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

NOTE 15.  SUBSEQUENT EVENTS

In April 2017, the Company, in accordance with the terms of the secured debt facility with the Purchasers prepaid $100 million of principal amount of the $475 million secured indebtedness. In addition, the Company also paid a $4 million prepayment fee and recorded an expense for related unamortized balances of debt discount and debt issuance costs in April 2017.

In May 2017, the Company implemented a reduction in force which is expected to result in a one-time charge of up to $5.0 million in 2017.

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

•	any additional patent infringement or other litigation or proceeding that may be instituted related to any of our products, product candidates or products we may acquire;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidate;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue).

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

We currently have one product candidate in development, cebranopadol, a novel, first-in-class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain. We licensed the U.S. and Canadian rights to cebranopadol from Grünenthal GmbH (Grünenthal) in December 2015. We currently expect to initiate Phase 3 clinical trials for cebranopadol in late 2018.

We also have royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology with Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipeline

Product	Indication	Status

NUCYNTA ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA	Moderate to severe acute pain in adults	Currently sold in the U.S. Acquired in April 2015

Gralise	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Cebranopadol	Initially for chronic lower back pain and potentially for chronic nociceptive and neuropathic pain	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

As of March 31, 2017, our revenues are generated primarily from commercialized products.

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

NUCYNTA (Tapentadol)

NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA in June 2015. NUCYNTA ER and NUCYNTA product sales were $60.7 million and $69.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Gralise (Gabapentin)

Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011 and our reacquisition of the product in March 2011 from the former licensee of the product. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $18.6 million and $19.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $7.2 million and $6.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Zipsor (Diclofenac Potassium) Liquid-Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). Zipsor product sales were $4.7 million and $5.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Lazanda product sales were $3.9 million and $4.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K filed with the SEC on February 24, 2017 (the 2016 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2016 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016.

Revenue

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Product sales:
NUCYNTA products	$60,696	$69,364
Gralise	18,552	19,023
CAMBIA	7,203	6,172
Lazanda	3,925	4,560
Zipsor	4,651	5,452
Pharmacy benefit manager dispute reserve	(4,742)	—
Total product sales	90,285	104,571
Royalties:
Others	162	209
Total royalty revenue	162	209
Total revenues	$90,447	$104,780

Product Sales

NUCYNTA.  We closed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA for Janssen Pharma, and we re-launched NUCYNTA with our increased sales force in mid-June 2015. The decrease in NUCYNTA product sales in the three months ended March 31, 2017 as compared to the same period in 2016 is primarily the result of lower unit demand for NUCYNTA and lower net sales per unit shipped resulting from increased managed care rebates. We expect NUCYNTA franchise product sales and unit volume to increase from current levels for the remainder of 2017.

Gralise.  In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies. Gralise product sales for the three months ended March 31, 2017 were slightly less than those for the three months ended March 31, 2016. This decrease resulted from lower unit demand offset, in part, by price increases. We expect Gralise product sales to be flat from current levels for the remainder of 2017.

CAMBIA. We began shipping and recognizing product sales on CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. The increase in CAMBIA product sales in the three months ended March 31, 2017 as compared to the same period in 2016, is primarily a result of price increases offset, in part, by lower unit demand. We expect CAMBIA product sales and unit volume to increase from current levels for the remainder of 2017.

Lazanda. We began shipping and recognizing product sales on Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. The decrease in Lazanda product sales in the three months ended March 31, 2017, as compared to the same period in 2016, is primarily a result of lower unit demand offset, in part, by price increases. We expect Lazanda product sales and unit volume to decrease from current levels for the remainder of 2017 as a result of the deterioration of the Transmucosal Immediate Release Fentanyl (TIRF) market and the cessation of promotion of Lazanda by our salesforce.

Zipsor.  We began shipping and recognizing product sales on Zipsor at the end of June 2012. We began commercial promotion of Zipsor in July 2012. The decrease in Zipsor product sales in the three months ended March 31, 2017 as compared to the same period in 2016, is a result of reduced unit demand offset, in part, by price increases.

Pharmacy Benefit Manager (“PBM”).  This is a reserve with respect to a dispute with a PBM over rebates relating to NUCYNTA ER, NUCYNTA and Gralise.  The dispute relates to rebate claims submitted for $5.7 million with respect to the year ended December 31, 2015 and the first half of 2016. As of December 31, 2016, we established a reserve for $1.0 million with respect to these claims, and we determined the likely amount payable on settlement would not be material to our consolidated financial statements.  However, as a result of further communication with the PBM during the first quarter of 2017, it became clear that the Company’s failure to pay the disputed amount would adversely impact the Company’s ability to maintain a favorable position on the PBM’s formulary.  Accordingly, despite the Company’s belief that the claims in dispute are invalid, the Company decided to pay the disputed amounts and to either seek arbitration or perform a third-party audit of the disputed claims.  Consequently, we have increased our reserve against this matter by $4.7 million which is an offset to net sales for the three months ended March 31, 2017.  We will adjust net sales in the future if we resolve this matter for less than the disputed amount.

Strategic Initiatives

We believe the key drivers of our financial results for the three months ended March 31, 2017 include the significant decline in the opioid market and a highly disruptive salesforce realignment implemented in February 2017.  On May 9, 2017, we announced a series of initiatives aimed at driving the growth of our products and increasing our business efficiencies.

•

Our pain salesforce, which was recently increased from 190 to 258, will continue to carry NUCYNTA ER and NUCYNTA IR as their primary focus.  Gralise has been reassigned to our neurology salesforce, where we believe it will receive enhanced promotional focus.  In addition, we will further optimize our sales targeting to ensure health care providers focused on treating pain are sufficiently covered.

•

We will reinvest in Gralise and CAMBIA as well as our neurology salesforce that promotes these products.  The neurology salesforce will be increased from 40 to 60 and will now promote both Gralise and CAMBIA.

•

Due to the significant deterioration within the TIRF market, we will cease promoting Lazanda through our salesforce and instead utilize non-salesforce promotional efforts to support this product.  The 20 sales specialists who previously promoted Lazanda will be reassigned to our neurology salesforce to further support the promotion of Gralise and CAMBIA.

Our expectations regarding the performance of our portfolio for the remainder of 2017 reflect both the operational disruption as well as the anticipated costs and benefits of the foregoing strategic initiatives.

Royalties

Royalties for the three months ended March 31, 2017 are primarily comprised of royalties from Tribute Pharmaceuticals, Inc. on net sales of CAMBIA in Canada and royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalty payments, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of Sales	$17,774	$23,549
Dollar change from prior year	(5,775)	20,437
Percentage change from prior year	(24.5)%	656.7%

The decrease in cost of sales for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to lower product sales and no milestone payments for the three months ended March 31, 2017 as compared to the same period in 2016.

We acquired and began selling CAMBIA in December 2013. In connection with the acquisition, the Company assumed a liability to make certain milestone payments to third parties that were unrelated to the Seller. The milestones are based on cumulative net sales of CAMBIA in a consecutive twelve month period. A post-acquisition milestone of $3 million was triggered during the three months ended March 31, 2016 and is included in cost of sales for the three months ended March 31, 2016.

Cost of sales for NUCYNTA includes a royalty on net sales payable to Grünenthal. NUCYNTA cost of sales for the three months ended March 31, 2017 was approximately 25%.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined was approximately 10% for the three months ended March 31, 2017.

We expect cost of sales to increase for the remainder of 2017, as we expect product sales to increase from current levels. We expect cost of sales for the remainder of 2017 for NUCYNTA to be approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales as a percentage of net sales for the remainder of 2017 will continue at approximately the levels incurred in the first quarter of the year.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidate in development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expenses	$5,084	5,949
Dollar change from prior year	(865)	4,091
Percentage change from prior year	(14.5)%	220.2%

Research and development expenses for the three months ended March 31, 2017 decreased as compared to the same period in 2016 primarily as a result of certain costs in first quarter of 2016 related to pediatric studies related to NUCYNTA, which did not recur in the first quarter of 2017. In light of the changing opioid landscape, the Company is exploring ways to improve cebranopadol’s differentiated profile and potential modifications to the development program prior to its entry into Phase 3 trials, which is now anticipated to begin in late 2018.

We expect research and development costs to increase slightly from our current levels for the remainder of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expenses for the three months ended March 31, 2017, as compared to the same period in 2016, was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses	$48,519	$52,559
Dollar change from prior year	(4,040)	18,017
Percentage change from prior year	(7.7)%	52.2%

The decrease in selling, general and administrative expense for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to lower legal expenses in 2017 and a $5.0 million reduction in the fair value of contingent consideration relating to our Lazanda, CAMBIA and Zipsor acquisitions. The decrease in the fair value of contingent consideration resulted from a reduction in the Company’s estimate of future sales of these products in light of the lower than expected results since March 2017. Selling, general and administrative expenses in 2017 includes a $3.4 million adjustment related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.

The company is implementing a series of cost saving initiatives including reduction in force representing approximately 20% of the staff at the Company’s headquarters. As a result, the company intends to take a one-time charge of up to $5.0 million in 2017. The Company is not able to estimate its non-recurring Selling, general and administrative expenses for 2017.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2017	2016
Amortization of intangible assets—NUCYNTA	$23,576	$24,878
Amortization of intangible assets—Zipsor	584	584
Amortization of intangible assets—Lazanda	291	291
Amortization of intangible assets—CAMBIA	1,284	1,284
	$25,735	$27,037

The NUCYNTA product rights of approximately $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and are being amortized using the straight line method over the estimated useful life of approximately ten years. Amortization commenced on the acquisition date. In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in the Company's patent litigation against all three filers of Abbreviated New Drug Applications (ANDAs) for the Company’s NUCYNTA franchise. Based upon the Court’s ruling, the Company expects market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). Based also upon the Court’s ruling, the Company reviewed the useful life of the NUCYNTA product rights and in 2016 extended that from the previous estimate of June 2025 to December 2025. The estimated amortization expense for the remainder of 2017 is expected to be $70.7 million.

The Zipsor product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are amortized over the estimated useful life of the asset on a straight-line basis through March 2022. The estimated amortization expense for the remainder of 2017 is expected to be $1.8 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. The estimated amortization expense for the remainder of 2017 is expected to be $3.9 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. The estimated amortization expense for the remainder of 2017 is expected to be $0.9 million.

Interest Income and Expense

The decrease in net interest expense for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, is primarily due to prepayment of $100.0 million of the Senior Notes in April 2016 resulting in lower interest expense for the three months ended March 31, 2017. The net interest expense is comprised of:

	Three Months Ended March 31,
(In thousands)	2017	2016
Interest and other income	$250	$130
Interest expense	(20,124)	(22,727)
Net interest expense	$(19,874)	$(22,597)

The interest expense is comprised of:

	Three Months Ended March 31,
(In thousands)	2017	2016
Interest payable on Senior Notes	$12,766	$15,625
Interest payable on Convertible Notes	2,156	2,156
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	4,650	4,236
Changes in fair value of contingent consideration	531	594
Other	21	116
Total interest expense	$20,124	$22,727

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

In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss was recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the three months ended June 30, 2016. In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee. The Company will record a net loss on prepayment of the Senior Notes of $5.4 million which will represent the prepayment fee of $4.0 million and unamortized balances of debt discount and debt issuance costs of $1.4 million in the Consolidated Statement of Operations during the three months ending June 30, 2017. As a result of the prepayment of $100.0 million of Senior Notes in April 2017, the Company expects the interest expense relating to the Senior Notes to decrease in the second quarter of 2017 as compared to first quarter of 2017.

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

Income Tax Provision

We recorded a provision from income taxes of $0.2 million for the three months ended March 31, 2017 compared to a benefit from income taxes of $6.0 million for the three months ended March 31, 2016, respectively. The provision from income taxes in the three months ended March 31, 2017, as compared to the benefit from income taxes for the same period in 2016, is primarily attributable to a full valuation allowance in 2017. We paid approximately $0.0 million in income taxes in the three months ended March 31, 2017. We paid approximately $0.0 million in income taxes in the three months ended March 31, 2016, respectively.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non‑GAAP adjusted earnings, non‑GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, non‑GAAP financial measures, as useful operating metrics for the three month periods ended March 31, 2017 and 2016.

We believe that the presentation of these non‑GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information to analysts, investors, lenders, and our management in assessing the Company’s performance and results from period to period. We use these non‑GAAP measures internally to understand, manage and evaluate the Company’s performance, and in part, in the determination of bonuses for executive officers and employees.

These non‑GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

Non‑GAAP adjusted earnings and non‑GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude amortization, IPR&D and non‑cash adjustments related to product acquisitions, stock‑based compensation expense, non‑cash interest expense related to debt, costs associated with the Company’s defense against the Horizon Pharma hostile takeover bid, the special meeting requests made by an activist investor and CEO transition, adjustments associated with non-recurring legal settlements and disputes, and to adjust for the tax effect related to each of the non-GAAP adjustments. Non‑GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude interest income, interest expense, amortization, IPR&D and non‑cash adjustments related to product acquisitions, stock‑based compensation expense, depreciation, taxes, adjustments related to non-recurring legal settlements and disputes, costs associated with the our defense against the Horizon Pharma hostile takeover bid, the special meeting requests made by an activist investor, and CEO transition.

Non‑GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non‑GAAP measures used by other companies.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted earnings for the three months ended March 31, 2017 and March 31, 2016, respectively (in thousands, except per share amount):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)

GAAP net loss	$(26,741)	$(20,917)
Non-cash interest expense on debt	4,650	4,235
Managed care dispute reserve	4,742	—
Intangible amortization related to product acquisitions	25,735	27,037
Inventory step-up related to product acquisitions	—	10
Contingent consideration related to product acquisitions	(4,469)	417
Stock based compensation	3,556	3,910
Other costs (1)	2,276	185
Valuation allowance on deferred tax assets	7,568	—
Income tax effect of non-GAAP adjustments (3)	(12,884)	(12,543)
Non-GAAP adjusted earnings	$4,433	$2,334
Add interest expense of convertible debt, net of tax (2)	—	—
Numerator	$4,433	$2,334
Shares used in calculation (2)	64,294	62,762
Non-GAAP adjusted earnings per share	$0.07	$0.04

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor, CEO transition and costs associated with the Company's defense of Horizon Pharma's hostile takeover attempt.

(2)

The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.  However, for the three months ended March 31, 2017 and 2016, the underlying shares of the convertible debt were not added to the denominator and the related interest expense was not added back to the numerator because the effect would be anti-dilutive and increase non-GAAP adjusted earnings per share.

(3)

Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate.  Expected cash taxes were $202 for the three months ended March 31, 2017 and $1,020 for the three months ended March 31, 2016.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)

GAAP net loss	$(26,741)	$(20,917)
Pharmacy benefit manager dispute reserve	4,742	—
Intangible amortization related to product acquisitions	25,735	27,037
Inventory step-up related to product acquisitions	—	10
Contingent consideration related to product acquisitions	(4,469)	417
Stock based compensation	3,556	3,910
Interest income	(204)	(130)
Interest expense	19,572	22,133
Depreciation	626	631
Benefit from income taxes	202	(5,994)
Other costs (1)	2,276	185
Transaction costs	—	43
Non-GAAP adjusted EBITDA	$25,295	$27,325

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor, CEO transition and costs associated with the Company's defense of Horizon Pharma's hostile takeover attempt.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(In thousands)	2017	2016
Cash, cash equivalents and short-term investments	$194,512	$177,420

The increase in cash, cash equivalents and short-term investments during the three months ended March 31, 2017 is primarily attributable to cash generated from operations during the three months ended March 31, 2017.

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

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	the timing and cost of our cebranopadol clinical trials;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	interest and principal payments on our current and future indebtedness;
•	financial terms of definitive license agreements or other commercial agreements we may enter into;
•	changes in the focus and direction of our business strategy and/or research and development programs; and
•	results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash (used in) provided by operating activities	$16,006	$(16,077)
Cash provided by investing activities	52,411	95,843
Cash provided by financing activities	1,684	1,123

Cash Flows from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2017 primarily reflects significantly higher cash collections from accounts receivable in the first quarter of 2017 as compared to the same period in 2016. The cash used in operating activities for the three months ended March 31, 2016 was primarily reflective of bi-annual royalty payments for NUCYNTA® and timing of payments associated with our pediatric studies related to NUCYNTA®.

Cash Flows from Investing Activities

Cash provided by investing activities during the three months ended March 31, 2017 primarily relates to the timing of maturity of marketable securities for the prepayment of debt in April 2017. Cash provided by investing activities during the three months ended March 31, 2016 primarily relates to the maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2017 and March 31, 2016 primarily consisted of proceeds from employee stock option exercises.

Contractual Obligations

As of March 31, 2017, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

				More than
	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Senior Notes—principal	$—	172,500	258,750	43,750	$475,000
Senior Notes—interest	51,772	83,111	33,451	—	168,334
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	12,938	—	38,813
Operating leases(1)	4,222	5,739	3,537	1,143	14,641
Purchase commitments	30,249	2,200	—	—	32,449
	$94,868	$280,800	$653,676	$44,893	$1,074,237

(1)	Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

As of March 31, 2017, we had non-cancelable purchase orders and minimum purchase obligations of approximately $32.4 million under our manufacturing agreements related to NUCYNTA, Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2016 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investments in money market funds which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in the LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $4.3 million per year on the remaining principal of $375 million of Senior Notes.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 3, 2016, Alkem filed an appeal in the United States Court of Appeals for the Federal Circuit appealing the Court’s finding that the ’364 and ’130 Patents are not invalid and that Alkem infringes the ’130 Patent.  The Company moved to terminate Alkem’s appeal on the grounds that a final judgment had not yet been entered by the Court, and the Federal Circuit deactivated Alkem’s appeal on December 16, 2016.  On April 11, 2017, the Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem.  The judgment includes an injunction enjoining all three defendants from engaging in certain activities with tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028).  The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.

The Company expects that defendants will reactivate the previously filed appeal now that final judgment has been entered. The Company is considering a cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. On July 22, 2016, the parties submitted a proposed schedule for the Markman hearing. The Markham hearing was held on November 2, 2016 and on April 6, 2017, the Court issued a Markman order which is available on the docket.  On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents. On June 28, 2016, the Company filed a reply brief to its motion for leave. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.

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

On February 1, 2017, Depomed filed a Second Amended Complaint pleading willful infringement.  On February 15, 2017, Purdue answered Depomed’s Second Amended Complaint asserting counterclaims of non-infringement, invalidity and unenforceability.  On March 6, 2017, Depomed moved to dismiss Purdue’s counterclaim of inequitable conduct and moved to strike affirmative defenses of inequitable conduct, unclean hands, and patent misuse.  On March 20, 2017, Purdue filed an opposition to Depomed’s motion, and on March 27, 2017, Depomed filed a reply brief.  The Court has not yet issued a ruling on Depomed’s motion to dismiss and motion to strike.  On April 17, 2017, the Court issued an order finding Purdue’s motion to amend its Answer was moot.  On April 18, 2017, the Court issued an order setting the close of fact discovery no earlier than May 19, 2017, depending on how it rules on Depomed’s motion to dismiss and motion to strike.  Expert discovery is to be scheduled one month after the close of fact discovery after which dispositive motions may be filed and a final pretrial conference will be held.  No trial date has been set by the Court, though the Company expects a trial may be scheduled at the end of 2017 or early 2018.

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

Depomed v. Strides Pharma Inc. and Strides Pharma Global Pte Limited

On May 5, 2017, the Company filed suit in the U.S. District Court for the District of New Jersey against Strides Pharma Inc. and Strides Pharma Global Pte Limited (collectively, Strides) based on Strides’ filing of an ANDA to market a generic version of ZIPSOR prior to the expiration of U.S. Patent Nos. 7,662,858; 7,884,095; 7,939,518; 8,110,606; 8,623,920; and 9,561,200 (the patents-in-suit).  By letter dated March 27, 2017, Strides informed the Company that it had filed an ANDA for a generic version of ZIPSOR with Paragraph IV certifications against each of the patents-in-suit.  The Company’s filing of the complaint against Strides resulted in an automatic 30-month stay of FDA approval of Strides’ ANDA, lasting until September 2019.

Previously, in July 2013, the Company filed suit against Banner Pharmacaps Inc. (Banner) and Watson Laboratories, Inc. (Watson) based on Banner’s filing of an ANDA for a generic version of ZIPSOR.  The Company and the defendants reached a settlement of the case that permits Watson to begin selling their generic version of ZIPSOR on March 24, 2022, or earlier under certain circumstances. The Company believes that Banner and Watson may be entitled to 180-day exclusivity with respect to generic ZIPSOR.

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

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2016 Form 10-K.

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

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA ER and NUCYNTA, our largest selling products which generated approximately 62% of our total product revenues in 2016, and approximately 64% of our total product revenues for the three months ended March 31, 2017, our business, financial condition and results of operations will be materially and adversely affected.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the Court issued its opinion finding all three of the Orange Book patents valid and enforceable. On April 11, 2017, the Court entered a final judgment, which included an injunction enjoining the Filers from engaging in certain activities with tapentadol (the active ingredient in NUCYNTA) and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028).  The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity.  The Court’s final judgment remains subject to potential appeal.

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

Third-party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts or discounts to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. If third-party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our business, financial condition and results of operations will be adversely affected. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Changes in laws and regulations applicable to the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. The Centers for Disease Control (CDC) recently issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME).  Certain payers are, or are considering, adopting these CDC guidelines. In addition, states, including the Commonwealth of Massachusetts and the State of New York, have either recently enacted or have pending legislation designed to among other things, limit the duration and quantity of initial prescriptions of immediate release form of opiates and mandate the use by prescribers of prescription drug databases. These and other initiatives may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect our business, financial condition and results of operations. Additionally, we were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, the U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In addition, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. In March 2017, President Trump announced the creation of a commission to make recommendations to the president regarding news laws and policies to combat opioid addiction and abuse. These and other changes, and potential changes in laws and regulations, including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opioids, could adversely affect our business, financial condition and results of operations.

We may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA ER and NUCYNTA, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA ER and NUCYNTA compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is owned by Endo Pharmaceuticals, Inc. (Branded pain field force eliminated as of 2017), each of which is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Each of OxyContin® and OPANA® ER have achieved significant levels of market acceptance. There are also a number of branded and generic opioids, including oxymorphone, fentanyl, morphine, buprenorphine and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. Butrans® (promoted by Purdue) will lose its patent in 2017. Pfizer’s new opioid Troxyca® ER was approved in 2016, but has not yet launched. Teva’s VantrelaTM ER was approved in 2017, but has not yet launched. Inspirion has received approval for MorphaBond ER (morphine sulfate) and RoxyBond (oxycodone HCL), with expected launch in 2H 2017. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), has been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA ER and NUCYNTA.

Branded gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for partial onset epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin® have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica® (pregabalin), has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Pfizer announced positive Phase 3 clinical trial results for its Lyrica® controlled release formulation for fibromyalgia and for PHN (in 2012 and 2014, respectively), though its epilepsy trial did not meet primary endpoint (in 2012). Arbor Pharmaceuticals, LLC’s Horizant™ (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Relpax, Zomig® nasal, Onzetra®, Xsail®,TM ZembraceTM, SymTouchTM and Treximet®, which is a fixed-dose combination product containing sumatriptan plus naproxen. Pfizer’s Relpax® patent expired in December 2016, and generic entrants are expected. There are other products prescribed for or under development for the treatment of migraines that are now or may become competitive with CAMBIA.

Transmucosal immediate-release fentanyl (TIRF), an opioid analgesic, is currently sold by a number of companies for the treatment of breakthrough pain in opioid-tolerant cancer patients. Branded TIRF products against which Lazanda currently competes include Subsys®, which is sold by Insys Therapeutics, Inc., Fentora® and Actiq®, which are sold by Teva, Abstral®, which is sold by Sentynl Therapeutics Inc., and Onsolis®, which Collegium Pharmaceutical, Inc. plans to relaunch in 2017. Generic TIRF products against which Lazanda currently competes are sold by Mallinckrodt, Teva and Endo.

Competition in the pharmaceutical industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and may achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we do.

Our customer concentration may materially adversely affect our financial condition and results of operations.

We sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 36%, 27% and 25% of our product shipments for the year ended December 31, 2016 and 35%, 29% and 26% of our product shipments for the three months ended March 31, 2017. If we were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities associated with NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda, as well as marketing activities related to any other products that we may acquire, or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

Acquisition of new and complementary businesses, products and technologies is a key element of our corporate strategy. If we are unable to successfully identify and acquire such businesses, products or technologies, our business growth and prospects will be limited.

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

Integrating any business, product or technology we acquire, such as NUCYNTA ER and NUCYNTA, is expensive, time consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

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

In 2013, 2014, 2015, and 2016, our wholesalers ended the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year. As a result, in the first quarters of 2014, 2015, 2016 and 2017, net sales were lower than would otherwise have been the case as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year, could adversely affect our operating results and may cause our stock price to decline.

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

On October 17, 2016, we and Starboard Value LP (Starboard) entered into a settlement agreement pursuant to which, among other things, (i) three independent directors appointed by Starboard joined our Board of Directors, (ii) we amended our bylaws to move the window for shareholders director nominations and other shareholder proposals for consideration at the 2017 annual meeting of shareholders to March 15, 2017 through April 15, 2017 and (iii) Starboard agreed to withdraw its request for the Special Meeting scheduled to be held on November 15, 2016. On March 28, 2017, we and Starboard entered into a cooperation and support agreement pursuant to which, among other things, two additional independent directors appointed by Starboard joined our Board of Directors and the parties agreed to certain standstill commitments.

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

We have in the past and may in the future be subject to unsolicited attempts to gain control of our company. Responding to any such attempt would distract management attention away from our business and would require us to incur significant costs. Moreover, any unsolicited takeover attempt may disrupt our business by causing uncertainty among current and potential employees, producers, suppliers, customers and other constituencies important to our success, which could negatively impact our financial results and business initiatives. Other disruptions to our business include potential volatility in our stock price and potential adverse impacts on the timing of, and our ability to consummate, acquisitions of products and companies.

We depend on third parties that are single source suppliers to manufacture our products. If these suppliers are unable to manufacture and supply our products, or if there is insufficient availability of our products or the raw materials necessary to manufacture our products, our business will suffer.

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor, Lazanda and Gralise. An affiliate of Janssen Pharma is currently our sole supplier of NUCYNTA ER and NUCYNTA pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor in June 2012. DPT Lakewood Inc. is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of Lazanda in July 2013. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor or Lazanda, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or could be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we have previously been engaged in ANDA litigation involving NUCYNTA ER, NUCYNTA and NUCYNTA oral solution as well as Gralise. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings may take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office could adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness in the aggregate principal amount of $820.0 million under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  President Trump also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law.  Further, the House recently passed the American Health Care Act of 2017, which would repeal significant portions of the ACA, if it becomes law. There is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls or caps on prescription drugs, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

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

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and may require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

If a product liability claim against us is successful, our business will suffer.

Our business involves exposure to potential product liability risks that are inherent in the development, production and commercialization of pharmaceutical products. Side effects, manufacturing defects, misuse or abuse of any of our products could result in patient injury or death. For instance, Lazanda is a self-administered, opioid analgesic that contains fentanyl, a Schedule II “controlled substance” under the CSA. A patient’s failure to follow instructions on the use and administration of, or the abuse of Lazanda, could result in injury or death. In addition, patients using Lazanda have been diagnosed with cancer, an often fatal disease. Patient injury or death can result in product liability claims being brought against us, even if our products did not cause an injury or death. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

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

In addition to federal regulations, many individual states also have controlled substances laws. Although state controlled substances laws generally mirror federal law, because the states are separate jurisdictions they may separately schedule our products. Any failure by us or our partners to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and distribute fentanyl or to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law and could adversely affect our business, results of operations and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From March 31, 2015 through March 31, 2017, our stock price has ranged from $12.25 to $33.74 per share.

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
•

our ability to successfully develop and execute our sales and marketing strategies, including the sales force realignment we undertook in the first quarter of 2017 and the strategic initiatives we announced in May 2017;

•

our plans to acquire, in-license or co-promote other products, compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

•	our ability to successfully develop, obtain regulatory approval for and commercialize a product containing cebranopadol;
•	adverse events related to our products, including recalls;
•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;
•	variations in revenues obtained from collaborative agreements, including milestone payments, royalties, license fees and other contract revenues;
•	adverse events or circumstances related to our peer companies or our industry or the markets for our products;
•	adoption of new technologies by us or our competitors;
•	the outcome of our patent infringement litigation against Purdue;
•	the outcome and impact of a proxy contest initiated by an activist shareholder;
•	our compliance with the terms and conditions of the agreements governing our indebtedness;
•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;
•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and
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

To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. In 2016 and 2015 we incurred net losses of $88.7 million and $75.7 million, respectively, and in 2014 we recognized net income of $131.8 million. We expect to incur operating losses in 2017 and may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

The development of drug candidates such as cebranopadol is inherently difficult and uncertain, and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

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

We have recently experienced a significant transition in our Board of Directors and executive management.

We recently experienced significant changes in our Board of Directors and executive management team. If our newly appointed directors and Chief Executive Officer are not able to timely develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. Moreover, the changes to our Board of Directors and executive management team may result in disruption to the operation of our business. While our newly appointed Chief Executive Officer has significant industry-related experience, he has not previously worked together with the other members of our executive management team and it may take time for the team to become fully integrated. Any delay in the integration of our Board of Directors or executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business and results of operations.

Further, as a result of the changes to our Board of Directors and executive management, the future business strategies and plans of the Company may differ materially from those of those we previously pursued. If the implementation of our new business strategies and plans, including the strategic initiatives announced by us in May 2017, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

Our success is dependent in large part upon the continued services of our executive management with whom we do not have employment agreements.

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with any of our executive officers that provide for their continued employment with us. We may have difficulty filling open senior commercial, scientific and financial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

Our financial results are impacted by management’s assumptions and use of estimates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions, fair value of contingent consideration and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.

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

Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting and actuarial personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price or expose us to litigation or regulatory proceedings, which may be costly or divert management attention.

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

In addition, if the Convertible Notes become convertible, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than a long-term liability, which would result in a material reduction of our net working capital. Finally, we use the if-converted method to compute diluted earnings per share with respect to our convertible debt, which could be more dilutive than assuming the debt would be settled in cash.

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

Provisions in our restated articles of incorporation, bylaws and California law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire control of our company without the approval of our Board of Directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

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

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our third party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the Company
3.5	(5)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of the Company
3.6	(5)	Certificate of Determination of Series B Junior Participating Preferred Stock of the Company
3.7	(6)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock
3.8	(5)	Amended and Restated Bylaws
3.9	(7)	Amendment No. 1 to the Amended and Restated Bylaws
10.1	(8)	Cooperation and Support Agreement dated March 28, 2017, by and among the Company, Starboard Value LP and certain of its affiliates
10.2	(*)	Waiver and Release Agreement dated March 28, 2017, by and between the Company and James A. Schoeneck
10.3	(*)	Offer Letter dated March 28, 2017, by and between the Company and Arthur J. Higgins
10.4	(*)	Management Continuity Agreement dated March 28, 2017, by and between the Company and Arthur J. Higgins
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Arthur J. Higgins
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of Arthur J. Higgins
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

(1)Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-25445)

(2)Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003 (File No. 001-13111)

(3)Incorporated by reference to the Company’s Form 8-K filed on May 19, 2015 (File No. 001-13111)

(4)Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005 (File No. 001-13111)

(5)Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015 (File No. 001-13111)

(6)Incorporated by reference to the Company’s Form 8-K filed on July 29, 2015 (File No. 001-13111)

(7)Incorporated by reference to the Company’s Form 8-K filed on October 19, 2016 (File No. 001-13111)

(8)Incorporated by reference to the Company’s Form 8-K filed on March 29, 2017 (File No. 001-13111)

(*)Filed herewith

(**)Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2017	DEPOMED, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer