Form 10-Q
period 2017-06-30
DEPOMED INC
filed 2017-08-07
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of August 4, 2017 was 62,988,986.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$113,225	$117,709
Short-term investments	3,574	59,711
Accounts receivable, net	78,337	102,056
Receivables from collaborative partners	371	533
Inventories	10,433	13,033
Prepaid and other current assets	13,103	13,162
Total current assets	219,043	306,204
Property and equipment, net	14,532	15,526
Intangible assets, net	850,679	902,149
Other assets	1,346	1,458
Total assets	$1,085,600	$1,225,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,407	$14,855
Accrued rebates, returns and discounts	140,006	131,536
Accrued liabilities	53,052	59,398
Income taxes payable	—	59
Current portion of Senior Notes	57,500	—
Contingent consideration liability, current portion	1,851	4,578
Interest payable	13,208	15,924
Other current liabilities	917	892
Total current liabilities	278,941	227,242
Contingent consideration liability, long-term portion	5,505	10,247
Senior Notes	311,112	466,051
Convertible Notes	260,938	252,725
Other long-term liabilities	17,708	18,284
Commitments
Shareholders’ equity:
Preferred stock	—	—
Common stock	306,103	291,634
Additional paid-in capital	75,707	75,917
Accumulated deficit	(170,412)	(116,744)
Accumulated other comprehensive loss, net of tax	(2)	(19)
Total shareholders’ equity	211,396	250,788
Total liabilities and shareholders' equity	$1,085,600	$1,225,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$100,232	$116,517	$190,517	$221,088
Royalties	225	165	387	374
Total revenues	100,457	116,682	190,904	221,462
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	19,725	20,965	37,499	44,514
Research and development expenses	5,614	7,116	10,698	13,065
Selling, general and administrative expenses	50,010	51,903	98,529	104,462
Amortization of intangible assets	25,735	27,037	51,470	54,074
Restructuring charges	3,441	—	3,441	—
Total costs and expenses	104,525	107,021	201,637	216,115
(Loss) Income from operations	(4,068)	9,661	(10,733)	5,347
Other (expense) income:
Interest and other income	282	67	532	197
Loss on prepayment of Senior Notes	(5,364)	(5,777)	(5,364)	(5,777)
Interest expense	(17,758)	(20,148)	(37,882)	(42,875)
Total other expense	(22,840)	(25,858)	(42,714)	(48,455)
Net loss before income taxes	(26,908)	(16,197)	(53,447)	(43,108)
Benefit from income taxes	249	5,656	47	11,650
Net loss	$(26,659)	$(10,541)	$(53,400)	$(31,458)
Basic and diluted net loss per share	$(0.43)	$(0.17)	$(0.86)	$(0.52)
Shares used in computing basic and diluted net loss per share	62,531,696	61,166,044	62,331,471	61,032,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(26,659)	$(10,541)	$(53,400)	$(31,458)
Unrealized gains on available-for-sale securities, net of tax	2	(1)	17	35
Comprehensive loss	$(26,657)	$(10,542)	$(53,383)	$(31,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(53,400)	$(31,458)
Adjustments for non-cash items:
Depreciation and amortization	52,691	55,336
Accretion of debt discount and debt issuance costs	9,411	8,624
Loss on prepayment of Senior Notes	5,364	5,777
Provision for inventory obsolescence	2,110	403
Gain on disposal of property and equipment	(275)	—
Stock-based compensation	6,959	8,238
Change in fair value of contingent consideration	(6,176)	527
Deferred income taxes	—	(12,232)
Other	264	472
Changes in assets and liabilities:
Accounts receivable	23,719	(8,354)
Receivables from collaborative partners	162	67
Inventories	490	(346)
Prepaid and other assets	173	(4,912)
Accounts payable and other accrued liabilities	(9,135)	(3,060)
Accrued rebates, returns and discounts	8,470	(3,251)
Interest payable	(2,716)	(2,889)
Net cash provided by operating activities	38,111	12,942
Investing Activities
Purchases of property and equipment	(504)	(2,538)
Proceeds from disposal of property and equipment	280	—
Purchases of marketable securities	(2,391)	(26,570)
Maturities of marketable securities	58,281	103,707
Net cash provided by investing activities	55,666	74,599
Financing Activities
Payment of contingent consideration liability	(1,293)	(600)
Repayment of Senior Notes	(100,000)	(100,000)
Prepayment fees for repayment of Senior Notes	(4,000)	(5,000)
Proceeds from issuance of common stock	7,242	5,163
Shares withheld for payment of employee's withholding tax liability	(210)	(367)
Net cash used in financing activities	(98,261)	(100,804)
Net increase in cash and cash equivalents	(4,484)	(13,263)
Cash and cash equivalents at beginning of year	117,709	101,084
Cash and cash equivalents at end of period	$113,225	$87,821
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$121	78
Cash paid for interest	$30,187	35,823
Capital expenditures incurred but not yet paid	$130	124

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

As of June 30, 2017, the Company has one product candidate, cebranopadol initially for the treatment of chronic lower back pain and potentially for chronic nociceptive and neuropathic pain.  The Company is currently evaluating the development plan for cebranopadol, including the timing of potential Phase 3 trials.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the entire year ending December 31, 2017 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2016 Form 10-K). The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, as filed in the Company’s 2016 Form 10-K.

See Note 14 herein for information regarding impact of an out of period adjustment related to the Branded Prescription Drug fee (“BPD”) on our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as, but not limited to, sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions, fair value of contingent consideration and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.

Change in estimate – During the three months ended March 31, 2017, the Company established a reserve with respect to a dispute with a PBM over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted with respect to the year ended December 31, 2015 and the first half of 2016.  As of December 31, 2016, the Company established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements.  However, as a result of further communication with the PBM during the three months ended March 31, 2017, it became clear that the Company’s failure to pay the disputed amount would adversely impact the Company’s ability to maintain a favorable position on the PBM’s formulary. Accordingly, despite the Company’s belief that the claims in dispute are invalid, the Company increased the reserve against this matter by $4.7 million which is an offset to net sales for the three months ended March 31, 2017.  The Company will adjust net sales in the future if it resolves this matter for an amount different than currently reserved.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, royalties and milestones earned under its contractual arrangements.

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

•

Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company's agreements with customers, historical product returns, rebates or discounts taken or expected to be taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company's estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company's sales allowances include:

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

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of June 30, 2017 and December 31, 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$91,971	$—	$—	$91,971
Money market funds	63	—	—	63
Commercial paper	21,191	—	—	21,191
Total cash and cash equivalents	$113,225	$—	$—	$113,225
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	$3,576	$—	$(2)	$3,574
Total short-term investments	$3,576	$—	$(2)	$3,574
Total	$116,801	$—	$(2)	$116,799

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$87,845	$—	$—	$87,845
Money market funds	532	—	—	532
Corporate debt securities and commercial paper	29,334	—	(2)	29,332
Total cash and cash equivalents	$117,711	$—	$(2)	$117,709
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	$59,728	$—	$(17)	$59,711
Total short-term investments	$59,728	$—	$(17)	$59,711
Total	$177,439	$—	$(19)	$177,420

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities. The Company invests its cash in marketable securities, U.S. Treasury and government agency securities, and high quality securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the Condensed Consolidated Balance Sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the Condensed Consolidated Statement of Operations. As of June 30, 2017, commercial paper includes $1.6 million of fair value of securities issued by Federal Home Loan Banks. As of December 31, 2016, the Company did not have any securities issued by Federal Home Loan Banks.

As of June 30, 2017, the Company had 1 security in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$1,178	$(2)	$—	$—	$1,178	$(2)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until the recovery or maturity of such investments, there were no material other-than-temporary impairments for these securities at June 30, 2017. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$63	$—	$—	$63
Commercial paper	—	23,587	—	23,587
Corporate debt securities	—	1,178	—	1,178
Total	$63	$24,765	$—	$24,828
Liabilities:
Contingent consideration—Zipsor	$—	$—	$579	$579
Contingent consideration—Lazanda	—	—	5,857	5,857
Contingent consideration—CAMBIA	—	—	920	920
	$—	$—	$7,356	$7,356

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$532	$—	$—	$532
Commercial paper	—	52,192	—	52,192
Corporate debt securities	—	36,850	—	36,850
Total	$532	$89,042	$—	$89,574
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,489	$1,489
Contingent consideration—Lazanda	—	—	11,742	11,742
Contingent consideration—CAMBIA	—	—	1,594	1,594
	$—	$—	$14,825	$14,825

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the revenue forecast, discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value, beginning of the period	$8,611	$14,864	$14,825	$14,971
Changes in fair value recorded in interest expense	265	600	796	1,194
Changes in fair value recorded in selling, general and administrative expenses	(1,128)	(110)	(6,128)	(287)
Royalties and milestone paid	(392)	(456)	(2,137)	(980)
Total	7,356	14,898	7,356	14,898

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value, based on quoted market prices of the Company’s debt, was approximately $305.0 million and $390.0 million (par value $345.0 million) as of June 30, 2017 and December 31, 2016, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of June 30, 2017 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2017 and June 30, 2016.

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, related to unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible debt. As the Company had net losses for the three and six months ended June 30, 2017 and June 30, 2016, all potentially dilutive common shares were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2017	2016	2017	2016
Basic and diluted net loss per share
Net loss	$(26,659)	$(10,541)	$(53,400)	$(31,458)
Denominator	62,532	61,166	62,331	61,032
Basic and diluted net loss per share	$(0.43)	$(0.17)	$(0.86)	$(0.52)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2017	2016
Convertible debt	17,931	17,931
Stock options and equivalents	8,215	9,645
Total potentially dilutive common shares	26,146	27,576

NOTE 4.  LICENSE ARRANGEMENTS

Janssen Pharmaceuticals, Inc.

In August 2012, the Company entered into a license agreement with Janssen Pharma that granted Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to its Acuform® drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets). The Company receives low single digit royalties on net sales of NUCYNTA ER in Canada and Japan through December 31, 2021. The Company was also previously receiving royalties on sales of NUCYNTA ER in the U.S. until its acquisition of the U.S. rights to NUCYNTA ER from Janssen Pharma on April 2, 2015.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s Employee Stock Purchase Program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$39	$8	$75	$16
Research and development expense	260	131	607	208
Selling, general and administrative expense	3,104	4,189	6,277	8,014
Total	$3,403	$4,328	$6,959	$8,238

At June 30, 2017, the Company had $34.0 million of total unrecognized compensation expense related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.62 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$1,750	$2,362
Work-in-process	1,152	869
Finished goods	7,531	9,802
Total	$10,433	$13,033

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation	$10,604	$11,730
Accrued royalties	18,486	21,703
Other accrued liabilities	23,962	25,965
Total accrued liabilities	$53,052	$59,398

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

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i)

9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended March 31, 2017 was 10.75% and the interest rate for the three months ended June 30, 2017 was 10.90%.

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

In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.4 million which represented the prepayment fee of $4.0 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $1.4 million in April 2017.

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

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	87,500
$375,000

The following is a summary of the carrying value of the Senior Notes as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Principal amount of the Senior Notes	$375,000	$475,000
Unamortized debt discount balance	(6,142)	(8,605)
Unamortized debt issuance costs	(246)	(344)
	$368,612	$466,051

The debt discount and debt issuance costs are being amortized as interest expense through April 2022 using the effective interest method. The following is a summary of interest expense for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest expense	$10,393	$12,997	$23,159	$28,622
Amortization of debt discount and debt issuance costs	595	564	1,197	1,082
Total interest expense	$10,988	$13,561	$24,356	$29,704

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the three months ended June 30, 2017. As a result, the Convertible Notes were not convertible as of June 30, 2017.

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

The following is a summary of the liability component of the Convertible Notes as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(79,864)	(87,570)
Unamortized debt issuance costs	(4,198)	(4,705)
	$260,938	$252,725

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated coupon interest	$2,156	$2,156	$4,312	$4,312
Amortization of debt discount and debt issuance costs	4,165	3,824	8,213	7,542
Total interest expense	$6,321	$5,980	$12,525	$11,854

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2017, employees exercised options to purchase 529,555 and 813,352 shares of the Company’s common stock with net proceeds to the Company of approximately $3.4 million and $6.0 million, respectively. For the three and six months ended June 30, 2016, employees exercised options to purchase 203,494 and 414,499 shares of the Company’s common stock with net proceeds to the Company of approximately $2.0 million and $3.4 million, respectively.

Restricted Stock Units

For the three and six months ended June 30, 2017, the Company issued 42,068 shares of the Company’s common stock due to vesting of restricted stock units. For the three and six months ended June 30, 2016, the Company issued 42,697 shares of the Company’s common stock due to vesting of restricted stock units.

NOTE 10.  INCOME TAXES

As of June 30, 2017, our deferred tax assets are fully offset by a valuation allowance.  The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, we provided a full valuation allowance against our net deferred assets in December of 2016.  We reassess the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three and six months ended June 30, 2017, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance. For the three and six months ended June 30, 2016, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

As of June 30, 2017 and December 31, 2016, the Company had $14.9 million and $14.7 million of unrecognized tax benefits, respectively. Tax years 2013-2017 remain open to examination by the Internal Revenue Service and tax years 2012-2017 remain open in certain state taxing jurisdictions in which the Company operates.  The Company’s net operating losses and credits from earlier tax years may remain open to adjustment by taxing authorities until the statute of limitation tolls on the year all carryovers are utilized in full.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.9 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable operating lease for our office building and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at June 30, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017 (remainder)	$2,268
2018	3,747
2019	2,579
2020	2,005
2021	1,673
Thereafter	1,572
Total	$13,844

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $8.7 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.5 million as of June 30, 2017 and $1.6 million as of December 31, 2016. Rent expense relating to the office and laboratory lease agreement for the three months ended June 30, 2017 and June 30, 2016, was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

The Company has an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force, with the lease terms ranging from 18 to 48 months. The Company will pay approximately $5.1 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended June 30, 2017 and June 30, 2016 was $0.8 million and $0.8 million, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ’130 Patent against Actavis. The ’130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claimed that Actavis would infringe or induce infringement of the ’130 Patent if its proposed generic products were approved. In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ’130 Patent.

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

Notices of appeal were filed by defendants Alkem and Roxane concerning the ’364 and ’130 patent issues.  The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent.  The appeals have been consolidated at the Federal Circuit, and the briefing schedule is expected to continue until the first quarter of 2018, with a hearing scheduled later in 2018.  The ’593 patent is not the subject of any appeals.

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

On February 1, 2017, Depomed filed a Second Amended Complaint pleading willful infringement.  On February 15, 2017, Purdue answered Depomed’s Second Amended Complaint asserting counterclaims of non-infringement, invalidity and unenforceability.  On March 6, 2017, Depomed moved to dismiss Purdue’s counterclaim of inequitable conduct and moved to strike affirmative defenses of inequitable conduct, unclean hands, and patent misuse.  On March 20, 2017, Purdue filed an opposition to Depomed’s motion, and on March 27, 2017, Depomed filed a reply brief.  On April 17, 2017, the Court issued an order finding Purdue’s motion to amend its Answer was moot.  On June 28, 2017, the Court issued an order granting Depomed’s motion to dismiss Purdue’s affirmative defense of patent misuse and theory of inequitable conduct related to interrogatory responses, and the order denied the remainder of Depomed’s motion.  On July 10, 2017, the case was reassigned to Judge Wolfson.  On July 11, 2017, the Court scheduled fact discovery regarding inequitable conduct to close on August 2, 2017, expert discovery to close on November 16, 2017, the deadline for dispositive motions as December 19, 2017, and a pretrial conference on January 25, 2018.  The Court also scheduled a teleconference for October 12, 2017.  No trial date has been set by the Court, though the Company expects a trial may be scheduled in early 2018.

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

Opioid-Related Request and Subpoenas

The Company and a number of other pharmaceutical companies recently received a request for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs related to the promotion of opioids.  The Company has voluntarily furnished information responsive to such request.

The Company and a number of other pharmaceutical companies recently received subpoenas related to opioid sales and marketing from the Office of the Attorney General of Maryland and the United States Department of Justice.  The Company is currently cooperating with the State of Maryland and the Department of Justice in their respective investigations.

General

The Company cannot reasonably predict the outcome of the pending legal proceedings or other matters described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings or the amount of any gain in the event we prevail in litigation involving a claim for damages. As such, the Company is not currently able to estimate the impact of the above matters on its financial position or results of operations.

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any matters that it believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation, actions, claims, suits, investigations and proceedings can have an adverse impact on the Company because of associated cost and diversion of management time.

NOTE 12.  ACQUISITIONS

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. Cebranopadol is a novel, first-in-class analgesic in development for the treatment of moderate to severe chronic nociceptive and neuropathic pain. The Company is currently evaluating the development plan for cebranopadol, including the timing of potential Phase 3 trials. The acquisition was completed on December 30, 2015.

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

NOTE 13.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2017				December 31, 2016
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Amounts in thousands	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA product rights	8.5	$1,019,978	$(219,440)	$800,538	$1,019,978	$(172,288)	$847,690
CAMBIA product rights	6.5	51,360	(18,187)	33,173	51,360	(15,619)	35,741
Lazanda product rights	5.1	10,480	(4,561)	5,919	10,480	(3,979)	6,501
Zipsor product rights	4.8	27,250	(16,201)	11,049	27,250	(15,033)	12,217
		$1,109,068	$(258,389)	$850,679	$1,109,068	$(206,919)	$902,149

In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in the Company's patent litigation against all three ANDA filers for the Company’s NUCYNTA franchise. Based upon the Court’s ruling, the Company expects market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). Based upon the Court’s ruling in 2016, the Company reviewed the useful life of the NUCYNTA product rights and extended that from the previous estimate of June 2025 to December 2025.

Based on finite-lived intangible assets recorded as of June 30, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2017 (remainder)	$51,469
2018	102,939
2019	102,939
2020	102,939
2021	102,939
Thereafter	387,454
Total	$850,679

NOTE 14.  OUT OF PERIOD ADJUSTMENT

During the three months ended March 31, 2017, the Company identified that it had understated the amount payable for the Branded Prescription Drug fee (“BPD”) relating to net sales of the NUCYNTA franchise since its acquisition in the second quarter of 2015. Accordingly, the Company recorded an adjustment during the three months ended March 31, 2017 to increase its BPD accrual relating to the net sales of the NUCYNTA franchise in the cumulative amount of $3.4 million of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively. This adjustment resulted in an increase in loss per share by $0.05 in the three months ended March 31, 2017. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would not be material to the expected full year results for 2017, and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

NOTE 15.  RESTRUCTURING CHARGES

The Company announced a reduction-in-force during the three months ended June 30, 2017 in order to streamline operations and achieve operating efficiencies. The Company recorded $3.4 million in severance and benefits charges during the period.  Restructuring and related liabilities payable as of June 30, 2017 is $1.9 million. The restructuring activities were substantially completed by July 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	the commercial success and market acceptance of our products;
•	the current and future market conditions for short-acting and long-acting opioids;
•

the reversal or any successful appeal of the court’s favorable ruling in our patent infringement litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA® ER and NUCYNTA® in the United States (U.S.);

•	any additional patent infringement or other litigation, proceeding or government investigation that may be instituted related to any of our products, product candidate or products we may acquire;
•	legal and regulatory developments in the United States affecting our industry;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidate;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue).

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

We currently have one product candidate, cebranopadol initially for treatment of chronic lower back pain and potentially for chronic nociceptive and neuropathic pain. We licensed the U.S. and Canadian rights to cebranopadol from Grünenthal GmbH (Grünenthal) in December 2015. We are currently evaluating the development plan for cebranopadol, including the timing of potential Phase 3 trials.

We also have royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology with Ironwood Pharmaceuticals, Inc. (Ironwood) and Janssen Pharmaceuticals, Inc. (Janssen Pharma).

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipeline

Product	Indication	Status

NUCYNTA ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA	Management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.	Currently sold in the U.S. Acquired in April 2015

Gralise	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013

Cebranopadol	Initially for chronic lower back pain and potentially for chronic nociceptive and neuropathic pain	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

As of June 30, 2017, our revenues are generated primarily from commercialized products.

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

Combined NUCYNTA ER and NUCYNTA product sales were $63.9 million and $124.6 million for the three and six months ended June 30, 2017, respectively.

Gralise (Gabapentin)

Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $18.1 million and $36.7 million for the three and six months ended June 30, 2017, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $8.5 million and $15.7 million for the three and six months ended June 30, 2017, respectively.

Zipsor (Diclofenac Potassium) Liquid-Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on

June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). Zipsor product sales were $4.4 million and $9.1 million for the three and six months ended June 30, 2017, respectively.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Lazanda product sales were $5.3 million and $9.2 million for the three and six months ended June 30, 2017, respectively.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017 (the 2016 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2016 Form 10-K.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 and 2016.

Revenue

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales:
NUCYNTA products	$63,938	$71,917	$124,634	$141,281
Gralise	18,122	23,788	36,674	42,811
CAMBIA	8,495	7,618	15,698	13,790
Lazanda	5,274	6,352	9,199	10,912
Zipsor	4,403	6,842	9,054	12,294
Pharmacy benefit manager dispute reserve	—	—	(4,742)	—
Total product sales	100,232	116,517	190,517	221,088
Royalties:
Total royalty revenue	225	165	387	374
Total revenues	$100,457	$116,682	$190,904	$221,462

Product Sales

NUCYNTA.  We completed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA for Janssen Pharma, and we re-launched NUCYNTA with our increased sales force in mid-June 2015. The decrease in NUCYNTA product sales in the three and six months ended June 30, 2017 as compared to the same periods in 2016 is primarily the result of lower unit demand for NUCYNTA attributable to declines in both the long-acting and short-acting opioid prescription markets. While we expect NUCYNTA franchise product sales to increase in the second half of 2017 over first half of 2017, prescriptions in the opioid market have declined in recent quarters as a result of, among other things, regulatory actions, government investigations and heightened public attention on opioid abuse, and we expect prescriptions in the opioid market to continue to decline at least in the short term.

Gralise.  In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies.  The decrease in Gralise product sales for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to lower unit demand resulting, in part, from a decline in the number of sales representatives promoting Gralise.  We currently plan on expanding the sales force promoting Gralise in the third quarter of 2017, and expect Gralise product sales to be consistent with current levels for the remainder of 2017.

CAMBIA. We began shipping and recognizing product sales on CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. The increase in CAMBIA product sales for the three and six months ended June 30, 2017 as compared to the same periods in 2016, is primarily a result of lower managed care rebates and lower co-pay assistance programs, offset by lower prescription demand.  We currently plan on expanding the sales force promoting CAMBIA in the third quarter of 2017, and expect CAMBIA product sales to be consistent with current levels for the remainder of 2017.

Lazanda. We began shipping and recognizing product sales on Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. The decrease in Lazanda product sales in the three and six months ended June 30, 2017, as compared to the same periods in 2016 is primarily a result of lower unit demand attributable to decline in the Transmucosal Immediate Release Fentanyl (TIRF) prescription market offset, in part, by price increases. We expect Lazanda product sales to decline modestly from current levels for the remainder of 2017 as a result of continued deterioration of the TIRF market and the cessation of promotion of Lazanda by our salesforce in May 2017.

Zipsor.  We began shipping and recognizing product sales on Zipsor at the end of June 2012. We began commercial promotion of Zipsor in July 2012. The decrease in Zipsor product sales in the three and six months ended June 30, 2017 as compared to the same periods in 2016, is a result of reduced unit demand offset, in part, by price increases.

Pharmacy Benefit Manager (“PBM”).  During the three months ended March 31, 2017, the Company established a reserve with respect to a dispute with a PBM over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted with respect to the year ended December 31, 2015 and the first half of 2016. As of December 31, 2016, the Company established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements.  However, as a result of further communication with the PBM during the three months ended March 31, 2017, it became clear that the Company’s failure to pay the disputed amount would adversely impact the Company’s ability to maintain a favorable position on the PBM’s formulary.  Accordingly, despite the Company’s belief that the claims in dispute are invalid, the Company increased the reserve against this matter by $4.7 million which is an offset to net sales for the three months ended March 31, 2017.  The Company will adjust net sales in the future if the dispute is resolved for an amount that is different than that currently reserved.

Commercial Initiatives

We believe the key drivers of our financial results for the three and six months ended June 30, 2017 include the significant decline in the opioid market and a highly disruptive salesforce realignment implemented in February 2017.  On May 9, 2017, we announced a series of initiatives aimed at driving the growth of our products and increasing our business efficiencies.

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

•

We reinvested in Gralise and CAMBIA as well as our neurology salesforce that promotes these products.  The neurology salesforce will be increased from 40 to 90 and will now promote both Gralise and CAMBIA.

•

Due to the significant deterioration within the TIRF market, we ceased promoting Lazanda through our salesforce and instead are utilizing non-salesforce promotional efforts to support this product.  The headcount associated with the 20 person salesforce promoting Lazanda were reassigned to our neurology salesforce to further support the promotion of Gralise and CAMBIA.

Royalties

Royalties for the three and six months ended June 30, 2017 are primarily comprised of royalties from Tribute Pharmaceuticals, Inc. on net sales of CAMBIA in Canada and royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalty payments, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for the three and six months ended June 30, 2017, as compared to the corresponding period in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of Sales	$19,725	$20,965	$37,499	$44,514
Dollar change from prior year	(1,240)	(1,900)	(7,015)	18,537
Percentage change from prior year	(5.9)%	(8.3)%	(15.8)%	71.4%

The decrease in cost of sales for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to lower product sales and no milestone payments for the three and six months ended June 30, 2017 as compared to the same periods in 2016.

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

Cost of sales for NUCYNTA includes a royalty on net sales payable to Grünenthal. NUCYNTA cost of sales for the three and six months ended June 30, 2017 was approximately 25%.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined was approximately 10% for the three and six months ended June 30, 2017.

We expect cost of sales for the remainder of 2017 for NUCYNTA to be approximately 25% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grunenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales as a percentage of net sales for the remainder of 2017 will continue at approximately the levels incurred in the first half of 2017.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidate in development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$5,614	$7,116	$10,698	13,065
Dollar change from prior year	(1,502)	2,402	(2,367)	6,493
Percentage change from prior year	(21.1)%	51.0%	(18.1)%	98.8%

Research and development expenses for the three and six months ended June 30, 2017 decreased as compared to the same periods in 2016 primarily as a result of lower costs associated with pediatric studies for NUCYNTA. In light of the changing opioid landscape, we are exploring ways to improve cebranopadol’s differentiated profile and potential modifications to the development program prior to its entry into Phase 3 trials. Therefore, we do not expect to incur significant expenses associated with cebranopadol in 2017.

We expect research and development costs for the remainder of 2017 to approximate the levels incurred in the first half of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expenses for the three and six months ended June 30, 2017, as compared to the same periods in 2016, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$50,010	$51,903	$98,529	$104,462
Dollar change from prior year	(1,893)	(5,505)	(5,933)	12,512
Percentage change from prior year	(3.6)%	(9.6)%	(5.7)%	13.6%

The decrease in selling, general and administrative expenses for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to lower legal expenses in 2017 and a $6.1 million reduction in the fair value of contingent consideration relating to our Lazanda, CAMBIA and Zipsor acquisitions. The decrease in the fair value of contingent consideration resulted from a reduction in the Company’s estimate of future sales of these products in light of the lower than expected results since March 2017. Selling, general and administrative expenses for the three months ended March 31, 2017 includes a $3.4 million adjustment related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.  We expect selling, general and administrative expenses to increase from our current levels for the remainder of 2017 in part, due to an expected increase in legal expenses associated with new government inquiries and subpoenas directed to opioid manufacturers as well as higher expenses associated with the increase in our neurology salesforce.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Amortization of intangible assets—NUCYNTA	$23,576	24,877	$47,152	$49,755
Amortization of intangible assets—Zipsor	584	585	1,168	1,169
Amortization of intangible assets—Lazanda	291	291	582	582
Amortization of intangible assets—CAMBIA	1,284	1,284	2,568	2,568
	$25,735	$27,037	$51,470	$54,074

The NUCYNTA product rights of approximately $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and are being amortized using the straight line method over the estimated useful life of approximately ten years. Amortization commenced on the acquisition date. In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in the Company's patent litigation against all three filers of Abbreviated New Drug Applications (ANDAs) for the Company’s NUCYNTA franchise. Based upon the Court’s ruling, the Company expects market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). Based also upon the Court’s ruling, the Company reviewed the useful life of the NUCYNTA product rights and in 2016 extended that from the previous estimate of June 2025 to December 2025. The estimated amortization expense for the remainder of 2017 is expected to be $47.2 million.

The Zipsor product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are amortized over the estimated useful life of the asset on a straight-line basis through March 2022. The estimated amortization expense for the remainder of 2017 is expected to be $1.2 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. The estimated amortization expense for the remainder of 2017 is expected to be $2.6 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. The estimated amortization expense for the remainder of 2017 is expected to be $0.6 million.

Restructuring Charges

The Company announced a reduction-in-force during the three months ended June 30, 2017 in order to streamline operations and achieve operating efficiencies. The Company recorded $3.4 million in severance and benefits charges during the period.  Restructuring and related liabilities payable as of June 30, 2017 is $1.9 million.

Interest Income and Expense

The decrease in net interest expense for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year, is primarily due to prepayment of $100.0 million of the Senior Notes in April 2016 and April 2017 resulting in lower interest expense for the three and six months ended June 30, 2017. The net interest expense is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest and other income	$282	$67	$532	$197
Interest expense	(17,758)	(20,148)	(37,882)	(42,875)
Net interest expense	$(17,476)	$(20,081)	$(37,350)	$(42,678)

The interest expense is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest payable on Senior Notes	$10,393	$12,997	$23,159	28,622
Interest payable on Convertible Notes	2,156	2,156	4,312	4,312
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	4,760	4,388	9,410	8,624
Changes in fair value of contingent consideration	265	600	796	1,194
Other	184	7	205	123
Total interest expense	$17,758	$20,148	$37,882	$42,875

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

In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss was recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the three months ended June 30, 2016. In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee. The Company recorded a loss on prepayment of the Senior Notes of $5.4 million which represented the prepayment fee of $4.0 million and unamortized balances of debt discount and debt issuance costs of $1.4 million in the Consolidated Statement of Operations during the three months ended June 30, 2017. As a result of the prepayment of $100.0 million of Senior Notes in April 2017, the Company expects the interest expense relating to the Senior Notes to decrease in the remainder of 2017.

Convertible Notes

In September, 2014, the Company issued the Convertible Debt resulting in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The interest rate for the Convertible Notes is fixed at 2.50% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year.

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

Income Tax Provision

We recorded a benefit from income taxes of $0.2 million and $0.1 million for the three and six months ended June 30, 2017, compared to a benefit from income taxes of $5.7 million and $11.7 million, for the three and six months ended June 30, 2016, respectively.  The benefit for income taxes in the three and six months ended June 30, 2017 as compared to the benefit from income taxes for the same period in 2016 is primarily attributable to a full valuation allowance in 2017.  We paid approximately $0.1 million in income taxes in the three and six months ended June 30, 2017.  We paid approximately $0.1 million in income taxes in the three and six months ended June 30, 2016.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non‑GAAP adjusted earnings, non‑GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, non‑GAAP financial measures, as useful operating metrics for the three and six months periods ended June 30, 2017 and 2016.

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

Non‑GAAP adjusted earnings and non‑GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude amortization, IPR&D and non‑cash adjustments related to product acquisitions, stock‑based compensation expense, non‑cash interest expense related to debt,  the special meeting requests made by an activist investor and CEO transition, restructuring costs, adjustments associated with non-recurring legal settlements and disputes, and to adjust for the tax effect related to each of the non-GAAP adjustments. Non‑GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude interest income, interest expense, amortization, IPR&D and non‑cash adjustments related to product acquisitions, stock‑based compensation expense, depreciation, taxes, restructuring costs, adjustments related to non-recurring legal settlements and disputes, the special meeting requests made by an activist investor, and CEO transition.

Non‑GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non‑GAAP measures used by other companies.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted earnings for the three and six months ended June 30, 2017 and June 30, 2016, respectively (in thousands, except per share amount):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

GAAP net loss	$(26,659)	$(10,541)	$(53,400)	$(31,458)
Non-cash interest expense on debt	6,124	5,166	10,774	9,401
Managed care dispute reserve	—	—	4,742	—
Intangible amortization related to product acquisitions	25,735	27,037	51,470	54,074
Inventory step-up related to product acquisitions	—	5	—	16
Contingent consideration related to product acquisitions	(863)	490	(5,332)	907
Stock based compensation	3,403	4,328	6,959	8,238
Other costs (1)	253	743	2,529	927
Restructuring charges	3,441	—	3,441	—
Valuation allowance on deferred tax assets	7,534	—	15,102	—
Income tax effect of non-GAAP adjustments (3)	(13,519)	(13,190)	(26,403)	(25,733)
Non-GAAP adjusted earnings	$5,449	$14,038	$9,882	$16,372
Add interest expense of convertible debt, net of tax (2)	1,348	1,348	2,695	2,695
Numerator	$6,797	$15,386	$12,577	$19,067
Shares used in calculation (2)	81,400	81,356	81,719	81,044
Non-GAAP adjusted earnings per share	$0.08	$0.19	$0.15	$0.24

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor, CEO transition and costs associated with the Company's defense of Horizon Pharma's hostile takeover attempt.

(2)	The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.
(3)

Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate.  Expected cash taxes were zero for the three months ended June 30, 2017 and $1,791 for the three months ended June 30, 2016. Expected cash taxes were $202 for the six months ended June 30, 2017 and $2,811 for the six months ended June 30, 2016.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

GAAP net loss	$(26,659)	$(10,541)	$(53,400)	$(31,458)
Pharmacy benefit manager dispute reserve	—	—	4,742	—
Intangible amortization related to product acquisitions	25,735	27,037	51,470	54,074
Inventory step-up related to product acquisitions	—	5	—	16
Contingent consideration related to product acquisitions	(863)	490	(5,332)	907
Stock based compensation	3,403	4,328	6,959	8,238
Interest income	(56)	(67)	(260)	(197)
Interest expense	22,673	25,320	42,245	47,336
Depreciation	608	632	1,234	1,262
Benefit from income taxes	(249)	(5,656)	(47)	(11,650)
Other costs (1)	253	743	2,529	927
Restructuring charges	3,441	—	3,441	—
Transaction costs	—	1	—	44
Non-GAAP adjusted EBITDA	$28,286	$42,292	$53,581	$69,499

(1)

Other costs represents non-recurring costs associated with the special meeting requests of an activist investor, CEO transition and costs associated with the Company's defense of Horizon Pharma's hostile takeover attempt.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In thousands)	2017	2016
Cash, cash equivalents and short-term investments	$116,799	$177,420

The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 2017 is primarily attributable to the prepayment of $100.0 million of secured indebtedness in April 2017 along with a $4.0 million related prepayment fee. These payments were partially off-set by the cash generated from operations during the six months ended June 30, 2017.

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

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA and Zipsor;
•	the timing and cost of our cebranopadol clinical trials;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	expenses associated with any litigation, action, claim, suit, investigation or proceeding instituted by or against us;
•	interest and principal payments on our current and future indebtedness;
•	financial terms of definitive license agreements or other commercial agreements we may enter into;
•	changes in the focus and direction of our business strategy and/or research and development programs; and

•	results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash provided by operating activities	$38,111	$12,942
Cash provided by investing activities	55,666	74,599
Cash used in financing activities	(98,261)	(100,804)

Cash Flows from Operating Activities

Cash provided by operating activities was higher during the six months ended June 30, 2017 as compared to the same period in 2016 due to a reduction in our accounts receivable balance as a result of lower sales in the six months ended June 30, 2017.

Cash Flows from Investing Activities

The reduction in cash provided by investing activities during the six months ended June 30, 2017 primarily relates to the timing of maturity of marketable securities for the prepayment of debt in April 2017. Cash provided by investing activities during the six months ended June 30, 2017 primarily relates to the maturities of marketable securities.

Cash Flows from Financing Activities

The reduction in cash used in financing activities during the six months ended June 30, 2017 as compared to the same period in 2016 primarily relates to higher proceeds from stock option exercises during the six months ended June 30, 2017.

Contractual Obligations

As of June 30, 2017, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

				More than
	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Senior Notes—principal	$57,500	230,000	87,500	—	$375,000
Senior Notes—interest	41,503	57,529	9,670	—	108,702
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	12,938	—	38,813
Operating leases(1)	4,555	5,177	3,397	714	13,843
Purchase commitments	34,662	1,100	—	—	35,762
	$146,845	$311,056	$458,505	$714	$917,120

(1)	Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

As of June 30, 2017, we had non-cancelable purchase orders and minimum purchase obligations of approximately $35.8 million under our manufacturing agreements related to NUCYNTA, Gralise, Zipsor, Lazanda and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

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

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investments in money market funds which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Since current LIBOR rates are below the 1.0% LIBOR floor, the interest rate on our borrowings under the Senior Secured Credit Facility has been 10.75% per annum. An increase in LIBOR of 100 basis points above the current three-month LIBOR rates would increase our interest expense by $3.8 million per year on the remaining principal of $375 million of Senior Notes.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ’130 Patent against Actavis. The ’130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claimed that Actavis would infringe or induce infringement of the ’130 Patent if its proposed generic products were approved. In response, Actavis counterclaimed for declaratory relief of noninfringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ’130 Patent.

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

Notices of appeal were filed by defendants Alkem and Roxane concerning the ’364 and ’130 patent issues.  The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent.  The appeals have been consolidated at the Federal Circuit, and the briefing schedule is expected to continue until the first quarter of 2018, with a hearing scheduled later in 2018.  The ’593 patent is not the subject of any appeals.

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

On February 1, 2017, Depomed filed a Second Amended Complaint pleading willful infringement.  On February 15, 2017, Purdue answered Depomed’s Second Amended Complaint asserting counterclaims of non-infringement, invalidity and unenforceability. On March 6, 2017, Depomed moved to dismiss Purdue’s counterclaim of inequitable conduct and moved to strike affirmative defenses of inequitable conduct, unclean hands, and patent misuse.  On March 20, 2017, Purdue filed an opposition to Depomed’s motion, and on March 27, 2017, Depomed filed a reply brief.  On April 17, 2017, the Court issued an order finding Purdue’s motion to amend its Answer was moot.  On June 28, 2017, the Court issued an order granting Depomed’s motion to dismiss Purdue’s affirmative defense of patent misuse and theory of inequitable conduct related to interrogatory responses, and the order denied the remainder of Depomed’s motion.  On July 10, 2017, the case was reassigned to Judge Wolfson.  On July 11, 2017, the Court scheduled fact discovery regarding inequitable conduct to close on August 2, 2017, expert discovery to close on November 16, 2017, the deadline for dispositive motions as December 19, 2017, and a pretrial conference on January 25, 2018.  The Court also scheduled a teleconference for October 12, 2017.  No trial date has been set by the Court, though the Company expects a trial may be scheduled in early 2018.

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

Opioid-Related Request and Subpoenas

The Company and a number of other pharmaceutical companies recently received a request for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs related to the promotion of opioids.  The Company has voluntarily furnished information responsive to such request.

The Company and a number of other pharmaceutical companies recently received subpoenas related to opioid sales and marketing from the Office of the Attorney General of Maryland and the United States Department of Justice.  The Company is currently cooperating with the State of Maryland and the Department of Justice in their respective investigations.

General

The Company cannot reasonably predict the outcome of the pending legal proceedings or other matters described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings or the amount of any gain in the event we prevail in litigation involving a claim for damages. As such, the Company is not currently able to estimate the impact of the above matters on its financial position or results of operations.

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any matters that it believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation, actions, claims, suits, investigations and proceedings can have an adverse impact on the Company because of associated cost and diversion of management time.

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

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA ER and NUCYNTA, our largest selling products which generated approximately 62% of our total product revenues in 2016, and approximately 64% of our total product revenues for the six months ended June 30, 2017, our business, financial condition and results of operations will be materially and adversely affected.

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

Third-party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices. We have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. If we are forced to provide additional discounts and rebates to third party payers to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our business, financial condition and results of operations will be adversely affected. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.  In addition, any third-party payer decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative, regulatory and third-party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“ACA”), intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Changes in laws and regulations applicable to and investigations of, the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. The Centers for Disease Control (CDC) recently issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME).  Certain third-party payers are, or are considering, adopting these CDC guidelines. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealth of Massachusetts and the States of New York, Ohio and New Jersey, have either recently enacted or have pending legislation or regulations designed to among other things, limit the duration and quantity of initial prescriptions of immediate release form of opiates and mandate the use by prescribers of prescription drug databases. Also, at the state and local level, a number of states and major cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers.  In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. These and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect our business, financial condition and results of operations.

At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, the U.S. Drug Enforcement Agency (DEA) and other agencies to address this issue. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In addition, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. In March 2017, President Trump announced the creation of a commission to make recommendations to the president regarding new laws and policies to combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. These and other changes, and potential changes in laws, regulations and industry practices including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opioids, could adversely affect our business, financial condition and results of operations.

Heightened attention on the problems associated with the abuse of opioids could adversely affect our business, financial condition and results of operations.

In recent years, there has been increased public attention on the problem of opioid abuse.  The ability of drug abusers to discover previously unknown ways to abuse and misuse opioid products; public inquiries and investigations into prescription drug abuse; litigation and heightened regulatory activity regarding the sales, marketing, distribution or storage of opioid products, among other things, could cause additional unfavorable publicity regarding the use and misuse of opioids, which could have a material adverse effect on our products and our reputation. Such negative publicity could reduce the potential size of the market for our products and product candidate and decrease the revenues we are able to generate from their sale. Additionally, such increased scrutiny of opioids generally, whether focused on our products or otherwise, could have the effect of negatively impacting our relationships with healthcare providers and other members of the healthcare community, reducing the overall market for opioids or reducing the prescribing and use of our products.

Governmental investigations and inquiries as well as regulatory actions with respect to the commercialization and use of opioids could adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the problem of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies. For example, we were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed.  We recently received a letter from Senator Claire McCaskill, the Ranking Member on the United States Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its commercialization of opioid products.  We have voluntarily furnished information responsive to Sen. McCaskill’s requests.  We recently received an Administrative Subpoena from the Office of the Attorney General of Maryland seeking documents and information regarding the sales and marketing of opioid products. We are currently cooperating with the State of Maryland in its investigation.  We recently received a subpoena from the United States Department of Justice (DOJ) seeking documents and information regarding the sales and marketing of opioid products.  We are currently cooperating with the DOJ in its investigation.

These and other governmental investigations or inquiries in which we may become involved may result in claims being brought against the Company by governmental agencies or private parties.  It is not possible at this time to predict the outcome of any governmental investigations or inquiries of the Company or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise.  However, the initiation of any investigation, inquiry or lawsuit relating to the Company, or any assertion, claim or finding of wrongdoing by the Company, could:

•adversely affect our business, financial condition and results of operations;

•result in reputational harm and reduced market acceptance and demand for our products;

•harm our ability to market our products;

•cause us to incur significant costs and expenses; and

•cause our senior management to be distracted from execution of our business strategy.

Furthermore, governmental regulators could take measures that could have a negative effect on the Company’s business.  For example, Endo Pharmaceuticals, Inc. recently voluntarily withdrew, at the FDA’s request, OPANA® ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits.  Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER would adversely affect our business, results of operations and financial condition.

We may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA ER and NUCYNTA, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA ER and NUCYNTA compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is owned by Endo Pharmaceuticals, Inc. (voluntarily withdrawn from the market as of July 2017), each of which is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin®, and prior to its withdrawal, OPANA® ER, achieved significant levels of market acceptance. There are also a number of branded and generic opioids, including oxymorphone, fentanyl, morphine, buprenorphine and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. Butrans® (promoted by Purdue) will lose its patent in 2017. Pfizer’s new opioid Troxyca® ER was approved in 2016, but has not yet launched. Teva’s VantrelaTM ER was approved in 2017, but has not yet launched. Inspirion has received approval for MorphaBond ER (morphine sulfate) and RoxyBond (oxycodone HCL), with expected launch in 2H 2017. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), has been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA ER and NUCYNTA.

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

We have significant amounts of intangible assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We may have an increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of intangible assets representing the product rights which we have acquired over the last few years. We review the carrying value of our intangible assets when indicators of impairment are present. Conditions that could indicate impairment of intangible assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors and the legal or regulatory environment.

In performing our impairment tests, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that that our intangible assets may be impaired. If an impairment were recognized, this could have a material adverse effect on our financial condition and results of operations.

Our customer concentration may materially adversely affect our financial condition and results of operations.

We sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 36%, 27% and 25% of our product shipments for the year ended December 31, 2016 and 34%, 28% and 27% of our product shipments for the six months ended June 30, 2017. If we were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor, Lazanda and Gralise. An affiliate of Janssen Pharma is currently our sole supplier of NUCYNTA ER and NUCYNTA pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor in June 2012. Renaissance Lakewood, LLC (formerly DPT Lakewood Inc.) is our sole supplier for Lazanda pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of Lazanda in July 2013. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor or Lazanda, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

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

We have incurred significant indebtedness in the aggregate principal amount of $720.0 million under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

•

prevent us from raising funds necessary to repurchase the Convertible Notes in the event we are required to do so following a “fundamental change,” as specified in the indenture governing the Convertible Notes, to repurchase the Senior Notes in the event we are required to do so following a “major transaction” or as required in the event that the principal amount outstanding under the Convertible Notes as of March 31, 2021 is greater than $100.0 million, as specified in the Note Purchase Agreement or to settle conversions of the Convertible Notes in cash ;

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

NUCYNTA ER and Lazanda are subject to a FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute such products for outpatient use. Lazanda is subject to a REMS protocol that is specific to Transmucosal Immediate Release Fentanyl (TIRF) medicines for outpatient use. Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the REMS programs. As a result, there are relatively few prescribers and dispensers of products subject to REMS protocols, and in particular, TIRF products. If we are not able to successfully promote NUCYNTA ER and Lazanda to participants in the applicable REMS program, or if the FDA mandates a REMS protocol for NUCYNTA, our business, results of operations and financial condition could be adversely affected.

The market price of our common stock historically has been volatile. Our results of operations may fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From June 30, 2015 through June 30, 2017, our stock price has ranged from $9.38 to $33.74 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda;
•	the current and future market conditions for short-acting and long-acting opioids;
•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our collaborative partners;
•	the reversal or any appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA ER and NUCYNTA;
•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;
•	legal and regulatory developments in the United States;
•	actions taken by industry stakeholders affecting the market for our products;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;
•

our ability to successfully develop and execute our sales and marketing strategies, including the sales force realignment we undertook in the first quarter of 2017 and the commercial initiatives we announced in May 2017;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the Company
3.5	(5)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of the Company
3.6	(5)	Certificate of Determination of Series B Junior Participating Preferred Stock of the Company
3.7	(6)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock
3.8	(7)	Amended and Restated Bylaws
10.1	(7)	Depomed, Inc. Amended and Restated Bonus Plan, as adopted on May 17, 2017
10.2	(*)	Waiver and Release Agreement dated June 30, 2017 by and between the Company and Srinivas G. Rao
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Arthur J. Higgins
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of Arthur J. Higgins
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

(7)Incorporated by reference to the Company’s Form 8-K filed on May 22, 2017 (File No. 001-13111)

(*)Filed herewith

(**)Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2017	DEPOMED, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer