Form 10-Q
period 2017-09-30
DEPOMED INC
filed 2017-11-09
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of November 6, 2017 was 63,013,451.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$107,585	$117,709
Short-term investments	5,872	59,711
Accounts receivable, net	77,192	102,056
Receivables from collaborative partners	506	533
Inventories	10,415	13,033
Prepaid and other current assets	17,704	13,162
Total current assets	219,274	306,204
Property and equipment, net	13,943	15,526
Intangible assets, net	824,944	902,149
Other assets	1,346	1,458
Total assets	$1,059,507	$1,225,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,033	$14,855
Accrued rebates, returns and discounts	136,998	131,536
Accrued liabilities	47,599	59,398
Income taxes payable	28	59
Current portion of Senior Notes	57,500	—
Contingent consideration liability, current portion	1,757	4,578
Interest payable	11,308	15,924
Other current liabilities	927	892
Total current liabilities	263,150	227,242
Contingent consideration liability, long-term portion	3,879	10,247
Senior Notes	311,726	466,051
Convertible Notes	265,163	252,725
Other long-term liabilities	16,942	18,284
Commitments and Contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	309,351	291,634
Additional paid-in capital	75,707	75,917
Accumulated deficit	(186,404)	(116,744)
Accumulated other comprehensive loss, net of tax	(7)	(19)
Total shareholders’ equity	198,647	250,788
Total liabilities and shareholders' equity	$1,059,507	$1,225,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$95,204	$110,303	$285,721	$331,391
Royalties	209	221	596	595
Total revenues	95,413	110,524	286,317	331,986
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	17,396	20,243	54,895	64,757
Research and development expenses	1,761	10,412	12,459	23,477
Selling, general and administrative expenses	48,850	51,574	147,379	156,036
Amortization of intangible assets	25,734	27,037	77,204	81,111
Restructuring charges	434	—	3,875	—
Total costs and expenses	94,175	109,266	295,812	325,381
(Loss) Income from operations	1,238	1,258	(9,495)	6,605
Other (expense) income:
Interest and other income	72	113	604	310
Loss on prepayment of Senior Notes	—	—	(5,364)	(5,777)
Interest expense	(17,815)	(20,307)	(55,697)	(63,182)
Total other expense	(17,743)	(20,194)	(60,457)	(68,649)
Net loss before income taxes	(16,505)	(18,936)	(69,952)	(62,044)
Benefit from income taxes	513	6,042	560	17,692
Net loss	$(15,992)	$(12,894)	$(69,392)	$(44,352)
Basic and diluted net loss per share	$(0.25)	$(0.21)	$(1.11)	$(0.73)
Shares used in computing basic and diluted net loss per share	62,997,484	61,422,015	62,555,921	61,163,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(15,992)	$(12,894)	$(69,392)	$(44,352)
Unrealized (loss) gain on available-for-sale securities, net of tax	(5)	(12)	12	23
Comprehensive loss	$(15,997)	$(12,906)	$(69,380)	$(44,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(69,392)	$(44,352)
Adjustments for non-cash items:
Depreciation and amortization	79,031	83,019
Accretion of debt discount and debt issuance costs	14,249	13,084
Loss on prepayment of Senior Notes	5,364	5,777
Provision for inventory obsolescence	2,345	754
Gain on disposal of property and equipment	(275)	—
Stock-based compensation	9,922	12,602
Change in fair value of contingent consideration	(7,517)	918
Deferred income taxes	—	(17,826)
Other	244	617
Changes in assets and liabilities:
Accounts receivable	24,864	(15,833)
Receivables from collaborative partners	27	134
Inventories	272	(1,519)
Prepaid and other assets	(4,428)	(9,134)
Accounts payable and other accrued liabilities	(20,648)	3,276
Accrued rebates, returns and discounts	5,463	3,614
Interest payable	(4,616)	(4,903)
Net cash provided by operating activities	34,905	30,228
Investing Activities
Purchases of property and equipment	(563)	(2,786)
Proceeds from disposal of property and equipment	281	—
Purchases of marketable securities	(7,074)	(48,861)
Maturities of marketable securities	60,681	108,207
Sales of marketable securities	—	2,007
Net cash provided by investing activities	53,325	58,567
Financing Activities
Payment of contingent consideration liability	(1,673)	(940)
Repayment of Senior Notes	(100,000)	(100,000)
Prepayment fees for repayment of Senior Notes	(4,000)	(5,000)
Proceeds from issuance of common stock	7,529	6,785
Shares withheld for payment of employee's withholding tax liability	(210)	(367)
Net cash used in financing activities	(98,354)	(99,522)
Net decrease in cash and cash equivalents	(10,124)	(10,727)
Cash and cash equivalents at beginning of year	117,709	101,084
Cash and cash equivalents at end of period	$107,585	$90,357
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$121	83
Cash paid for interest	$44,832	53,043
Capital expenditures incurred but not yet paid	$87	392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company’s current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® IR (NUCYNTA) (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired the U.S. rights to in April 2015, (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain that the Company acquired in July 2013.  We divested our rights to Lazanda to Slán Medicinal Holdings Limited ("Slán") on November 7, 2017.

As of September 30, 2017, the Company has one product candidate, cebranopadol initially for the treatment of chronic lower back pain and potentially for chronic nociceptive and neuropathic pain.  The Company is currently evaluating the development plan for cebranopadol, including the timing of potential Phase 3 trials.

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the entire year ending December 31, 2017 or future operating periods.

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

See Note 14 herein for information regarding impact of an out of period adjustment related to the Branded Prescription Drug fee (BPD) on our consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal GmbH (Grünenthal). The acquisition of these rights closed on December 30, 2015, at which point the Company assigned its rights under the agreement to Depo Bermuda, a Company which was formed in Bermuda on December 22, 2015.

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

Change in estimate – During the three months ended March 31, 2017, the Company established a reserve with respect to a dispute with a Pharmacy Benefit Manager (PBM) over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted with respect to the year ended December 31, 2015 and the first half of 2016.  As of December 31, 2016, the Company established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements.  However, as a result of further communication with the PBM during the three months ended March 31, 2017, it became clear that the Company’s failure to pay the disputed amount would adversely impact the Company’s ability to maintain a favorable position on the PBM’s formulary. Accordingly, despite the Company’s belief that the claims in dispute are invalid, the Company increased the reserve against this matter by $4.7 million which is an offset to net sales for the three months ended March 31, 2017.  The Company will adjust net sales in the future if it resolves this matter for an amount different than currently reserved.

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

Because of the shelf life of the Company's products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust product return estimates, which could have an effect on product sales and earnings in the period of adjustments.

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

As a result of adopting this standard, the Company has made an accounting policy election to account for forfeitures as they occur, rather than estimate expected forfeitures. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $0.3 million as of January 1, 2017, the date of adoption. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled.

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

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of September 30, 2017 and December 31, 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$88,559	$—	$—	$88,559
Money market funds	101	—	—	101
US Treasury securities	3,605	—	—	3,605
Corporate debt securities and commercial paper	15,320	—	—	15,320
Total cash and cash equivalents	$107,585	$—	$—	$107,585
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	$5,873	$—	$(1)	$5,872
Total short-term investments	$5,873	$—	$(1)	$5,872
Total	$113,458	$—	$(1)	$113,457

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$87,845	$—	$—	$87,845
Money market funds	532	—	—	532
Corporate debt securities and commercial paper	29,334	—	(2)	29,332
Total cash and cash equivalents	$117,711	$—	$(2)	$117,709
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	$59,728	$—	$(17)	$59,711
Total short-term investments	$59,728	$—	$(17)	$59,711
Total	$177,439	$—	$(19)	$177,420

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

As of September 30, 2017, the Company had 2 securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$2,308	$(1)	$—	$—	$2,308	$(1)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until the recovery or maturity of such investments, there were no material other-than-temporary impairments for these securities at September 30, 2017. For debt securities, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$101	$—	$—	$101
Commercial paper	—	18,883	—	18,883
Corporate debt securities	—	2,308	—	2,308
US Treasury securities	—	3,605	—	3,605
Total	$101	$24,796	$—	$24,897
Liabilities:
Contingent consideration—Zipsor	$—	$—	$452	$452
Contingent consideration—Lazanda	—	—	4,219	4,219
Contingent consideration—CAMBIA	—	—	965	965
	$—	$—	$5,636	$5,636

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$532	$—	$—	$532
Commercial paper	—	52,192	—	52,192
Corporate debt securities	—	36,850	—	36,850
Total	$532	$89,042	$—	$89,574
Liabilities:
Contingent consideration—Zipsor	$—	$—	$1,489	$1,489
Contingent consideration—Lazanda	—	—	11,742	11,742
Contingent consideration—CAMBIA	—	—	1,594	1,594
	$—	$—	$14,825	$14,825

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the revenue forecast, discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value, beginning of the period	$7,356	$14,898	$14,825	$14,971
Changes in fair value recorded in interest expense	221	608	1,017	1,802
Changes in fair value recorded in selling, general and administrative expenses	(1,415)	78	(7,542)	(209)
Royalties and milestone paid	(526)	(635)	(2,664)	(1,615)
Total	5,636	14,949	5,636	14,949

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value, based on quoted market prices of the Company’s debt, was approximately $257.3 million and $390.0 million (par value $345.0 million) as of September 30, 2017 and December 31, 2016, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of September 30, 2017 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2017 and September 30, 2016.

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, related to unexercised stock options, unvested restricted stock awards, outstanding shares under the employee stock purchase plan and convertible debt. As the Company had net losses for the three and nine months ended September 30, 2017 and September 30, 2016, all potentially dilutive common shares were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2017	2016	2017	2016
Basic and diluted net loss per share
Net loss	$(15,992)	$(12,894)	$(69,392)	$(44,352)
Denominator	62,997	61,422	62,556	61,163
Basic and diluted net loss per share	$(0.25)	$(0.21)	$(1.11)	$(0.73)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	September 30,	September 30,
(in thousands)	2017	2016
Convertible debt	17,931	17,931
Stock options and equivalents	7,393	9,482
Total potentially dilutive common shares	25,324	27,413

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

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s Employee Stock Purchase Program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$9	$11	$84	$27
Research and development expense	45	121	652	329
Selling, general and administrative expense	2,857	4,232	9,134	12,246
Restructuring charges	52	—	52	—
Total	$2,963	$4,364	$9,922	$12,602

At September 30, 2017, the Company had $25.4 million of total unrecognized compensation expense related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.42 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,710	$2,362
Work-in-process	331	869
Finished goods	8,374	9,802
Total	$10,415	$13,033

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation	$7,650	$11,730
Accrued royalties	9,111	21,703
Other accrued liabilities	30,838	25,965
Total accrued liabilities	$47,599	$59,398

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

The Senior Notes will mature on April 2, 2022 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended March 31, 2017 was 10.75%; the interest rate for the three months ended June 30, 2017 was 10.90%; and the interest rate for the three months ended September 30, 2017 was 11.05%.

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

The principal amount of the Senior Notes is repayable as follows (amounts in thousands):

April 2, 2018	$57,500
April 2, 2019	115,000
April 2, 2020	115,000
April 2, 2021	87,500
$375,000

The following is a summary of the carrying value of the Senior Notes as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Principal amount of the Senior Notes	$375,000	$475,000
Unamortized debt discount balance	(5,551)	(8,605)
Unamortized debt issuance costs	(223)	(344)
	$369,226	$466,051

The debt discount and debt issuance costs are being amortized as interest expense through April 2022 using the effective interest method. The following is a summary of interest expense for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$10,589	13,049	33,748	41,671
Amortization of debt discount and debt issuance costs	614	581	1,811	1,663
Total interest expense	$11,203	$13,630	$35,559	$43,334

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the three months ended September 30, 2017. As a result, the Convertible Notes were not convertible as of September 30, 2017.

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

The following is a summary of the liability component of the Convertible Notes as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(75,892)	(87,570)
Unamortized debt issuance costs	(3,945)	(4,705)
	$265,163	$252,725

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated coupon interest	$2,156	2,157	6,468	6,469
Amortization of debt discount and debt issuance costs	4,225	3,879	12,438	11,421
Total interest expense	$6,381	$6,036	$18,906	$17,890

NOTE 9.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2017, employees exercised options to purchase 50,159 and 863,511 shares of the Company’s common stock with net proceeds to the Company of approximately $0.3 million and $6.3 million, respectively. For the three and nine months ended September 30, 2016, employees exercised options to purchase 154,789 and 569,288 shares of the Company’s common stock with net proceeds to the Company of approximately $1.6 million and $5.0 million, respectively.

Restricted Stock Units

For the three and nine months ended September 30, 2017, the Company issued zero and 42,068 shares of the Company’s common stock due to vesting of restricted stock units, respectively. For the three and nine months ended September 30, 2016, the Company issued zero and 42,697 shares of the Company’s common stock due to vesting of restricted stock units, respectively.

NOTE 10.  INCOME TAXES

As of September 30, 2017, our net deferred tax assets are fully offset by a valuation allowance.  The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, we provided a full valuation allowance against our net deferred assets in December of 2016.  We reassess the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three and nine months ended September 30, 2017, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance. For the three and nine months ended September 30, 2016, the difference between the recorded benefit for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of net non-deductible expenses and minor discrete adjustments.

Tax years 2013-2017 remain open to examination by the Internal Revenue Service and tax years 2007-2017 remain open in certain state taxing jurisdictions in which the Company operates.  The Company’s net operating losses and credits from earlier tax years may remain open to adjustment by taxing authorities until the statute of limitation tolls on the year all carryovers are utilized in full.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. The Company has approximately $0.9 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable operating lease for our office building and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at September 30, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2017 (remainder)	$1,082
2018	3,909
2019	2,433
2020	1,972
2021	1,673
Thereafter	1,572
Total	$12,641

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

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight-line basis from April 2012. The Company will pay approximately $8.3 million in aggregate rent over the remaining term of the lease for the above premises. Deferred rent was approximately $1.5 million as of September 30, 2017 and $1.6 million as of December 31, 2016. Rent expense relating to the office and laboratory lease agreement for the three months ended September 30, 2017 and September 30, 2016, was $0.1 million and $0.1 million, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The Company has an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force, with the lease terms ranging from 18 to 48 months. The Company will pay approximately $4.2 million in aggregate rent over the remaining term of the lease for the vehicles. Rent expense relating to the lease of cars for the three months ended September 30, 2017 and September 30, 2016 was $0.8 million and $0.8 million, respectively, and $2.4 million and $2.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged. The parties filed opening Markman briefs on June 3, 2016 and their responsive Markman briefs in July 2016. The Markman hearing was held on November 2, 2016 and on April 6, 2017, the Court issued a Markman order which is available on the docket.  On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement and remove claims of infringement related to U.S. Patent No. 6,723,340 (the ‘340 Patent) and 8,329,215 (the ‘215 Patent). On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement, but did not oppose removing claims related to the ‘340 and ‘215 Patents. On June 28, 2016, the Company filed a reply brief to its motion for leave. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.

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

On August 11, 2017, the Company and the defendants reached a settlement of the case that permits Strides to begin selling their generic version of ZIPSOR in September 2022, or earlier in certain circumstances.  In accordance with applicable legal requirements, the Company and Strides submitted the ZIPSOR settlement agreement to the United States Federal Trade Commission and United States Department of Justice for review.  The ZIPSOR settlement agreement provides for a full settlement and release by both the Company and Strides of all claims that were or could have been asserted in the litigation and that arise out of the issues that were the subject of the litigation or Strides’ generic version of ZIPSOR.

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

Securities Class Action Lawsuit

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its current chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (Huang v. Depomed et al., No. 3:17-cv-04830-JST, N.D. Cal.).  The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies; and practices concerning the sales and marketing of its opioid products.  The plaintiff, who seeks to represent a class consisting of all purchasers of Company common stock between February 26, 2015 and August 7, 2017, contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief.  Motions to appoint lead plaintiff and lead counsel were filed on October 17, 2017, with a motion hearing set for December 7, 2017.  The Company believes that the action is without merit and intends to contest it vigorously.

Opioid-Related Request and Subpoenas

The Company, and a number of other pharmaceutical companies, recently received a request for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs related to the promotion of opioids.  The Company has voluntarily furnished information responsive to such request.

The Company, and a number of other pharmaceutical companies, recently received subpoenas or civil investigative demands related to opioid sales and marketing from the Office of the Attorney General of Maryland, the Office of the Attorney General of New Jersey, the Attorney General of Missouri and the United States Department of Justice.  The Company is currently cooperating with the each of the foregoing states and the Department of Justice in their respective investigations.

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

NOTE 13.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2017				December 31, 2016
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Amounts in thousands	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA product rights	8.3	$1,019,978	$(243,016)	$776,962	$1,019,978	$(172,288)	$847,690
CAMBIA product rights	6.3	51,360	(19,471)	31,889	51,360	(15,619)	35,741
Lazanda product rights	4.9	10,480	(4,852)	5,628	10,480	(3,979)	6,501
Zipsor product rights	4.6	27,250	(16,785)	10,465	27,250	(15,033)	12,217
		$1,109,068	$(284,124)	$824,944	$1,109,068	$(206,919)	$902,149

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

Based on finite-lived intangible assets recorded as of September 30, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2017 (remainder)	$25,734
2018	102,939
2019	102,939
2020	102,939
2021	102,939
Thereafter	387,454
Total	$824,944

NOTE 14.  OUT OF PERIOD ADJUSTMENT

During the three months ended March 31, 2017, the Company identified that it had understated the amount payable for the Branded Prescription Drug fee (BPD) relating to net sales of the NUCYNTA franchise since its acquisition in the second quarter of 2015. Accordingly, the Company recorded an adjustment during the three months ended March 31, 2017 to increase its BPD accrual relating to the net sales of the NUCYNTA franchise in the cumulative amount of $3.4 million of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively. This adjustment resulted in an increase in loss per share by $0.05 in the three months ended March 31, 2017. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would not be material to the expected full year results for 2017, and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

NOTE 15.  RESTRUCTURING CHARGES

The Company announced a reduction-in-force during the three months ended June 30, 2017 in order to streamline operations and achieve operating efficiencies. The Company recorded $0.5 million and $3.9 million in severance and benefits charges during the three and nine months ended September 30, 2017.  Restructuring and related liabilities payable as of September 30, 2017 is $0.7 million. The restructuring activities were completed by September 30, 2017.

NOTE 16. SUBSEQUENT EVENTS

On November 7, 2017, the Company entered into an agreement with Slán Medicinal Holdings Limited (Slán) under which it (i) acquired from Slán certain rights to market the specialty drug, cosyntropin (Synthetic ACTH Depot) in the United States and (ii) divested to Slán all of its rights to Lazanda® (fentanyl) nasal spray CII.

On November 8, 2017, the Company, in accordance with the terms of the Senior Notes, prepaid $10 million of the remaining $375 million principal amount thereunder. In addition, the Company also paid a $0.4 million prepayment fee and recorded an expense for related unamortized balances of debt discount and debt issuance costs in November 2017.

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

•	any additional patent infringement or other litigation, proceeding or government investigation that may be instituted related to any of our products, product candidate or products we may acquire;
•	legal and regulatory developments in the United States affecting our industry on the market for our products, product candidate or products we may acquire;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidate;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue).

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
•

Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough cancer pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain we acquired in July 2013.  We divested our rights to Lazanda to Slán Medicinal Holdings Limited ("Slán") on November 7, 2017.

•	Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain we acquired in June 2012.

We actively seek to expand our product portfolio through acquiring or in-licensing commercially available products or late-stage product candidates that may be marketed and sold effectively with our existing products through our sales and marketing capability, which currently includes approximately 300 full-time sales representatives and 50 contract sales representatives.

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

Commercialized Products and Product Candidate Development Pipeline

The following table summarizes our products and product candidate development pipeline:

Depomed Commercialized Products and Development Pipeline

Product	Indication	Status

NUCYNTA ER	Pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate	Currently sold in the U.S. Acquired in April 2015

NUCYNTA	Management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.	Currently sold in the U.S. Acquired in April 2015

Gralise	Management of PHN	Currently sold in the U.S. Launched in October 2011

CAMBIA	Acute treatment of migraine attacks in adults 18 years of age or older	Currently sold in the U.S. Acquired in December 2013

Zipsor	Mild to moderate acute pain	Currently sold in the U.S. Acquired in June 2012

Lazanda	Breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to continuous opioid therapy for their underlying persistent cancer pain	Currently sold in the U.S. Acquired in July 2013. We divested our rights to Lazanda to Slán on November 7, 2017.

Cebranopadol	Initially for chronic lower back pain and potentially for chronic nociceptive and neuropathic pain	In development Licensed in December 2015

OUR BUSINESS OPERATIONS

As of September 30, 2017, our revenues are generated primarily from commercialized products.

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

Combined NUCYNTA ER and NUCYNTA product sales were $58.7 million and $183.3 million for the three and nine months ended September 30, 2017, respectively.

Gralise (Gabapentin)

Gralise is our proprietary, once-daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $21.1 million and $57.8 million for the three and nine months ended September 30, 2017, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $8.2 million and $23.9 million for the three and nine months ended September 30, 2017, respectively.

Zipsor (Diclofenac Potassium) Liquid-Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). Zipsor product sales were $3.2 million and $12.3 million for the three and nine months ended September 30, 2017, respectively.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around-the-clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Lazanda product sales were $4.0 million and $13.2 million for the three and nine months ended September 30, 2017, respectively. We divested our rights to Lazanda to Slán Medicinal Holdings Limited ("Slán") on November 7, 2017.

Segment and Customer Information

The Company operates in one operating segment and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada, and South Korea.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017 and 2016.

Revenue

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales:
NUCYNTA products	$58,665	$65,287	$183,299	$206,568
Gralise	21,103	20,640	57,777	63,451
CAMBIA	8,164	9,110	23,862	22,900
Lazanda	4,040	8,181	13,239	19,093
Zipsor	3,232	7,085	12,286	19,379
Pharmacy benefit manager dispute reserve	—	—	(4,742)	—
Total product sales	95,204	110,303	285,721	331,391
Royalties:
Total royalty revenue	209	221	596	595
Total revenues	$95,413	$110,524	$286,317	$331,986

Product Sales

NUCYNTA.  We completed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA for Janssen Pharma, and we re-launched NUCYNTA with our increased sales force in mid-June 2015. The decrease in NUCYNTA product sales in the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is primarily the result of lower unit demand for NUCYNTA attributable to declines in both the long-acting and short-acting opioid prescription markets. In addition, NUCYNTA franchise product sales for the three months ended September 30, 2017 were negatively impacted by approximately $2 million due to temporary delays in the packaging and delivery of certain dosage strengths of NUCYNTA resulting from the impact of Hurricanes Irma and Maria at our third party manufacturing facility located in Puerto Rico.

Based on the information available to the Company at this time, the Company will experience temporary outages of certain strengths of NUCYNTA ER in the fourth quarter. The Company expects that based on our current inventory and our manufacturer’s potential ability to produce new drug supply that the magnitude of the outages in the fourth quarter will be less than $10 million. NUCYNTA IR recently transitioned to a new third party manufacturer in the United States, and based on currently available information, the Company does not anticipate any material disruption to this supply.

In addition, prescriptions in the opioid market have declined in recent quarters as a result of, among other things, regulatory actions, government investigations and heightened public attention on opioid abuse, and we expect prescriptions in the opioid market are likely to continue to decline at least in the short term.

Gralise.  In October 2011, we announced the commercial availability of Gralise and began distributing Gralise to wholesalers and retail pharmacies.  The decrease in Gralise product sales for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily due to lower unit demand resulting, in part, from a decline in the number of sales representatives promoting Gralise.  We expanded the sales force promoting Gralise from 40 to 90 sales representatives in September 2017 and we do not expect to see any material impact of this increase until 2018.  Based on the information available at this time, the Company believes it has an adequate inventory of Gralise, which is manufactured in Puerto Rico.

CAMBIA. We began shipping and recognizing product sales on CAMBIA in December 2013. We began commercial promotion of CAMBIA in February 2014. The increase in CAMBIA product sales for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, is primarily a result of lower managed care rebates and lower co-pay assistance programs, offset by lower prescription demand.  We expanded the sales force promoting CAMBIA from 40 to 90 sales representatives in September 2017 and we do not expect to see any material impact of this increase until 2018.

Lazanda. We began shipping and recognizing product sales on Lazanda in August 2013. We began commercial promotion of Lazanda in October 2013. The decrease in Lazanda product sales in the three and nine months ended September 30, 2017, as compared to the same periods in 2016 is primarily a result of lower unit demand attributable to decline in the Transmucosal Immediate Release Fentanyl (TIRF) prescription market offset, in part, by price increases. As a result of the divestiture of Lazanda on November 7, 2017, we will no longer record revenues and related costs associated with Lazanda after that date.

Zipsor.  We began shipping and recognizing product sales on Zipsor at the end of June 2012. We began commercial promotion of Zipsor in July 2012. The decrease in Zipsor product sales in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, is a result of reduced unit demand and increased product returns offset, in part, by price increases.

Pharmacy Benefit Manager.  During the three months ended March 31, 2017, we established a reserve with respect to a dispute with a pharmacy benefit manager (PBM) over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted with respect to the year ended December 31, 2015 and the first half of 2016. As of December 31, 2016, we established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements.  However, as a result of further communication with the PBM during the three months ended March 31, 2017, it became clear that our failure to pay the disputed amount would adversely impact our ability to maintain a favorable position on the PBM’s formulary.  Accordingly, despite our belief that the claims in dispute are invalid, we increased the reserve against this matter by $4.7 million which is an offset to net sales for the three months ended March 31, 2017.  We will adjust net sales in the future if the dispute is resolved for an amount that is different than that currently reserved.

Royalties

Royalties for the three and nine months ended September 30, 2017 are primarily comprised of royalties from Tribute Pharmaceuticals, Inc. on net sales of CAMBIA in Canada and royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan. Mallinckrodt ceased commercial promotion of XARTEMIS™ XR in 2015.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalty payments, inventory write-downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets”. Total cost of sales for the three and nine months ended September 30, 2017, as compared to the corresponding period in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of Sales	$17,396	$20,243	$54,895	$64,757
Dollar change from prior year	(2,847)	(671)	(9,862)	17,866
Percentage change from prior year	(14.1)%	(3.2)%	(15.2)%	38.1%

The decrease in cost of sales for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily due to lower product sales and no milestone payments for the three and nine months ended September 30, 2017 as compared to the same periods in 2016.

We acquired and began selling CAMBIA in December 2013. In connection with the acquisition, we assumed a liability to make certain milestone payments to third parties that were unrelated to the Seller. The milestones are based on cumulative net sales of CAMBIA in a consecutive twelve month period. A post-acquisition milestone of $3 million was triggered during the three months ended March 31, 2016 and is included in cost of sales for the nine months ended September 30, 2016.

Cost of sales for NUCYNTA includes a royalty on net sales payable to Grünenthal. NUCYNTA cost of sales for the three and nine months ended September 30, 2017 was approximately 24%.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined was approximately 9% for the three and nine months ended September 30, 2017.

We expect cost of sales for the remainder of 2017 for NUCYNTA to be approximately 24% of net sales reflecting the manufacturing transfer price and a royalty on net sales payable to Grünenthal, the developer of the product. Cost of sales for our other products varies significantly, but we expect cost of sales as a percentage of net sales for the remainder of 2017 will continue at approximately the levels incurred in the first three quarters of 2017.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, and consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidate in development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$1,761	$10,412	$12,459	23,477
Dollar change from prior year	(8,651)	5,783	(11,018)	12,276
Percentage change from prior year	(83.1)%	124.9%	(46.9)%	109.6%

Research and development expenses for the three and nine months ended September 30, 2017 decreased as compared to the same periods in 2016 primarily as a result of completion of certain portions of our ongoing pediatric trials for NUCYNTA during the second quarter, and delays in the next steps of those pediatric trials, and a reduction in the development costs associated with cebranopadol.  In light of the changing opioid landscape, we are exploring ways to improve cebranopadol’s differentiated profile and potential modifications to the development program prior to its entry into Phase 3 trials. Therefore, we do not expect to incur significant expenses associated with cebranopadol in 2017.

We expect research and development costs for the remainder of 2017 to slightly increase from the levels incurred in the third quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs and professional expenses, such as legal fees. Total selling, general and administrative expenses for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$48,850	$51,574	$147,379	$156,036
Dollar change from prior year	(2,724)	2,509	(8,657)	15,021
Percentage change from prior year	(5.3)%	5.1%	(5.5)%	10.7%

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to lower legal expenses in 2017 and a $7.5 million reduction in the fair value of contingent consideration relating primarily to our Lazanda acquisition and, to a lesser extent, our CAMBIA and Zipsor acquisitions. The reduction in the fair value of contingent consideration relating to Lazanda reflects the continued deterioration of the TIRF market and the cessation of promotion of Lazanda by our salesforce in May 2017. The decrease in the fair value of contingent consideration relating to the CAMBIA and Zipsor acquisitions resulted from a reduction in the Company’s estimate of future sales of these products in light of the lower than expected results since March 2017. Selling, general and administrative expenses for the nine months ended September 30, 2017 includes a $3.4 million adjustment booked in the three months ended March 31, 2017 related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.

We expect selling, general and administrative expenses to increase from our current levels for the remainder of 2017 in part, due to an expected increase in legal expenses associated with new government inquiries and subpoenas directed to opioid manufacturers as well as higher expenses associated with the increase in our neurology salesforce.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Amortization of intangible assets—NUCYNTA	$23,575	24,877	$70,727	$74,632
Amortization of intangible assets—Zipsor	584	585	1,752	1,754
Amortization of intangible assets—Lazanda	291	291	873	873
Amortization of intangible assets—CAMBIA	1,284	1,284	3,852	3,852
	$25,734	$27,037	$77,204	$81,111

The NUCYNTA product rights of approximately $1.0 billion that we acquired on April 2, 2015, have been recorded as intangible assets in the accompanying Condensed Consolidated Balance Sheets and are being amortized using the straight line method over the estimated useful life of approximately 10 years. Amortization commenced on the acquisition date. In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in our patent litigation against all three filers of Abbreviated New Drug Applications (ANDAs) for our NUCYNTA franchise. Based upon the Court’s ruling, we expect market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). Based also upon the Court’s ruling, we reviewed the useful life of the NUCYNTA product rights and in 2016 extended that from the previous estimate of June 2025 to December 2025. The estimated amortization expense for the remainder of 2017 is expected to be $23.6 million.

The Zipsor product rights of $27.2 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are amortized over the estimated useful life of the asset on a straight-line basis through March 2022. The estimated amortization expense for the remainder of 2017 is expected to be $0.6 million.

The CAMBIA product rights of $51.4 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the estimated useful life of the asset on a straight-line basis through December 2023. Amortization commenced on December 17, 2013, the date on which we acquired CAMBIA. The estimated amortization expense for the remainder of 2017 is expected to be $1.3 million.

The Lazanda product rights of $10.5 million have been recorded as intangible assets on the accompanying Condensed Consolidated Balance Sheets and were being amortized over the estimated useful life of the asset on a straight-line basis through August 2022. Amortization commenced on July 29, 2013, the date on which we acquired Lazanda. The unamortized net intangible balance associated with Lazanda as of November 7, 2017 will be recognized in the entries associated with the divestiture of Lazanda on November 7, 2017.

Restructuring Charges

We announced a reduction-in-force during the three months ended June 30, 2017 in order to streamline operations and achieve operating efficiencies. We recorded $0.5 million and $3.9 million in severance and benefits charges during the three and nine months ended September 30, 2017.  Restructuring and related liabilities payable as of September 30, 2017 is $1.1 million.

Interest Income and Expense

The decrease in net interest expense for the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year, is primarily due to prepayment of $100.0 million of the Senior Notes in April 2016 and April 2017 resulting in lower interest expense for the three and nine months ended September 30, 2017. The net interest expense is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest and other income	$72	$113	$604	$310
Interest expense	(17,815)	(20,307)	(55,697)	(63,182)
Net interest expense	$(17,743)	$(20,194)	$(55,093)	$(62,872)

The interest expense is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest payable on Senior Notes	$10,589	$13,049	$33,748	41,671
Interest payable on Convertible Notes	2,156	2,157	6,468	6,469
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	4,839	4,460	14,249	13,084
Changes in fair value of contingent consideration	221	608	1,017	1,802
Other	10	33	215	156
Total interest expense	$17,815	$20,307	$55,697	$63,182

The Senior Notes

On April 2, 2015, we issued $575.0 million aggregate principal amount of the Senior Notes for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) between the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma.

The Senior Notes will mature in seven years after issuance (unless earlier prepaid or repurchased), are secured by substantially all of our assets and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The Senior Notes can be prepaid, at our option, (i) after the first anniversary of the purchase date but prior to the second anniversary, up to $100.0 million, (ii) before the second anniversary, under certain conditions and (iii) after the second anniversary, at our discretion.

In April 2016, we prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee. We recorded a net loss on prepayment of the Senior Notes of $5.8 million which represented the prepayment fee of $5.0 million and unamortized balances of debt discount and debt issuance costs of $0.8 million.  This loss was recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for the three months ended June 30, 2016. In April 2017, we prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee. We recorded a loss on prepayment of the Senior Notes of $5.4 million which represented the prepayment fee of $4.0 million and unamortized balances of debt discount and debt issuance costs of $1.4 million in the Consolidated Statement of Operations during the three months ended June 30, 2017. As a result of the prepayment of $100.0 million of Senior Notes in April 2017, we expect the interest expense relating to the Senior Notes in the fourth quarter of 2017 to be approximately the same as in the three months ended September 30, 2017.

Convertible Notes

In September, 2014, we issued the Convertible Debt resulting in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The interest rate for the Convertible Notes is fixed at 2.50% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year.

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

Income Tax Provision

We recorded a benefit from income taxes of $0.5 million and $0.6 million for the three and nine months ended September 30, 2017, compared to a benefit from income taxes of $6.0 million and $17.7 million, for the three and nine months ended September 30, 2016, respectively.  The benefit for income taxes in the three and nine months ended September 30, 2017 as compared to the benefit from income taxes for the same period in 2016 is primarily attributable to a full valuation allowance in 2017.  We paid zero and approximately $0.1 million in income taxes in the three and nine months ended September 30, 2017, respectively.  We paid approximately $0.01 and $0.08 million in income taxes in the three and nine months ended September 30, 2016, respectively.

Non-GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non‑GAAP adjusted earnings, non‑GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, non‑GAAP financial measures, as useful operating metrics.

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

Non‑GAAP adjusted earnings and non‑GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude amortization, IPR&D and non‑cash adjustments related to product acquisitions, stock‑based compensation expense, non‑cash interest expense related to debt,  costs associated with the special meeting requests made by an activist investor and CEO transition, costs associated with an attempted debt refinancing, restructuring costs, adjustments associated with non-recurring legal settlements and disputes, and to adjust for the tax effect related to each of the non-GAAP adjustments. Non‑GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude interest income, interest expense, amortization, IPR&D and non‑cash adjustments related to product acquisitions, stock‑based compensation expense, depreciation, taxes, restructuring costs, adjustments related to non-recurring legal settlements and disputes, costs associated with an attempted debt refinancing, the special meeting requests made by an activist investor, and CEO transition.

Non‑GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non‑GAAP measures used by other companies.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted earnings for the three and nine months ended September 30, 2017 and September 30, 2016, respectively (in thousands, except per share amount):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EARNINGS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

GAAP net loss	$(15,992)	$(12,894)	$(69,392)	$(44,352)
Non-cash interest expense on debt	4,839	4,460	15,613	13,861
Managed care dispute reserve	—	—	4,742	—
Intangible amortization related to product acquisitions	25,734	27,037	77,204	81,111
Inventory step-up related to product acquisitions	—	—	—	16
Contingent consideration related to product acquisitions	(1,194)	686	(6,525)	1,593
Stock based compensation	2,911	4,364	9,870	12,602
Other costs (1)	612	2,015	3,142	2,942
Restructuring charges	434	—	3,875	—
Valuation allowance on deferred tax assets	4,172	—	19,274	—
Income tax effect of non-GAAP adjustments (3)	(11,846)	(13,479)	(38,249)	(39,211)
Non-GAAP adjusted earnings	$9,670	$12,189	$19,554	$28,562
Add interest expense of convertible debt, net of tax (2)	1,348	1,348	2,695	2,695
Numerator	$11,018	$13,537	$22,249	$31,257
Shares used in calculation (2)	81,376	81,940	81,607	81,370
Non-GAAP adjusted earnings per share	$0.14	$0.17	$0.27	$0.38

(1)	Other costs represents non-recurring costs associated with the special meeting requests of an activist investor, CEO transition, and an attempted debt refinancing.
(2)	The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.
(3)

Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate.  Expected cash taxes were zero for the three months ended September 30, 2017 and $(1,303) for the three months ended September 30, 2016. Expected cash taxes were zero for the nine months ended September 30, 2017 and $1,509 for the nine months ended September 30, 2016.

The following table reconciles the Company’s GAAP net loss to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED EBITDA

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

GAAP net loss	$(15,992)	$(12,894)	$(69,392)	$(44,352)
Pharmacy benefit manager dispute reserve	—	—	4,742	—
Intangible amortization related to product acquisitions	25,734	27,037	77,204	81,111
Inventory step-up related to product acquisitions	—	—	—	16
Contingent consideration related to product acquisitions	(1,194)	686	(6,525)	1,593
Stock based compensation	2,911	4,364	9,870	12,602
Interest income	(72)	(113)	(332)	(310)
Interest expense	17,584	19,666	59,829	67,001
Depreciation	605	646	1,839	1,908
Benefit from income taxes	(513)	(6,042)	(560)	(17,692)
Other costs (1)	612	2,015	3,142	2,942
Restructuring charges	434	—	3,875	—
Transaction costs	—	—	—	45
Non-GAAP adjusted EBITDA	$30,109	$35,365	$83,692	$104,864

(1)	Other costs represents non-recurring costs associated with the special meeting requests of an activist investor, CEO transition, and an attempted debt refinancing.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(In thousands)	2017	2016
Cash, cash equivalents and short-term investments	$113,457	$177,420

The decrease in cash, cash equivalents and short-term investments during the nine months ended September 30, 2017 is primarily attributable to the prepayment of $100.0 million of secured indebtedness in April 2017 along with a $4.0 million related prepayment fee. These payments were partially off-set by the cash generated from operations during the nine months ended September 30, 2017.

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

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA and Zipsor;
•	the timing and cost of our cebranopadol clinical trials;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	expenses associated with any litigation, action, claim, suit, investigation or proceeding instituted by or against us;
•	interest and principal payments on our current and future indebtedness;

•	financial terms of definitive license agreements or other commercial agreements we may enter into;
•	changes in the focus and direction of our business strategy and/or research and development programs; and
•	results of clinical testing requirements of the FDA and comparable foreign regulatory agencies.

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash provided by operating activities	$34,905	$30,228
Cash provided by investing activities	53,325	58,567
Cash used in financing activities	(98,354)	(99,522)

Cash Flows from Operating Activities

Cash provided by operating activities was higher during the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to a reduction in our accounts receivable balance as a result of lower sales in the nine months ended September 30, 2017.

Cash Flows from Investing Activities

The reduction in cash provided by investing activities during the nine months ended September 30, 2017 primarily relates to the timing of maturity of marketable securities for the prepayment of debt in April 2017. Cash provided by investing activities during the nine months ended September 30, 2017 primarily relates to the maturities of marketable securities.

Cash Flows from Financing Activities

The reduction in cash used in financing activities during the nine months ended September 30, 2017 as compared to the same period in 2016 primarily relates to higher proceeds from stock option exercises during the nine months ended September 30, 2017.

Contractual Obligations

As of September 30, 2017, our aggregate contractual obligations as shown in the following table were as follows (in thousands):

				More than
	1 Year	2 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Senior Notes—principal	$57,500	230,000	87,500	—	$375,000
Senior Notes—interest	40,407	51,896	7,359	—	99,662
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	8,625	—	34,500
Operating leases(1)	4,350	4,628	3,377	286	12,641
Purchase commitments	29,509	1,100	—	—	30,609
	$140,391	$304,874	$451,861	$286	$897,412

(1)	Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

As of September 30, 2017, we had non-cancelable purchase orders and minimum purchase obligations of approximately $30.6 million under our manufacturing agreements related to NUCYNTA, Gralise, Zipsor, and CAMBIA. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts. We divested our rights to Lazanda to Slán on November 7, 2017.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 11 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

If we do not successfully commercialize NUCYNTA® ER and NUCYNTA® IR (NUCYNTA), our largest selling products, or Gralise®, CAMBIA®, and Zipsor®, our business, financial condition and results of operations will be materially and adversely affected.

In April 2015, we acquired and began commercial promotion of NUCYNTA ER and NUCYNTA. In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. As a Company, we have a limited history of selling and marketing pharmaceutical products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from NUCYNTA ER and NUCYNTA, our largest selling products, or Gralise, CAMBIA, and Zipsor, depends on a number of factors, including, but not limited to, our ability to:

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

•	obtain adequate supply of our products;
•	maintain and extend intellectual property protection for our products; and
•	comply with applicable legal and regulatory requirements.

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our product revenues and our business, financial condition and results of operations will be materially and adversely affected. Further, if we are unable to maintain or increase our revenues from NUCYNTA ER and NUCYNTA, our largest selling products which generated approximately 62% of our total product revenues in 2016, and approximately 63% of our total product revenues for the nine months ended September 30, 2017, our business, financial condition and results of operations will be materially and adversely affected.

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

Any introduction of one or more products generic to NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, or Zipsor, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations.  The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price.  Moreover, if the patents covering our products are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

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

There have been, and there will continue to be, legislative, regulatory and third-party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the ACA), intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Changes in laws and regulations applicable to and investigations of, the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME).  Certain third-party payers are, or are considering, adopting some or all of these CDC guidelines to limit access to high doses of opioids. Recently, CVS Pharmacy announced it would only fill first time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts  and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to among other things, limit the duration and quantity of initial prescriptions of immediate release form of opiates, mandate the use by prescribers of prescription drug databases, and mandate prescriber education. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers.  In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. These and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect our business, financial condition and results of operations.

At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institute of Health are coordinating efforts between the FDA, the U.S. Drug Enforcement Agency (DEA), the United States Department of Health and Human Services and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death as well as implementing a Risk Evaluation and Mitigation Strategies (REMS) for immediate release opioids. Many elected officials, including President Trump, have called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. In March 2017, President Trump announced the creation of a commission, through ONDCP, to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency”. The commission’s final report was released in early November 2017. These and other changes, and potential changes in laws, regulations and industry practices including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opioids, could adversely affect our business, financial condition and results of operations.

Heightened attention on the problems associated with the abuse of opioids could adversely affect our business, financial condition and results of operations.

In recent years, there has been increased public attention on the public health issue of opioid abuse.  The ability of drug abusers to discover previously unknown ways to abuse and misuse opioid products; public inquiries and governmental investigations into prescription drug abuse; litigation and heightened regulatory activity regarding the sales, marketing, distribution or storage of opioid products, among other things, could cause additional unfavorable publicity regarding the use and misuse of opioids, which could have a material adverse effect on our products and our reputation. Such negative publicity could reduce the potential size of the market for our products and product candidate and decrease the revenues we are able to generate from their sale. Additionally, such increased scrutiny of opioids generally, whether focused on our products or otherwise, could have the effect of negatively impacting our relationships with healthcare providers and other members of the healthcare community, reducing the overall market for opioids or reducing the prescribing and use of our products.

Governmental investigations and inquiries as well as regulatory actions with respect to the commercialization and use of opioids could adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies. For example, we were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against the Company was dismissed.  We recently received a letter from Senator Claire McCaskill, the Ranking Member on the United States Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its commercialization of opioid products.  We voluntarily furnished information responsive to Sen. McCaskill’s requests.  We recently received subpoenas or civil investigative demands from the Attorney Generals of Maryland, Missouri and New Jersey seeking documents and information regarding the sales and marketing of opioid products. We are cooperating with each of the foregoing states in their investigations.  We recently received a subpoena from the United States Department of Justice (DOJ) seeking documents and information regarding the sales and marketing of opioid products.  We are cooperating with the DOJ in its investigation.

These and other governmental investigations or inquiries in which we may become involved may result in claims and lawsuits being brought against the Company by governmental agencies or private parties.  It is not possible at this time to predict the outcome of any governmental investigations or inquiries of the Company or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise.  However, the initiation of any investigation, inquiry or lawsuit relating to the Company, or any assertion, claim or finding of wrongdoing by the Company, could:

•adversely affect our business, financial condition and results of operations;

•result in reputational harm and reduced market acceptance and demand for our products;

•harm our ability to market our products;

•cause us to incur significant costs and expenses; and

•cause our senior management to be distracted from execution of our business strategy.

Furthermore, governmental regulators could take measures that could have a negative effect on the Company’s business and its products.  For example, Endo Pharmaceuticals, Inc. recently voluntarily withdrew, at the FDA’s request, OPANA® ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits.  Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER would adversely affect our business, results of operations and financial condition.

We may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA ER and NUCYNTA, is a proprietary opioid analgesic that we market exclusively in the U.S. NUCYNTA ER and NUCYNTA compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is marketed by Purdue Pharma L.P., and OPANA® ER (oxymorphone hydrochloride), which is owned by Endo Pharmaceuticals, Inc. (voluntarily withdrawn from the market, stopping shipments in September 2017), each of which is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin®, and prior to its withdrawal, OPANA® ER, achieved significant levels of market acceptance. There are also a number of branded and generic short and long acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue.  For example, Butrans® (promoted by Purdue) has been facing generics entrants since June 2017. In addition, Pfizer’s new opioid Troxyca® ER was approved in 2016, but has not yet launched. Teva’s VantrelaTM ER was approved in 2017, but has not yet launched. Inspirion has received approval for MorphaBond ER (morphine sulfate) and RoxyBond (oxycodone HCL), with expected launches in fourth quarter of 2017 and first quarter of 2018, respectively. Lyrica® (pregabalin), which is marketed by Pfizer, Inc. (Pfizer), is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Pfizer also received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of pDPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA ER and NUCYNTA.

Branded gabapentin is currently sold by Pfizer as Neurontin® for adjunctive therapy for partial onset epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin® have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica® (pregabalin), has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Pfizer received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of pDPN and PHN. Arbor Pharmaceuticals, LLC’s Horizant™ (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Pfizer’s Relpax® patent expired in December 2016, and generic entrants began in July 2017. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig® nasal, Onzetra®, Xsail®,TM ZembraceTM, SymTouchTM and Treximet®, which is a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment of migraines that are now or may become competitive with CAMBIA, including CGRP products which may launch in 2018.

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

All marketing activities associated with NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, and Zipsor, as well as marketing activities related to any other products that we may acquire, or for which we obtain regulatory approval, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer. If we, or our collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our products from reimbursement under government programs, as well as other regulatory actions against our product candidates, our collaborative partners or us.

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

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor, and Gralise. An affiliate of Janssen Pharma is currently our sole supplier of NUCYNTA ER pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Halo Pharmaceutical, Inc. (Halo) and a Janssen Pharma affiliate that manufacture NUCYNTA ER are currently our two suppliers of NUCYNTA. Upon completion of the transition of NUCYNTA manufacturing to Halo by the end of 2017, Halo will become our sole supplier of NUCYNTA.  Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Accucaps Industries Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor in June 2012. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, or Zipsor, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

For example, Hurricanes Irma and Maria recently caused significant devastation and damage throughout Puerto Rico, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in the third quarter of 2017 and may continue to experience such delays during the fourth quarter of 2017.  Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER will adversely affect our business, financial condition and results of operations for 2017, and potentially 2018, if the manufacturing facility at which NUCYNTA and NUCYNTA ER are made is not fully operational for an extended period of time.

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

Since June 2012, we have acquired NUCYNTA ER, NUCYNTA, CAMBIA, and Zipsor and exclusively in-licensed the right to develop and commercialize cebranopadol. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to products that could be sold by our sales force. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  President Trump also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA have recently failed to pass both houses of Congress, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls or caps on prescription drugs, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

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

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP) or Quality System Regulation (QSR). The FDCA, the Controlled Substances Act of 1970 (CSA) and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

Our business involves exposure to potential product liability risks that are inherent in the development, production and commercialization of pharmaceutical products. Side effects, manufacturing defects, misuse or abuse of any of our products could result in patient injury or death. Patient injury, abuse, or death can result in product liability claims being brought against us, even if our products did not cause an injury, abuse, or death. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others who come into contact with our products.

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

Each of NUCYNTA ER and NUCYNTA are opioid analgesics that contain tapentadol. Cebranopadol is a development stage opioid analgesic. Tapentadol is a regulated “controlled substance” under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being those that present the highest risk of abuse. Tapentadol is listed by the DEA as a Schedule II substance under the CSA. The scheduling for cebranopadol will not be determined until after the FDA’s approval. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

Limitations on the production of Schedule II substances in the U.S. could limit our ability to successfully commercialize NUCYNTA ER and NUCYNTA.

The availability and production of all Schedule II substances, including tapentadol, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug product manufacturing. The DEA annually establishes an aggregate quota for total tapentadol production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol that the DEA allows to be produced in the U.S. annually is allocated among applicable individual drug manufacturers, which must submit applications annually to the DEA for individual production quotas. In turn, the manufacturers of NUCYNTA ER and NUCYNTA have to obtain a procurement quota to source tapentadol for the production of NUCYNTA ER and NUCYNTA.

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol for all tapentadol products manufactured at their facility, which is allocated to NUCYNTA ER and NUCYNTA, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol is insufficient to meet our commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. Further, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. Any delay or refusal by the DEA or our manufacturers in establishing the production or procurement quota or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol could adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation and Mitigation Strategy program may limit the commercial success of NUCYNTA ER and Lazanda.

NUCYNTA ER is subject to a FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute such products for outpatient use. Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the REMS programs. As a result, there are relatively few prescribers and dispensers of products subject to REMS protocols. In addition, the FDA recently mandated a REMS protocol for NUCYNTA. If we are not able to successfully promote NUCYNTA ER and NUCYNTA to participants in the applicable REMS program, our business, results of operations and financial condition could be adversely affected.

The market price of our common stock historically has been volatile. Our results of operations may fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From September 30, 2015 through September 30, 2017, our stock price has ranged from $5.58 to $27.02 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA ER, NUCYNTA, Gralise, CAMBIA, and Zipsor;
•	the current and future market conditions for short-acting and long-acting opioids;
•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our collaborative partners;
•	the reversal or any appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA ER and NUCYNTA;
•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;
•	legal and regulatory developments in the United States;
•	actions taken by industry stakeholders affecting the market for our products;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;
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

We sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 36%, 27% and 25% of our product shipments for the year ended December 31, 2016 and 36%, 27% and 27% of our product shipments for the nine months ended September 30, 2017. If we were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

We recently experienced significant changes in our Board of Directors and executive management team. If our newly appointed directors, Chief Executive Officer and executive officers are not able to timely develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. Moreover, the changes to our Board of Directors and executive management team may result in disruption to the operation of our business. While our newly appointed Chief Executive Officer has significant industry-related experience, he has not previously worked together with the other members of our executive management team and it may take time for the team to become fully integrated. Any delay in the integration of our Board of Directors or executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business and results of operations.

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

Contingent consideration obligations arise from the Zipsor and CAMBIA acquisitions and relate to the potential future milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

On July 12, 2015, our Board of Directors adopted and approved an amendment and restatement to our bylaws (the Amended Bylaws). The Amended Bylaws, among other things, provide for the establishment of a measurement record date for purposes of ascertaining shareholders eligible to call for a special meeting of shareholders and establish certain other procedures relating to the calling of a special meeting of shareholders. The Amended Bylaws also supplement the advanced notice requirements and procedures for the submission by shareholders of nominations for the Board of Directors and of other proposals to be presented at shareholder meetings, and provide that the exclusive forum for any shareholder to bring any: (i) derivative action, (ii) claim asserting a breach of fiduciary duty, (iii) action under the California Corporations Code or our organizational documents or (iv) other action relating to our internal affairs, shall in each case be the Santa Clara County Superior Court within the State of California or, if no state court located within the State of California has jurisdiction, the federal district court for the Northern District of California. The Amended Bylaws also make certain other ministerial changes.

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

Our operations and infrastructure, and those of our partners, third party suppliers and vendors are vulnerable to damage or interruption from cyber-attacks and security breaches, human error, natural disasters, fire, flood, the effects of climate change, power loss, telecommunications failures, equipment failures, intentional acts of theft, vandalism, terrorism and similar events. In particular, our corporate headquarters are located in the San Francisco Bay area, which has a history of seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

For example, Hurricanes Irma and Maria recently caused significant devastation and damage throughout Puerto Rico, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in the third quarter of 2017 and may continue to experience such delays during the fourth quarter of 2017.  Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER will adversely affect our business, financial condition and results of operations for 2017, and potentially 2018, if the manufacturing facility at which NUCYNTA and NUCYNTA ER are made is not fully operational for an extended period of time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the Company
3.5	(5)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of the Company
3.6	(5)	Certificate of Determination of Series B Junior Participating Preferred Stock of the Company
3.7	(6)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock
3.8	(7)	Amended and Restated Bylaws
10.1	(*)	Waiver and Release Agreement dated July 12, 2017 by and between the Company and Thadd M. Vargas
10.2	(*)	Drug Product Manufacturing Services Agreement dated June 6, 2017 by and between the Company and Halo Pharmaceutical, Inc.
10.3	(*)	Offer Letter dated October 17, 2017 by and between the Company and Santosh J. Vetticaden, M.D., PH.D.
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Arthur J. Higgins
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of Arthur J. Higgins
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

(+)Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	DEPOMED, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer