Form 10-K
period 2017-12-31
DEPOMED INC
filed 2018-03-01
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” “emerging growth company’ in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of Common Stock on the Nasdaq Stock Market on June 30, 2017 was approximately $571,882,038. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock as of June 30, 2017 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 23, 2018 was 63,505,783.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Shareholders, expected to be held on or about May 8, 2018, are incorporated by reference in Part III of this Form 10‑K.

DEPOMED, INC.

FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward‑looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward‑looking statements. Forward‑looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. Forward‑looking statements include, but are not necessarily limited to, those relating to:

•	the commercial success and market acceptance of our products;
•	the success of Collegium Pharmaceutical, Inc. (Collegium) in commercializing NUCYNTA® ER and NUCYNTA®;
•

the reversal or any successful appeal of the court’s favorable ruling in our patent infringement litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA ER and NUCYNTA in the United States (U.S.);

•	any additional patent infringement or other litigation or proceeding that may be instituted related to any of our products, product candidates or products we may acquire;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidates, including cosyntropin;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	our ability to successfully develop and execute our sales and marketing strategies;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements;
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue);
•	the successful execution of our restructuring plan that was announced in December 2017; and
•	our ability to attract and retain key executive leadership following our restructuring and office relocation.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward‑looking statements include those more fully described in the “ITEM 1A. RISK FACTORS” section and elsewhere in this Annual Report on Form 10‑K. Forward looking statements are made as of the date of this report. Except as required by law, we assume no obligation to update any forward‑ looking statement, or to revise any forward‑looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10‑K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

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

Depomed®, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Acuform® are registered trademarks of Depomed. Glumetza® is a registered trademark of Valeant International (Barbados) SRL exclusively licensed in the United States (U.S.) to Depomed. Lazanda® is a registered trademark of Slán Medicinal Holdings Limited (Slán). All other trademarks and trade names referenced in this Annual Report on Form 10‑K are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. Our current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

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

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium Pharmaceutical, Inc. (Collegium) in December 2017, we granted Collegium the right to commercialize the NUCYNTA® franchise of pain products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the agreement, subject to certain conditions.  Additionally, we retained certain rights to co-promote NUCYNTA products, subject to providing advanced notice to Collegium. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

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

In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug cosyntropin (Synthetic ACTH Depot) in the U.S., and Slán acquired our rights to Lazanda® (fentanyl) nasal spray. We believe cosyntropin can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file a New Drug Application (NDA) for cosyntropin in late 2018 with a goal of a potential launch in the second half of 2019 or early 2020, if the product is approved.

We actively seek to expand our product portfolio through acquiring or in‑licensing commercially available products or late‑stage product candidates that may be marketed and sold effectively through our sales and marketing capability.

We also have royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology, including with Ironwood Pharmaceuticals, Inc. (Ironwood).

Strategy

Our commercial strategy is based on three pillars:  Maintain, Grow and Build.

We intend to “Maintain” our NUCYNTA franchise of pain products through our commercialization arrangement with Collegium. In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the agreement, subject to certain conditions. Both we and Collegium may terminate the agreement under certain circumstances. We can terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of a termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to the fourth anniversary of the transaction, by paying us a $25.0 million termination fee.

We intend to “Grow” our neurology and non-opioid pain franchises, through organic and inorganic growth. As of September 2017, we increased the size of our neurology field force to 90 representatives and, in doing so, doubled our call plan targets. We believe our increased field force supports Gralise, Cambia and Zipsor, three promotionally sensitive products, and allows us the flexibility to add new neurology products.

We intend to “Build” a portfolio of high-value products positioned to address the needs of patients, physicians and payers.  In November 2017 we acquired the exclusive rights to market cosyntropin in the U.S.  We will seek to bring additional specialty products into this portfolio.

In connection with our entry into the Commercialization Agreement with Collegium, we eliminated our pain sales force and announced our intent to relocate our headquarters and reduce our headquarters’ staff.  Excluding restructuring charges we expect these actions will significantly reduce our operating expenses in future periods, further enabling us to implement our strategy.

OUR BUSINESS OPERATIONS

As of December 31, 2017, our revenues were generated primarily from the following commercialized products.

Gralise (Gabapentin)

Gralise is our proprietary, once‑daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its U.S. Food and Drug Administration (FDA) approval in January 2011. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $77.0 million for the year ended December 31, 2017, $88.4 million for the year ended December 31, 2016 and $81.0 million for the year ended December 31, 2015.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non‑steroidal anti‑inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

We began shipping and recognizing product sales on CAMBIA in December 2013. Our CAMBIA product sales were $31.6 million for the year ended December 31, 2017 and $31.3 million for the year ended December 31, 2016, and $27.4 million for the year ended December 31, 2015.

Zipsor (Diclofenac Potassium) Liquid‑Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne).

Our Zipsor® product sales were $16.7 million for the year ended December 31, 2017, $27.5 million for the year ended December 31, 2016 and $25.7 million for the year ended December 31, 2015.

NUCYNTA ER (Tapentadol Extended Release Tablets)

NUCYNTA ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate. We acquired the U.S. rights to NUCYNTA ER from Janssen Pharmaceuticals, Inc. (Janssen Pharma) and began shipping and recognizing product sales on NUCYNTA ER in April 2015. We began commercial promotion of NUCYNTA ER in June 2015.

NUCYNTA (Tapentadol)

NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA in June 2015.

NUCYNTA ER and NUCYNTA product sales were $239.5 million for the year ended December 31, 2017, $281.3 million for the year ended December 31, 2016 and $189.9 million for the period from April 2015 to the year ended December 31, 2015.

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the agreement, subject to certain conditions. Both we and Collegium may terminate the agreement under certain circumstances. We may terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of a termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to fourth anniversary of the transaction, by paying us a $25.0 million termination fee.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around‑the‑clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). Our Lazanda product sales were $15.0 million for the year ended December 31, 2017, $26.5 million for the year ended December 31, 2016 and $17.7 million for the year ended December 31, 2015.

In November 2017, we entered into agreements with Slán pursuant to which Slán acquired our rights to Lazanda.

Product Candidates

In November 2017, we entered into agreements with Slán pursuant to which we obtained the marketing rights to cosyntropin. We believe cosyntropin can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file an NDA for cosyntropin in late 2018 with a goal of a potential launch in second half of 2019 or early 2020, if the product is approved.

In December 2015, we entered into a license agreement with Grunenthal GmbH (Grunenthal) pursuant to which we acquired the U.S. and Canadian rights to cebranopadol, a product candidate for the treatment of moderate to severe chronic nociceptive and neuropathic pain.  In January 2018, we gave to Grunenthal 120 days’ written notice of termination of the cebranopadol license agreement.

Segment and Customer Information

We operate in one operating segment and have operations solely in the United States. To date, substantially all of our revenues from product sales are related to sales in the United States.

The three large, national wholesale distributors represent the vast majority of our business and represented the following percentages of product shipments and accounts receivable for the years ended December 31, 2017, 2016 and 2015.

	Product shipments			Product sales-related accounts receivable
	2017	2016	2015	2017	2016	2015

McKesson Corporation	36%	36%	36%	41%	39%	38%
AmerisourceBergin Corporation	27%	27%	24%	27%	33%	25%
Cardinal Health	26%	25%	27%	23%	20%	25%
All others	11%	12%	13%	9%	8%	12%
Total	100%	100%	100%	100%	100%	100%

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc.

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW‑3718 by Ironwood. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved, including a $5.0 million contingent milestone payment if Ironwood commences Phase 3 clinical trials for IW-3718.

RESTRUCTURING

In June 2017, we announced a reduction-in-force in order to streamline operations and achieve operating efficiencies.  In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will align our staff and office locations to fit our commercial strategy. In February 2018, we eliminated our pain sales force, consisting of approximately 230 sales representative and 25 manager positions, and announced plans to relocate our corporate headquarters from Newark, California to Lake Forest, Illinois sometime in mid-2018. In connection with this relocation, we will significantly reduce our office staff and reduce our headquarters office space by approximately 50%.  See note 10 to the audited consolidated financial statements for further information about our restructuring.

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

Our neurology sales organization includes approximately 90 full time sales representatives, approximately 40 of whom are Depomed employees and the balance of whom are employees of a contract sales organization. Our neurology sales force primarily calls on neurologists, pain specialists and primary care physicians throughout most of the United States. Our marketing organization is comprised of professionals who have developed a variety of marketing techniques and programs to promote our products, including promotional materials, speaker programs, industry publications, advertising and other media.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses were $13.7 million in 2017, $32.6 million in 2016 and $17.5 million in 2015. We expect research and development expenses in 2018 to approximate, or slightly decrease from, 2017 levels. Research and development expenses in 2018 will consist primarily of pediatric studies relating to NUCYNTA, Cambia and Zipsor.

MANUFACTURING

Our facility is used for office purposes. No commercial manufacturing or research and development work takes place at our facility.

We are responsible for the supply and distribution of our marketed products. We have manufacturing and supply agreements with sole commercial suppliers for each of our marketed products, as follows: for NUCYTNA ER, with an affiliate of Janssen Pharma; for NUCYNTA, with Halo Pharmaceutical, Inc. (Halo); for Gralise, with Patheon Puerto Rico Inc. (Patheon); for CAMBIA, with MiPharm, S.p.A. (MiPharm); for Lazanda, with Renaissance Lakewood, Inc. (Renaissance); and for Zipsor, with Catalent Ontario Limited (Catalent).

We have one qualified supplier for the active pharmaceutical ingredient in each of marketed products, and have supply agreements with the suppliers of the active pharmaceutical ingredients in each of our marketed products. We also obtain polyethylene oxide, one of the excipients common to Gralise and products under development by our partners, on a purchase order basis from Dow Chemical, our sole source for polyethylene oxide. We currently have no long term supply arrangement with respect to polyethylene oxide.

Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss. As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in fourth quarter of 2017 and the first quarter of 2018. We and Collegium may continue to experience further outages in the future. Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER, whether due to the manufacturing facility at which NUCYNTA and NUCYNTA ER not being fully operational for an extended period of time or otherwise, could adversely affect the ability of Collegium to commercialize such products, which could adversely affect our business, results of operations and financial condition.

PATENTS AND PROPRIETARY RIGHTS

The material issued in the U.S. patents we own or have in‑licensed, and the marketed products they cover, are as follows:

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
9,561,200 (February 24, 2029)
CAMBIA®	7,759,394* (June 16, 2026)
8,097,651* (June 16, 2026)
8,927,604* (June 16, 2026)
6,974,595* (May 15, 2017)
7,482,377* (May 15, 2017)

*(1) Subject to six‑month pediatric patent term extension beyond scheduled expiration date.

(2)  Patent rights are exclusively in‑licensed by us.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have 11 patent applications pending in the U.S. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any intellectual property claims against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. For instance, in February 2018, Purdue Pharma sued Collegium for infringement of three patents owned by Purdue that were issued in January 2018 and expire in 2022 arising from Collegium’s commercialization of the Nucynta franchise of products. Although we are not a defendant in the suit, Purdue has identified Depomed as an infringer of the patents due to our manufacture of the products. If claims concerning any of our products were to arise and it is determined that these products infringe a third party’s proprietary rights, we could be subject to substantial damages for past infringement or be forced to stop or delay our activities with respect to any infringing product, unless we can obtain a license, or we may have to redesign our product so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

Gralise for Postherpetic Neuralgia.  Gabapentin is currently sold by Pfizer Inc. (Pfizer) as Neurontin® and by several generic manufacturers for adjunctive therapy for partial onset seizures and for the management of PHN (postherpetic neuralgia). In addition, Pfizer’s product Lyrica® (pregabalin) has been approved for marketing in the United States for the management of PHN, neuropathic pain associated with DPN (diabetic peripheral neuropathy), neuropathic pain associated with spinal cord injury, fibromyalgia, and adjunctive therapy in partial onset seizures. In January 2018, Pfizer began to sell Lyrica® CR a controlled release formulation of Lyrica® for neuropathic pain associated with DPN and for PHN. Gralise competes against these products and other neuropathic pain treatments, such as anti-depressants, anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrhythmics and opioids. Arbor Pharmaceutical, LLC.’s HorizantTM (gabapentin enacarbil extended-release tablets) product, a prodrug of gabapentin, is also marketed for the management of PHN in the U.S. as well as for Restless Leg Syndrome.

CAMBIA for the Acute Treatment of Migraine Attacks.  Diclofenac, the active pharmaceutical ingredient in CAMBIA, is a NSAID approved in the United States for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat acute migraine and certain other headaches. Currently, seven triptans are available generically and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig® Nasal Spray, Onzetra® Xsail®, Sumavel, ZembraceTM SymTouchTM and Treximet®, which is a fixed dose combination product containing sumatriptan and naproxen. Pernix plans to launch its Treximet generic in Q1 2018, ahead of its patent expiration. There are other products prescribed for or under development for the treatment of migraines which are now or may become competitive with CAMBIA, including a new class of anti-CGRP products which is expected to launch in 2018.

Zipsor for Mild to Moderate Acute Pain.  Diclofenac, the active pharmaceutical ingredient in Zipsor, is a NSAID that is approved in the United States for relief of mild to moderate acute pain. Both branded and generic versions of diclofenac are marketed in the United States. Zipsor competes against other drugs that are widely used to treat mild to moderate acute pain. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

NUCYNTA ER (tapentadol extended release tablets).  NUCYNTA ER competes against other long‑acting opioid medications. Those include, among others: OxyContin® (oxycodone hydrochloride extended‑release tablets); Butrans® (buprenorphine); BelbucaTM (buprenorphine buccal film); Hysingla® ER (hydrocodone bitartrate); Xtampza® ER (oxycodone); Zohydro® ER (hydrocodone bitartrate); Embeda® (morphine sulfate and naltrexone hcl); Arymo® ER

(morphine sulfate); MorphaBondTM ER (morphine sulfate); and numerous generically available long‑acting opioids. New products continue to be developed and approved, including those approved but not yet launched: Pfizer’s Troxyca, Teva’s Vantrela and Daiichi-Sankyo’s RoxyBond.

NUCYNTA (tapentadol).  NUCYNTA (tapentadol) competes primarily against other short‑acting opioids. There are numerous such medicines, including, among others: Oxaydo® (oxycodone hcl); generic oxycodone hcl; generic oxycodone acetaminophen; generic oxymorphone; generic hydrocodone acetaminophen; generic hydromorphone; generic morphine; generic tramadol hcl and generic tramadol acetaminophen. New short-acting opioids continue to be developed and approved.

GOVERNMENT REGULATION

Product Development

Numerous governmental authorities in the U.S. and other countries regulate our research and development activities and those of our collaborative partners. Governmental approval is required of all potential pharmaceutical products prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. If cosyntropin does not receive regulatory approval or if such an approval is delayed, our business could be materially adversely affected. We cannot be certain that the requisite regulatory approvals will be obtained without lengthy delays, if at all.

In the U.S., the FDA rigorously regulates pharmaceutical products. If a company fails to comply with applicable requirements, the FDA or the courts may impose sanctions. These sanctions may include civil penalties, criminal prosecution of the company or its officers and employees, injunctions, product seizure or detention, product recalls, and total or partial suspension of production. The FDA may withdraw approved applications or refuse to approve pending new drug applications, premarket approval applications, or supplements to approved applications.

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

The results of preclinical and clinical testing are submitted to the FDA in the form of an NDA, for approval prior to commercialization. An NDA requires that our products are compliant with current good manufacturing practices or cGMP. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

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

Reimbursement

Sales of pharmaceutical products in the U.S. depend in significant part on the extent of coverage and reimbursement from government programs, including Medicare and Medicaid, as well as other third party payers. Third party payers are undertaking significant efforts to control the cost of pharmaceutical products, including by implementing cost containment measures to control, restrict access to, or influence the purchase of drugs, and other health care products and services.

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

Federal and state authorities have increased enforcement of fraud and abuse laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the law and bringing suits on behalf of the government under the FCA and under state and local laws. These laws are broad in scope and there may not be regulations, guidance, or court decisions that definitively interpret these laws and apply them to particular industry practices. In addition, these laws and their interpretations are subject to change.

Prescription Limitations

Many states, including the Commonwealths of Massachusetts  and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate release form of opiates (such as NUCYNTA), mandate the use by prescribers of prescription drug databases and mandate prescriber education.  These and other state and local laws applicable to the pharmaceutical industry may affect our business and operations as well as those of our commercialization and development partners.

Controlled Substances

The U.S. Drug Enforcement Administration (DEA) is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (CSA).  The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision, and may not be marketed or sold in the United States. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.  Tapentadol, the active ingredient in NUCYNTA and NUCYNTA ER, is listed by the DEA as a Schedule II substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

Registration with the DEA is required for any facility that manufactures, distributes, dispenses, imports or exports a controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized to be handled under that registration.

The availability and production of all Schedule II substances, including tapentadol, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug product manufacturing. The DEA annually establishes an aggregate quota for total tapentadol production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol that the DEA allows to be produced in the U.S. is allocated among applicable individual drug manufacturers, which must submit applications at least annually to the DEA for individual production quotas. In turn, the manufacturers of NUCYNTA and NUCYNTA ER, which are third-party contract manufacturers, have to obtain a procurement quota to source tapentadol for the production of NUCYNTA and NUCYNTA ER.

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. The DEA may also require drug manufactures to submit applications for individual production quota on a rolling basis.

Individual states also regulate controlled substances, and we, as well as our third-party Active Pharmaceutical Ingredient (API) suppliers and manufacturers, are subject to such regulation by several states with respect to the manufacture and distribution of these products.

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

Additionally, the federal Physician Payments Sunshine Act (the Sunshine Act) provisions, enacted in 2010 as part of ACA, require pharmaceutical manufacturers, among others, to disclose annually to the federal government (for re‑disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures and impose penalties for failures to disclose. Many of these laws and regulations contain ambiguous requirements. As a result of the ambiguity in certain of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

EMPLOYEES

As of December 31, 2017, we had 434 full‑time employees. In connection with our Commercialization Agreement with Collegium, we terminated our pain sales force of approximately 230 sales representative and 25 manager positions and began reducing our headquarters-based employees, which reduction is expected to be substantially completed by mid-2018.  As of February 15, 2018, we had 170 full-time equivalent employees.

We plan to relocate our corporate headquarters from Newark, California to Lake Forest, Illinois sometime in mid-2018. In connection with this relocation, we will significantly reduce our office staff and reduce our headquarters office space by approximately 50%. See note 10 to the audited consolidated financial statements for further information about our restructuring.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our retained employees are good.

Biographical information regarding our executive officers is contained in Part III, Item 10 and is incorporated herein by reference.

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

We rely on Collegium Pharmaceutical Inc. to commercialize NUCYNTA and NUCYNTA ER and their failure to successfully commercialize these products could have a material adverse effect on our business, financial condition and results of operations.

        In December 2017, we entered into a commercialization agreement with Collegium pursuant to which Collegium assumed, effective as of January 9, 2018, responsibility for the sales and marketing of NUCYNTA and NUCYNTA ER.  Collegium will pay us royalties based on net sales of NUCYNTA and NUCYNTA ER. Although we have retained certain rights to promote NUCYNTA and NUCYNTA ER to physicians that Collegium does not call on, we do not have any immediate plans to exercise such rights. As a result, the commercial success of NUCYNTA and NUCYNTA ER will depend almost entirely on Collegium’s commercialization efforts.

As a company, Collegium has a limited history of selling and marketing pharmaceutical products.  Collegium’s ability to successfully commercialize and generate revenues from NUCYNTA and NUCYNTA ER, our largest selling product, depends on a number of factors, including, but not limited to, Collegium’s ability to:

•	develop and execute its sales and marketing strategies for NUCYNTA and NUCYNTA ER;
•	achieve, maintain and grow market acceptance of, and demand for, NUCYNTA and NUCYNTA ER;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;
•

maintain and manage the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize NUCYNTA and NUCYNTA ER;

•	obtain adequate supply of NUCYNTA and NUCYNTA ER; and
•	comply with applicable legal and regulatory requirements.

Additional factors that may affect the success of our commercialization arrangement with Collegium include the following:

•	Collegium may prioritize the commercialization of their other products, including Xtampza, over NUCYNTA and NUCYNTA ER;
•	Collegium may pursue higher-priority programs, or change the focus of its marketing programs;
•	Collegium may acquire or develop alternative products;
•	Collegium may in the future choose to devote fewer resources to NUCYNTA and NUCYNTA ER;
•	changes in laws and regulations applicable to, and scrutiny of, the pharmaceutical industry, including the opioid market;
•	market acceptance of NUCYNTA and NUCYNTA ER may fail to increase or may decrease;
•	the outcome of the appeal of the court’s ruling in our litigation against the ANDA filers seeking to prevent such ANDA filers from marketing a generic version of NUCYNTA and NUCYNTA ER in the U.S.;
•	Collegium may experience financial difficulties; or
•	Collegium may fail to comply with its obligations under our commercialization agreement.

        Any of the preceding factors could affect Collegium's commitment to, and ability to perform, its obligations under the commercialization agreement, which, in turn, could adversely affect the commercial success of NUCYNTA and NUCYNTA ER. Any failure by Collegium to successfully commercialize NUCYNTA and NUCYNTA ER could have a material adverse effect on our business, financial condition and results of operations.

If our commercialization agreement with Collegium terminates, we may not succeed in commercializing NUCYNTA and NUCYNTA ER on our own or through an alternative commercialization partner.

Our agreement with Collegium grants each party specified termination rights, including if certain minimum performance criteria are unmet.  Further, Collegium may terminate the agreement at any time and for any reason after the first anniversary by providing us 12 months’ notice. Alternatively, if Collegium is unsuccessful in its commercialization of NUCYNTA and NUCYNTA ER we may seek to terminate the agreement.  If the agreement is terminated for any reason, we may either perform commercialization activities relating to NUCYNTA and NUCYNTA ER on our own or search for another commercialization partner, either of which would result in us incurring greater expenses and could cause a disruption in the commercialization of the products while we expand our commercial operations or seek an alternative commercialization partner, which disruption could lead to a loss of market share and decreased demand for the products. If we elect to increase our expenditures to fund commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements.

If we do not successfully commercialize Gralise, CAMBIA, and Zipsor, our business, financial condition and results of operations will be materially and adversely affected.

In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014.  In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from Gralise, CAMBIA and Zipsor, depends on a number of factors, including, but not limited to, our ability to:

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

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor and Gralise. An affiliate of Janssen Pharma is currently the sole supplier of NUCYNTA ER pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Halo Pharmaceutical, Inc. (Halo) is the sole supplier of NUCYNTA pursuant to a manufacturing supply agreement we entered into with Halo in June 2017.  Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Catalent Ontario Limited is our sole supplier for Zipsor pursuant to a manufacturing agreement we assumed in connection with our acquisition of Zipsor in June 2012. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA or NUCYNTA ER, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture NUCYNTA or NUCYNTA ER, would adversely affect Collegium’s ability to commercialize such products, which would adversely affect our results of operations and financial condition.  Any stock out, or failure to obtain sufficient supplies of Gralise, CAMBIA, or Zipsor, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in fourth quarter of 2017 and the first quarter of 2018. We and Collegium may continue to experience further outages in the future. Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER, whether due to the manufacturing facility at which NUCYNTA and NUCYNTA ER are produced not being fully operational for an extended period of time or otherwise, could adversely affect the ability of Collegium to commercialize such products, which could adversely affect our results of operations and financial condition. In addition, if our contract manufacturer is unable to deliver a certain percentage of ordered quantities of NUCYNTA ER for a period of two months or longer in calendar year 2018, then we may be required to make a payment to Collegium to ensure that it receives a minimum level of gross profit for 2018, in which case we would not be ensured a minimum amount of royalties from Collegium for 2018.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the Court issued its opinion finding all three of the Orange Book patents valid and enforceable. On April 11, 2017, the Court entered a final judgment, which included an injunction enjoining the

Filers from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA) and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028).  The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity. The Court’s final judgment remains subject to the results of the appeals filed by the parties.

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

If we or our commercialization partner are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third-party payers, our business will suffer.

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

Third-party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payers from price increases above a specified annual limit. We and our commercialization partner have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third party payers may increase their leverage in negotiations with pharmaceutical companies. If we or our commercialization partner are forced to provide additional discounts and rebates to third party payers to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our reserves for rebates or other amounts payable to third party payers may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products.  Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.  In addition, any third-party payer decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative, regulatory and third-party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the ACA), intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partner receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Changes in laws and regulations applicable to, and investigations of, the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME).  Certain third-party payers are, or are considering, adopting some or all of these CDC guidelines to limit access to high doses of opioids. Recently, CVS Pharmacy announced it would only fill first time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts  and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate release forms of opiates, mandate the use by prescribers of prescription drug databases and mandate prescriber education. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers.  In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. These and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect the ability of Collegium to commercialize NUCYNTA and NUCYNTA ER, and in turn adversely affect our business, financial condition and results of operations.

At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institutes of Health are coordinating efforts between the FDA, the U.S. Drug Enforcement Agency (DEA), the U.S. Department of Health and Human Services and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death as well as implementing a Risk Evaluation and Mitigation Strategies (REMS) for immediate release opioids. Many elected officials, including President Trump, have called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018.  In March 2017, President Trump announced the creation of a commission, through ONDCP, to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency”. The commission’s final report was released in early November 2017. These and other changes and potential changes in laws, regulations and industry and regulatory practices including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opioids, could adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, financial condition and results of operations.

Heightened attention on the problems associated with the abuse of opioids could adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER, which would adversely affect our financial condition and results of operations.

In recent years, there has been increased public attention on the public health issue of opioid abuse.  The ability of drug abusers to discover previously unknown ways to abuse and misuse opioid products; public inquiries and governmental investigations into prescription drug abuse; litigation and heightened regulatory activity regarding the sales, marketing, distribution or storage of opioid products, among other things, could cause additional unfavorable publicity regarding the use and misuse of opioids, which could have a material adverse effect on opioid products, the reputation of the opioid manufacturers and the ability of our commercialization partner to successfully commercialize NUCYNTA and NUCYNTA ER. Such negative publicity could reduce the potential size of the market for NUCYNTA and NUCYNTA ER, and decrease the revenues Collegium is able to generate from their sale, which in turn would adversely affect our financial condition and results of operations. Additionally, such increased scrutiny of opioids generally, whether focused on NUCYNTA and NUCYNTA ER or otherwise, could have the effect of negatively impacting relationships with healthcare providers and other members of the healthcare community, reducing the overall market for opioids or reducing the prescribing and use of NUCYNTA and NUCYNTA ER.

Governmental investigations and inquiries as well as regulatory actions with respect to our historical commercialization of opioids could adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies. For example, we were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against us was dismissed.  We received a letter from Senator Claire McCaskill, the Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its prior commercialization of opioid products.  We voluntarily furnished information responsive to Sen. McCaskill’s requests.  We received subpoenas or civil investigative demands from the Attorneys General of Kentucky, Maryland, Missouri, Montana, New Jersey and Washington seeking documents and information regarding our prior sales and marketing of opioid products. We are cooperating with each of the foregoing states in their investigations.  We received a subpoena from the U.S. Department of Justice (DOJ) seeking documents and information regarding our prior sales and marketing of opioid products.  We are cooperating with the DOJ in its investigation. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which our records related to agreements with and payments made to those third parties, among other items, are produced.

These and other governmental investigations or inquiries in which we may become involved may result in claims and lawsuits being brought against us by governmental agencies or private parties.  It is not possible at this time to predict the outcome of any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise.  However, the initiation of any investigation, inquiry or lawsuit relating to us, or any assertion, claim or finding of wrongdoing by us, could:

•	adversely affect our business, financial condition and results of operations;
•	result in reputational harm and reduced market acceptance and demand for our products;
•	harm our and our commercial partner’s ability to market our products;
•	cause us to incur significant costs and expenses; and

•	cause our senior management to be distracted from execution of our business strategy.

Furthermore, governmental regulators could take measures that could have a negative effect on our business and our products.  For example, Endo Pharmaceuticals, Inc. recently voluntarily withdrew, at the FDA’s request, OPANA ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits.  Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER would adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER, adversely affecting our business, results of operations and financial condition.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation.

We and our commercial partner may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA and NUCYNTA ER, is a proprietary opioid analgesic that is marketed in the U.S. by our commercialization partner Collegium. NUCYNTA and NUCYNTA ER compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is owned by Purdue, is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® has achieved significant levels of market acceptance. Unlike NUCYNTA ER, a number of long-acting opioids have product labelling related to their abuse deterrent properties, which may put NUCYNTA ER at a competitive disadvantage. There are also a number of branded and generic short and long acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue.  For example, Butrans (promoted by Purdue) has been facing generic entrants since June 2017. In addition, Pfizer’s new opioid Troxyca ER was approved in 2016, but has not yet launched. Teva’s  Vantrela ER was approved in 2017, but has not yet launched. Inspirion received approval for MorphaBond™ ER (morphine sulfate) and RoxyBond (oxycodone HCL).   MorphaBond launched in the fourth quarter of 2017 and RoxyBond is expected to launch in the first quarter of 2018. Lyrica (pregabalin), which is marketed by Pfizer, is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Pfizer also received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA and NUCYNTA ER.

Branded gabapentin is currently sold by Pfizer as Neurontin for adjunctive therapy for partial onset epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica (pregabalin), has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Pfizer received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Arbor Pharmaceuticals, LLC’s Horizant (gabapentin enacarbil extended-release tablets)

is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Pfizer’s Relpax patent expired in December 2016, and generic entrants began in July 2017. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig nasal, Onzetra, Xsail Zembrace, SymTouchTM and Treximet, which is a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment of migraines that are now or may become competitive with CAMBIA, including CGRP products which may launch in 2018.

Competition in the pharmaceutical industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and may achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we or Collegium do.

Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities of Collegium associated with NUCYNTA and NUCYNTA ER, and of us associated with Gralise, CAMBIA, and Zipsor, as well as marketing activities related to any other products that we may acquire, or for which we or our collaborative partners obtain regulatory approval, are and will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under this law, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer.

Governmental authorities may also seek to hold us responsible for any failure of our commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our products from reimbursement under government programs, as well as other regulatory or investigatory actions against our product candidates, our commercial or collaborative partners or us.

If we engage in strategic transactions that fail to achieve the anticipated results and synergies, our business will suffer.

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the U.S. rights to NUCYNTA and NUCYNTA ER, and our completion in 2018 of the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as the acquisition in 2015 of the U.S. rights to NUCYNTA and NUCYNTA ER, and the recently completed commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, litigation or other events, could adversely affect our business, results of operations and financial condition.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness in the aggregate principal amount of $710.0 million at December 31, 2017 under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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
•

require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including working capital, clinical trials, research and development, business development activities, capital expenditures and other general corporate purposes;

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

Since June 2012, we have acquired NUCYNTA, NUCYNTA ER, CAMBIA, and Zipsor, exclusively in-licensed the right to develop and commercialize cebranopadol, and in-licensed the right to market cosyntropin. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

If we are unable to successfully integrate any business, product or technology we may acquire, our business, financial condition and operating results will suffer.

Integrating any business, product or technology we acquire is expensive, time consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  President Trump also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA failed to pass both houses of Congress, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls or caps on prescription drugs, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

If we or our collaborative partners are unable to obtain or maintain regulatory approval for our products, our raw materials or product candidates, we will be limited in our ability to commercialize our products, and our business will suffer.

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

Any failure by us or our commercialization or collaborative partners to comply with applicable statutes or regulations relating to controlled substances could adversely affect our business.

Each of NUCYNTA and NUCYNTA ER are opioid analgesics that contain tapentadol. Tapentadol is a regulated “controlled substance” under the CSA. The CSA establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being the pharmaceutical products that present the highest risk of abuse. Tapentadol is listed by the DEA as a Schedule II substance under the CSA. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

In addition to federal regulations, many individual states also have controlled substances laws. Although state controlled substances laws generally mirror federal law, because the states are separate jurisdictions they may separately schedule our products. Any failure by us or our partners to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and distribute tapentadol or to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law and could adversely affect our business, results of operations and financial condition.

Limitations on the production of Schedule II substances in the U.S. could limit the ability of Collegium to successfully commercialize NUCYNTA and NUCYNTA ER.

The availability and production of all Schedule II substances, including tapentadol, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug product manufacturing. The DEA annually establishes an aggregate quota for total tapentadol production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol that the DEA allows to be produced in the U.S. annually is allocated among applicable individual drug manufacturers, which must submit applications at least annually to the DEA for individual production quotas. In turn, our third party manufacturers of NUCYNTA and NUCYNTA ER have to obtain a procurement quota to source tapentadol for the production of NUCYNTA and NUCYNTA ER.

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol for all tapentadol products manufactured at their facility, which is allocated to NUCYNTA and NUCYNTA ER, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol is insufficient to meet commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. Further, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018.  Any delay or refusal by the DEA or our manufacturers in establishing the production or procurement quota or granting sufficient production or procurement quota to meet commercial demand, or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol, could adversely affect the ability of Collegium to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation and Mitigation Strategy program may limit the commercial success of NUCYNTA ER and potentially NUCYNTA.

NUCYNTA ER is subject to a FDA-mandated Risk Evaluation and Mitigation Strategy (REMS) protocol that requires enrollment and participation in the REMS program to prescribe, dispense or distribute such products for outpatient use. Many physicians, health care practitioners and pharmacies are unwilling to enroll and participate in the REMS programs. As a result, there are relatively few prescribers and dispensers of products subject to REMS protocols. In addition, the FDA recently mandated a REMS protocol for NUCYNTA. If Collegium is not able to successfully promote NUCYNTA ER and NUCYNTA to participants in the applicable REMS program, our business, results of operations and financial condition could be adversely affected.

The market price of our common stock historically has been volatile. Our results of operations may fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2015 through December 31, 2017, our stock price has ranged from $4.31 to $27.02 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA and NUCYNTA ER achieved by Collegium;
•	the degree of commercial success and market acceptance of Gralise, CAMBIA and Zipsor achieved by us;
•	the current and future market conditions for short-acting and long-acting opioids;
•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our commercialization and collaborative partners;
•	the reversal or any appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA and NUCYNTA ER;
•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;
•	legal and regulatory developments in the U.S.;
•	actions taken by industry stakeholders affecting the market for our products;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•	our and our commercialization and collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;
•	our ability to successfully develop and execute our sales and marketing strategies;
•

our plans to acquire, in-license or co-promote other products, compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

•	our ability to successfully commercialize cosyntropin if regulatory approval is obtained;
•	adverse events related to our products, including recalls;
•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;
•	variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues;
•	adverse events or circumstances related to our peer companies or our industry or the markets for our products;
•	adoption of new technologies by us or our competitors;
•	the outcome of our patent infringement litigation against Purdue;

•	the outcome and impact of a proxy contest initiated by an activist shareholder;
•	our compliance with the terms and conditions of the agreements governing our indebtedness;
•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;
•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and
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

To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. In 2017, 2016 and 2015 we incurred net losses of $102.5 million. $88.7 million and $75.7 million, respectively. We expect to incur operating losses in 2018 and may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

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

In performing our impairment tests, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our intangible assets may be impaired. If an impairment were recognized, this could have a material adverse effect on our financial condition and results of operations.

Our customer concentration may materially adversely affect our financial condition and results of operations.

We and our commercialization partners sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 36%, 27% and 26% for the year ended December 31, 2017 and 36%, 27% and 25% for the year ended December 31, 2016 and 36%, 24% and 27% of our product shipments for the year ended December 31, 2015. If we, or our commercialization partners, were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us or our commercialization partners on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Many health insurance plans and government programs reset annual limits on deductibles and out-of-pocket costs at the beginning of each calendar year and require participants to pay for substantially all of the costs of medical services and prescription drug products until such deductibles and annual out-of-pocket cost limits are met. In addition, enrollment in high-deductible health insurance plans has increased significantly in recent years. As a result of these factors, patients may delay filling or refilling prescriptions for our products or substitute less expensive generic products until such deductibles and annual out-of-pocket cost limits are met. Any reduction in the demand for our products, including those marketed by our commercialization partners as a result of the foregoing factors or otherwise, could adversely affect our business, operating results and financial condition.

Our commercialization and collaborative arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

We currently have a commercialization agreement with Collegium. We currently have collaboration or license arrangements with a number of companies, including Grunenthal, Janssen Pharma and Ironwood. In addition, we have in the past and may in the future enter into other commercialization or collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

Commercialization and collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us, including their failure to accurately calculate, report or pay any royalties payable to us, may adversely affect our results of operations.

We may be unable to enter into future commercialization or collaborative arrangements on acceptable terms, which could harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

•	any parallel development by a commercialization or collaborative partner of competitive technologies or products;
•	arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;
•	premature termination of a commercialization or collaboration agreement; or
•

failure by a commercialization or collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies.

Our commercialization or collaborative arrangements do not necessarily restrict our commercialization or collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future commercialization or collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being commercialized or developed in collaboration with us. Our commercialization or collaborative partners may also terminate their relationships with us or otherwise decide not to proceed with development or commercialization of our products.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims directly against us. The pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. However, in February 2018 Purdue sued Collegium for infringement of three patents owned by Purdue that were issued in January 2018 and expire in 2022 arising from Collegium’s commercialization of the Nucynta franchise of products.  Although we are not a defendant in the suit, Purdue has identified Depomed as an infringer of the patents due to Depomed’s manufacture of the products. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we or our commercial partners could be subject to substantial damages for past infringement or could be forced to stop or delay activities with respect to any infringing product, unless we or our commercial partner, as applicable, can obtain a license, or our product may need to be redesigned so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we have previously been engaged in ANDA litigation involving NUCYNTA, NUCYNTA ER and NUCYNTA oral solution as well as Gralise and Zipsor. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings may take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office could adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

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

The development of drug candidates such as cosyntropin, is inherently difficult and uncertain, and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

Clinical development is a long, expensive and uncertain process and is subject to delays and failures. As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials, as has occurred in the past in certain of our Phase 3 trials. Further, product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed in development. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

Product candidates, such as cosyntropin, are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our current or future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in those product candidates.

Other factors could delay or result in the termination of our current and future clinical trials and related development programs, including:

•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	FDA inspections of our clinical operations;
•	failure of our third party clinical trial vendors to comply with applicable regulatory laws and regulations;
•	compliance with applicable laws and regulations;
•	inability of our third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in our clinical trials
•	delays or failures in recruiting qualified patients to participate in our clinical trials; and
•	actual or perceived lack of efficacy or safety of the product candidate.

We are unable to predict whether any product candidates, including cosyntropin, will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if cosyntropin and any other product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our or our collaborators’ products or technologies could have adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

Even assuming our or our collaborative partners’ products obtain regulatory approval, successful commercialization requires:

•	market acceptance;
•	a cost-effective commercial scale production; and
•	reimbursement under private or governmental health plans.

Any material delay or failure in the governmental approval process and/or the successful commercialization of our potential products or those of our collaborative partners could adversely impact our business, financial condition and results of operations.

We and our collaborative partners customarily depend on third party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we and our collaborative partners may not be able to obtain regulatory approvals for product candidates, including cosyntropin.

We and our collaborative partners customarily rely on third party contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise conducting clinical trials. We and our collaborative partners do not control these third parties and, as a result, we and our collaborative partners may be unable to control the amount and timing of resources that they devote to our or our collaborative partners’ clinical trials.

Although we and our collaborative partners rely on third parties to conduct clinical trials, we and our collaborative partners are responsible for confirming that each clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and  other applicable regulatory agencies’ requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us or our collaborative partners with clinical trials fail to comply with applicable good clinical practices, the clinical data generated in such clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agencies, may require us or our collaborative partners to perform additional clinical trials before approving any marketing applications with regard to product candidates. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agencies will determine that any of our clinical trials or our collaborative partners comply with good clinical practices. In addition, clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our or our collaborative partners’ failure, or the failure of our product manufacturers, to comply with these regulations may require the repeat or redesign of clinical trials, which would delay the regulatory approval process.

We and our collaborative partners also customarily rely on clinical investigators and clinical sites to enroll patients and other third parties to manage clinical trials and to perform related data collection and analysis. If clinical investigators and clinical sites fail to enroll a sufficient number of patients in such clinical trials or fail to enroll them on the planned schedule, these trials may not be completed or completed as planned, which could delay or prevent us or our collaborative partners from obtaining regulatory approvals for product candidates.

Agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, clinical trials if these parties fail to perform as expected. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and we and our collaborative partners may be unable to obtain regulatory approval for, or successfully commercialize, product candidates.

We have recently experienced a significant transition in our Board of Directors and executive management.

We recently experienced significant changes in our Board of Directors and executive management team. If our newly appointed directors, Chief Executive Officer and executive officers are not able to timely develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. Moreover, the changes to our Board of Directors and executive management team may result in disruption to the operation of our business. While our newly appointed Chief Executive Officer has significant industry-related experience, he has not previously worked together with some of the other members of our executive management team and it may take time for the team to become fully integrated. Any delay in the integration of our Board of Directors or executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, as a result of the changes to our Board of Directors and executive management, the future business strategies and plans of the Company may differ materially from those we previously pursued. If our business strategies and plans, including our recent commercialization arrangement with Collegium, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

Our ability to successfully manage our transition to our new headquarters could result in a material adverse effect on our business or operations if we underestimate the costs of the transition, experience delays or quality issues with our manufacturing, or if internal measures to mitigate these risks are not effective.

On December 4, 2017, the Company announced its plan to relocate its corporate headquarters to a different state and reduce its staff.  The transition may involve unanticipated delays, which could materially impact our desired commercial timelines, and we cannot be certain that we will be able to move into our new headquarters without any material interruption to our business. There may also be additional costs and delays associated with relocation to the new headquarters and such costs may exceed our projections.

Furthermore, we may face significant challenges in relocating our principal executive office to a different state, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining the continuity of our operations. Employees who are not relocating to our new headquarters will be terminated throughout the first half of 2018 and as a result, may be distracted as they search for new employment. Management may also be required to devote substantial time to relocating our corporate headquarters and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Our success is dependent in large part upon the continued services of our executive management with whom we do not have employment agreements.

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel, especially in light of our announced headquarters relocation. We do not have agreements with any of our executive officers that provide for their continued employment with us. We may have difficulty filling open senior commercial, scientific and financial positions. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price or expose us to litigation or regulatory proceedings, which may be costly or divert management attention.

Changes in fair value of contingent consideration assumed as part of our acquisitions could adversely affect our results of operations.

Contingent consideration obligations arise from the Zipsor and CAMBIA acquisitions and relate to the potential future contingent milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is re-measured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital within shareholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we have been required to record a greater amount of non-cash interest expense as a result of the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 requires interest to include both the accretion of the debt discount and the instrument’s non-convertible coupon interest rate, which adversely affects our reported or future financial results and may adversely affect the trading price of our common stock.

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

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without the approval of our Board of Directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

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

Business interruptions could limit our ability to operate our business and may also effect the success of our commercialization partners.

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

For example, Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in fourth quarter of 2017 and the first quarter of 2018. We and Collegium may continue to experience further outages in the future. Any delay in the manufacture, packaging or delivery of NUCYNTA ER and NUCYNTA could adversely affect the success of our commercialization partner Collegium, which in turn could adversely affect our business, financial condition and results of operations.

Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business.

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In April 2012, we entered into an office and laboratory lease agreement with BMR Pacific Research Center LP (BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. We leased approximately 8,000 additional rentable square feet during July 2015. The lease is due to expire on November 30, 2022. As of December 31, 2017, the aggregate rent payable over the remaining term of the lease to the landlord is approximately, $8.0 million. We had a preliminary discussion with our Landlord in January 2018 and discussed our options to exit the premises by either subleasing the space or negotiating an exit.

We plan to relocate our corporate headquarters from Newark, California to Lake Forest, Illinois sometime in mid-2018. We signed a lease at a new headquarters location in the first quarter of 2018 and it is possible we will incur overlapping lease expense for a portion of 2018.

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see note 9 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part IV, Item 1 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “DEPO.” The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock as reported by the NASDAQ from January 1, 2016 to December 31, 2017.

	High	Low
2017
First Quarter	$21.38	$12.54
Second Quarter	$13.90	$9.38
Third Quarter	$11.24	$5.58
Fourth Quarter	$9.11	$4.31
2016
First Quarter	$18.29	$12.25
Second Quarter	$21.10	$13.57
Third Quarter	$27.02	$18.28
Fourth Quarter	$26.50	$17.42

On February 23, 2018, the closing price of our common stock was $7.55. As of February 23, 2018, there were approximately 20 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividends

We have never declared or paid any cash dividends on our common stock and are restricted from making dividend payments under our debt agreement relating to the Senior Notes.

Issuer Purchases of Securities

None.

Unregistered Sales of Securities

None.

Equity Compensation Plan Information

The information under the principal heading “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2018, to be filed with the SEC, is incorporated herein by reference.

Stock Price Performance Graph

The following graph compares total shareholder returns of the Company for the past five years to two indices: the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. The total return for our common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on our common stock.

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or Exchange Act

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

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

	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data (in thousands, except share and per share amounts)
Revenues:
Product sales	$379,880	$455,066	$341,750	$114,219	$58,302
Royalties	844	831	985	1,821	45,003
License and other revenue(1)	—	—	—	31,515	12,796
Non-cash PDL royalty revenue(1)	—	—	—	242,808	18,104
Total revenues	380,724	455,897	342,735	390,363	134,205
Total costs and expenses	422,904	431,388	393,135	153,549	124,888
(Loss) income from operations	(42,180)	24,509	(50,400)	236,814	9,317
Net (loss) income before income taxes	(103,925)	(64,502)	(123,237)	213,108	4,580
Benefit from (provision for) income taxes	1,429	(24,218)	47,499	(81,346)	38,733
Net (loss) income	$(102,496)	$(88,720)	$(75,738)	$131,762	$43,313
Basic net (loss) income per share	$(1.63)	$(1.45)	$(1.26)	$2.26	$0.76
Diluted net (loss) income per share	$(1.63)	$(1.45)	$(1.26)	$2.05	$0.75
Shares used in computing basic net (loss) income per share	62,702,404	61,296,875	60,116,530	58,292,633	56,736,009
Shares used in computing diluted net (loss) income per share	62,702,404	61,296,875	60,116,530	66,307,364	57,543,979

	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data (in thousands)
Cash, cash equivalents and short term investments(3)	$128,089	$177,420	$209,768	$566,402	$276,017
Total assets	1,038,617	1,225,337	1,357,249	711,065	508,653
Total current liabilities(1)(2)	310,580	227,242	219,632	57,499	156,857
Deferred revenue, non-current portion(1)	—	—	—	—	12,475
Liability related to the sale of future royalties and milestones, less current portion(1)	—	—	—	—	177,624
Contingent consideration liability, non-current	1,457	10,247	11,653	14,252	11,264
Senior Notes(3)	274,720	466,051	563,012	—	—
Convertible Notes	269,510	252,725	237,313	223,150	—
Other long-term liabilities	12,842	18,284	10,584	12,387	13,017
Accumulated (deficit) earnings	(219,508)	(116,744)	(28,024)	47,717	(84,048)
Total shareholders’ equity	169,508	250,788	315,055	364,447	137,416

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

(2)

The increase in current liabilities as of December 31, 2017, is primarily due to the reclassification of principal payments due on our Senior Notes in 2018.  The increase in total current liabilities as of December 31, 2015 is primarily due to the acquisition of NUCYNTA in April 2015. Total current liabilities as of December 31, 2013 included income taxes payable of $61.9 million and liability related to sale of future royalties of $49.5 million.

(3)	The Company prepaid $114.4 million and $105.0 million of its Senior Notes, including prepayment premiums of $4.4 million and $5.0 million in 2017 and 2016, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. Our current specialty pharmaceutical business includes the following five products, three of which are marketed in the United States (U.S.) by us:

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

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the agreement, subject to certain conditions. Both we and Collegium may terminate the agreement under certain circumstances. We may terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of an $80.0 million termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to the fourth anniversary of the transaction, by paying us a $25.0 million termination fee. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

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

In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug cosyntropin (Synthetic ACTH Depot) in the U.S., and Slán acquired our rights to Lazanda® (fentanyl) nasal spray. We believe cosyntropin can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file an NDA for cosyntropin in late 2018 with a goal of a potential launch in the second half of 2019 or early 2020, if the product is approved.

We actively seek to expand our product portfolio through acquiring or in‑licensing commercially available products or late‑stage product candidates that may be marketed and sold effectively with our existing products through our sales and marketing capabilities.

We also have royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology, including with Ironwood Pharmaceuticals, Inc. (Ironwood).

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

Revenue Recognition

We recognize revenue from the sale of our products, and from license fees, milestones and royalties earned on license agreements, and collaborative arrangements. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items.

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•

Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. Under the terms of the Zipsor asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Pursuant to the terms of our Commercialization Agreement, Collegium will be responsible for all returns, rebates and discounts relating to NUCYNTA and NUCYNTA ER sold on and after January 9, 2018 and during the term of the Commercialization Agreement.

The shelf life of NUCYNTA ER and NUCYNTA is 24 to 36 months from the date of tablet manufacture. The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date.

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

We believe our estimates related to gross‑to‑net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances and managed care rebates require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. Adjustments to estimates for these allowances have not been material.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations and financial position.

A roll‑forward of our product revenue allowances for the three years ended December 31, 2017 is as follows:

	Contract Sales	Product	Cash
(in thousands)	Discounts(1)(2)	Returns(2)	Discounts(2)	Total
Balance at December 31, 2014	$20,695	$15,015	$567	$36,277
Revenue Allowances:
Provision related to current period sales	191,991	13,759	11,289	217,039
Changes in estimates related to sales made in prior years	—	297	—	297
Payments and credits related to sales made in current period	(88,961)	—	(9,829)	(98,790)
Payments and credits related to sales made in prior periods	(20,694)	(11,044)	(569)	(32,307)
Balance at December 31, 2015	$103,031	$18,027	$1,458	$122,516
Revenue Allowances:
Provision related to current period sales	314,611	9,997	15,898	340,506
Changes in estimates related to sales made in prior years	549	(1,961)	—	(1,412)
Payments and credits related to sales made in current period	(206,684)	—	(13,789)	(220,473)
Payments and credits related to sales made in prior periods	(103,580)	(2,454)	(1,457)	(107,491)
Balance at December 31, 2016	$107,927	$23,609	$2,110	$133,646
Revenue Allowances:
Provision related to current period sales	325,489	13,555	14,858	353,902
Changes in estimates related to sales made in prior years	1,483	7,875	—	9,358
Payments and credits related to sales made in current period	(224,002)	—	(13,358)	(237,360)
Payments and credits related to sales made in prior periods	(104,751)	(15,357)	(2,110)	(122,218)
Balance at December 31, 2017	$106,146	$29,682	$1,500	$137,328

(1)	Includes wholesaler fees and retail discounts, launch discounts, patient support programs, managed care rebates, and government chargebacks and rebates.

(2)	In November 2017 we divested the rights to Lazanda to Slán. In April 2015, we acquired the NUCYNTA franchise of pain products from Janssen Pharma.

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

We recognize contingent milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the achievement relates to past performance and (3) the fees are nonrefundable. Milestone payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Stock‑Based Compensation

The Company uses the Black Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as assumptions, which include the Company’s expected term of the award, the expected stock price volatility, risk free interest rate and expected dividends over the expected term of the award. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model.

Acquisitions

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

In circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and any changes in fair value are recognized in earnings. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory or revenue-based milestones.

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date.

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

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that the Company determines is more likely than not to be realized. At this time, the Company has recorded a valuation allowance against the net deferred tax assets.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 Income Taxes (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to our full valuation allowance position, there is no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote which were fully offset by a corresponding change to the our valuation allowance. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Debt

On April 2, 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) among us and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. We used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. We incurred debt issuance costs of $0.5 million during 2015.  In November 2017, the Company prepaid and retired $10.0 million of the Senior Notes and paid a $0.4 million prepayment fee.  In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee. In April 2016, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $5.0 million prepayment fee.

On December 4, 2017, we and the Purchasers entered into an Amendment to the existing Note Purchase Agreement.  The Amendment facilitated the Company’s entry into a Commercialization Agreement, by and between the Company and Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium, on December 4, 2017, pursuant to which the Company, or one of its subsidiaries, granted a license in certain of the Company’s property to Collegium and its sublicensees to commercialize NUCYNTA and NUCYNTA ER® in the U.S. and Puerto Rico.

In connection with its entry into the Commercialization Agreement, the Company requested that the Purchasers (i) waive the requirement that some or all of the Asset Disposition Proceeds realized from the granting of the Exclusive License be used to prepay the outstanding principal amount of the Notes pursuant to Section 2.7(b) of the Note Purchase Agreement and (ii) agree to (a) replace the minimum net sales covenant in Section 6.7 of the Note Purchase Agreement with a minimum EBITDA covenant and (b) make certain other amendments related to the amortization of the Notes and a $3.0 million Prepayment Premium.  See note 8 to the audited consolidated financial statements for details on our Senior Notes.

On September 9, 2014, we issued and sold $345.0 million aggregate principal amount of convertible senior notes in a public offering (the Convertible Notes). The convertible debt offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively. The 2021 Notes are accounted for in accordance with ASC Subtopic 470‑20, Debt with Conversion and Other Options. Under ASC Subtopic 470‑20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. See note 8 to the consolidated financial statements for further information regarding the Convertible Notes.

RESULTS OF OPERATIONS

Our results of operations in 2017 differ significantly from our reported results for 2016 and 2015.

Prescriptions in the opioid market declined significantly in 2017 as a result of, among other things, regulatory actions, government investigations and heightened public attention on opioid abuse, and we expect prescriptions in the opioid market are likely to continue to decline at least in the short term.

In November 2017, we entered into definitive agreements with Slán pursuant to which we acquired Slán’s rights to market cosyntropin in the U.S., and Slán acquired our rights to Lazanda. The fair value of the rights to market cosyntropin was estimated to be approximately $24.9 million and, in accordance with the applicable accounting rules, was recorded as “acquired in process research and development” in the accompanying consolidated statements of operations as cosyntropin was deemed to have no alternative future use.

The related divestiture of Lazanda resulted in a gain of approximately $17.1 million and was recorded as “gain on divestiture of Lazanda” in the accompanying consolidated statements of operations.

In addition, we acquired the U.S. and Canadian rights to cebranopadol in December 2015 resulting in recognition of a one‑time non‑cash gain on the settlement agreement in the fourth quarter of $29.9 million in addition to the $25.0 million in cash that we paid at the time of the acquisition in the fourth quarter. The total expense of $54.9 million is recorded in “acquired in‑process research and development” in the accompanying consolidated statements of operations for the year ended December 31, 2015.

We acquired NUCYNTA in April 2015. NUCYNTA revenue and expense is reflected in our results of operations for an entire year in 2017 and 2016 but only for the nine months following the acquisition in April 2015.

Revenues

Total revenues are summarized in the following table:

(in thousands)	2017	2016	2015
Product sales:
NUCYNTA products	$239,539	$281,261	$189,854
Gralise	77,034	88,446	81,054
CAMBIA	31,597	31,273	27,426
Lazanda	15,010	26,547	17,711
Zipsor	16,700	27,539	25,705
Total product sales	379,880	455,066	341,750
Royalties:
Total royalty revenue	844	831	985
Total revenues	$380,724	$455,897	$342,735

Product sales

NUCYNTA.  We closed the acquisition of the NUCYNTA franchise on April 2, 2015 and began shipments on April 6, 2015. From closing until June 2015, we retained the contract sales force that had been promoting NUCYNTA® for Janssen, and we re‑launched NUCYNTA with our increased sales force in mid‑June 2015.

The decrease in NUCYNTA product sales in 2017 as compared to 2016 is primarily the result of lower unit demand for NUCYNTA attributable to declines in both the long-acting and short-acting opioid prescription markets. In addition, Hurricanes Irma and Maria recently caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA IR in the third quarter and NUCYNTA ER in the fourth quarters of 2017, from our manufacturer in Puerto Rico, which negatively impacted our results by approximately $8 million. We have experienced spot outages of certain NUCYNTA ER strengths in the first quarter of 2018. We and Collegium may continue to experience such further outages in the future.

The increase in NUCYNTA product sales in 2016 as compared to 2015 is primarily due to a full year of sales in 2016 as compared to 2015, higher unit demand and price increases. Also, in conjunction with the acquisition, Janssen was responsible for certain rebates in an amount estimated to be $10.0 million, which was treated as a reduction in the purchase consideration for NUCYNTA. Accordingly, the NUCYNTA product net sales of $189.9 million in 2015 reflect the deduction of these rebates during the second quarter. We were responsible for such product rebates commencing in the third quarter of 2015 and are responsible for such product rebates relating to the product sold through January 9, 2018.

As a result of our Commercialization Agreement with Collegium, for 2018 and subsequent years we expect to recognize royalty revenue from the Commercialization Agreement based on net sales of NUCYNTA and NUCYNTA ER.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We are entitled to a royalty of 58% of net sales up to $233.0 million in any calendar year; 25% of net sales from $233.0 million to $258.0 million in any calendar year; and 17.5% of net sales above $258.0 million in any calendar year, with minimum royalties of $135.0 million per year during the first four years of the agreement, subject to certain conditions. Both we and Collegium may terminate the agreement under certain circumstances. We may terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of an $80.0 million termination fee. Collegium may terminate at any time after the first anniversary of the closing of the deal by giving 12 months’ notice and, if the termination date is prior to fourth anniversary of the closing of the deal, by paying us a $25.0 million termination fee.

Gralise.  The decrease in Gralise product sales in 2017 as compared to 2016 was primarily due to lower unit demand resulting, in part, from a decline in the number of sales representatives promoting Gralise.  The increase in Gralise product sales in 2016 as compared to 2015 was primarily a result of price increases.

CAMBIA.  The increase in CAMBIA product sales in 2017 as compared to 2016 was primarily a result of lower managed care rebates and lower co-pay assistance programs, offset by lower prescription demand.  The increase in CAMBIA product sales in 2016 as compared to 2015 was primarily a result of higher unit volume and, to a lesser extent, price increases.

Lazanda.  The decrease in Lazanda product sales in 2017 as compared to 2016 is primarily a result of lower unit demand attributable to a decline in the Transmucosal Immediate Release Fentanyl (TIRF) prescription market and the cessation of promotion of Lazanda by our salesforce in May 2017 and the divestiture of Lazanda to Slán in November 2017 offset, in part, by price increases.  In November 2017, we entered into definitive agreements with Slán pursuant to which we acquired Slán’s rights to market cosyntropin in the U.S., and Slán acquired our rights to Lazanda nasal spray CII. We ceased recording revenues and related costs associated with Lazanda after November 7, 2017. The increase in Lazanda product sales in 2016 as compared to 2015 was primarily a result of higher prescription demand, higher bottles per prescription and, to a lesser extent, price increases.

Zipsor.  The decrease in Zipsor product sales in 2017 as compared to 2016 was a result of reduced unit demand and increased product returns offset, in part, by price increases. The increase in Zipsor product sales in 2016 as compared to 2015 was the result of price increases.

We expanded the sales force promoting Gralise, CAMBIA and Zipsor from 40 to 90 sales representatives in September 2017 and we do not expect to see any material impact of this increase until 2018. We expect net sales for the portfolio of products in 2018, to be broadly in line with 2017 levels.

Royalties

Royalties are primarily comprised of royalties from Aealez Pharmaceuticals, Inc. on net sales of CAMBIA in Canada and royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan.

License and other revenue

Janssen Pharmaceuticals, Inc.  In August 2012, we entered into a license agreement with Janssen Pharma that granted Janssen Pharma a non‑exclusive license to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended‑release tablets).We were to receive low single digit royalties on net sales of NUCYNTA ER in the United States, Canada and Japan from and after July 2, 2012 through December 31, 2021. We do not receive any royalties from Janssen Pharma on net sales of NUCYNTA ER in the United States for any period after the consummation of the NUCYNTA acquisition.

Ironwood Pharmaceuticals, Inc.  In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD. We will receive contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved, including a $5.0 million contingent milestone payment if Ironwood commences Phase 3 clinical trials for IW-3718.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third‑parties, inventory write‑downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.” Total cost of sales for 2017, 2016 and 2015 was as follows:

(in thousands)	2017	2016	2015
Cost of Sales	$72,598	$87,414	$67,898
Dollar change from prior year	(14,816)	19,516	52,752
Percentage change from prior year	-16.9%	28.7%	348.3%

Cost of sales decreased in 2017 as compared to 2016 primarily due to the reduction in net sales. Cost of sales increased in 2016 compared to 2015 due to the fact that 2015 only reflects NUCYNTA cost of sales for the nine months ended December 31, 2015 as we acquired and began selling NUCYNTA in April 2015. In addition, the fair value of inventories acquired included a step up in the value of NUCYNTA inventories of $5.9 million which was amortized to cost of sales during 2015, as the acquired inventories were sold.

NUCYNTA cost of sales for the 12 months ended December 31, 2017 was approximately 25%. We expect cost of sales to decrease in 2018, as pursuant to the terms of our Commercialization Agreement with Collegium, we will not record net sales of NUCYNTA and NUCYNTA ER and as a result will not record the cost of sales of such products.

The cost of sales for Gralise, CAMBIA, Lazanda and Zipsor, combined for the 12 months ended December 31, 2017 was approximately 9%. We expect cost of sales as a percentage of net sales in 2018 will average approximately 10% for Gralise, CAMBIA, and Zipsor, combined.

Research and Development Expenses & Acquired in-process of Research and Development

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expense for 2017, 2016, and 2015 was as follows:

(in thousands)	2017	2016	2015
Research and development expenses	$13,718	$32,631	$17,541
Dollar change from prior year	(18,913)	15,090	10,425
Percentage change from prior year	-58.0%	86.0%	146.5%
Acquired in-process research and development	$24,900	—	$54,900

Research and development expenses in 2017 decreased as compared to 2016 primarily as a result of a reduction in the development costs associated with cebranopadol, completion of certain portions of our ongoing pediatric trials for NUCYNTA during the second quarter of 2017, and delays in the next steps of those pediatric trials.  In January of 2018, we gave to Grunenthal 120 days’ written notice of termination of the cebranopadol license agreement.

Research and development expenses in 2016 increased as compared to 2015 primarily as a result of the continuation of certain pediatric studies relating to NUCYNTA and the development of cebranopadol, which we in-licensed in December 2015.

The acquired in process research and development costs in 2017 represent the fair value of distribution rights to cosyntropin which were acquired in November 2017 from Slán. The fair value of the rights to market cosyntropin was estimated to be approximately $24.9 million and, in accordance with the applicable accounting rules, was recorded as

“acquired in process research and development” as cosyntropin was deemed to have no alternative future use. Slán is responsible for clinical and regulatory expenses associated with cosyntropin prior to its first approval by the FDA.  Upon approval of the NDA, we will assume all costs of the product.  Slán anticipates filing a NDA with the FDA for the first indication in late 2018. Additionally, in early 2018 we anticipate the start of an Investigational New Drug (IND) trial in infantile spasms. Cosyntropin was granted orphan drug status in infantile spasms by the FDA in August 2017.

The acquired in‑process research and development costs in 2015 represent the in-license of cebranopadol, a former product candidate. The total expense of $54.9 million consists of $25.0 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one‑time accounting adjustment to recognize the total non‑cash fair value of each of the elements of the settlement agreement reached with Endo Pharmaceuticals, Inc. (Endo) to resolve our ongoing litigation against Endo for alleged infringement of three of our patents. In January 2018, we gave Grunenthal 120 days’ written notice of termination of the cebranopadol license agreement.

We expect research and development expenses in 2018 to be broadly in line with 2017 levels. 2018 research and development expenses will consist primarily of pediatric studies relating to NUCYNTA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows:

(in thousands)	2017	2016	2015
Selling, general and administrative expenses	$195,696	$204,498	$199,352
Dollar change from prior year	(8,802)	5,146	78,266
Percentage change from prior year	-4.3%	2.6%	64.6%

The decrease in selling, general and administrative expense in 2017 as compared to 2016 was primarily due to our decision to pay no corporate bonus with respect to the year ended December 31, 2017, the reduction in the stock-based compensation expense and a $7.7 million reduction in the fair value of contingent consideration relating primarily to our Lazanda acquisition and, to a lesser extent, our CAMBIA and Zipsor acquisitions. The reduction in the fair value of contingent consideration relating to Lazanda reflects the continued deterioration of the TIRF market and the cessation of promotion of Lazanda by our salesforce in May 2017. The decrease in the fair value of contingent consideration relating to the CAMBIA and Zipsor acquisitions resulted from a reduction in our estimate of future sales of these products in light of the lower than expected results in 2017. Selling, general and administrative expenses in 2017 include a $3.4 million adjustment booked in the three months ended March 31, 2017 related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.

Selling, general and administrative expenses recorded in 2016 reflect a full year of sales and marketing expenses relating to NUCYNTA, as compared to only approximately nine months of sales and marketing expenses relating to NUCYNTA in 2015, as NUCYNTA was acquired in April 2015. The increase in sales and marketing expenses in 2016 was offset by the absence of transaction fees related to the NUCYNTA acquisition of approximately $12.3 million and costs of $11.9 million with respect to our defense of the unsolicited takeover attempt by Horizon Pharma in 2015.

In December 2017, in connection with the signing of the Commercialization Agreement with Collegium we announced the termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions, and our plan to significantly reduce our office staff and reduce our headquarters office space by approximately 50%.  As a result, we expect selling, general and administrative expenses, excluding restructuring charges, in 2018 to be significantly lower than 2017.

Amortization of Intangible Assets

(in thousands)	2017	2016	2015
Amortization of intangible assets—NUCYNTA	$94,302	$98,207	$74,080
Amortization of intangible assets—CAMBIA	5,136	5,136	5,136
Amortization of intangible assets—Lazanda	970	1,165	1,164
Amortization of intangible assets—Zipsor	2,337	2,337	2,964
Total amortization of intangible assets	$102,745	$106,845	$83,344

The reduction in amortization expense in 2017 as compared to 2016 was primarily due to the change in the estimated useful life of NUCYNTA in the fourth quarter of 2016. In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in our patent litigation against all three filers of Abbreviated New Drug Applications (ANDAs) for the NUCYNTA franchise. With the court’s ruling, we expect market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). In light of this court ruling, we reviewed the useful life of the NUCYNTA product rights and extended that from the previous estimate of June 2025 to December 2025. In addition, in the fourth quarter of 2017, we exchanged our interest in Lazanda for exclusive distribution rights to cosyntropin in the United States and Canada. Consequently, no amortization expense was recorded relating to Lazanda subsequent to its divestiture.

Amortization expense increased in 2016 as compared to 2015 primarily due to the fact that 2016 only reflects NUCYNTA related intangible asset amortization expense for the nine months ended December 31, 2015, as compared to a full year in 2016.

Restructuring Charges and One-Time Termination Costs

(in thousands)	2017	2016	2015
Restructuring charges	$13,247	$—	$—

In June 2017, we announced a reduction-in-force in order to streamline operations and achieve operating efficiencies.  In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will align our staff and office locations to our strategy. These restructuring activities primarily focused on a reduction of our workforce. We announced the planned termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions, and will significantly reduce our office staff and reduce our headquarters office space requirement by 50%.

We expect to incur total costs related to the December 2017 restructuring plan, including costs incurred in 2017, to be in the range of $27.0 million to $33.0 million.  For the year ended December 31, 2017, restructuring expenses and one-time termination costs were $13.2 million, and the balance of the costs will be recognized in 2018.

Other Income and Expense

(in thousands)	2017	2016	2015
Gain on divestiture of Lazanda	$17,064	$—	$—
Interest and other income	681	485	599
Loss on prepayment of Senior Notes	(5,938)	(5,777)	—
Interest expense	(73,552)	(83,719)	(73,436)
Total other expense	$(61,745)	$(89,011)	$(72,837)

The gain on divestiture of Lazanda of $17.1 million resulted from the definitive agreements with Slán in November 2017 pursuant to which we acquired Slán’s rights to market cosyntropin in the U.S., and Slán acquired our rights to Lazanda.

We prepaid and retired $100.0 million of principal of the Senior Notes in April 2017 and $10.0 million of principal of the Senior Notes in November 2017. In April 2016, we prepaid and retired $100.0 million of the Senior Notes. The loss on prepayment of Senior Notes in 2017 and 2016 represents the prepayment fees paid to the lender as well as the acceleration of the unamortized balances of the debt discount and debt issuance costs associated with these prepayments of our debt.

The decrease in interest expense in 2017 as compared to 2016 is also due to these principal prepayments, offset in part by the impact of increasing interest rates in 2017. The increase in interest expense in 2016 reflects a full year of interest expense for the Senior Notes that were issued in April 2015 offset by our prepayment of $100.0 million of the Senior Notes in April 2016.

In December 2017 we amended our Note Purchase Agreement for our Senior Notes, modifying the repayment schedule, paying a $3.0 million amendment fee which will offset future prepayment fees, replaced the net sales covenant with an EBITDA covenant, and received a waiver to allow the Commercialization Agreement with Collegium to proceed.  We are required to make a scheduled principal repayment of secured indebtedness of $57.5 million in April 2018 followed by a $25.0 million scheduled principal repayment in October 2018 pursuant to the terms of the original and the amended Note Purchase Agreement.

We intend to refinance the balance of our outstanding Senior Notes in the second half of 2018. Any such prepayment and refinancing will be subject to a prepayment fee of 4% of the principal amount of the Senior Notes prepaid and refinanced. In addition, we will also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of any refinancing.

Income Tax Provision (Benefit)

During 2017, we recorded a benefit from income taxes of approximately $1.4 million that represents an effective tax rate of 1.38% on income from continuing operations. The difference between the income tax benefit of $1.4 million and the tax at the statutory rate of 35% on current year operations is principally due to the change in valuation allowance and the release of liabilities with respect to uncertain tax positions due to the lapse of State statute of limitations.

On December 22, 2017, the U.S. government enacted the Tax Act.  The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to the Company’s full valuation allowance position, there is no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote. This re-measurement resulted in a one-time reduction in Federal and State deferred tax assets of $25.5 million, which were fully offset by a corresponding change to the Company's valuation allowance.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

During 2016, we provided income tax expense of approximately $24.2 million that represents an effective tax rate of 37.5% on income from continuing operations. The difference between income tax expense of $24.2 million and the tax benefit at the statutory rate of 35% was principally due to the recording of a full valuation allowance against our net deferred tax assets in the fourth quarter of 2016.

During 2015, we provided income tax benefit of approximately $47.5 million that represents an effective tax rate of 38.5% on income from continuing operations. The difference between income tax benefit of $47.5 million and the tax at the statutory rate of 35% was principally due to state income tax, non-deductible stock and a change in valuation allowance.

Non‑GAAP Financial Measures

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non GAAP adjusted earnings, non GAAP adjusted earnings per share and non-GAAP adjusted EBITDA, non GAAP financial measures, as useful operating metrics. We believe that the presentation of these non GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information to analysts, investors, lenders, and our management in assessing the Company’s performance and results from period to period. We use these non GAAP measures internally to understand, manage and evaluate the Company’s performance, and in part, in the determination of bonuses for executive officers and employees. These non GAAP financial measures should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non GAAP adjusted earnings and non GAAP adjusted earnings per share are not based on any standardized methodology prescribed by GAAP and represent GAAP net income (loss) and GAAP earnings (loss) per share adjusted to exclude amortization, IPR&D and non-cash adjustments related to product acquisitions, stock based compensation expense, non-cash interest expense related to debt,  costs associated with the special meeting requests made by an activist investor and CEO transition, costs associated with an attempted debt refinancing, restructuring costs, adjustments associated with non-recurring legal settlements and disputes, and to adjust for the tax effect related to each of the non-GAAP adjustments. Non GAAP adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude interest income, interest expense, amortization, IPR&D and non-cash adjustments related to product acquisitions, stock based compensation expense, depreciation, taxes, transaction costs, restructuring costs, adjustments related to non-recurring legal settlements and disputes, costs associated with an attempted debt refinancing, the special meeting requests made by an activist investor, and CEO transition. Non GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non GAAP measures used by other companies.

The following table reconciles our GAAP net loss to non‑GAAP adjusted earnings for 2017, 2016 and 2015:

(in thousands, except share and per share amounts)	2017	2016	2015
GAAP net income (loss)	$(102,496)	$(88,720)	$(75,738)
Non-cash interest expense on debt	20,953	18,449	15,630
Intangible amortization related to product acquisitions	102,745	106,845	83,344
Managed care dispute settlement	4,742	—	—
Inventory step-up related to product acquisitions	—	15	6,023
Product sales benefit related to product acquisitions	—	—	9,977
Acquired in process research and development	24,900	—	54,900
Gain on settlement agreement	—	—	(29,900)
Gain on divestiture on Lazanda	(17,064)	—	—
Contingent consideration related to product acquisitions	(6,629)	2,287	(1,377)
Restructuring and other costs (1)	16,834	5,352	11,869
Stock based compensation	12,965	17,172	14,228
Valuation allowance on deferred tax assets	30,291	42,634	—
Income tax effect of non-GAAP adjustments (3)	(56,875)	(52,431)	(58,559)
Non-GAAP adjusted earnings	$30,366	$51,603	$30,397
Add interest expense of convertible debt, net of tax(2)	5,390	5,390	5,390
Numerator	$35,756	$56,993	$35,787
Shares used in calculation (2)	81,619	81,597	81,099
Non-GAAP adjusted earnings per share	$0.44	$0.70	$0.44

(1)

Other costs represents non-recurring costs associated with the Company’s restructuring, the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma’s hostile takeover attempt.

(2)	The Company used the if‑converted method to compute diluted earnings per share with respect to its convertible debt.
(3)	Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate. Expected cash taxes were zero, zero and ($6,361) for 2017, 2016 and 2015, respectively.

The following table reconciles our GAAP net loss per share to non GAAP adjusted earnings per share for 2017, 2016 and 2015:

	2017	2016	2015
GAAP net income (loss)	$(1.63)	$(1.45)	$(1.26)
Conversion between basic or diluted shares to if-converted diluted shares	0.38	0.36	0.32
Non-cash interest expense on debt	0.26	0.23	0.19
Managed care dispute settlement	0.06	—	—
Intangible amortization related to product acquisitions	1.25	1.31	1.03
Contingent consideration related to product acquisitions	(0.08)	0.03	(0.02)
Stock based compensation	0.16	0.21	0.18
Acquired in process research and development	0.30	—	0.68
Gain on divestiture on Lazanda	(0.21)	—	—
Restructuring and other costs (1)	0.21	0.06	0.15
Gain on settlement agreement	—	—	(0.37)
Inventory step-up related to product acquisitions	—	—	0.07
Product sales benefit related to product acquisitions	—	—	0.12
Valuation allowance on deferred tax assets	0.37	0.52	—
Income tax effect of non-GAAP adjustments (3)	(0.70)	(0.64)	(0.72)
Add/(reduce) interest expense of convertible debt, net of tax (2)	0.07	0.07	0.07
Non-GAAP adjusted earnings per share	$0.44	$0.70	$0.44

(1)

Other costs represents non-recurring costs associated with the Company’s restructuring, the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma’s hostile takeover attempt.

(2)	The Company used the if‑converted method to compute diluted earnings per share with respect to its convertible debt.
(3)	Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate.

The following table reconciles our GAAP net loss to non GAAP adjusted EBITDA for 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
GAAP net income (loss)	$(102,496)	$(88,720)	$(75,738)
Managed care dispute settlement	4,742	—	—
Intangible amortization related to product acquisitions	102,745	106,845	83,344
Contingent consideration related to product acquisitions	(6,629)	2,287	(1,377)
Stock based compensation	12,965	17,172	14,228
Interest income	(410)	(447)	(599)
Interest expense	78,190	87,088	71,129
Depreciation	2,757	2,530	2,390
Income taxes	(1,429)	24,218	(47,499)
Restructuring and other costs (1)	16,834	5,352	11,869
Acquired in process research and development	24,900	—	54,900
Gain on divestiture on Lazanda	(17,064)	—	—
Gain on settlement agreement	—	—	(29,900)
Inventory step-up related to product acquisitions	—	15	6,023
Product sales benefit related to product acquisitions	—	—	9,977
Transaction costs	1,435	45	12,456
Non-GAAP adjusted EBITDA	$116,540	$156,385	$111,203

(1)

Other costs represents non-recurring costs associated with the Company’s restructuring, the special meeting requests of an activist investor and costs associated with the Company’s defense of Horizon Pharma’s hostile takeover attempt.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(in thousands)	2017	2016
Cash, cash equivalents and short-term investments	$128,089	$177,420

The decrease in cash, cash equivalents and short-term investments during 2017 is primarily attributable to the prepayment of $100.0 million of secured indebtedness on April 3, 2017 along with a $4.0 million related prepayment fee and the prepayment of $10.0 million of secured indebtedness on November 8, 2017 along with a $0.4 million related prepayment fee.  These payments were partially off-set by the cash generated from operations in 2017. We are required to make scheduled principal repayments of secured indebtedness of $57.5 million in April 2018, $25 million in October 2018, $25 million in January 2019, $55 million in April 2019 and $20 million quarterly thereafter, with a final payment of $62.5 million in April 2021.

Since inception through December 31, 2017, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales. In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the Convertible Notes) resulting in net proceeds to us of $334.2 million.

We may incur operating losses in future years. We believe that our existing cash and investment balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Senior Notes and the Convertible Notes. We base this expectation on our current operating plan and the anticipated impact of the cash expected to be received from Collegium pursuant to the Commercialization Agreement, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	payments from Collegium pursuant to our Commercialization Agreement;
•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of Gralise, CAMBIA, and Zipsor;
•	expenditures related to our product candidates;
•	the timing of our NUCYNTA pediatric clinical trials;
•	milestone and royalty revenue we receive under our collaborative development arrangements;
•	interest and principal payments on our current and future indebtedness;
•	financial terms of definitive license agreements or other commercial agreements we may enter into; and
•	changes in the focus and direction of our business strategy and/or research and development programs.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table summarizes our cash flow activities:

	As of December 31,
(in thousands)	2017	2016	2015
Cash provided by operating activities	$62,167	$71,263	$152,370
Cash provided by (used in) investing activities	57,894	45,536	(1,108,051)
Cash (used in) provided by financing activities	(110,886)	(100,174)	568,097
Net increase (decrease) in cash and cash equivalents	$9,175	$16,625	$(387,584)

Cash Flows from Operating Activities

Cash provided by operating activities was $62.2 million in 2017, $71.3 million in 2016 and $152.4 million in 2015. The decrease in Cash provided by operating activities in 2017, as compared to 2016, is a result lower sales as compared to 2016. The reduction in cash provided by operating activities in 2016, as compared to 2015, was due to the NUCYNTA acquisition in April 2015 and interest payable on the Senior Notes issued in April 2015. The NUCYNTA acquisition contributed to a large increase in revenue and related reserves, as well as accounts payable and accrued liabilities during 2015. In addition, the increase in the 2015 cash provided by operating activities was also impacted by the timing of certain payments related to the NUCYNTA acquisition, which normalized in 2016. Lastly, 2016 reflects the payment of four quarters of interest on the Senior Notes as opposed to two quarters in 2015.

Cash provided by operating activities during 2015 reflects higher product sales following the NUCYNTA acquisition in April 2015 and, to a lesser extent, the result of timing associated with the payment of our managed care rebates, our royalty payments to Grunenthal and our interest payments on our convertible debt. The Grunenthal royalties and the interest on the convertible debt are payable twice yearly in the first and third quarters.

Cash Flows from Investing Activities

Cash provided by investing activities during 2017 was approximately $57.9 million and primarily relates to the timing of maturity of marketable securities in anticipation of the prepayment of debt in April 2017. Cash provided by investing activities during 2016 was approximately $45.5 million and primarily relates to the timing of maturity of marketable securities in anticipation of the prepayment of debt in April 2016. Cash used in investing activities during 2015 was $1.1 billion. Cash used in investing activities during the during 2015 primarily relates to the $1.05 billion in cash paid for the NUCYNTA Acquisition and $25.0 million paid for the license of cebranopadol, partially off‑set by a net cash inflow from the maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities during 2017 was approximately $110.9 million and reflects the prepayment of $110.0 million of our Senior Notes as well as an associated prepayment fees of $4.4 million in 2017 which was partially off-set by proceeds from employee stock option exercises and purchase of common stock under the employee stock purchase plan. Cash used in financing activities during 2016 was approximately $100.2 million and reflects the prepayment of $100.0 million of our Senior Notes as well as an associated prepayment fee of $5.0 million in April 2016 which was partially off-set by proceeds from employee stock option exercises and purchase of common stock under the employee stock purchase plan. Cash provided by financing activities during 2015 was approximately $568.1 million and consisted primarily of $562.0 million of net proceeds received from the issuance of the Senior Notes and $10 million of proceeds received from employee stock option exercises.

Contractual Obligations

As of December 31, 2017, our contractual obligations are shown in the following table:

				More than
(in thousands)	1 Year	2 - 3 Years	4 - 5 Years	5 Years	Total
Senior Notes—principal	$82,500	200,000	82,500	—	$365,000
Senior Notes—interest	37,955	41,881	4,532	—	84,368
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	8,625	—	34,500
Operating leases(1)	2,140	4,086	3,324	—	9,550
Purchase commitments	27,848	—	—	—	27,848
Total	$159,068	$263,217	$443,981	$—	$866,266

(1)	Amounts represent payments under a non‑cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At December 31, 2017, we had non‑cancelable purchase orders and minimum purchase obligations of approximately $27.8 million under our manufacturing agreements related to NUCYNTA, Gralise, CAMBIA, and Zipsor. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In April 2012, we entered into an office and laboratory lease agreement with BMR Pacific Research Center LP

(BMR) to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. We leased approximately 8,000 additional rentable square feet during July 2015. The lease is due to expire on November 30, 2022. As of December 31, 2017, the aggregate rent payable over the remaining term of the lease to the landlord is approximately $8.0 million. We also have signed a lease at a new headquarters location in the first quarter of 2018 and it is possible we will incur overlapping lease expense for a portion of 2018.

OFF‑BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU No 2016-09 Improvements to Employee Share-Based Payment Accounting. This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. The magnitude of such impacts will depend upon future movements in the Company’s share price as well as the timing of stock award exercises, which are both difficult to estimate. The Company adopted this ASU as of January 1, 2017.

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

The adoption requires recognition through retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from non-qualified stock options and other employee share-based payments. As a result, the Company determined the impact of the adoption to be a $5.8 million increase to deferred tax assets related to share-based compensation incurred as of December 31, 2016 with a corresponding increase to the Company's valuation allowance for financial statement purposes since the Company is in a full valuation allowance position.

In August 2016, the FASB issued ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company early adopted this guidance on January 1, 2017, and the adoption of this guidance did not materially affect the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is required to be applied prospectively. The guidance was effective January 1, 2018, and we do not expect the adoption to have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. The Company will adopt this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. The Company has completed an analysis of existing contracts with its customers and has assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. For a public entity, the amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this guidance is permitted for all entities. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. The future impact of ASU No. 2017-01 will be dependent upon the nature of our future acquisition or disposition transactions, if any.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $126.9 million as of December 31, 2017. A portion of our cash and cash equivalents were invested in corporate debt securities and money market funds. Cash and cash equivalents are held for working capital purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 11.09% per annum. An increase in the three month LIBOR of 100 basis points above the current three‑month LIBOR rates would increase our interest expense by approximately $3.2 million for 2018, assuming we timely make the scheduled principal payments. As of December 31, 2017, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

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

Foreign Currency Risk

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2017. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 75 of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

(b)Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Depomed, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Depomed, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Depomed, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to executive officers, directors and corporate governance matters is incorporated by reference to the information set forth under the captions “Executive Officers and Senior Management” and “Election of Directors” in the company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Under Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) and SEC rules, the Company's directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal year 2017, all such SEC filings were filed on time.

The Board has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, officers and directors, including its principal executive officer and its principal financial officer, or persons performing similar functions. A copy of the code is available on the Company’s website at: http://www.depomed.com and any amendments to or waivers of the code will be posted to such website. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information set forth under the captions “Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.Financial Statements

2.Financial Statement Schedules

Schedule II is included on page 117 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.Exhibits:

Exhibit	Footnote	Description of Document
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(26)	Amended and Restated Bylaws
3.5	(4)	Certificate of Determination of Series B Junior Participating Preferred Stock
3.6	(4)	Certificate of Amendment to Certificate of Determination of Preferences and Rights of Series RP Preferred Stock
3.7	(18)	Certificate of Amendment to Certificate of Determination of Preferences and Rights of Series A Preferred Stock
4.1	(15)	Senior Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee
4.2	(15)

First Supplemental Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 9, 2014

10.1	(5)	Offer Letter, dated June 14, 2006, between the Company and Matthew M. Gosling
10.2	(6)	Form of Indemnification Agreement between the Company and its directors and executive officers
10.3	(20)	Second Amended and Restated 2004 Equity Incentive Plan
10.4	(8)	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan
10.5	(13)	2004 Employee Stock Purchase Plan, as amended
†10.6	(7)	Commercial Manufacturing Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc.
†10.7	(7)	Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc.
10.8	(9)	Offer Letter dated January 13, 2012 between the Company and August J. Moretti
10.9	(10)	Lease dated April 4, 2012 between the Company and BMR‑Pacific Research Center LP
10.10	(11)	Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc.
†10.11	(13)	Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc.
†10.12	(13)	Asset Purchase Agreement, dated December 17, 2013 between the Company and Nautilus Pharmaceuticals, Inc.
10.13	(19)	2014 Omnibus Incentive Plan and Forms of Award Documents
10.14	(26)	Depomed, Inc. Amended and Restated Annual Bonus Plan, as adopted on May 17, 2017
10.15	(*)	Non‑employee Director Compensation and Grant Policy
10.16	(21)	Form of Management Continuity Agreement between the Company and its executive officers
10.17	(15)	Underwriting Agreement dated as of September 3, 2014 between the Company and Morgan Stanley & Co. LLC and RBC Capital Markets, LLC., as representatives of the several underwriters named therein
†10.18	(19)	Asset Purchase Agreement dated January 15, 2015 between the Company and Janssen Pharmaceuticals, Inc.
†10.19	(17)

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

†10.20	(17)	Transitional Supply Agreement dated April 2, 2015 among the Company and Janssen Pharmaceuticals, Inc. and Janssen Ortho LLC

†10.21	(17)	Supply Agreement dated April 2, 2015 between the Company and Normaco, Inc.
†10.22	(17)	Pledge and Security Agreement dated April 2, 2015 between the Company and Deerfield Private Design Fund III, L.P., a collateral agent
†10.23	(17)

Assignment and Consent Agreement dated January 13, 2015 between the Company and Grunenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grunenthal GmbH and Janssen Research and Development

†10.24	(20)	Consent and First Amendment to Note Purchase Agreement dated December 29, 2015 between the Company, Deerfield Private Design Fund III, L.P. and the parties thereto
10.25	(22)	Agreement dated October 17, 2016 among the Company and Starboard Value LP and certain of its affiliates
10.26	(24)	Cooperation and Support Agreement dated March 28, 2017 by and among the Company, Starboard Value LP and certain of its affiliates
10.27	(25)	Offer Letter dated March 28, 2017 between the Company and Arthur J. Higgins
10.28	(25)	Waiver and Release Agreement, dated March 28, 2017 by and between the Company and James A. Schoeneck
10.29	(25)	Management Continuity Agreement dated March 28, 2017 by and between the Company and Arthur J. Higgins
10.30	(27)	Waiver and Release Agreement dated June 30, 2017 by and between the Company and Srinivas G. Rao
10.31	(28)	Waiver and Release Agreement dated July 12, 2017 by and between the Company and Thadd M. Vargas
10.32	(28)	Drug Product Manufacturing Services Agreement dated June 6, 2017 by and between the Company and Halo Pharmaceutical, Inc.
10.33	(28)	Offer Letter dated October 17, 2017 by and between the Company and Santosh J. Vetticaden, M.D., PH.D.
+10.34	(*)	Commercialization Agreement dated December 4, 2017 by and among the Company Collegium Pharmaceutical, Inc. and Collegium NF, LLC
10.35	(*)	Amendment dated January 9, 2018 to Commercialization Agreement by and among the Company Collegium Pharmaceutical, Inc. and Collegium NF, LLC
+10.36	(*)

Consent Agreement dated as of November 30, 2017 by and between the Company and Grunenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grunenthal GmbH and Janssen Research and Development

10.37	(29)	Waiver and Second Amendment to Note Purchase Agreement dated December 4. 2017 by and among the company, the purchases thereto and Deerfield Private Design Fund III, L.P., as collateral agent.
10.38	(*)	Transition and Consulting Agreement dated December 8, 2017 by and between the Company and Matthew M. Gosling
10.39	(*)	Transition and Consulting Agreement dated December 8, 2017 by and between the Company and August J. Moretti
12.1	(*)	Ratio of Earnings to Fixed Charges
21	(*)	List of Subsidiaries
23.1	(*)	Consent of Independent Registered Public Accounting Firm
24.1	(*)	Power of Attorney (included on signature page hereto)
31.1	(*)	Certification pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934 of Arthur J. Higgins
31.2	(*)	Certification pursuant to Rule 13a‑14(a) under the Securities Exchange Act of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of Arthur J. Higgins
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form SB‑2 (File No. 333‑25445)

(2)	Incorporated by reference to the Company’s Form 10‑K filed on March 31, 2003

(3)	Incorporated by reference to the Company’s Form 8‑K filed on May 19, 2015

(4)	Incorporated by reference to the Company’s Form 8‑K filed on July 13, 2015

(5)	Incorporated by reference to the Company’s Form 8‑K filed on June 30, 2006

(6)	Incorporated by reference to the Company’s Form 10‑Q filed on November 9, 2006

(7)	Incorporated by reference to the Company’s Form 10‑Q filed on November 7, 2011

(8)	Incorporated by reference to the Company’s Form 8‑K filed on January 17, 2012

(9)	Incorporated by reference to the Company’s Form 10‑K filed on March 8, 2012

(10)	Incorporated by reference to the Company’s Form 10‑Q filed on May 8, 2012

(11)	Incorporated by reference to the Company’s Form 10‑Q filed on August 3, 2012

(12)	Incorporated by reference to the Company’s Form 10‑Q filed on November 7, 2013

(13)	Incorporated by reference to the Company’s Form 10‑K filed on March 17, 2014

(14)	Incorporated by reference to the Company’s Form 8‑K filed on May 23, 2014

(15)	Incorporated by reference to the Company’s Form 8‑K filed on September 9, 2014

(16)	Incorporated by reference to the Company’s Form 10‑Q filed on November 6, 2014

(17)	Incorporated by reference to the Company’s Form 10‑Q/A filed on December 18, 2015

(18)	Incorporated by reference to the Company’s Form 8‑K filed on July 29, 2015

(19)	Incorporated by reference to the Company’s Form 10‑K filed on February 26, 2015

(20)	Incorporated by reference to the Company’s Form 10‑K filed on February 26, 2016

(21)	Incorporated by reference to the Company’s Form 10‑Q filed on May 6, 2016

(22)	Incorporated by reference to the Company’s Form 8‑K filed on October 19, 2016

(23)	Incorporated by reference to the Company’s Form 8‑K filed on April 25, 2016

(24)Incorporated by reference to the Company’s Form 8 K filed on March 29, 2017

(25)Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2017

(26)Incorporated by reference to the Company’s Form 8 K filed on May 22, 2017

(27)Incorporated by reference to the Company’s Form 10-Q filed on August 7, 2017

(28)Incorporated by reference to the Company’s Form 10-Q filed on November 9, 2017

(29)Incorporated by reference to the Company’s Form 8 K/A filed on December 14, 2017

†            Confidential treatment granted

+Confidential treatment requested

*            Filed herewith

**          Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newark, State of California, on the 28th day of February 2018.

Depomed, Inc.
By	/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Arthur J. Higgins and August J. Moretti, and each of them acting individually, as his true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ ARTHUR J. HIGGINS	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Arthur J. Higgins

/s/ AUGUST J. MORETTI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
August J. Moretti

/s/ JAMES P. FOGARTY	Chairman of the Board of Directors	February 28, 2018
James P. Fogarty

/s/ KAREN A. DAWES	Director	February 28, 2018
Karen A. Dawes

/s/ LOUIS J. LAVIGNE JR.	Director	February 28, 2018
Louis J. Lavigne Jr.

/s/ WILLIAM T. MCKEE	Director	February 28, 2018
Willian T. McKee

/s/ PETER D. STAPLE	Director	February 28, 2018
Peter D. Staple
/s/ JAMES L. TYREE	Director	February 28, 2018
James L. Tyree

DEPOMED, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Depomed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Depomed, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Redwood City California

February 28, 2018

DEPOMED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$126,884	$117,709
Short-term investments	1,205	59,711
Accounts receivable, net	71,919	102,056
Receivables from collaborative partners	563	533
Inventories	13,042	13,033
Prepaid and other current assets	17,238	13,162
Total current assets	230,851	306,204
Property and equipment, net	13,024	15,526
Intangible assets, net	793,873	902,149
Other assets	869	1,458
Total assets	$1,038,617	$1,225,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,732	$14,855
Accrued rebates, returns and discounts	135,828	131,536
Accrued liabilities	60,496	59,398
Income taxes payable	126	59
Current portion of Senior Notes	82,500	—
Contingent consideration liability, current portion	156	4,578
Interest payable	13,220	15,924
Other current liabilities	3,522	892
Total current liabilities	310,580	227,242
Contingent consideration liability, long-term portion	1,457	10,247
Senior Notes	274,720	466,051
Convertible Notes	269,510	252,725
Other long-term liabilities	12,842	18,284
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; Series A convertible preferred stock, 25,000 shares designated and zero shares outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, no par value, 200,000,000 shares authorized; 63,400,348 and 61,966,188 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	313,857	291,634
Additional paid-in capital	75,164	75,917
Accumulated deficit	(219,508)	(116,744)
Accumulated other comprehensive loss, net of tax	(5)	(19)
Total shareholders’ equity	169,508	250,788
Total liabilities and shareholders' equity	$1,038,617	$1,225,337

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$379,880	$455,066	$341,750
Royalties	844	831	985
Total revenues	380,724	455,897	342,735
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	72,598	87,414	67,898
Research and development expenses	13,718	32,631	17,541
Acquired in-process research and development	24,900	—	54,900
Selling, general and administrative expenses	195,696	204,498	199,352
Amortization of intangible assets	102,745	106,845	83,344
Restructuring charges	13,247	—	—
Non-cash gain on settlement agreement	—	—	(29,900)
Total costs and expenses	422,904	431,388	393,135
(Loss) Income from operations	(42,180)	24,509	(50,400)
Other income (expense):
Gain on divestiture of Lazanda	17,064	—	—
Interest and other income	681	485	599
Loss on prepayment of Senior Notes	(5,938)	(5,777)	—
Interest expense	(73,552)	(83,719)	(73,436)
Total other expense	(61,745)	(89,011)	(72,837)
Net loss before income taxes	(103,925)	(64,502)	(123,237)
Benefit from (Provision for) income taxes	1,429	(24,218)	47,499
Net loss	$(102,496)	$(88,720)	$(75,738)
Basic and diluted net loss per share	$(1.63)	$(1.45)	$(1.26)
Shares used in computing basic and diluted net loss per share	62,702,404	61,296,875	60,116,530

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(102,496)	$(88,720)	$(75,738)
Unrealized gain (loss) on available-for-sale securities, net of tax	14	35	(17)
Comprehensive loss	$(102,482)	$(88,685)	$(75,755)

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated
			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity
Balances at December 31, 2014	59,293,428	$239,961	$76,809	$(37)	$47,714	$364,447
Issuance of common stock upon exercise of options	1,137,303	7,860	—	—	—	7,860
Issuance of common stock under employee stock purchase plan	164,674	2,462	—	—	—	2,462
Issuance of common stock in conjunction with vesting of restricted stock units	191,904	—	—	—	—	—
Stock-based compensation	—	14,228	—	—	—	14,228
Shares withheld for payment of employee's withholding tax liability	—	—	(2,812)	—	—	(2,812)
Equity component of convertible debt issued, net of tax	—	—	—	—	—	—
Windfall tax benefit	—	—	4,625	—	—	4,625
Net loss	—	—	—	—	(75,738)	(75,738)
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Balances at December 31, 2015	60,787,309	$264,511	$78,622	$(54)	$(28,024)	$315,055
Issuance of common stock upon exercise of options	715,655	6,693	—	—	—	6,693
Issuance of common stock under employee stock purchase plan	201,264	3,258	—	—	—	3,258
Issuance of common stock in conjunction with vesting of restricted stock units	261,960	—	—	—	—	—
Stock-based compensation	—	17,172	—	—	—	17,172
Shares withheld for payment of employee's withholding tax liability	—	—	(3,342)	—	—	(3,342)
Windfall tax benefit	—	—	637	—	—	637
Net loss	—	—	—	—	(88,720)	(88,720)
Unrealized gain on available-for-sale securities	—	—	—	35	—	35
Balances at December 31, 2016	61,966,188	$291,634	$75,917	$(19)	$(116,744)	$250,788
Issuance of common stock upon exercise of options	1,001,142	6,979	—	—	—	6,979
Issuance of common stock under employee stock purchase plan	261,569	1,960	—	—	—	1,960
Issuance of common stock in conjunction with vesting of restricted stock units	171,449	—	—	—	—	—
Stock-based compensation	—	13,016	—	—	—	13,016
Cumulative effect adjustment from adoption of ASU No. 2016-09	—	268	—	—	(268)	—
Shares withheld for payment of employee's withholding tax liability	—	—	(753)	—	—	(753)
Net loss	—	—	—	—	(102,496)	(102,496)
Unrealized gain on available-for-sale securities	—	—	—	14	—	14
Balances at December 31, 2017	63,400,348	$313,857	$75,164	$(5)	$(219,508)	$169,508

The accompanying notes are an integral part of these consolidated financial statements.

DEPOMED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net loss	$(102,496)	$(88,720)	$(75,738)
Adjustments for non-cash items:
Depreciation and amortization	105,502	109,375	85,737
Accretion of debt discount and debt issuance costs	19,415	17,673	15,629
Loss on prepayment of Senior Notes	5,938	5,777	—
Provision for inventory obsolescence	2,673	1,179	224
(Gain) loss on disposal of property and equipment	(271)	—	38
Stock-based compensation	13,016	17,172	14,228
Change in fair value of contingent consideration	(8,024)	1,637	(1,584)
Deferred income taxes	—	23,632	(41,354)
Gain on divestiture of Lazanda	(17,064)	—	—
Acquired in-process research and development	24,900	—	25,000
Other	240	611	358
Changes in assets and liabilities:
Accounts receivable	30,137	(30,931)	(44,117)
Receivables from collaborative partners	(30)	29	508
Inventories	(1,873)	(3,718)	9,329
Prepaid and other assets	(5,114)	(2,464)	6,085
Income taxes receivable	—	6,359	(2,332)
Accounts payable and other accrued liabilities	(6,436)	5,862	59,019
Accrued rebates, returns and discounts	4,292	10,478	85,348
Interest payable	(2,705)	(2,747)	15,992
Income taxes payable	67	59	—
Net cash provided by operating activities	62,167	71,263	152,370
Investing Activities
Purchases of property and equipment	(666)	(2,860)	(1,715)
Acquisition of a business	—	—	(1,050,011)
Acquisition of in-process research and development	—	—	(25,000)
Proceeds from disposal of property and equipment	280	—	—
Purchases of marketable securities	(8,277)	(68,818)	(116,209)
Maturities of marketable securities	66,557	115,207	84,884
Sales of marketable securities	—	2,007	—
Net cash provided (used in) by investing activities	57,894	45,536	(1,108,051)
Financing Activities
Proceeds from issuance of Senior Notes	—	—	562,063
Payment of contingent consideration liability	(1,673)	(1,783)	(1,041)
Senior Notes issuance costs	—	—	(511)
Repayment of Senior Notes	(110,000)	(100,000)	—
Fees for early repayment and modifications of Senior Notes	(7,400)	(5,000)	—
Proceeds from issuance of common stock	8,940	9,951	10,398
Shares withheld for payment of employee's withholding tax liability	(753)	(3,342)	(2,812)
Net cash (used in) provided in financing activities	(110,886)	(100,174)	568,097
Net increase (decrease) in cash and cash equivalents	9,175	16,625	(387,584)
Cash and cash equivalents at beginning of year	117,709	101,084	488,668
Cash and cash equivalents at end of period	$126,884	$117,709	$101,084
Supplemental Disclosure of Cash Flow Information
Net cash paid (received) for income taxes	$121	$(14,425)	$(4,048)
Cash paid for interest	$55,542	$71,093	$39,511
Non-cash consideration for in-process research and development	$19,900	$—	$29,900
Accrued in-process research and development expenses	$5,000	$—	$—
Capital expenditures incurred but not yet paid	$—	$402	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed, Inc. (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The products that comprise the Company’s current specialty pharmaceutical business are (i) NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternative treatment options are inadequate, and NUCYNTA® IR (NUCYNTA) (tapentadol), a product for the management of moderate to severe acute pain in adults, each of which the Company acquired the United States (U.S.) rights to in April 2015, (ii) Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that the Company launched in October 2011, (iii) CAMBIA® (diclofenac potassium for oral solution), a product for the acute treatment of migraine attacks that the Company acquired in December 2013, (iv) Zipsor® (diclofenac potassium) liquid filled capsules, a product for the treatment of mild to moderate acute pain that the Company acquired in June 2012, and (v) Lazanda® (fentanyl) nasal spray, a product for the management of breakthrough pain in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain, that the Company acquired in July 2013. The Company divested its rights to Lazanda to Slán Medicinal Holdings Limited ("Slán") on November 7, 2017.

Basis of Preparation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and US Securities and Exchange Commission (SEC) regulations for annual reporting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated on consolidation.

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grunenthal GmbH (Grunenthal). The acquisition of these rights closed on December 30, 2015 at which point the Company assigned its rights under the agreement to Depo Bermuda, a Company which was formed in Bermuda on December 22, 2015.

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

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the PDL Transaction. The Company contributed to Depo DR Sub all of its rights, title and interests in each of the license agreements to receive royalty and contingent milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such rights to receive royalty and contingent milestone payments, for an upfront cash purchase price of $240.5 million.

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

Receivables from collaborative partners represent amounts due from Janssen and Aralez Pharmaceuticals Canada, Inc.

Inventories

Inventories are stated at the lower of cost or market with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. The Company writes-off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand.

Acquisitions

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

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired in-process research and development (IPR&D) with no alternative future use is charged to expense at the acquisition date.

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

Intangible Assets

Intangible assets consist of purchased developed technology and trademarks. The Company determines the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized over the estimated useful life of the asset. The Company evaluates purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

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

•

Product Sales Allowances—The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

•

Product Returns—The Company allows customers to return product for credit with respect to product that is within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. Under the terms of the Zipsor asset purchase agreement, the Company assumed financial responsibility for returns of Zipsor product previously sold by Xanodyne Pharmaceuticals, Inc. (Xanodyne). Under the terms of the CAMBIA asset purchase agreement, the Company also assumed financial responsibility for returns of CAMBIA product previously sold by Nautilus. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA ER and NUCYNTA and the divestiture of Lazanda to Slan, the Company is only financially responsible for product returns for product that sold by the Company, which are identified by specific lot numbers.  See note 14 for further information on the acquisition of NUCYNTA ER and NUCYNTA, CAMBIA, Lazanda and Zipsor, as well as the divestiture of Lazanda. See note 8 and note 16 for further information on the Commercialization Agreement with Collegium.

The shelf life of NUCYNTA ER and NUCYNTA is 24 months to 36 months from the date of tablet manufacture. The shelf life of Gralise is 24 to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date. Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

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

Royalties received from Aralez Pharmaceuticals and from Janssen Pharma are recognized in the period earned as the royalty amounts can be estimated and collectability is reasonably assured. The Company no longer receives royalties from Janssen Pharma on sales of NUCYNTA ER in the U.S. for any period after April 2, 2015, the date on which the Company acquired the U.S. rights to NUCYNTA ER from Janssen Pharma. The Company continues to receive royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan.

•

License and Collaborative Arrangements—Revenue from license and collaborative arrangements is recognized when the Company has substantially completed its obligations under the terms of the arrangement and the Company’s remaining involvement is inconsequential and perfunctory. If the Company has significant continuing involvement under such an arrangement, license and collaborative fees are recognized over the estimated performance period. The Company recognizes contingent milestone payments for its research and development collaborations upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) consideration earned relates to past performance and (3) the milestone payment is nonrefundable. A milestone is considered substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or consistent with the increase in value to the collaboration resulting from the Company’s performance; the consideration earned relates solely to past performance; and the consideration earned is reasonable relative to all of the other deliverables and payments within the arrangement. License, milestones and collaborative fee payments received in excess of amounts earned are classified as deferred revenue until earned.

Total revenues are summarized in the following table:

(in thousands)	2017	2016	2015
Product sales:
NUCYNTA products	$239,539	$281,261	$189,854
Gralise	77,034	88,446	81,054
CAMBIA	31,597	31,273	27,426
Lazanda	15,010	26,547	17,711
Zipsor	16,700	27,539	25,705
Total product sales	379,880	455,066	341,750
Royalties:
Total royalty revenue	844	831	985
Total revenues	$380,724	$455,897	$342,735

Stock‑Based Compensation

The Company uses the Black Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as assumptions, which include the Company’s expected term of the award, the expected stock price volatility, risk free interest rate and expected dividends over the expected term of the award. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.  The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. As a result of adopting ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, the Company made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

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

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 were $3.7 million, $4.1 million and $2.3 million, respectively.

Restructuring

Restructuring costs are included in loss from operations in the consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In December 2017, the Company announced a restructuring plan which is expected to be completed in mid-2018. In addition, the Company announced a reduction-in-force on May 9, 2017 in order to streamline operations and achieve certain operating efficiencies, the activities related to this reduction-in-forced were completed during the third quarter of 2017. See note 10 to these audited consolidated financial statements for further information on restructuring.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Unrealized gains and losses on the Company’s available‑for‑sale securities are reported separately in shareholders’ equity and included in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2017, 2016 and 2015 has been reflected in the consolidated statements of comprehensive loss.

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

The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The majority of the Company’s trade accounts receivable arises from product sales in the United States. The three large, national wholesale distributors represent the vast majority of our business and represented the following percentages of product shipments and accounts receivable for the years ended December 31, 2017, 2016 and 2015.

	Product shipments			Product sales-related accounts receivable
	2017	2016	2015	2017	2016	2015

McKesson Corporation	36%	36%	36%	41%	39%	38%
AmerisourceBergin Corporation	27%	27%	24%	27%	33%	25%
Cardinal Health	26%	25%	27%	23%	20%	25%
All others	11%	12%	13%	9%	8%	12%
Total	100%	100%	100%	100%	100%	100%

Accounts receivable balances related to product sales were $71.9 million and $102.1 million for the years ended December 31, 2017 and 2016, respectively. The Company relies on a single third‑party contract manufacturer organization in Puerto Rico to manufacture Gralise and one third‑party supplier for the supply of gabapentin, the active pharmaceutical ingredient in Gralise. The Company also relies on single third-party contract suppliers: MiPharm, S.p.A., Catalent Ontario Limited and Renaissance Lakewood, Inc. for supply of CAMBIA, Zipsor and Lazanda respectively. Janssen Pharmaceuticals is the sole source supplier of NUCYNTA ER and Halo is the sole supplier of NUCNYTA.

Accounts receivable related to royalties was $0.5 million for the year ended December 31, 2017. Accounts receivable related to royalties was $0.2 million for the year ended December 31, 2016.

To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

Recently Adopted Accounting Pronouncements

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

In March 2016, the FASB issued ASU No 2016-09 “Improvements to Employee Share-Based Payment Accounting. This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. The magnitude of such impacts will depend upon future movements in the Company’s share price as well as the timing of stock award exercises, which are both difficult to estimate. The Company adopted this ASU as of January 1, 2017.

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

Additionally, the Company has applied the tax related provisions of this ASU on a retrospective basis in our condensed consolidated statements of cash flows, which includes presenting: (i) excess tax benefits as an operating activity, which were previously presented as a financing activity; and (ii) cash payments to tax authorities for employee taxes when shares are withheld to meet statutory withholding requirements as a financing activity, which were previously presented as an operating activity.

The adoption requires recognition through retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from non-qualified stock options and other employee share- based payments. As a result, the Company determined the impact of the adoption to be a $5.8 million increase to deferred tax assets related to share-based compensation incurred as of December 31, 2016 with a corresponding increase to the Company's valuation allowance for financial statement purposes since the Company is in a full valuation allowance position.

In August 2016, the FASB issued ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company early adopted this guidance on January 1, 2017, and the adoption of this guidance did not materially affect the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is required to be applied prospectively. The guidance was effective January 1, 2018, and we do not expect the adoption to have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. This guidance can be adopted on a full retrospective basis or on a modified retrospective basis. The Company will adopt this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. The Company has completed an analysis of existing contracts with its customers and has assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. For a public entity, the amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this guidance is permitted for all entities. The Company is currently evaluating and has not yet determined the impact implementation will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 (ASU 2016-13) Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The

Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. The future impact of ASU No. 2017-01 will be dependent upon the nature of our future acquisition or disposition transactions, if any.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for us beginning January 1, 2018. Early adoption is permitted. We do not expect the adoption of this  guidance to have a material impact on our consolidated financial statements.

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

Janssen Pharmaceuticals, Inc.

In August 2012, the Company entered into a license agreement with Janssen Pharma that grants Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended-release tablets) in certain territories. The Company received a $10.0 million upfront license fee.  The Company also received low single digit royalties on sales of NUCYNTA ER in the U.S. for sales from July 2, 2012 until the Company's acquisition of the U.S. rights to NUCYNTA ER from Janssen Pharma on April 2, 2015, and will continue to receive low single digit royalties on net sales of NUCYNTA ER in Canada and Japan through December 31, 2021.

Ironwood Pharmaceuticals, Inc.

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW-3718 by Ironwood. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved, including a $5.0 million contingent milestone payment if Ironwood commences Phase 3 clinical trials for IW-3718.

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of December 31, 2017 and 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$103,119	$—	$—	$103,119
Money market funds	95	—	—	95
Commercial paper	23,670	—	—	23,670
Total cash and cash equivalents	126,884	—	—	126,884
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	1,210	—	(5)	1,205
Total short-term investments	1,210	—	(5)	1,205
Total	$128,094	$—	$(5)	$128,089

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$87,845	$—	$—	$87,845
Money market funds	532	—	—	532
Corporate debt securities and commercial paper	29,334	—	(2)	29,332
Total cash and cash equivalents	117,711	—	(2)	117,709
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	59,728	—	(17)	59,711
Total short-term investments	59,728	—	(17)	59,711
Total	$177,439	$—	$(19)	$177,420

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and corporate debt securities.

The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and high quality debt securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within shareholders’ equity on the consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest and other income” in the consolidated statement of operations.

At December 31, 2017, the Company had 1 security in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$1,205	$(5)	$—	$—	$1,205	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other‑than‑temporary impairments for these securities at December 31, 2017. Gross realized gains and losses on marketable securities were not material for the years ended December 31, 2017, 2016 and 2105.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$95	$—	$—	$95
Commercial paper	—	23,670	—	23,670
Corporate debt securities	—	1,205	—	1,205
Total	$95	$24,875	$—	$24,970
Liabilities:
Contingent consideration—Zipsor	$—	$—	$464	$464
Contingent consideration—Lazanda	—	—	156	156
Contingent consideration—CAMBIA	—	—	993	993
Total	$—	$—	$1,613	$1,613

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled.

The table below provides a summary of the changes in fair value recorded in interest expense, selling, general and administrative expense, and gain on divestiture of Lazanda measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Fair value, beginning of the period	$14,825	$14,971	$17,595
Changes in fair value recorded in interest expense	1,079	2,408	2,307
Changes in fair value recorded in selling, general and administrative expenses	(7,708)	(122)	(3,684)
Royalties and milestone paid	(3,068)	(2,432)	(1,247)
Divestiture of Lazanda	(3,515)	-	-
Total	$1,613	$14,825	$14,971

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 (the 2021 Notes), is based on a market approach. The estimated fair value was approximately $295.4 million (par value $345.0 million) as of December 31, 2017 and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of December 31, 2017 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2017 and December 31, 2016.

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

NOTE 4. INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$3,008	$2,362
Work-in-process	204	869
Finished goods	9,830	9,802
Total	$13,042	$13,033

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Furniture and office equipment	$5,986	$5,879
Machinery and equipment	10,783	10,757
Laboratory equipment	3,335	5,129
Leasehold improvements	6,841	6,841
	26,945	28,606
Less: Accumulated depreciation and amortization	(13,921)	(13,080)
Property and equipment, net	$13,024	$15,526

There was no property and equipment included under capitalized leases as of December 31, 2017 or December 31, 2016. Depreciation expense was $2.0 million, $2.5 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 6. INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2017				December 31, 2016
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	8.0	$1,019,978	$(266,590)	$753,388	$1,019,978	$(172,288)	$847,690
CAMBIA	6.0	51,360	(20,755)	30,605	51,360	(15,619)	35,741
Lazanda	—	—	—	—	10,480	(3,979)	6,501
Zipsor	4.3	27,250	(17,370)	9,880	27,250	(15,033)	12,217
		$1,098,588	$(304,715)	$793,873	$1,109,068	$(206,919)	$902,149

In November 2017, the Company entered into definitive agreements with Slán Medicinal Holdings Limited (Slán) pursuant to which the Company acquired Slán’s rights to market the specialty drug cosyntropin (Synthetic ACTH Depot) in the U.S., and Slán acquired the Company’s rights to Lazanda (fentanyl) nasal spray. Consequently, the due to the divestiture of Lazanda the Company derecognized the Lazanda product rights in November 2017. See note 14 for additional information related to these audited consolidated financial statements for further information on the divestiture.

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

Based on finite-lived intangible assets recorded as of December 31, 2017, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2018	$101,774
2019	101,774
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,808
Total	$793,873

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued compensation	$7,345	$11,730
Accrued royalties	17,370	21,703
Accrued restructuring and one-time termination costs	9,483	—
Other accrued liabilities	26,298	25,965
Total accrued liabilities	$60,496	$59,398

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of December 31, 2017 was 11.09%.

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

In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee; and in November 2017, the Company prepaid and retired an additional $10 million of the Senior Notes and paid a $0.4 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.9 million which represented the prepayment fees of $4.4 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $1.5 million. This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for 2017.

The remaining $365.0 million of Senior Notes can be prepaid, at the Company’s option. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the following paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

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

On December 4, 2017, the Company and the Purchasers entered into an Amendment to the existing Note Purchase Agreement.  The Amendment facilitated the Company’s entry into a Commercialization Agreement, by and between the Company and Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium, on December 4, 2017, pursuant to which the Company, or one of its subsidiaries, granted the right to Collegium and its sub licensees to commercialize NUCYNTA® in the U.S. of America, the District of Columbia and Puerto Rico.

In connection with its entry into the Commercialization Agreement, the Purchasers (i) waived the requirement that some or all of the Asset Disposition Proceeds realized from the granting of the Exclusive License be used to prepay the outstanding principal amount of the Notes pursuant to Section 2.7(b) of the Note Purchase Agreement and (ii) agreed to (a) replace the minimum net sales covenant in Section 6.7 of the Note Purchase Agreement with a minimum EBITDA covenant, and (b) made certain other amendments related to the amortization of the Notes. In addition, the prepayment premiums were amended to 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; and (iii) zero, if such prepayment occurs after the fifth anniversary of the Purchase Date. The Amendment also modifies the repayment schedule; and required the Company to prepaying and retiring $10.0 million of the Senior Notes and paying a $0.4 million prepayment fee. The Company paid a $3.0 million upfront non-refundable amendment fee which, pursuant to the terms of the modification, can be off-set dollar for dollar against any future prepayment fees.

The Company accounted for the amendment as a debt modification in accordance with the applicable accounting standards. Accordingly, the $3.0 million amendment fee paid to the Purchasers was capitalized and is being amortized over the remaining term of the Senior Notes.

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

The remaining principal amount of the Senior Notes, following the amendment on December 4, 2017 is repayable each year is as follows (in thousands):

2018	$82,500
2019	120,000
2020	80,000
2021	82,500
Total	$365,000

The following is a summary of the carrying value of the Senior Notes as of December 31, 2017 (in thousands):

	December 31,	December 31,
	2017	2016
Principal amount of the Senior Notes	$365,000	$475,000
Unamortized debt discount balance	(4,717)	(8,605)
Unamortized debt issuance costs	(3,063)	(344)
Total Senior Notes	$357,220	$466,051

The debt discount and debt issuance costs will be amortized as interest expense through April 2021. The following is a summary of Senior Notes interest expense (in thousands):

	December 31,
	2017	2016	2015
Contractual interest expense	$44,212	$54,722	$46,874
Amortization of debt discount and debt issuance costs	2,631	2,261	1,466
Total interest expense	$46,843	$56,983	$48,340

Convertible Debt

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of Convertible Senior Notes Due 2021 (the Convertible Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

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

Prior to March 1, 2021, holders of the 2021 Convertible Notes can convert their securities, at their option: (i) during any calendar quarter commencing after December 31, 2015, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $25.01 (130% of the $19.24 conversion price) on each applicable trading day (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The initial conversion rate of 51.9852 shares of common stock per $1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $19.24 per share of common stock.

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

The closing price of our common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended December 31, 2017. As a result, the Convertible Notes are not convertible as of December 31, 2017.

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the initial recognition of $226.0 million as the liability component net of a $119.0 million debt discount with a corresponding net of tax increase to paid-in capital of $73.3 million representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $7.1 million were included in “Other assets” on the Consolidated Balance Sheets. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

The following is a summary of the liability component of the Convertible Notes as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(71,799)	(87,570)
Unamortized debt issuance costs	(3,691)	(4,705)
Total Convertible Notes	$269,510	$252,725

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Stated coupon interest	$8,625	$8,625	$8,625
Amortization of debt discount and debt issuance costs	16,784	15,412	14,163
Total interest expense	$25,409	$24,037	$22,788

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for its office and laboratory facilities and it is obligated to make payments under non-cancelable operating leases for automobiles used by its sales force. Future minimum lease payments under our non-cancelable operating leases at December 31, 2017 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2018	$2,140
2019	2,096
2020	1,990
2021	1,752
2022	1,572
Thereafter	—
Total	$9,550

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California commencing on December 1, 2012. The Company leased approximately 8,000 additional rentable square feet commencing in July 2015. The Lease is due to expire on November 30, 2022.

The Company was allowed to control physical access to the premises upon signing the lease. Therefore, in accordance with the applicable accounting guidance, the lease term was deemed to have commenced in April 2012. Accordingly, the rent free periods and the escalating rent payments contained within the lease are being recognized on a straight‑line basis from April 2012.  As of December 31, 2017, the aggregate rent payable over the remaining term of the lease to the landlord is approximately $8.0 million. Deferred rent was approximately $1.4 million as of December 31, 2017 and $1.6 million as of December 31, 2016. Rent expense relating to the office and laboratory lease agreement was $0.3 million, $0.6 million and $0.6 million for 2017, 2016 and 2015, respectively.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms. The Company received the additional vehicles in the second half of 2015. As of December 31, 2017, the aggregate rent payable over the remaining term of the vehicle lease agreement was approximately $1.5 million. Rent expense relating to the lease of cars was $3.2 million, $3.2 million and $2.2 million for 2017, 2016 and 2015, respectively.

We plan to relocate our corporate headquarters from Newark, California to Lake Forest, Illinois sometime in mid-2018. We had a preliminary discussion with our Landlord in January 2018 and discussed our options to exit the premises by either subleasing the space or negotiating an exit. We signed a lease at a new headquarters location in the February 2018.

Legal Matters

Depomed v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ’593 Patent), U.S. Patent No. 7,994,364 (the ’364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the  ’060 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that newly issued U.S. Patent No. 8,536,130 (the ’130 Patent) was also infringed by Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.

Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA related to the ’364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA related to the ’364 and ’593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the D.N.J. against Roxane and Sandoz asserting the ’364 Patent against Sandoz and the ’364 and ’593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz's agreement not to market a generic version of NUCYNTA products prior to the expiration of the asserted patents. In June 2014, in response to a new Paragraph IV Notice from Roxane with respect to NUCYNTA ER, Janssen Pharma filed an additional complaint in the D.N.J. asserting the ’364, ’593, and ’130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA oral solution product and the ’364 and ’593 Patents, Janssen Pharma filed a lawsuit in the D.N.J. asserting the ’364 and ’593 Patents against Watson.

In each of the foregoing actions, the ANDA filers counterclaimed for declaratory relief of noninfringement and patent invalidity. At the time that the actions were commenced, Janssen Pharma was the exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to NUCYNTA ER and NUCYNTA from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company was added as a plaintiff to the pending cases and is actively litigating them.

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

In February 2016, Actavis, Actavis UT, Roxane and Alkem each stipulated to infringement of the ’593 and ’364 patents.  On March 9, 2016, a two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent commenced.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the Court issued its final decision.  The Court found that the ’593, ’364 patent, and ’130 patents are all valid and enforceable, that Alkem will induce infringement of the ’130 patent, but that Roxane and Actavis will not infringe the ’130 patent.

On April 11, 2017, the Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem. The judgment includes an injunction enjoining all three defendants from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028). The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.

Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals have been consolidated at the Federal Circuit, and the briefing is scheduled to be completed by March 2018, with a hearing to be scheduled later in 2018, followed by a written decision, also expected in 2018. The ’593 patent is not the subject of any appeals.

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

On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the PTAB’s Final Written Decisions described below.  On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ‘475 and ‘280 Patents Purdue had challenged.  On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement. On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.

On February 1, 2017, Depomed filed a Second Amended Complaint pleading willful infringement. On July 10, 2017, the case was reassigned to Judge Wolfson.  On December 22, 2017, the Court set the close of expert discovery for March 30, 2018.  On January 5, 2018, the Court vacated the January 25, 2018 pretrial conference. No trial dates have been set by the Court, though the Company expects a bench trial on Purdue’s claim of inequitable conduct and a jury trial may be scheduled in the second half of 2018.

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

Securities Class Action Lawsuit

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its current chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (Huang v. Depomed et al., No. 3:17-cv-04830-JST, N.D. Cal.).  The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies; and practices concerning the sales and marketing of its opioid products.  The plaintiff, who seeks to represent a class consisting of all purchasers of Company common stock between February 26, 2015 and August 7, 2017, contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. On December 8, 2017, the “Depomed Investor Group” was appointed lead plaintiff.  On February 6, 2018, the lead plaintiff filed an amended complaint that asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint.  The Company and the individuals must answer or otherwise respond to the amended complaint by April 9, 2018.  If the Company and the individuals file a motion to dismiss the amended complaint by that date, then the lead plaintiff must oppose the motion by June 8, 2018.  The Company and the individuals must then file a reply in support of their motion to dismiss by July 23, 2018. The Company believes that the action is without merit and intends to contest it vigorously.

In addition, three shareholder derivative actions were filed on behalf of the Company and purport to assert claims by the Company against its officers and directors for breach of fiduciary duty, arising out of the same factual allegations as the class action.  Two of these actions were filed in the Northern District of California, the first on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-06546-JST) and the second on November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-06592-JST).  The third derivative action was filed in the Superior Court of California, Alameda County (Singh v. Higgins, et al., RG17877280) on September 29, 2017.  On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the first federal derivative action.  And, on January 18, 2018 and January 23, 2018, respectively, the remaining federal and state derivative actions were stayed pending the resolution of the motion to dismiss in the securities class action. The Company believes that these actions are without merit and intends to contest them vigorously.

Opioid-Related Request and Subpoenas

In March 2017, the Company, and a number of other pharmaceutical companies, received a request for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs related to the promotion of opioids.  The Company has voluntarily furnished information responsive to such request.

The Company, like a number of other pharmaceutical companies, has received subpoenas or civil investigative demands related to opioid sales and marketing. The Company has received such subpoenas or civil investigations demands from the Office of the Attorney General of Maryland, the Office of the Attorney General of New Jersey, the Attorney General of Missouri, the Office of the Attorney General of the State of Washington, the Attorney General of Kentucky, the Attorney General of Montana and the U.S. Department of Justice.  The Company is currently cooperating with the each of the foregoing states and the Department of Justice in their respective investigations. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which the Company’s records related to agreements with and payments made to those third parties, among other items, are produced.

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

NOTE 10. RESTRUCTURING

Restructuring and One-Time Termination Costs

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies, the activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office by mid-2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois sometime in mid-2018.

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	December 31,
	2017	2016	2015
Employee related separation costs	$13,247	$-	$-
Other exit costs	-	-	-
Total restructuring costs	$13,247	$-	$-

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

	Employee separation costs	Other exit costs	Total
Balance at December 31, 2016	$-	$-	$-
Net accruals	13,247	-	13,247
Cash paid	(3,764)	-	(3,764)
Balance at December 31, 2017	$9,483	$-	$9,483

As of December 31, 2017, the full $9.5 million accrued restructuring liability balance was classified as a current liability in the Consolidated Balance Sheet. The Company expects to incur total costs related to the December 2017 restructuring plan, including costs incurred in 2017, to be in the range of $27.0 million to $33.0 million.

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

The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Employee and Director Stock Options
Risk-free interest rate	1.65 - 1.93%	0.90 - 1.78%	1.04 - 1.59%
Dividend yield	None	None	None
Expected option term (in years)	4.24 - 4.30	4.23 - 4.31	4.30 - 4.31
Expected stock price volatility	51.67 - 59.59%	48.39 - 50.96%	44.78 - 50.45%

The Company used the following assumptions to calculate the fair value of stock purchase rights granted under the ESPP for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Employee Stock Purchase Plan
Risk-free interest rate	1.07 - 1.45%	0.49 - 0.60%	0.07 - 0.41%
Dividend yield	None	None	None
Expected option term (in years)	0.5	0.5	0.5
Expected stock price volatility	52.2 - 82.0%	48.1 - 67.5%	42.7 - 58.2%

The following table presents stock‑based compensation expense recognized for stock options, restricted stock units and the ESPP in the Company’s Statements of Operations (in thousands):

	2017	2016	2015
Cost of sales	$98	$43	$21
Research and development expense	710	496	277
Selling, general and administrative expense	12,157	16,633	13,930
Restructuring charges	51	—	—
Total	$13,016	$17,172	$14,228

The weighted‑average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $5.55, $6.81 and $7.44, respectively. The weighted‑average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2017, 2016 and 2015 was $2.97, $6.09 and $6.69, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $5.0 million, $6.6 million and $18.5 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $4.7 million, $9.3 million and $7.8 million, respectively. At December 31, 2017, the Company had $22.9 million of total unrecognized compensation expense, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.5 years. Cash received from stock option exercises was $7.0 million, $6.7 million and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. There is no stock‑based compensation recorded within inventory in any of the years presented. The recognized tax benefits on total stock-based compensation expense during the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.6 million and $4.6 million, respectively.

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 14,450,000 shares and there were no more shares available for future issuance at December 31, 2017.

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

The following tables summarize the activity for the year ended December 31, 2017 under the 2004 Plan:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2016	4,066,847	$8.07
Options granted	—	—
Options exercised	(900,352)	5.97
Options forfeited	(138,867)	12.57
Options expired	(1,241,587)	9.73
Options outstanding at December 31, 2017	1,786,041	$7.62
Options vested and expected to vest at December 31, 2017	1,786,041	$7.62
Options exercisable at December 31, 2017	1,760,235	$7.54

	Weighted-
	Average
	Remaining	Aggregate
	Contractual	Intrinsic Value
	Term (years)	(in thousands)
Options outstanding at December 31, 2017	3.91	$2,870
Options vested and expected to vest at December 31, 2017	3.91	$2,870
Options exercisable at December 31, 2017	3.90	$2,870

Restricted stock units generally vest over four years, with 25% of each award vesting annually.

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
		Fair	Contractual
	Number of	Value	Term
	Shares	Per Share	(in years)
Non-vested restricted stock units at December 31, 2016	87,298	$12.69
Granted	—	—
Vested	(38,119)	12.69
Forfeited	(49,179)	12.69
Non-vested restricted stock units at December 31, 2017	—	$—	—

The total fair value of restricted stock vested during 2017 was $0.5 million.

Equity Match Program

On December 6, 2017, the Company Board of Directors approved a one-time incentive program (the Equity Match Program) for the Company’s Chief Executive Officer (the CEO). The Equity Match Program is intended to provide an incentive for the CEO to purchase shares of the Company’s common stock, no par value (the Common Stock), through open-market purchases between December 5, 2017 and February 3, 2018 (the Purchase Period). Under the terms of the Equity Match Program, for each $100,000 of Common Stock purchased by the CEO during the Purchase Period (up to $600,000 in total), the Company will grant the CEO an award of restricted stock units (the Matching Units) under the Company’s 2014 Omnibus Incentive Plan having a grant-date value equal to the purchase price of the Common Stock purchased by the CEO (rounded down to the nearest $100,000). The Matching Units will be granted on the first business day following the earlier of: (i) the CEO’s purchase of a total of $600,000 of Common Stock, or (ii) the end of the Purchase Period. The Matching Units will vest in full on the third anniversary of the first day during the Purchase Period that the CEO purchased Common Stock in the open market, subject to the CEO’s continued employment through such date. Notwithstanding the foregoing, the Matching Units may vest in full upon a termination without cause or resignation for good reason (including following a change of control of the Company), or upon the CEO’s death or total and permanent disability. As of December 31, 2017, 75,000 shares of the Company Common Stock had been purchased by the CEO at an average price per share of $8.16 and Matching Units of 73,529 shares were awarded, with a fair value of $8.16 at the grant date.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014. The 2014 Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. The number of shares authorized under the 2014 Plan is 8,550,000 shares, of which 2,371,373 were available for future issuance at December 31, 2017.

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

The following table summarize the activity for the year ended December 31, 2017 under the 2014 Plan:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2016	4,002,468	$17.56
Options granted	2,859,983	12.71
Options exercised	(100,540)	15.96
Options forfeited	(2,172,079)	16.89
Options expired	(1,134,063)	16.85
Options outstanding at December 31, 2017	3,455,769	$14.24
Options vested and expected to vest at December 31, 2017	3,455,769	$14.24
Options exercisable at December 31, 2017	988,831	$17.92

	Weighted-
	Average
	Remaining	Aggregate
	Contractual	Intrinsic Value
	Term (years)	(in thousands)
Options outstanding at December 31, 2017	6.82	$1,308
Options vested and expected to vest at December 31, 2017	6.82	$1,308
Options exercisable at December 31, 2017	5.44	$—

Restricted stock units generally vest over four years, with 25% of each award vesting annually.

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
		Fair	Contractual
	Number of	Value	Term
	Shares	Per Share	(in years)

Non-vested restricted stock units at December 31, 2016	569,491	$17.01
Granted	1,428,180	11.63
Vested	(226,433)	17.06
Forfeited	(605,192)	16.46
Non-vested restricted stock units at December 31, 2017	1,166,046	$10.69	1.51

The total fair value of restricted stock vested during 2017 was $3.9 million.

NOTE 12. SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2017 was 3,000,000, of which 409,049 shares were available for future issuance.

In 2017, the Company sold 261,569 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $7.49 with proceeds of approximately $2.0 million. In 2016, the Company sold 201,264 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $16.19 with proceeds of approximately $3.3 million.

Option Exercises

Employees exercised options to purchase 1,000,892 shares of the Company’s common stock with net proceeds to the Company of approximately $7.0 million during 2017. Employees exercised options to purchase 711,863 shares of the Company’s common stock with net proceeds to the Company of approximately $6.7 million during 2016.

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

(in thousands, except for per share amounts)	2017	2016	2015
Basic and diluted net loss per share
Net loss	$(102,496)	$(88,720)	$(75,738)
Denominator	62,702	61,297	60,117
Basic and diluted net loss per share	$(1.63)	$(1.45)	$(1.26)

The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive:

(in thousands)	2017	2016	2015
Convertible debt	17,931	17,931	17,931
Stock options and equivalents	5,618	3,371	1,490
Total potentially dilutive common shares	23,549	21,302	19,421

NOTE 14. ACQUISITIONS AND DISPOSITIONS

On November 7, 2017, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Slán Medicinal Holdings Limited ("Slán") under which the Company acquired a license to market the specialty drug, cosyntropin in the United States. The term of the License Agreement runs from November 7, 2017, through the end of the 10-year period following the first commercial sale of an approved product (Licensed Product), but the Company may terminate the License Agreement if the FDA determines that a Licensed Product is not approvable in the U.S. Under the terms of the Agreement, Slán is responsible for clinical and regulatory expenses associated with cosyntropin prior to its first approval by the U.S. Food and Drug Administration. Upon approval, the Company will be responsible for marketing and selling cosyntropin for the first seven years following the first commercial sale of a Licensed Product in the U.S., and Slán will be responsible for selling the Licensed Product during the remaining three years of the 10-year period.

The acquisition of cosyntropin was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. The fair value of the license to market cosyntropin was estimated to be approximately $24.9 million which, in accordance with the applicable accounting rules, was recorded as “acquired in process research and development” in the accompanying consolidated statements of operations as Cosyntropin is still under development and the rights the Company acquired were deemed to have no alternative future use.

As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán. The divestiture of Lazanda was treated as a disposition of a business for accounting purposes and resulted in a gain of approximately $17.1 million which was recorded as “gain on divestiture of Lazanda” in the accompanying consolidated statements of operations. The Company determined that the divestiture of Lazanda does not qualify for reporting as discontinued operations as the divestiture does not constitute on its own a strategic shift that will have a major effect on Depomed’s operations and financial results.

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grunenthal. The acquisition was completed on December 30, 2015.

Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company’s patents by Endo's OPANA® ER product (the Settlement).  As the formulator of OPANA® ER, Grunenthal indemnified Endo for certain intellectual property matters, including the Company’s ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grunenthal with a limited covenant not to sue under certain of the Company’s Acuform® drug delivery patents with specific drug substances as well as $25 million in cash. The Company also agreed to pay Grunenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval contingent milestone payments.

The cebranopadol acquisition was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. Accordingly, the total purchase consideration of $54.9 million was expensed to research and development expenses. The total expense of $54.9 million consists of $25.0 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one-time accounting adjustment to recognize the total non-cash fair value of each of the elements of the Settlement reached with Endo. The $29.9 million was recorded as income within “Non-cash gain on settlement agreement” and as an additional expense within “acquired in-process research and development” in the accompanying consolidated statements of operations. Significant judgments were used in determining the estimated fair values assigned to the elements of the Settlement, such as but not limited to, the probability of the Company succeeding in its litigation against Endo had the litigation not been resolved, estimates of royalty rates and any damages that may have been awarded by the court, the timing of such an award and estimates of appropriate discount rates used to present value these expected future net cash flows. An actual judgment awarded by the court may have differed materially from the amounts recorded.

In January 2018, the Company gave 120 days’ written notice of termination to Grunenthal of the cebranopadol license agreement.

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

Upon the consummation of the transaction on April 2, 2015, the Company acquired (i) rights to commercialize the Products in the United States, and (ii) certain other assets relating to the Products, including finished goods product inventory and certain manufacturing equipment.  In addition, Janssen Pharma assigned to the Company all of its rights and obligations under the License Agreement (U.S.) (the License Agreement) by and among Janssen Pharma, Janssen Research & Development, LLC and Grunenthal GmbH (Grunenthal) pursuant to which Janssen has a royalty-bearing license to certain Grunenthal patents and other intellectual property rights covering the commercialization of the Products in the United States.

In connection with the transaction, the Company assumed responsibility for the ongoing legal proceedings relating to certain of the Grunenthal patents licensed under the License Agreement and Janssen Pharma’s clinical obligations relating to the Products and will be responsible for the associated post acquisition costs.  Other than as set forth in the Asset Purchase Agreement, Janssen Pharma retained all liabilities relating to the Products associated with Janssen Pharma’s commercialization of the Products prior to the consummation of the transaction.

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

(in thousands)
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

(in thousands)
NUCYNTA U.S. Product Rights	$1,019,978
Inventories	11,590
Manufacturing Equipment	8,455
$1,040,023

The fair value of inventories acquired included a step-up in the value of NUCYNTA inventories of $5.9 million that was fully amortized to cost of sales in 2015 as the acquired inventories were sold. The Company incurred non-recurring transaction costs of $12.3 million in 2015 with respect to the NUCYNTA Acquisition which were recorded in “Selling, general and administrative expense” within the Company’s Consolidated Statement of Operations.

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

NOTE 15. INCOME TAXES

The (benefit) provision for income taxes consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$384	$1,087	$(1,679)
State	(1,813)	140	160
	$(1,429)	$1,227	$(1,519)
Deferred:
Federal	$—	$16,291	$(39,459)
State	—	6,700	(6,521)
	—	22,991	(45,980)
Total (benefit) provision for income taxes	$(1,429)	$24,218	$(47,499)

A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	2017	2016	2015
Tax at federal statutory rate	$(36,374)	$(22,580)	$(43,133)
State tax, net of federal benefit	71	(748)	(2,615)
Research credit	(41)	(902)	(438)
Stock based compensation	159	1,435	848
Non-deductible meals and entertainment	973	955	729
Non-deductible other expense	6,508	1,426	846
Change in valuation allowance	1,326	44,632	(3,736)
Uncertain tax provisions	(1,611)	—	—
Tax rate changes	27,560	—	—
Total	$(1,429)	$24,218	$(47,499)

During 2017, the Company provided for income tax benefit of approximately $1.4 million principally due to release of liability and accrued interest and penalties associated with uncertain tax positions due to the lapse of the State statute of limitations.

During 2016, the Company provided for income tax expense of approximately $24.2 million principally due to the recording of a full valuation allowance against our deferred tax assets.

During 2015, the Company recognized an income tax benefit of approximately $47.5 million.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 Income Taxes (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to the Company’s full valuation allowance position, there is no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote. The re-measurement resulted in a one-time reduction in federal & state deferred tax assets of approximately $25.5 million, which was fully offset by a corresponding change to the Company's valuation allowance.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

As of December 31, 2017, the Company had net operating loss carry forwards for federal income tax purposes of approximately $33.5 million, which begin to expire in 2020. Net operating loss carryforwards for state income tax purposes were approximately $136.1 million, which begin to expire in 2018. The Company had federal and California state research and development credit carryforwards of $1.8 million and $2.4 million, respectively. The federal research and development credit will begin to expire in 2032 and the California state research and development credit has no expiration.

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating losses	$16,391	$6,810
Tax credit carryforwards	1,860	1,452
Intangibles	38,509	46,364
Stock-based compensation	1,505	4,992
Reserves and other accruals not currently deductible	12,094	17,294
Total deferred tax assets	70,359	76,912
Valuation allowance for deferred tax assets	(54,224)	(45,206)
	$16,135	$31,706
Deferred tax liabilities
Convertible debt	$(16,135)	$(31,706)
Net deferred tax asset (liability)	$-	$-

In 2017, the Company recorded a valuation allowance of $54.2 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2017 because realization of the future benefits is uncertain. The Company reviewed both, positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis, and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance increased by $9.0 million, increased by $44.6 million, and decreased by $3.7 million during the years ended December 31, 2017, 2016 and 2015 respectively.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2016 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.

Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense by the Company. At December 31, 2017, the Company had approximately $0.8 million of accrued interest and penalties associated with any unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits for the three years ended December 31, 2017 (in thousands):

Unrecognized tax benefits—January 1, 2015	$5,179
Gross increases—current year tax positions	454
Gross increases—prior year tax positions	53
Unrecognized tax benefits—December 31, 2015	5,686
Gross increases—current year tax positions	240
Gross increases—prior year tax positions	8,761
Unrecognized tax benefits—December 31, 2016	14,687
Gross increases—current year tax positions	3,423
Gross increases—prior year tax positions	(966)
Unrecognized tax benefits— December 31, 2017	$17,144

The total amount of unrecognized tax benefit that would affect the effective tax rate is approximately $10.8 million as of December 31, 2017 and $12.2 million as of December 31, 2016.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16. SUBSEQUENT EVENTS

Commercialization Agreement with Collegium

In January 2018, pursuant to the terms of a Commercialization Agreement the Company entered into with Collegium in December 2017 (Commercialization Agreement), The Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during each of the first four years of the Commercialization Agreement. The company may terminate the Commercialization Agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of an $80.0 million termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to fourth anniversary of the transaction, by paying us a $25.0 million termination fee. The Company is currently still evaluating the financial statement impact of the Commercialization Agreement under the new revenue recognition Standard, ASC 606 Revenue from Contracts with Customers, which we adopted as of January 1, 2018.

New Lease

Effective February 28, 2018, the Company entered into an Office Lease (the Lease) with Lake Forest Landmark Company LLC, a Delaware limited liability company (the Landlord), pursuant to which the Company will lease approximately 31,209 rentable square feet of space (the Premises), in Lake Forest, Illinois (the Building).  The Lease will commence on the earlier of the completion of the Company’s initial tenant improvements in the space or July 1, 2018, but no later than August 1, 2018 (Lease Commencement Date), and will continue thereafter for a term of five (5) years and six (6) months.  The Company has the right to renew the term of the Lease for one (1) period of five (5) years, provided that written notice is made to the Landlord no later than twelve (12) months prior to the expiration of the initial term of the Lease.  Prior to the Lease Commencement Date, the Company has the right to use temporary space in the Building containing approximately 6,700 rentable square feet.

The initial annual base rent will be $18.00 per rentable square foot of the Premises and will increase annually by $0.50.  The lease is a triple net lease, with the Company required to pay its pro rata share of real estate taxes and operating expenses.  However, the Company’s obligation to pay rent will be abated during the first six (6) months of the term of the Lease.  The Landlord will make available to the Company a tenant improvement allowance of $28.00 per square rentable square foot of the Premises, which the Company may use towards the initial build-out of the Premises or apply to the payment of rent.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data for each of the eight quarters beginning with the quarter ended March 31, 2016 through the quarter ended December 31, 2017 (in thousands). This quarterly financial data is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2017 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Product sales	$90,285	$100,232	$95,204	$94,159
Total revenues	90,447	100,457	95,413	94,407
Gross margin on product sales	72,511	80,507	77,808	76,455
(Loss) income from operations	(6,665)	(4,068)	1,238	(32,685)
Net loss	(26,741)	(26,659)	(15,992)	(33,104)
Basic net loss per share	$(0.43)	$(0.43)	$(0.25)	$(0.52)
Diluted net loss per share	$(0.43)	$(0.43)	$(0.25)	$(0.52)

	2016 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Product sales	$104,571	$116,517	$110,303	$123,675
Total revenues	104,780	116,682	110,524	123,911
Gross margin on product sales	81,022	95,552	90,060	101,018
Loss from operations	(4,314)	9,661	1,258	17,904
Net loss	(20,917)	(10,541)	(12,894)	(44,368)
Basic net loss per share	$(0.34)	$(0.17)	$(0.21)	$(0.72)
Diluted net loss per share	$(0.34)	$(0.17)	$(0.21)	$(0.72)

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged as a	Change in		Balance at
	Beginning of	Reduction to	Deferred		End of
Description	Year	Revenue	Revenue	Deductions(1)	Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2017	$133,646	$363,260	$—	$(359,578)	$137,328
Year ended December 31, 2016	$122,516	$339,094	$—	$(327,964)	$133,646
Year ended December 31, 2015	$36,277	$217,336	$—	$(131,097)	$122,516

		Additions
	Balance at	Additions			Balance at
	Beginning of	charged to costs	Other		End of
Description	Year	and expenses	Additions	Deductions	Year
Deferred tax asset valuation allowance:
Year ended December 31, 2017(4)	$45,206	$9,018	$—	$—	$54,224
Year ended December 31, 2016(3)	$573	$44,633	$—	$—	$45,206
Year ended December 31, 2015(2)	$4,310	$—	$—	$(3,737)	$573

(1)	Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

(2)	The Company reversed a valuation allowance of $3.7 million during 2015.

(3)	The Company recorded a valuation allowance of $44.6 million during 2016.

(4)	The Company recorded a valuation allowance of $9.0 million during 2017.