Form 10-Q
period 2018-03-31
DEPOMED INC
filed 2018-05-10
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The number of issued and outstanding shares of the Registrant’s Common Stock, no par value, as of May 4, 2018 was 63,587,401.

DEPOMED, INC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$101,693	$126,884
Short-term investments	—	1,205
Accounts receivable, net	62,428	72,482
Inventories	5,368	13,042
Prepaid and other current assets	23,815	17,238
Total current assets	193,304	230,851
Property and equipment, net	11,658	13,024
Intangible assets, net	768,429	793,873
Other long-term assets	28,680	869
Total assets	$1,002,071	$1,038,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,203	$14,732
Accrued rebates, returns and discounts	93,099	135,828
Accrued liabilities	32,609	60,496
Income taxes payable	126	126
Current portion of Senior Notes	107,500	82,500
Contingent consideration liability, current portion	—	156
Interest payable	11,164	13,220
Other current liabilities	2,427	3,522
Total current liabilities	257,128	310,580
Contingent consideration liability, long-term portion	1,249	1,457
Senior Notes	250,727	274,720
Convertible Notes	273,920	269,510
Other long-term liabilities	12,957	12,842
Commitments and contingencies
Shareholders’ equity:
Common stock	316,727	313,857
Additional paid-in capital	75,050	75,164
Accumulated deficit	(185,684)	(219,508)
Accumulated other comprehensive loss, net of tax	(3)	(5)
Total shareholders’ equity	206,090	169,508
Total liabilities and shareholders' equity	$1,002,071	$1,038,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales, net	$44,354	$90,285
Commercialization agreement	83,800	—
Royalties	250	162
Total revenues	128,404	90,447
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	12,044	17,774
Research and development expenses	1,528	5,084
Selling, general and administrative expenses	29,033	48,519
Amortization of intangible assets	25,444	25,735
Restructuring charges	9,017	—
Total costs and expenses	77,066	97,112
Income (loss) from operations	51,338	(6,665)
Other income (expense):
Interest and other income	229	250
Interest expense	(18,068)	(20,124)
Total other expense	(17,839)	(19,874)
Net income (loss) before income taxes	33,499	(26,539)
Benefit from (provision for) income taxes	325	(202)
Net income (loss)	$33,824	$(26,741)
Basic net income (loss) per share	$0.53	$(0.43)
Diluted net income (loss) per share	$0.48	$(0.43)
Shares used in computing basic net income (loss) per share	63,502,566	62,128,862
Shares used in computing diluted net income (loss) per share	81,877,097	62,128,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$33,824	$(26,741)
Unrealized gain on available-for-sale securities, net of tax	2	15
Comprehensive income (loss)	$33,826	$(26,726)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$33,824	$(26,741)
Adjustments for non-cash items:
Depreciation and amortization	26,918	26,349
Accretion of debt discount and debt issuance costs	5,418	4,650
Provision for inventory obsolescence	218	201
Gain on disposal of property and equipment	(134)	(50)
Stock-based compensation	2,234	3,556
Change in fair value of contingent consideration	(201)	(5,301)
Other	34	192
Changes in assets and liabilities:
Accounts receivable	10,055	34,775
Inventories	7,457	873
Prepaid and other assets	(34,497)	703
Accounts payable and other accrued liabilities	(33,515)	(17,833)
Accrued rebates, returns and discounts	(42,730)	(2,970)
Interest payable	(2,055)	(2,440)
Income taxes payable	(1)	42
Net cash (used in) provided by operating activities	(26,975)	16,006
Investing Activities
Purchases of property and equipment	(1)	(470)
Proceeds from disposal of property and equipment	145	50
Proceeds from sale of other assets	80	—
Maturities of marketable securities	1,200	52,831
Net cash provided by investing activities	1,424	52,411
Financing Activities
Payment of contingent consideration liability	(162)	(913)
Proceeds from issuance of common stock	636	2,597
Shares withheld for payment of employee's withholding tax liability	(114)	—
Net cash provided in financing activities	360	1,684
Net (decrease) increase in cash and cash equivalents	(25,191)	70,101
Cash and cash equivalents at beginning of year	126,884	117,709
Cash and cash equivalents at end of period	$101,693	$187,810
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$1	$—
Cash paid for interest	$14,653	$17,362
Capital expenditures incurred but not yet paid	$119	$123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed (Depomed or the Company) is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. The Company’s current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

•      Gralise® (gabapentin), a once daily product for the management of postherpetic neuralgia (PHN), was launched in October 2011.

•      CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, was acquired in December 2013.

•      Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, was acquired in June 2012.

In January 2018, pursuant to the terms of a Commercialization Agreement the Company entered into with Collegium Pharmaceutical, Inc. (Collegium) in December 2017, the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018 and $135.0 million per year for the years ended December 31, 2019 to December 31, 2021, subject to certain conditions. Both the Company and Collegium may terminate the agreement under certain circumstances. The Company may terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of an $80.0 million termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to the fourth anniversary of the transaction, by paying us a $25.0 million termination fee. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

•NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around the clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate; and

•NUCYNTA® IR (NUCYNTA) (tapentadol), an immediate release version of tapentadol for the management of moderate to severe acute pain in adults.

In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited (Slán) pursuant to which the Company acquired Slán’s rights to market the specialty drug cosyntropin (Synthetic ACTH Depot) in the U.S., and Slán acquired the Company’s rights to Lazanda® (fentanyl) nasal spray. The Company believes cosyntropin can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. The Company expects Slán to file an NDA for cosyntropin in late 2018.

The Company actively seeks to expand our product portfolio through acquiring or in licensing commercially available products or late stage product candidates that may be marketed and sold effectively with our existing products through our sales and marketing capabilities.

The Company also has royalty and milestone producing license arrangements based on our proprietary Acuform® gastroretentive drug delivery technology, including with Ironwood Pharmaceuticals, Inc. (Ironwood).

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the entire year ending December 31, 2018 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2017 Form 10-K). The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, as filed in the Company’s 2017 Form 10-K.

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

Depo NF Sub was formed on March 26, 2015, in connection with a Note Purchase Agreement dated March 12, 2015, governing the Company’s issuance of $575.0 million aggregate principal amount of Senior Notes on April 2, 2015, for aggregate gross proceeds of approximately $562.0 million. On April 2, 2015, the Company and Depo NF Sub entered into a Pledge and Security Agreement with the Collateral Agent pursuant to which the Company and Depo NF Sub each granted the Collateral Agent (on behalf of the Purchasers) a security interest in substantially all of their assets, other than specifically excluded assets.

Depo DR Sub was formed in October 2013 for the sole purpose of facilitating the PDL BioPharma, Inc. (PDL) Transaction. The Company contributed to Depo DR Sub all of its rights, title and interests in each of the license agreements to receive royalty and contingent milestone payments. Immediately following the transaction, Depo DR Sub sold to PDL, among other things, such rights to receive royalty and contingent milestone payments, for an upfront cash purchase price of $240.5 million.

The Company and Depo DR Sub continue to retain certain administrative duties and obligations under the specified license agreements. These include the collection of the royalty and milestone amounts due and enforcement of related provisions under the specified license agreements, among others. In addition, the Company and Depo DR Sub must prepare a quarterly distribution report relating to the specified license agreements, containing, among other items, the amount of royalty payments received by the Company, reimbursable expenses and set offs. The Company and Depo DR Sub must also provide PDL with notice of certain communications, events or actions with respect to the specified license agreements and infringement of any underlying intellectual property.

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

Revenue Recognition

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (ASC 606), which was adopted on January 1, 2018 using the modified retrospective transition method.  There was no adjustment to the Company’s opening balance of accumulated deficit resulting from the adoption of this guidance.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price, that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied.

Variable consideration arising from sales or usage-based royalties, promised in exchange for a license of the Company’s Intellectual Property, is recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

The Company recognizes a contract asset relating to its conditional right to consideration for completed performance obligations. Accounts receivable are recorded when the right to consideration becomes unconditional. A contract liability is recorded for payments received in advance of the related performance obligation being satisfied under the contract.

The Company derives revenue from license fees, under its Commercialization Agreement with Collegium, sale of its products, and from license fees, milestones and royalties earned on license and collaborative arrangements.

Product Sales

The Company sells commercial products to wholesale distributors and retail pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery.  The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery.

Product Sales Allowances—The Company considers products sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized.   Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company uses the most likely method in estimating product sales allowances. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

Product Returns—The Company allows customers to return product for credit with respect to product that within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA ER and NUCYNTA and the divestiture of Lazanda to Slán, the Company is only financially responsible for product returns for product that were sold by the Company, which are identified by specific lot numbers.

The shelf life of NUCYNTA ER and NUCYNTA is 24 months to 36 months from the date of tablet manufacture. The shelf life of Gralise is 24 months to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 months to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date. Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

Wholesaler and Retail Pharmacy Discounts — The Company offers contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

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

Medicaid Rebates—The Company participates in Medicaid rebate programs, which provide assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

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

Royalties

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue at the later of (1) when the related sales occur, or (2) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company currently receives royalties based on sales of Cambia in Canada and sales of NUCYNTA ER in Canada and Japan, which are recognized as revenue when the related sales occur as there are no continuing performance obligations by the Company under those agreements.

Stock Based Compensation

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

The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation models. As a result of adopting ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, the Company made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

The fair value of each restricted stock unit (RSU) that does not contain a market condition is equal to the market value of our common stock as of the date of the grant. The Company’s Performance Stock Units (PSUs) vest over a three year period based on the Relative Total Shareholder Return (TSR) of the Company’s common stock against the Russell 3000 Pharmaceuticals Total Return Index over the period. The grant-date fair value of the PSUs is determined using the Monte Carlo simulation method.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of this Update to fiscal years beginning after December 15, 2017.

The Company adopted ASC 606 using the modified retrospective method as of January 1, 2018. The Company determined that there was no cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, therefore no adjustment was required to the accumulated deficit as of the adoption date. Furthermore, upon adoption of the new guidance no adjustments to any prior year periods would have been reportable to present the condensed consolidated balance sheets, statements of operations, or statements of cash flows on a comparable basis to any current year reported balances or amounts.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard was effective for us beginning January 1, 2018. The Company early adopted this guidance on January 1, 2017, and the adoption of this guidance did not materially affect the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard was effective for us beginning January 1, 2018. The future impact of ASU No. 2017-01 will be dependent upon the nature of the Company’s future acquisition or disposition transactions, if any.

In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was required to be applied prospectively. The guidance was effective for us beginning January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides clarification and guidance on the income tax accounting implications of the Tax Cuts and Jobs Act. The standard was effective for us beginning January 1, 2018.

In January of 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 405-20), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changed accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance became effective for us on January 1, 2018 and required adoption using a modified retrospective approach, with certain exceptions. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. Additionally, in January 2018, the FASB issued ASU 2018-01, Leases, (Topic 842); which allows a Land Easement Practical Expedient for Transition to Topic 842.  For a public entity, the amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this guidance is permitted for all entities. The Company is currently evaluating the impact that implementation will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company has not made a determination as to which alternative methods it will use when it adopts this standard, but does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of March 31, 2018 and December 31, 2017 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$76,631	$—	$—	$76,631
Money market funds	46	—	—	46
Commercial paper	2,400	—	—	2,400
U.S. Agency discount notes	22,615	1	—	22,616
Total cash and cash equivalents	$101,692	$1	$—	$101,693

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$103,119	$—	$—	$103,119
Money market funds	95	—	—	95
Commercial paper	23,670	—	—	23,670
Total cash and cash equivalents	126,884	—	—	126,884
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	1,210	—	(5)	1,205
Total short-term investments	1,210	—	(5)	1,205
Total	$128,094	$—	$(5)	$128,089

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents generally consist of cash on deposit with banks, money market instruments, U.S. Agency discount notes, commercial paper and corporate debt securities.

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

As of March 31, 2018, the Company held zero securities in an unrealized loss position or that have been in a continuous loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate Debt Securities	$1,205	$(5)	$—	$—	$1,205	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other than temporary impairments for these securities at March 31, 2018 or December 31, 2017. Gross realized gains and losses on marketable securities were not material for the three months ended March 31, 2018 or 2017.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$46	$—	$—	$46
Commercial paper	—	2,400	—	2,400
U.S. Agency discount notes	—	22,616	—	22,616
Total	$46	$25,016	$—	$25,062
Liabilities:
Contingent consideration—Zipsor	$—	$—	$238	$238
Contingent consideration—CAMBIA	—	—	1,011	1,011
Total	$—	$—	$1,249	$1,249

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$95	$—	$—	$95
Commercial paper	—	23,670	—	23,670
Corporate debt securities	—	1,205	—	1,205
Total	$95	$24,875	$—	$24,970
Liabilities:
Contingent consideration—Zipsor	$—	$—	$464	$464
Contingent consideration—Lazanda	—	—	156	156
Contingent consideration—CAMBIA	—	—	993	993
Total	$—	$—	$1,613	$1,613

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The remaining contingent consideration liability following the divestiture of Lazanda in November 2017 was $0.2 million. This liability was settled in the first quarter of 2018. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Fair value, beginning of the period	$1,613	$14,825
Changes in fair value recorded in interest expense	40	531
Changes in fair value recorded in selling, general and administrative expenses	(242)	(5,000)
Royalties and milestone paid	(162)	(1,745)
Total	$1,249	$8,611

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $281.5 million and $295.4 million (par value $345.0 million) as of March 31, 2018 and December 31, 2017, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of March 31, 2018 represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2018 and 2017.

NOTE 3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options, RSUs, PSUs, ESPP and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock, including stock options, RSUs, PSUs and ESPP, are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2018	2017
Basic and diluted net income (loss) per share
Net income (loss)	$33,824	$(26,741)
Denominator	63,503	62,129
Basic net income (loss) per share	$0.53	$(0.43)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$33,824	$(26,741)
Add interest expense on convertible debt, net of tax	5,187	—
	$39,011	$(26,741)
Denominator:
Denominator for basic income (loss) per share	63,503	62,129
Add effect of diluted securities:
Stock options and equivalents	443	—
Convertible debt	17,931	—
Denominator for diluted income (loss) per share	81,877	62,129
Diluted net income (loss) per share	$0.48	$(0.43)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2018	2017
Convertible debt	—	17,931
Stock options and equivalents	4,248	8,517
Total potentially dilutive common shares	4,248	26,448

NOTE 4.  REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Product sales, net
Gralise	$14,827	$17,600
CAMBIA	6,416	7,190
Zipsor	4,746	4,651
Total neurology product sales, net	25,989	29,441
NUCYNTA products	18,145	56,919
Lazanda	220	3,925
Total product sales, net	44,354	90,285
Commercialization agreement:
Commercialization rights and facilitation services	28,095	—
Revenue from transfer of inventory	55,705	—
Royalties	250	162
Total revenues	$128,404	$90,447

During the three months ended March 31, 2018, the Company released $12.5 million of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. The benefit of this released is reflected within the NUCYNTA product sales recorded for the three months ended March 31, 2018.

Commercialization Agreement with Collegium

In January 2018, the Company entered into a Commercialization Agreement with Collegium (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA pain products in the U.S.  Under the Commercialization Agreement, Collegium assumed all commercialization responsibilities for NUCYNTA effective January 9, 2018, including sales and marketing. The Company will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132 million for the year ended December 31, 2018 and $135 million per year for the years ended December 31, 2019, to December 31, 2021. In addition to the minimum royalties, the Company will also receive (i) a 25% royalty on annual net sales of NUCYNTA between $233.0 million to $258.0 million and (ii) 17.5% on annual net sales of NUCYNTA above $258.0 million for the years ended December 31, 2018 to December 31, 2021. From and after January 1, 2022, the Company will receive (i) a 58% royalty on annual net sales of NUCYNTA up to $233.0 million (ii) 25% royalty on annual net sales of NUCYNTA of $233.0 million to $258.0 million and (iii) 17.5% on annual net sales of NUCYNTA above $258.0 million. The Company received an upfront payment of $10.0 million as well as $6.2 million with respect to the inventory of finished goods which was transferred to Collegium on closing of the transaction in January 2018.

The Company identified the following three performance obligations under the Commercialization Agreement:

1.	License to commercialize the NUCYNTA pain products,
2.	Services to arrange for supplies of NUCYNTA pain products using the Company’s existing contract manufacturing contracts with third parties; and
3.	Transfer control of all NUCYNTA finished goods held at closing.

The Company determined the total transaction price to be $553 million, which consists of $537 million in total annual minimum royalty payments, the $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory at cost. In accordance with the relevant Accounting Standard, the Company determined that the duration of the Commercialization Agreement begins on the effective date of January 9th, 2018 and lasts through December 31, 2021, which is consistent with the contractual period in which the Company and Collegium has enforceable rights and obligations which include the minimum royalty period and the period in which Collegium would incur a $25 million termination penalty on terminating the agreement.

The transaction price was allocated to the performance obligations noted above in proportion to their standalone selling prices and will be recognized as this performance obligations are satisfied by the Company. The transaction price allocated to the inventory transferred to Collegium on closing was $55.7 million and was recognized on the closing date as the control of such inventory was transferred to Collegium. The transaction price allocated to the other remaining performance obligations of the license to commercialize NUCYNTA and the related services to arrange for supplies was $497.5 million.  This amount will be recognized ratably over the time through December 31, 2021, which represents the period over which enforceable rights and obligations exist after considering the various termination rights for either parties that exist in the contract.  For the three months ended March 31, 2018, the Company recognized $28.1 million related to the right to commercialize NUCYNTA and related facilitation services. Total revenue recognized for the three months ended March 31, 2018 was $83.8 million. Any amounts receivable in excess of the minimum royalties due up to December 31, 2021, will be recognized during the period that NUCYNTA net sales by Collegium exceed $233.0 million. Royalties receivable after January 1, 2022 will be recognized based on subsequent NUCYNTA net sales recorded by Collegium.

The annual minimum royalty amounts are payable by Collegium in equal quarterly installments of $33.8 million, and are initially received through a lockbox sweep mechanism.  Remittances from customers on product sales of NUCYNTA made by Collegium are deposited to a designated lockbox account, separate from Collegium’s other receivables.  On a daily basis, 35% of the cash receipts in this lockbox account are swept to Depomed’s bank accounts up to the minimum cash royalty amounts which are $30.8 million for the three months ended March 31, 2018 and $33.8 million per quarter, thereafter. If the cash receipts received by Depomed in a quarter are lower than the minimum quarterly royalty, or if the royalty receivable to Depomed is above the minimum quarterly amount, Collegium is responsible to remit the remaining royalty payment within 45 days after the end of the each quarter.  For the three months ended March 31, 2018, $13.1 million was received by Depomed during the quarter and $17.7 million has been classified as a receivable on the unaudited Condensed Consolidated Balance Sheets.

Contract Assets and Liabilities

The following table presents changes in the Company’s contract assets and liabilities for the three months ended March 31, 2018 (in thousands):

	Balance			Balance
	Beginning			End
	of Period	Additions	Deductions	of Period
Contract assets:
Contract asset	$—	$55,705	$(18,855)	$36,850

The Company receives payments from Collegium based on the above described schedule as established in our contracts. Contract asset relates to our conditional right to consideration for our completed performance under the Commercialization agreement. This contract asset relates to the revenue recognized by the Company from transfer of inventory to Collegium on the date of closing of the agreement in January 2018.  Accounts receivable are recorded when the right to consideration becomes unconditional. $9.9 million and $27.0 million of the contract asset has been recorded within “Prepaid and other assets” and “Other long-term assets,” respectively.

The Company acquired the U.S. rights to NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen) in April 2015. As part of that transaction, the Company also acquired the related royalty obligations for NUCYNTA to Grünenthal, the originator of tapentadol. Pursuant to the terms of the commercialization agreement, Collegium is now responsible for those royalty obligations. However, as a condition of giving its consent to the commercialization agreement with Collegium, Grünenthal amended the terms of the original royalty agreement to require payment of a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million and equal to, or less than, $243.0 million for each of the years ended December 31, 2018 through 2021. Collegium is responsible for payments of royalties to Grünenthal and the Company is obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to Grünenthal by Collegium for each of the years ended December 31, 2018 through 2021. Under the terms of this amended royalty agreement, the maximum amount that the Company could be obligated to pay is $8.8 million per year for each of the years ended December 31, 2018 through 2021. In return for this agreement to pay minimum royalties, we received the right to share royalties with Grünenthal on net sales of NUCYNTA above $243.0 million during the same period.

The Company reviews the net sales of NUCYNTA by Collegium and recognizes an estimated liability for the amount it believes is likely to be paid for the year. As this estimation process requires a significant amount of judgment and is based on expected net sales of NUCYNTA by Collegium, the liability recorded as of a reporting period may not necessarily be reflective of the amount ultimately due to Grünenthal for the year.

Collaboration and License Agreements

Ironwood Pharmaceuticals, Inc.  In July 2011, the Company entered into a collaboration and license agreement with Ironwood (Ironwood Agreement) granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. The Company has received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW 3718 by Ironwood. The Company is entitled to receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved, including a $5.0 million contingent milestone payment if Ironwood commences Phase 3 clinical trials for IW-3718.

The Company identified the following two performance obligations under the Ironwood Agreement: (1) the license to the Acuform technology and (2) formulation work associated with IW-3718.  The license was granted in 2011 and the formulation work was completed in 2012. The Company has no ongoing performance obligations and has recognized all proceeds received to date as revenue.

The future contingent milestones under the Ironwood Agreement are considered variable consideration and are estimated using the most likely method.  As part of implementation of ASC 606, the Company evaluated whether the future milestones under the Ironwood Agreement should have been included as part of the transaction price in periods before January 1, 2018.  The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. Accordingly, the associated future contingent milestone values were not included in the transaction price for periods before January 1, 2018.  At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The Company did not recognize any revenue under this agreement for the three months ended March 31, 2018 or March 31, 2017, respectively.

NOTE 5.  STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units and the Company’s Employee Stock Purchase Program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$14	$36
Research and development expense	53	346
Selling, general and administrative expense	1,909	3,174
Restructuring charges	258	—
Total	$2,234	$3,556

At March 31, 2018, the Company had $19.4 million of total unrecognized compensation expense related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.34 years.

Performance-based Restricted Stock Units

During the three months ended March 31, 2018, the Company granted Performance Stock Units (PSUs) with an aggregate target award of 344,700 units and a weighted-average grant-date fair value of $10.07 per unit. The PSUs vest in annual cliffs over a three year period based on the Relative Total Shareholder Return (TSR) of the Company’s common stock against the Russell 3000 Pharmaceuticals Total Return Index over the period. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target. The recipients of the PSU awards will have voting rights and the right to receive a dividend once the underlying shares have been issued. The grant-date fair value is based upon the Monte Carlo simulation method.

The following table summarizes the PSU activity for the three months ended March 31, 2018 under the 2014 Plan (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
		Fair	Contractual	Aggregate
	Number of	Value	Term	Intrinsic
	Shares	Per Share	(in years)	Value

Non-vested performance-based restricted stock units at December 31, 2017	—	$—
Granted	344,700	10.07
Vested	—	—
Forfeited	—	—
Non-vested performance-based restricted stock units at March 31, 2018	344,700	$10.07	2.85	$3,472

As of March 31, 2018, total unrecognized compensation cost related to PSUs was $3.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.85 years.

NOTE 6.  INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$2,317	$3,008
Work-in-process	801	204
Finished goods	2,250	9,830
Total	$5,368	$13,042

NOTE 7. ACCOUNTS RECEIVABLES

Accounts receivables consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Product sales, net	$23,733	$71,919
Commercialization agreement	38,353	—
Receivables from collaborative partners	342	563
Total accounts receivable, net	$62,428	$72,482

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation	$2,920	$7,345
Accrued royalties	3,197	17,370
Accrued restructuring and one-time termination costs	6,820	9,483
Other accrued liabilities	19,672	26,298
Total accrued liabilities	$32,609	$60,496

NOTE 9.  DEBT

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015, among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. The Company incurred debt issuance costs of $0.5 million for 2015.

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of March 31, 2018 and 2017 was 11.45% and 10.75%, respectively.

In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee; and in November 2017, the Company prepaid and retired an additional $10 million of the Senior Notes and paid a $0.4 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.9 million which represented the prepayment fees of $4.4 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $1.5 million in 2017. This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for 2017.

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

In connection with its entry into the Commercialization Agreement, the Purchasers (i) waived the requirement that some or all of the Asset Disposition Proceeds realized from the granting of the Exclusive License be used to prepay the outstanding principal amount of the Notes pursuant to Section 2.7(b) of the Note Purchase Agreement and (ii) agreed to (a) replace the minimum net sales covenant in Section 6.7 of the Note Purchase Agreement with a minimum EBITDA covenant, and (b) made certain other amendments related to the amortization of the Notes. In addition, the prepayment premiums were amended to 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; and (iii) zero, if such prepayment occurs after the fifth anniversary of the Purchase Date. The minimum EBITDA covenants stipulate that the Company’s EBITDA, measured as of the last day of the twelve month measurement period be (i) for the twelve month period from October 1, 2017 through to September 30, 2018 be at least $90 million and (ii) $125 million, thereafter.  The Amendment also modified the repayment schedule; and required the Company to prepay and retire $10.0 million of the Senior Notes and pay a $0.4 million prepayment fee. The Company paid a $3.0 million upfront non-refundable amendment fee which, pursuant to the terms of the modification, can be off-set dollar for dollar against any future prepayment fees.

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

The principal amount of the Senior Notes is repayable as of March 31, 2018 is as follows (amounts in thousands):

2018 (remainder)	$82,500
2019	120,000
2020	80,000
2021	82,500
Total	$365,000

The Company is scheduled to make the 2018 Senior Notes principal payments of $57.5 million in April 2018 and $25.0 million in October 2018.

The following is a summary of the carrying value of the Senior Notes as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Principal amount of the Senior Notes	$365,000	$365,000
Unamortized debt discount balance	(4,106)	(4,717)
Unamortized debt issuance costs	(2,667)	(3,063)
Total Senior Notes	$358,227	$357,220

The debt discount and debt issuance costs are being amortized as interest expense through April 2021 using the effective interest method. The following is a summary of interest expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$10,441	$12,766
Amortization of debt discount and debt issuance costs	1,008	602
Total interest expense Senior Notes	$11,449	$13,368

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended March 31, 2018. As a result, the Convertible Notes are not convertible as of March 31, 2018.

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the initial recognition of $226.0 million as the liability component net of a $119.0 million debt discount with a corresponding net of tax increase to paid-in capital of $73.3 million, representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

The following is a summary of the liability component of the Convertible Notes as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(67,642)	(71,799)
Unamortized debt issuance costs	(3,438)	(3,691)
Total Convertible Notes	$273,920	$269,510

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stated coupon interest	$2,156	$2,156
Amortization of debt discount and debt issuance costs	4,410	4,048
Total interest expense Convertible Notes	$6,566	$6,204

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2018, employees exercised options to purchase 120,302 shares of the Company’s common stock with net proceeds to the Company of approximately $0.6 million. For the three months ended March 31, 2017, employees exercised options to purchase 283,797 shares of the Company’s common stock with net proceeds to the Company of approximately $2.6 million.

Restricted Stock Units

For the three months ended March 31, 2018 and March 31, 2017, the Company issued 32,699 shares and zero shares, respectively, of the Company’s common stock due to vesting of restricted stock units.

NOTE 11.  INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 Income Taxes (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to the Company’s full valuation allowance position, there was no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote. The re-measurement resulted in a one-time reduction in federal & state deferred tax assets as of December 31, 2017 of approximately $25.5 million, which was fully offset by a corresponding change to the Company's valuation allowance.

As of March 31, 2018, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, we recorded a full valuation allowance against our net deferred assets beginning in the fourth quarter of 2016. We have continued to provide a full valuation allowance against our net deferred assets in subsequent quarters. We reassess the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

In the three months ended March 31, 2018, the Company recorded a benefit from income taxes of approximately $0.3 million that represents an effective tax rate of (1.0%) on income from continuing operations. The difference between the income tax benefit of $0.3 million and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance. For the three months ended March 31, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2016 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At March 31, 2018 the Company had approximately $0.9 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Leases

We have a non-cancelable operating lease for our office buildings and we are obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at March 31, 2018 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2018 (remainder)	$1,887
2019	2,678
2020	2,559
2021	2,360
2022	2,192
Thereafter	632
Total	$12,308

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California (Newark Lease) commencing on December 1, 2012. The Company occupied approximately 8,000 additional rentable square feet commencing in July 2015.  The lease is due to expire on November 30, 2022.

The Company is relocating its corporate headquarters from Newark, California to Lake Forest, Illinois sometime in mid-2018. The Company began preliminary discussions with the Newark Lease Landlord during the first quarter of 2018 and discussed the options to exit the premises by either subleasing the space or negotiating an exit in the second or the third quarter of 2018.

Effective February 28, 2018, the Company entered into an Office Lease, in Lake Forest, Illinois (Lake Forest Lease) for its corporate headquarters, where the Company will lease approximately 31,000 rentable square feet of space. The Office Lease will commence on the completion of the Company’s initial tenant improvements in the space which are expected to be around July 1, 2018, but no later than August 1, 2018.  The Lake Forest Lease term is for five years and six months.  The Company has the right to renew the term of the Lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.  Prior to the Lake Forest Lease Commencement Date, the Company has the right to use temporary space in the Building containing approximately 6,700 rentable square feet.

The Lake Forest Lease initial annual base rent will be $18.00 per rentable square foot and will increase annually by $0.50 per rentable square foot. The lease is a triple net lease, with the Company required to pay its pro rata share of real estate taxes and operating expenses. The Landlord will make available to the Company a tenant improvement allowance of $28.00 per square rentable square foot, which the Company may use towards the initial build-out or apply to the payment of rent.

As of March 31, 2018, the aggregate rent payable over the remaining term of the lease agreements was approximately $7.6 million on the Newark Lease and $3.3 million on the Lake Forest Lease, including the Company’s option to renew. Deferred rent was approximately $1.4 million as of March 31, 2018 and $1.4 million as of December 31, 2017.

Gross rent expense relating to the office lease agreements for the three months ended March 31, 2018 and 2017, was $0.4 million and $0.3 million, respectively.

The Company has an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force, with the lease terms ranging from 18 to 48 months. As of March 31, 2018, the aggregate rent payable over the remaining lease term of the vehicle lease agreement was approximately $1.4 million. Rent expense relating to the lease of cars for the three months ended March 31, 2018 and March 31, 2017 was $0.5 million and $0.8 million, respectively.

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

In each of the foregoing actions, the ANDA filers counterclaimed for declaratory relief of non-infringement and patent invalidity. At the time that the actions were commenced, Janssen Pharma was the exclusive U.S. licensee of the patents referred to above. On April 2, 2015, the Company acquired the U.S. rights to NUCYNTA ER and NUCYNTA from Janssen Pharma. As part of the acquisition, the Company became the exclusive U.S. licensee of the patents referred to above. The Company was added as a plaintiff to the pending cases and is actively litigating them.

In September 2015, the Company filed an additional complaint in the D.N.J. asserting the ’130 Patent against Actavis. The ’130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claimed that Actavis would infringe or induce infringement of the ’130 Patent if its proposed generic products were approved. In response, Actavis counterclaimed for declaratory relief of non-infringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ’130 Patent.

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

Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals have been consolidated at the Federal Circuit.  Briefing concluded in March 2018. It is estimated that the Federal Circuit will hold oral argument by late summer 2018 and issue a written decision by the end of 2018. The ’593 patent is not the subject of any appeals.

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

On February 1, 2017, the Company filed a Second Amended Complaint pleading willful infringement. On July 10, 2017, the case was reassigned to Judge Wolfson.  On February 15, 2017, Purdue answered the Company’s Second Amended Complaint and pled counterclaims of non-infringement, invalidity, unenforceability and certain affirmative defenses. On September 26, 2017, the case was reassigned to Judge Martinotti.  On December 22, 2017, the Court set the close of expert discovery for March 30, 2018.  On January 5, 2018, the Court vacated the January 25, 2018 pretrial conference. No trial dates have been set by the Court, though the Company expects a bench trial on Purdue’s claim of inequitable conduct and a jury trial may be scheduled in the second half of 2018.

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

Securities Class Action Lawsuit

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its current chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (Huang v. Depomed et al., No. 3:17-cv-04830-JST, N.D. Cal.).  The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies; and practices concerning the sales and marketing of its opioid products.  The plaintiff, who seeks to represent a class consisting of all purchasers of Company common stock between February 26, 2015 and August 7, 2017, contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. On December 8, 2017, the “Depomed Investor Group” was appointed lead plaintiff.  On February 6, 2018, the lead plaintiff filed an amended complaint that asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint.  The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018.  The lead plaintiff must oppose the motion by June 8, 2018.  The Company and the individuals must then file a reply in support of their motion to dismiss by July 23, 2018. The Company believes that the action is without merit and intends to contest it vigorously.

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

The Company, like a number of other pharmaceutical companies, has received subpoenas or civil investigative demands in connection with our prior sales and marketing of opioid products. We have received subpoenas or civil investigative demands from the Attorneys General of Kentucky, Maryland, Missouri, Montana, New Jersey and Washington seeking documents and information in connection with our prior sales and marketing of opioid products. We are cooperating with each of the foregoing states in their investigations.  We have also received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information in connection with our prior sales and marketing of opioid products.  We are cooperating with the DOJ in its investigation. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which the Company’s records related to agreements with and payments made to those third parties, among other items, are produced.

Multidistrict Opioid Litigation

A number of pharmaceutical manufacturers, distributors and other industry participants have been named in numerous lawsuits around the country brought by various groups of plaintiffs, including city and county governments, hospitals and others.  In general, the lawsuits assert claims arising from defendants’ manufacturing, distributing, marketing and promoting of FDA-approved opioid drugs.  The specific legal theories asserted vary from case to case, but most of the lawsuits include federal and state statutory claims as well as claims arising under state common law.  Plaintiffs seek various forms of damages, injunctive and other relief and attorneys’ fees and costs.

For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804).  Since that time, more than 600 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court.  The Company is currently involved in five lawsuits that have been transferred to the MDL Court.  Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in these cases are municipalities, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence or deceptive trade practices.  In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged past and future costs to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, punitive damages, attorneys’ fees and costs.  These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been over 100 similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants.  The Company is named in two such cases, one in Arkansas and one in Pennsylvania. Plaintiffs may file additional lawsuits in which the Company may be named. In these cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases.  Plaintiffs are seeking past and future damages, injunctive relief, and punitive and statutory treble damages.  These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.

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

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

NOTE 13.  ACQUISITIONS

Asset Purchase Agreement with Slán

On November 7, 2017, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Slán Medicinal Holdings Limited (Slán) under which the Company acquired a license to market the specialty drug, cosyntropin in the United States and Canada. The term of the License Agreement runs from November 7, 2017, through the end of the 10-year period following the first commercial sale of an approved product (Licensed Product), but the Company may terminate the License Agreement if the FDA determines that a Licensed Product is not approvable in the U.S. Under the terms of the Agreement, Slán is responsible for clinical and regulatory expenses associated with cosyntropin prior to its first approval by the U.S. Food and Drug Administration. Upon approval, the Company will be responsible for marketing and selling cosyntropin for the first seven years following the first commercial sale of a Licensed Product in the U.S., and Slán will be responsible for selling the Licensed Product during the remaining three years of the 10-year period.

The acquisition of cosyntropin was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. The fair value of the license to market cosyntropin was estimated to be approximately $24.9 million which, in accordance with the applicable accounting rules, was recorded as “acquired in process research and development” during the fourth quarter of 2017, as cosyntropin is still under development and the rights the Company acquired were deemed to have no alternative future use.

As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán. The divestiture of Lazanda was treated as a disposition of a business for accounting purposes and resulted in a gain of approximately $17.1 million which was recorded as “gain on divestiture of Lazanda” in the Company’s 2017 consolidated statements of operations. The Company determined that the divestiture of Lazanda does not qualify for reporting as discontinued operations as the divestiture does not constitute on its own a strategic shift that will have a major effect on Depomed’s operations and financial results.

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. The acquisition was completed on December 30, 2015.

Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company’s patents by Endo's OPANA® ER product (the Settlement).  As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company’s ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company’s Acuform® drug delivery patents with specific drug substances as well as $25 million in cash. The Company also agreed to pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval contingent milestone payments.

The cebranopadol acquisition was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. Accordingly, the total purchase consideration of $54.9 million was expensed to research and development expenses. The total expense of $54.9 million consists of $25.0 million paid in cash upon the closing of the acquisition and $29.9 million reflecting a one-time accounting adjustment to recognize the total non-cash fair value of each of the elements of the Settlement reached with Endo. The $29.9 million was recorded as income within “Non-cash gain on settlement agreement” and as an additional expense within “acquired in-process research and development” in the Company’s 2015 consolidated statements of operations. Significant judgments were used in determining the estimated fair values assigned to the elements of the Settlement, such as but not limited to, the probability of the Company succeeding in its litigation against Endo had the litigation not been resolved, estimates of royalty rates and any damages that may have been awarded by the court, the timing of such an award and estimates of appropriate discount rates used to present value these expected future net cash flows. An actual judgment awarded by the court may have differed materially from the amounts recorded.

In January 2018, the Company gave 120 days’ written notice of termination to Grünenthal of the cebranopadol license agreement.

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

NOTE 14.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2018				December 31, 2017
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	7.7	$1,019,978	$(290,165)	$729,813	$1,019,978	$(266,590)	$753,388
CAMBIA	5.7	51,360	(22,039)	29,321	51,360	(20,755)	30,605
Zipsor	4.0	27,250	(17,955)	9,295	27,250	(17,370)	9,880
Total		$1,098,588	$(330,159)	$768,429	$1,098,588	$(304,715)	$793,873

Based on finite-lived intangible assets recorded as of March 31, 2018, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2018 (remainder)	$76,330
2019	101,774
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,808
Total	$768,429

NOTE 15.  RESTRUCTURING CHARGES

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

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee compensation costs	$8,779	$—
Other exit costs	238	—
Total restructuring costs	$9,017	$—

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance at December 31, 2017	$9,483	$—	$9,483
Net accruals	8,779	238	9,017
Non-cash reductions	(258)	—	(258)
Cash paid	(11,184)	(238)	(11,422)
Balance at March 31, 2018	$6,820	$-	$6,820

As of March 31, 2018, the full $6.8 million accrued restructuring liability balance was classified as a current liability in the Condensed Consolidated Balance Sheet. The Company has incurred $18.5 million in related restructuring costs since the announcement of the plan in December 2017 through March 31, 2018. The Company expects to incur additional related restructuring costs of $9.0 million to $12.0 million through June 30, 2019.

NOTE 16.  OUT OF PERIOD ADJUSTMENT

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

NOTE 17. SUBSEQUENT EVENTS

The following subsequent events occurred in May 2018:

The Company amended its existing licensing agreement with Applied Pharma Research S.A. to in-license a new presentation of Cambia. The Company expects to pay an initial fee of $1.25 million with royalties and milestones payable based on certain sales thresholds. The Company expects to file for FDA approval of this new Cambia presentation in 2019 and, if approved, this presentation would provide patent protection through at least 2026.

The Company also entered into a new co-promotion relationship with Allegis Pharmaceuticals, LLC (Allegis) for Zipsor. Under the terms of the agreement, beginning in June 2018, Allegis will supplement the Company’s existing sales force outreach by adding approximately 30 new sales reps that focus exclusively on primary care physicians in targeted geographic regions.

The Company’s shareholders approved a change in the Company's state of incorporation from California to Delaware (the Reincorporation). The Reincorporation would be effectuated pursuant to the terms of a merger agreement providing for the Company to merge into a newly formed, wholly-owned subsidiary of the Company incorporated in the State of Delaware. The shareholders also approved a proposal to change the name of the Company after Reincorporation to Assertio Therapeutics, Inc. The Company expects that these changes will be implemented in the third quarter of 2018.

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

•	any additional patent infringement or other litigation, investigation or proceeding that may be instituted related to us or any of our products, product candidates or products we may acquire;
•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;
•	our plans to acquire, in-license or co-promote other products;
•	the results of our research and development efforts including clinical studies relating to our product candidates, including cosyntropin;
•	submission, acceptance and approval of regulatory filings;
•	our ability to raise additional capital, if necessary;
•	our ability to successfully develop and execute our sales and marketing strategies;
•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements;
•	the outcome of our ongoing patent infringement litigation against Purdue Pharma L.P. (Purdue);
•	the outcome of our opioid-related investigations and litigation;
•	the successful execution of our restructuring plan that was announced in December 2017; and
•	our ability to attract and retain key executive leadership following our restructuring and office relocation.

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

COMPANY OVERVIEW

Depomed is a specialty pharmaceutical company focused on pain and other central nervous system (CNS) conditions. Our current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

•	Gralise® (gabapentin), a once daily product for the management of postherpetic neuralgia (PHN), that we launched in October 2011.

•	CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, that we acquired in December 2013.

•	Zipsor® (diclofenac potassium) liquid filled capsules, a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, that we acquired in June 2012.

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium Pharmaceutical, Inc. (Collegium) in December 2017, we granted Collegium the right to commercialize the NUCYNTA® franchise of pain products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018 and $135.0 million per year for the years ended December 31, 2019 to December 31, 2021, subject to certain conditions. Additionally, we retained certain rights to co-promote NUCYNTA products, subject to providing advanced notice to Collegium. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

•

NUCYNTA® ER (tapentadol extended release tablets), a product for the management of pain severe enough to require daily, around the clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate; and

•	NUCYNTA® IR (NUCYNTA) (tapentadol), an immediate release version of tapentadol for the management of moderate to severe acute pain in adults.

In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug cosyntropin (Synthetic ACTH Depot) in the U.S. and Canada, and Slán acquired our rights to Lazanda® (fentanyl) nasal spray. We believe cosyntropin can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file a New Drug Application (NDA) for cosyntropin in late 2018 with a goal of a potential launch in the second half of 2019 or early 2020, if the product is approved.

We actively seek to expand our product portfolio through acquiring or in licensing commercially available products or late stage product candidates that may be marketed and sold effectively through our sales and marketing capability.

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

We intend to “Build” a portfolio of high-value products positioned to address the needs of patients, physicians and payers.  In November 2017 we acquired the exclusive rights to market cosyntropin in the U.S. and Canada. We will seek to bring additional specialty products into this portfolio.

In connection with our entry into the Commercialization Agreement with Collegium, we eliminated our pain sales force and announced our intent to relocate our headquarters and reduce our headquarters’ staff.  Excluding restructuring charges we expect these actions will significantly reduce our operating expenses in future periods, further enabling us to implement our strategy.

OUR BUSINESS OPERATIONS

As of March 31, 2018, our revenues were generated primarily from the following commercialized products.

Gralise (Gabapentin)

Gralise is our proprietary, once daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its U.S. Food and Drug Administration (FDA) approval in January 2011. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $14.8 million and $17.6 million for the three months ended March 31, 2018 and 2017, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

We began shipping and recognizing product sales on CAMBIA in December 2013. Our CAMBIA product sales were $6.4 million and $7.2 million for the three months ended March 31, 2018 and 2017, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor on June 21, 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne).

Our Zipsor® product sales were $4.7 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively.

NUCYNTA ER (Tapentadol Extended Release Tablets)

NUCYNTA ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around the clock, long term opioid treatment, including neuropathic pain associated with DPN in adults, and for which alternate treatment options are inadequate. We acquired the U.S. rights to NUCYNTA ER from Janssen Pharmaceuticals, Inc. (Janssen Pharma) and began shipping and recognizing product sales on NUCYNTA ER in April 2015. We began commercial promotion of NUCYNTA ER in June 2015.

NUCYNTA (Tapentadol)

NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA from Janssen Pharma and began shipping and recognizing product sales on NUCYNTA in April 2015. We began commercial promotion of NUCYNTA in June 2015.

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018 and $135.0 million per year for the years ended December 31, 2019 to December 31, 2021, subject to certain conditions. Both we and Collegium may terminate the agreement under certain circumstances. We may terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of a termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to fourth anniversary of the transaction, by paying us a $25.0 million termination fee.

NUCYNTA ER and NUCYNTA product sales were $18.1 million and $56.9 million for the three months ended March 31, 2018 and 2017, respectively. Sales in the first quarter of 2018, reflect the period January 1 to January 8, prior to the closing of the Collegium Agreement.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around the clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). In November 2017, we entered into agreements with Slán pursuant to which Slán acquired our rights to Lazanda. The $0.2 million recorded in net sales of Lazanda in the first quarter of 2018 reflects an adjustment to previously recorded sales reserves compared to $3.9 million for the three months end March 31, 2017.

Product Candidates

In November 2017, we entered into agreements with Slán pursuant to which we obtained the marketing rights to cosyntropin. We believe cosyntropin can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file an NDA for cosyntropin in late 2018.

In December 2015, we entered into a license agreement with Grünenthal GmbH (Grünenthal) pursuant to which we acquired the U.S. and Canadian rights to cebranopadol, a product candidate for the treatment of moderate to severe chronic nociceptive and neuropathic pain.  In January 2018, we gave Grünenthal 120 days’ written notice of termination of the cebranopadol license agreement.

Segment and Customer Information

We operate in one operating segment and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales in the United States. The Company has recognized license and royalty revenue from license agreements in the territories of the United States, Canada, and South Korea.

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc.

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW 3718 by Ironwood. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved, including a $5.0 million contingent milestone payment if Ironwood commences Phase 3 clinical trials for IW-3718.

RESTRUCTURING

In June 2017, we announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies.  In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will align our staff and office locations to fit our commercial strategy. Pursuant to our restructuring plans in February 2018, we eliminated our pain sales force, consisting of approximately 230 sales representative and 25 manager positions, and began the process of relocating our corporate headquarters from Newark, California to Lake Forest, Illinois. In connection with the relocation of the headquarters, we will significantly reduce our office staff and reduce our headquarters office space by approximately 50%.  See note 15 to the unaudited condensed consolidated financial statements for further information about our restructuring costs.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies, other than those listed below, since we filed our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018 (the 2017 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2017 Form 10-K.

Recently Adopted Accounting Pronouncements - Revenue Recognition

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (ASC 606), which was adopted on January 1, 2018 using the modified retrospective transition method.  There was no adjustment to the Company’s opening balance of accumulated deficit resulting from the adoption of this guidance.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company derives revenue from the sale of its products, royalties and license fees under its Commercialization Agreement with Collegium, and from license fees, milestones and royalties earned on license and collaborative arrangements.  See Note 1 to the unaudited condensed consolidated financial statements for further information about our accounting policies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017.

Revenue

Total revenues by products are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
Product sales, net
Gralise	$14,827	$17,600
CAMBIA	6,416	7,190
Zipsor	4,746	4,651
Total neurology product sales, net	25,989	29,441
NUCYNTA products (1)	18,145	56,919
Lazanda (2)	220	3,925
Total product sales, net	44,354	90,285
Commercialization agreement:
Commercialization rights and facilitation services	28,095	—
Revenue from transfer of inventory	55,705	—
Royalties	250	162
Total revenues	$128,404	$90,447

(1)

The Company licensed the commercial rights to sell NUCYNTA to Collegium on January 9, 2018.   Nucynta product sales for the three months ended March 31, 2018 reflects the Company selling NUCYNTA between January 1st and January 8th and also includes a $12.5 million benefit related to the release of sales reserves for which the Company is no longer financially responsible for.

(2)	The Company divested Lazanda in November 2017. Product sales for the three months ended March 31, 2018 relates to sales reserve estimate adjustments.

Product Sales

Gralise. The decrease in Gralise product sales during the three months ended March 31, 2018 as compared to 2017 was primarily due to lower prescription demand and higher managed care rebates.

CAMBIA. The decrease in CAMBIA product sales during the three months ended March 31, 2018 as compared to 2017 was primarily a result of lower prescription demand.

Zipsor. The increase in Zipsor product sales during the three months ended March 31, 2018 as compared to 2017 was a result of price increases offset, in part, by lower prescription demand.

We expanded the sales force promoting Gralise, CAMBIA and Zipsor from 40 to 90 sales representatives in September 2017, and we do not expect to see any material impact of this increase until the second half of 2018.

NUCYNTA. Net sales in the first quarter of 2018 reflect the period of January 1 to January 8 prior to closing of the Collegium Commercialization Agreement and the release of approximately $12.5 million of rebate reserves that Collegium assumed pursuant to the terms of the Commercialization Agreement.  The Company will not record NUCYNTA product net sales during the remainder of the term of the Commercialization Agreement.

During the three months ended March 31, 2017, the we identified that we had understated the amount payable for the Branded Prescription Drug fee (BPD) relating to net sales of the NUCYNTA franchise since its acquisition in the second quarter of 2015. Accordingly, the we recorded an adjustment during the three months ended March 31, 2017 to increase the BPD accrual relating to the net sales of the NUCYNTA franchise in the cumulative amount of $3.4 million of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively. This adjustment resulted in an increase in loss per share by $0.05 in the three months ended March 31, 2017. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would not be material to the expected full year results for 2017, and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

Lazanda. In November 2017, we entered into definitive agreements with Slán pursuant to which we acquired Slán’s rights to market cosyntropin in the U.S. and Canada, and Slán acquired our rights to Lazanda nasal spray CII. We ceased recording revenues and related costs associated with Lazanda after November 7, 2017, product sales for the three months ended March 31, 2018 reflect an adjustment to previously recorded sales reserve estimates.

Commercialization agreement revenues. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. For 2018 and subsequent years we expect to recognize royalty revenue from the Commercialization Agreement based on net sales of NUCYNTA and NUCYNTA ER.  We are entitled to a royalty of 58% of net sales up to $233.0 million in any calendar year; 25% of net sales from $233.0 million to $258.0 million in any calendar year; and 17.5% of net sales above $258.0 million in any calendar year, with a minimum royalty of $132.0 million for the year ended December 31, 2018 and $135.0 million per year for the years ended December 31, 2019 to December 31, 2021, subject to certain conditions. From and after January 1, 2022, we are entitled to a royalty of 58% of annual net sales of NUCYNTA of up to $233.0 million; 25% of net sales from $233.0 million to $258.0 million; and 17.5% of net sales above $258.0 million. Both we and Collegium may terminate the agreement under certain circumstances.

The Company determined the total transaction price to be $553 million, which consists of $537 million in total annual minimum royalty payments, the $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory at cost. In accordance with the relevant Accounting Standard, the Company allocated the total transaction price to the Company’s performance obligations under the Commercialization Agreement over the deemed contract term of four years which begins on the effective date of January 9th, 2018 and lasts through December 31, 2021.

Revenue in the first quarter of 2018 reflects $28.1 million attributable to royalty income for the quarter and $55.7 million attributable the one-time sale of inventory to Collegium at closing. The amount attributable to the sale of inventory represents the stand-alone selling price of that inventory and was recognized in full in the three months ended March 31, 2018 as our performance obligation was completed in January 2018. We will not recognize any future revenue with respect to the inventory sold to Collegium.  We expect to recognize total revenues of approximately $178.0 million for 2018 and $125.1 million per year for the years ending December 31, 2019, to 2021 as a result of accounting for the minimum royalty payments due from Collegium.  Any amounts receivable in excess of the minimum royalties due till December 31, 2021 will be recognized during the period that NUCYNTA net sales by Collegium exceed $233.0 million. Royalties receivable after January 1, 2022 will be recognized based on NUCYNTA net sales recorded by Collegium.

Pharmacy Benefit Manager. During the three months ended March 31, 2017, we established a reserve with respect to a dispute with a pharmacy benefit manager (PBM) over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted with respect to the year ended December 31, 2015 and the first half of 2016. As of December 31, 2016, we established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements.  However, as a result of further communication with the PBM during the three months ended March 31, 2017, it became clear that our failure to pay the disputed amount would adversely impact our ability to maintain a favorable position on the PBM’s formulary.  Accordingly, despite our belief that the claims in dispute were invalid, we increased the reserve against this matter by $4.7 million which was an offset to net sales for the three months ended March 31, 2017. We paid this amount in the fourth quarter of 2017.

Royalties

Royalties are primarily comprised of royalties from Aealez Pharmaceuticals, Inc. on net sales of CAMBIA in Canada and royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan.

License and other revenue

Janssen Pharmaceuticals, Inc.  In August 2012, we entered into a license agreement with Janssen Pharma that granted Janssen Pharma a non-exclusive license to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for the development and commercialization of tapentadol extended release products, including NUCYNTA ER (tapentadol extended release tablets).We receive low single digit royalties on net sales of NUCYNTA ER in Canada and Japan.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.” Total cost of sales for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cost of Sales	$12,044	$17,774
Dollar change from prior year	(5,730)	(5,575)
Percentage change from prior year	(32.2)%	(24.5)%

Cost of sales decreased during the three months ended March 31, 2018 as compared to 2017 primarily due to the reduction in NUCYNTA and Lazanda net product sales. Pursuant to the terms of our Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and as a result no longer incur or record the cost of sales of such products. The cost of sales related to the net sales of NUCYNTA and NUCYNTA ER were $3.6 million. The cost of sales during the three months ended March 31, 2018 includes $6.2 million related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Furthermore, following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

We acquired the U.S. rights to NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen) in April 2015. As part of that transaction, we also acquired the related royalty obligations for NUCYNTA to Grünenthal, the originator of tapentadol. Pursuant to the terms of the commercialization agreement, Collegium is now responsible for those royalty obligations. However, as a condition of giving its consent to the commercialization agreement with Collegium, Grünenthal amended the terms of the original royalty agreement to require us to pay a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million and equal to, or less than, $243.0 million for each of the years ended December 31, 2018 through 2021. In return for this agreement to pay minimum royalties, we received the right to share royalties with Grünenthal on net sales of NUCYNTA above $243.0 million during the same period. We are obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to Grünenthal by Collegium for each of the years ended December 31, 2018 through 2021. Under the terms of this amended royalty agreement, the maximum amount that we could be obligated to pay is $8.8 million per year for each of the years ended December 31, 2018 through 2021. We continue to review the net sales of NUCYNTA by Collegium and will recognize an estimated liability once the minimum threshold of $180.0 million is reached. We expect to recognize any such amounts within cost of sales.

We review the net sales of NUCYNTA by Collegium and recognizes an estimated liability for the amount it believes is likely to be paid for the year. As this estimation process requires a significant amount of judgment and is based on expected net sales of NUCYNTA by Collegium, the liability recorded as of a reporting period may not necessarily be reflective of the amount ultimately due to Grünenthal for the year.

The cost of sales for Gralise, CAMBIA and Zipsor, combined for the three months ended March 31, 2018 was approximately 8%. We expect cost of sales as a percentage of net sales over the remainder of 2018 will average approximately 8% for Gralise, CAMBIA, and Zipsor, combined.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Research and development expenses	$1,528	$5,084
Dollar change from prior year	(3,556)	(865)
Percentage change from prior year	(69.9)%	(14.5)%

Research and development expenses during the three months ended March 31,  2018 decreased as compared to 2017 primarily as a result of a reduction in the development costs associated with cebranopadol, completion of certain portions of our ongoing pediatric trials for NUCYNTA during the second quarter of 2017, and delays in the next steps of those pediatric trials.  In January of 2018, we gave to Grünenthal 120 days’ written notice of termination of the cebranopadol license agreement and consequently, do not expect to incur any significant costs relating to cebranopadol in 2018.

We expect research and development expenses in 2018 to decrease as compared to 2017 levels. 2018 research and development expenses will consist primarily of pediatric studies relating to NUCYNTA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Selling, general and administrative expenses	$29,033	$48,519
Dollar change from prior year	(19,486)	(4,040)
Percentage change from prior year	(40.2)%	(7.7)%

The decrease in selling, general and administrative expense during the three months ended March 31, 2018 as compared to 2017 was primarily due to the reduction in our sales force following the restructuring plan announced in December 2017 and the elimination of all commercialization efforts relating to NUCYNTA following the Commercialization Agreement with Collegium. Selling, general and administrative expenses in 2017 include a $3.4 million adjustment booked in the three months ended March 31, 2017 related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.

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

Amortization of Intangible Assets

	Three Months Ended March 31,
(in thousands)	2018	2017
Amortization of intangible assets - NUCYNTA	$23,575	$23,576
Amortization of intangible assets - CAMBIA	1,284	1,284
Amortization of intangible assets - Lazanda	—	291
Amortization of intangible assets - Zipsor	585	584
Total	$25,444	$25,735

The reduction in amortization expense during the three months ended March 31, 2018 as compared to 2017 was due to the divestiture of Lazanda to Slán in November 2017, where we exchanged our interest in Lazanda for exclusive distribution rights to cosyntropin in the United States and Canada. Consequently, no amortization expense was recorded relating to Lazanda subsequent to its divestiture.

Restructuring Charges

	Three Months Ended March 31,
	2018	2017
Employee compensation costs	$8,779	$—
Other exit costs	238	—
Total restructuring costs	$9,017	$—

During the first quarter of 2018 we continued to execute the restructuring plan announced in December 2017. We completed the previously announced termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions. We expect to significantly reduce our office staff by the end of the second quarter of 2018. We expect to relocate our corporate headquarters from Newark, California to Lake Forest, Illinois by mid-2018 which will reduce our headquarters office space requirement by 50%,  During the first quarter of 2018, we entered into an Office Lease pursuant to which we will lease approximately 31,000 rentable square feet of space in Lake Forest, Illinois. The Lease will commence on the earlier of the completion of the Company’s initial tenant improvements in the space or July 1, 2018, but no later than August 1, 2018. We will therefore, incur overlapping lease expense for a portion of 2018.

For the three months ended March 31, 2018 and  2017, restructuring expenses and one-time termination costs were $9.0 million, and zero. To date we have incurred $18.5 million in related restructuring costs since the announcement of the plan in December 2017 through March 31, 2018. The Company expects to incur additional related restructuring costs of $9.0 million to $12.0 million through June 30, 2019.

Other Income and Expense

Other income and expense as of March 31, 2018 and 2017 was comprised of:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest and other income	$229	$250
Interest expense	(18,068)	(20,124)
Total other expense	$(17,839)	$(19,874)

The interest expense was comprised of:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest payable on Senior Notes	$10,441	12,766
Interest payable on Convertible Notes	2,156	2,156
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	5,418	4,650
Changes in fair value of contingent consideration	40	531
Other	13	21
Total interest expense	$18,068	$20,124

We prepaid and retired $100.0 million of principal of the Senior Notes in April 2017 and $10.0 million of principal of the Senior Notes in November 2017. The decrease in interest expense in 2018 as compared to 2017 is due to these principal prepayments, offset in part by the impact of increasing interest rates in 2018. The increase in amortization of debt discounts and issuance costs was primarily due to the modification of the prepayment schedule for our Senior Notes.

On April 2, 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015, among us and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. We used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. We incurred debt issuance costs of $0.5 million during 2015.  In November 2017, the Company prepaid and retired $10.0 million of the Senior Notes and paid a $0.4 million prepayment fee.  In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee.

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

Income Tax Provision

In the three months ended March 31, 2018, we recorded a benefit from income taxes of approximately $0.3 million that represents an effective tax rate of (1.0%) on income from continuing operations. The difference between the income tax benefit of $0.3 million and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance. For the three months ended March 31, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance.

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

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Earnings

The following table reconciles our GAAP net income (loss) to non-GAAP adjusted earnings for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
(in thousands, except share and per share amounts)
GAAP net income (loss)	$33,824	$(26,741)
Non-cash adjustment to commercialization agreement revenues (1)	(52,486)	—
Non-cash adjustment to commercialization agreement cost of sales (1)	6,200	—
Release of NUCYNTA sales reserves (2)	(10,711)
Non-cash interest expense on debt	5,418	4,650
Intangible amortization related to product acquisitions	25,444	25,735
Managed care dispute reserve	—	4,742
Contingent consideration related to product acquisitions	(202)	(4,469)
Restructuring and other costs (3)	8,330	2,276
Stock based compensation	1,976	3,556
Valuation allowance on deferred tax assets	—	7,568
Income tax effect of non-GAAP adjustments (4)	3,615	(12,884)
Non-GAAP adjusted earnings	$21,408	$4,433
Add interest expense of convertible debt, net of tax (5)	1,703	—
Numerator	$23,111	$4,433
Shares used in calculation (5)	81,877	64,294
Non-GAAP adjusted earnings per share	$0.28	$0.07

(1)	Adjustment to non-cash value assigned to inventory transferred to Collegium.
(2)	$12.5 million benefit from the release of sales reserves for which the Company is no longer financially responsible, net of $1.7 million in royalties payable to Grünenthal.
(3)	Restructuring and other costs represents non-recurring costs associated with the Company’s restructuring and headquarters relocation, and CEO transition.
(4)	Calculated by taking the pre-tax non-GAAP adjustments and applying the statutory tax rate. Expected cash taxes were zero for the three months ended March 31, 2018 and March 31, 2017.
(5)	The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted EBITDA

The following table reconciles the Company’s GAAP net income (loss) to non-GAAP adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
(in thousands)
GAAP net income (loss)	$33,824	$(26,741)
Non-cash adjustment to commercialization agreement revenues (1)	(52,486)	—
Non-cash adjustment to commercialization agreement cost of sales (1)	6,200	—
Release of NUCYNTA sales reserves (2)	(10,711)	—
Managed care dispute reserve	—	4,742
Intangible amortization related to product acquisitions	25,444	25,735
Contingent consideration related to product acquisitions	(202)	(4,469)
Stock based compensation	1,976	3,556
Interest income	(94)	(204)
Interest expense	18,015	19,572
Depreciation	1,475	626
Provision for income taxes	(325)	202
Restructuring and other costs (3)	8,330	2,276
Transaction costs	361	—
Non-GAAP adjusted EBITDA	$31,807	$25,295

(1)	Adjustment for the non-cash value assigned to inventory transferred to Collegium.
(2)	$12.5 million benefit from the release of sales reserves for which the Company is no longer financially responsible, net of $1.7 million in royalties payable to Grünenthal.
(3)	Restructuring and other costs represents non-recurring costs associated with the Company’s restructuring and headquarters relocation, and CEO transition.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(in thousands)	2018	2017
Cash, cash equivalents and short-term investments	$101,693	$128,089

The decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 2018 is primarily attributable to the payment in the quarter of six months of Nucynta product royalties and six months of interest on our convertible notes and changes in working capital items. These payments were partially off-set by the cash generated from operations during the three months ended March 31, 2018.

We may incur operating losses in future years. We believe that our existing cash and investment balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Senior Notes and the Convertible Notes. We base this expectation on our current operating plan and the anticipated impact of the cash expected to be received from Collegium pursuant to the Commercialization Agreement, which may change as a result of many factors, including:

•	payments from Collegium pursuant to our Commercialization Agreement;
•	acquisitions or licenses of complementary businesses, products, technologies or companies;
•	sales of our marketed products;
•	expenditures related to our commercialization of Gralise, CAMBIA, and Zipsor;
•	expenditures related to our product candidates;
•	the timing of our NUCYNTA pediatric clinical trials;
•	milestone and royalty revenue we receive under our collaborative development arrangements;
•	interest and principal payments on our current and future indebtedness;
•	our ability to refinance the Convertible Notes in 2021;
•	financial terms of definitive license agreements or other commercial agreements we may enter into; and
•	changes in the focus and direction of our business strategy and/or research and development programs.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash (used in) provided by operating activities	$(26,975)	$16,006
Cash provided by investing activities	1,424	52,411
Cash provided by financing activities	360	1,684
Net (decrease) increase in cash and cash equivalents	$(25,191)	$70,101

Cash Flows from Operating Activities

Cash (used in) provided by operating activities declined during the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to a reduction in our accounts payable and other accrued liabilities balances and the accrued rebates, returns and discounts balances following the commercialization agreement with Collegium.

Cash Flows from Investing Activities

The reduction in cash provided by investing activities during the three months ended March 31, 2018 primarily relates to the reduction in our investments. Cash provided by investing activities during the three months ended March 31, 2017 primarily related to the maturities of marketable securities.

Cash Flows from Financing Activities

The reduction in cash used in financing activities during the three months ended March 31, 2018 as compared to the same period in 2017 primarily relates to lower proceeds from stock option exercises during the three months ended March 31, 2018.

Contractual Obligations

As of March 31, 2018, our aggregate contractual obligations as shown in the following table were as follows:

				More than
(in thousands)	1 Year	2 - 3 Years	4 - 5 Years	5 Years	Total
Senior Notes—principal	$107,500	$195,000	$62,500	$—	$365,000
Senior Notes—interest	36,758	37,354	2,169	—	76,281
Convertible Debt—principal	—	—	345,000	—	345,000
Convertible Debt—interest	8,625	17,250	4,313	—	30,188
Operating leases(1)	2,562	5,201	4,069	476	12,308
Purchase commitments	16,948	—	—	—	16,948
Total	$172,393	$254,805	$418,051	$476	$845,725

(1)	Amounts represent payments under a non-cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

As of March 31, 2018, we had non-cancelable purchase orders and minimum purchase obligations of approximately $16.9 million under our manufacturing agreements related to Gralise, CAMBIA and Zipsor. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to exceed these amounts.

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California (Newark Lease) commencing on December 1, 2012. The Company occupied approximately 8,000 additional rentable square feet commencing in July 2015.  The lease is due to expire on November 30, 2022.

We are relocating our corporate headquarters from Newark, California to Lake Forest, Illinois sometime in mid-2018. We have had preliminary discussions with our Newark Lease Landlord in the first quarter of 2018 and discussed our options to exit the premises by either subleasing the space or negotiating an exit.

Effective February 28, 2018, the Company entered into an Office Lease, in Lake Forest, Illinois (Lake Forest Lease, where the Company will lease approximately 31,000 rentable square feet of space. The completion of the Company’s initial tenant improvements in the space which are expected to be around July 1, 2018, but no later than August 1, 2018.  The Lake Forest Lease term is for five (5) years and six (6) months.  The Company has the right to renew the term of the Lease for one (1) period of five (5) years, provided that written notice is made to the Landlord no later than twelve (12) months prior to the expiration of the initial term of the Lease.  Prior to the Lease Commencement Date, the Company has the right to use temporary space in the Building containing approximately 6,700 rentable square feet.

The Lake Forest Lease initial annual base rent will be $18.00 per rentable square foot of the Premises and will increase annually by $0.50. The lease is a triple net lease, with the Company required to pay its pro rata share of real estate taxes and operating expenses. The Landlord will make available to the Company a tenant improvement allowance of $28.00 per square rentable square foot, which the Company may use towards the initial build-out or apply to the payment of rent.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2017 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.07% per annum. An increase in the three month LIBOR of 100 basis points above the current three month LIBOR rates would increase our interest expense by approximately $3.2 million for 2018, assuming we timely make the scheduled principal payments. As of March 31, 2018, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

The goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short term corporate debt securities. Because of the short term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

Foreign Currency Risk. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2017. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2017 Form 10-K.

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

•	obtain adequate supply of NUCYNTA and NUCYNTA ER; and
•	comply with applicable legal and regulatory requirements.

Additional factors that may affect the success of our commercialization arrangement with Collegium include the following:

•	Collegium may prioritize the commercialization of their other products, including Xtampza, over NUCYNTA and NUCYNTA ER;
•	Collegium may pursue higher-priority programs, or change the focus of its marketing programs;
•	Collegium may acquire or develop alternative products;
•	Collegium may in the future choose to devote fewer resources to NUCYNTA and NUCYNTA ER;
•	changes in laws and regulations applicable to, and scrutiny of, the pharmaceutical industry, including the opioid market;
•	market acceptance of NUCYNTA and NUCYNTA ER may fail to increase or may decrease;
•	the outcome of the appeal of the court’s ruling in our litigation against the ANDA filers seeking to prevent such

ANDA filers from marketing a generic version of NUCYNTA and NUCYNTA ER in the U.S.;
•	Collegium may experience financial difficulties;
•	Collegium may fail to comply with its obligations under our commercialization agreement; or
•	Collegium’s involvement in governmental investigations and inquires or lawsuits and the disposition of such proceedings.

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

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

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

The manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to the pharmaceutical industry could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME).  Certain third-party payers are, or are considering, adopting some or all of these CDC guidelines to limit access to high doses of opioids. Recently, CVS Pharmacy announced it would only fill first time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts  and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode ISlánd, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate release forms of opiates, mandate the use by prescribers of prescription drug databases and mandate prescriber education. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers.  In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. These and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced prescribing and use of opioids, including NUCYNTA and NUCYNTA ER, which could adversely affect the ability of Collegium to commercialize NUCYNTA and NUCYNTA ER, and in turn adversely affect our business, financial condition and results of operations.

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

Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by private parties. For example, we are currently involved in multiple lawsuits asserting state common law and statutory claims related to opioid-drug related injuries that the plaintiffs claim to have suffered.  Such litigation and related matters are described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Additionally, we were named as a defendant in a case brought by the City of Chicago against a number of pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. This case against us was dismissed.  We received a letter from Senator Claire McCaskill, the Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its prior commercialization of opioid products.  We voluntarily furnished information responsive to Sen. McCaskill’s requests.  We received subpoenas or civil investigative demands from the Attorneys General of Kentucky, Maryland, Missouri, Montana, New Jersey and Washington seeking documents and information regarding our prior sales and marketing of opioid products. We are cooperating with each of the foregoing states in their investigations.  We received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding our prior sales and marketing of opioid products.  We are cooperating with the DOJ in its investigation. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which our records related to agreements with and payments made to those third parties, among other items, are produced. These matters are described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties.  It is not possible at this time to predict the outcome of the opioid-related lawsuits mentioned above, any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise.  However, the initiation of any investigation, inquiry or lawsuit relating to us, or any assertion, claim or finding of wrongdoing by us, could:

•	adversely affect our business, financial condition and results of operations;
•	result in reputational harm and reduced market acceptance and demand for our products;
•	harm our and our commercial partner’s ability to market our products;
•	cause us to incur significant liabilities, costs and expenses; and
•	cause our senior management to be distracted from execution of our business strategy.

To the extent governmental investigations and inquiries or lawsuits similar to those matters described above are, or may be, initiated against Collegium, such proceedings, and any assertion, claim or finding of wrongdoing by Collegium, could adversely affect Collegium’s ability to commercialize NUCYNTA or NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.

Furthermore, governmental regulators could take measures that could have a negative effect on our business and our products.  For example, in 2017 Endo Pharmaceuticals, Inc. voluntarily withdrew, at the FDA’s request, OPANA ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits.  Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER would adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-

label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation.

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

We have incurred significant indebtedness in the aggregate principal amount of $710.0 million at March 31, 2018 under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

We may incur product liability losses and other litigation liability.

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our opioid products. Such litigation and related matters are described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We have obtained product liability insurance for sales of our products and clinical trials currently underway, but:

•	we may be unable to maintain product liability insurance on acceptable terms;
•	we may be unable to obtain product liability insurance for future trials;
•	we may be unable to obtain product liability insurance for future products; or
•	our insurance may not provide adequate protection against potential liabilities (including pending and future claims relating to opioid litigation), if at all.

Our inability to obtain or maintain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Collegium’s inability to obtain or maintain adequate insurance coverage with regard to its commercialization of NUCYNTA and NUCYNTA ER could prevent or inhibit Collegium’s commercialization of NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If third parties were to bring a successful product liability or other claims, or series of claims, against us, or Collegium relating to NUCYNTA and NUCYNTA ER, for uninsured liabilities or in excess of our insured liability limits, or Collegium’s insured liability limits with respect to NUCYNTA and NUCYNTA ER, respectively, our business, results of operations and financial condition could be adversely affected.

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

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol for all tapentadol products manufactured at their facility, which is allocated to NUCYNTA and NUCYNTA ER, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol is insufficient to meet commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. Further, during the 2016 presidential campaign, President Trump called for the

DEA to restrict the amount of opioids that can be manufactured in the U.S. The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018. Additionally, the DEA has proposed various changes to its process for setting production and procurement quota. Any delay or refusal by the DEA or our manufacturers in establishing the production or procurement quota or granting sufficient production or procurement quota to meet commercial demand, or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol, could adversely affect the ability of Collegium to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2015 through March 31, 2018, our stock price has ranged from $4.31 to $27.02 per share.

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

•	our ability to successfully commercialize cosyntropin if regulatory approval is obtained;
•	adverse events related to our products, including recalls;
•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;
•	variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues;
•	adverse events or circumstances related to our peer companies or our industry or the markets for our products;
•	adoption of new technologies by us or our competitors;
•	the outcome of our patent infringement litigation against Purdue;

•	the outcome of our opioid-related investigations and litigation;
•	the outcome and impact of a proxy contest initiated by an activist shareholder;
•	our compliance with the terms and conditions of the agreements governing our indebtedness;
•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;
•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and
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

We and our commercialization partners sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 30%, 30% and 24% for the three months ended March 31, 2018 and 36%, 27% and 26% for the year ended December 31, 2017, of our product shipments. If we, or our commercialization partners, were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us or our commercialization partners on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims directly against us. The pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. However, in February 2018 Purdue sued Collegium for infringement of three patents owned by Purdue that were issued in January 2018 and expire in 2022 arising from Collegium’s commercialization of the NUCYNTA franchise of products.  Although we are not a defendant in the suit, Purdue has identified the Company as an infringer of the patents due to the Company’s manufacture of the products. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we or our commercial partners could be subject to substantial damages for past infringement or could be forced to stop or delay activities with respect to any infringing product, unless we or our commercial partner, as applicable, can obtain a license, or our product may need to be redesigned so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

Other factors could delay or result in the termination of our current and future clinical trials and related development programs, including:

•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	FDA inspections of our clinical operations;
•	failure to meet FDA preferred or recommended clinical trial design, end points or statistical power;
•	failure to comply with good clinical practices;
•	failure of our third party clinical trial vendors to comply with applicable regulatory laws and regulations;
•	compliance with applicable laws and regulations;
•	inability of our third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in our clinical trials
•	delays or failures in recruiting qualified patients to participate in our clinical trials; and
•	actual or perceived lack of efficacy or safety of the product candidate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the Company
3.5	(5)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of the Company
3.6	(5)	Certificate of Determination of Series B Junior Participating Preferred Stock of the Company
3.7	(6)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock
3.8	(7)	Amended and Restated Bylaws
10.1	(*)	Office Lease dated February 28, 2018 by and between the Company and Lake Forest Landmark Company LLC
31.1	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Arthur J. Higgins
31.2	(*)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of August J. Moretti
32.1	(**)	Certification pursuant to 18 U.S.C. Section 1350 of Arthur J. Higgins
32.2	(**)	Certification pursuant to 18 U.S.C. Section 1350 of August J. Moretti
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

Date: May 10, 2018	DEPOMED, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ August J. Moretti
August J. Moretti
Chief Financial Officer