Form 10-Q
period 2018-06-30
DEPOMED INC
filed 2018-08-08
CIK 1005201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NUMBER 001-13111

DEPOMED, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	94-3229046
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

7999 Gateway Boulevard, Suite 300

Newark, California 94560

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES; ZIP CODE)

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

The number of issued and outstanding shares of the registrant’s Common Stock, no par value, as of August 3, 2018 was 63,915,766.

DEPOMED, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEPOMED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$57,233	$126,884
Short-term investments	—	1,205
Accounts receivable, net	42,149	72,482
Inventories, net	4,977	13,042
Prepaid and other current assets	22,741	17,238
Total current assets	127,100	230,851
Property and equipment, net	11,113	13,024
Intangible assets, net	742,985	793,873
Other long-term assets	30,997	869
Total assets	$912,195	$1,038,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,144	$14,732
Accrued rebates, returns and discounts	80,172	135,828
Accrued liabilities	29,434	60,496
Income taxes payable	—	126
Current portion of Senior Notes	105,000	82,500
Contingent consideration liability, current portion	—	156
Interest payable	12,282	13,220
Other current liabilities	1,746	3,522
Total current liabilities	231,778	310,580
Contingent consideration liability, long-term portion	967	1,457
Senior Notes	196,581	274,720
Convertible Notes	278,457	269,510
Other long-term liabilities	13,206	12,842
Total liabilities	720,989	869,109

Commitments and contingencies

Shareholders’ equity:
Common stock	323,045	313,857
Additional paid-in capital	74,897	75,164
Accumulated deficit	(206,732)	(219,508)
Accumulated other comprehensive loss, net of tax	(4)	(5)
Total shareholders’ equity	191,206	169,508
Total liabilities and shareholders' equity	$912,195	$1,038,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$26,838	$100,232	$71,192	$190,517
Commercialization agreement	31,179	—	114,979	—
Royalties and milestones	5,257	225	5,507	387
Total revenues	63,274	100,457	191,678	190,904
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	2,753	19,725	14,797	37,499
Research and development expenses	2,180	5,614	3,708	10,698
Selling, general and administrative expenses	31,308	50,010	60,341	98,529
Amortization of intangible assets	25,444	25,735	50,888	51,470
Restructuring charges	5,814	3,441	14,831	3,441
Total costs and expenses	67,499	104,525	144,565	201,637
(Loss) income from operations	(4,225)	(4,068)	47,113	(10,733)
Other income (expense):
Interest and other income	67	282	296	532
Loss on prepayment of Senior Notes	—	(5,364)	—	(5,364)
Interest expense	(17,010)	(17,758)	(35,078)	(37,882)
Total other expense	(16,943)	(22,840)	(34,782)	(42,714)
Net (loss) income before income taxes	(21,168)	(26,908)	12,331	(53,447)
Benefit from income taxes	120	249	445	47
Net (loss) income	$(21,048)	$(26,659)	$12,776	$(53,400)
Basic net (loss) income per share	$(0.33)	$(0.43)	$0.20	$(0.86)
Diluted net (loss) income per share	$(0.33)	$(0.43)	$0.20	$(0.86)
Shares used in computing basic net (loss) income per share	63,718,562	62,531,696	63,611,160	62,331,471
Shares used in computing diluted net (loss) income per share	63,718,562	62,531,696	64,107,109	62,331,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(21,048)	$(26,659)	$12,776	$(53,400)
Unrealized gain on available-for-sale securities, net of tax	(1)	2	1	17
Comprehensive (loss) income	$(21,049)	$(26,657)	$12,777	$(53,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$12,776	$(53,400)
Adjustments for non-cash items:
Depreciation and amortization	53,816	52,691
Accretion of debt discount and debt issuance costs	10,808	9,411
Loss on prepayment of Senior Notes	—	5,364
Provision for inventory obsolescence	218	2,110
Gain on disposal of property and equipment	(134)	(275)
Stock-based compensation	7,504	6,959
Change in fair value of contingent consideration	(462)	(6,176)
Other	39	264
Changes in assets and liabilities:
Accounts receivable	30,333	23,881
Inventories	7,847	490
Prepaid and other assets	(35,740)	173
Accounts payable and other accrued liabilities	(44,322)	(9,135)
Accrued rebates, returns and discounts	(55,656)	8,470
Interest payable	(938)	(2,716)
Income taxes payable	(126)	—
Net cash (used in) provided by operating activities	(14,037)	38,111
Investing Activities
Purchases of property and equipment	(772)	(504)
Proceeds from disposal of property and equipment	145	280
Proceeds from sale of other assets	80	—
Purchases of marketable securities	—	(2,391)
Maturities of marketable securities	1,200	58,281
Net cash provided by investing activities	653	55,666
Financing Activities
Payment of contingent consideration liability	(184)	(1,293)
Repayment of Senior Notes	(57,500)	(100,000)
Fees for early repayment and modifications of Senior Notes	—	(4,000)
Proceeds from issuance of common stock	1,684	7,242
Shares withheld for payment of employee's withholding tax liability	(267)	(210)
Net cash (used in) financing activities	(56,267)	(98,261)
Net (decrease) in cash and cash equivalents	(69,651)	(4,484)
Cash and cash equivalents at beginning of year	126,884	117,709
Cash and cash equivalents at end of period	$57,233	$113,225
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$166	$121
Cash paid for interest	$25,149	$30,187
Capital expenditures incurred but not yet paid	$260	$130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEPOMED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Depomed (Depomed or the Company) is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. The Company’s current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

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

In January 2018, pursuant to the terms of an agreement the Company entered into with Collegium Pharmaceutical, Inc. (Collegium) in December 2017, the (Commercialization Agreement), the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018 and $135.0 million per year for the years ended December 31, 2019 to December 31, 2021, subject to certain conditions. Both the Company and Collegium may terminate the agreement under certain circumstances. The Company may terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of an $80.0 million termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to the fourth anniversary of the transaction, by paying the Company a $25.0 million termination fee. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

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

In November 2017, the Company entered into definitive agreements with Slán Medicinal Holdings Limited (Slán) pursuant to which the Company acquired Slán’s rights to market the specialty drug cosyntropin depot (Synthetic ACTH Depot) in the U.S., and Slán acquired the Company’s rights to Lazanda® (fentanyl) nasal spray. The Company believes cosyntropin depot can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. The Company expects Slán to file an NDA for cosyntropin depot in late 2018.

The Company actively seeks to expand its product portfolio through acquiring or in licensing commercially available products or late stage product candidates that may be marketed and sold effectively with its existing products through its sales and marketing capabilities.

The Company also has royalty and milestone producing license arrangements based on its proprietary Acuform® gastroretentive drug delivery technology, including with Ironwood Pharmaceuticals, Inc. (Ironwood).

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the entire year ending December 31, 2018 or future operating periods.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). These subsidiaries were established historically to facilitate transactions.  All intercompany accounts and transactions have been eliminated on consolidation.

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

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied.

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

Product Returns—The Company allows customers to return product for credit with respect to that product within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA ER and NUCYNTA and the divestiture of Lazanda to Slán, the Company is only financially responsible for product returns for product that were sold by the Company, which are identified by specific lot numbers.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard was effective for the Company beginning January 1, 2018. The Company early adopted this guidance on January 1, 2017, and the adoption of this guidance did not materially affect the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard was effective for the Company beginning January 1, 2018. The future impact of ASU No. 2017-01 will be dependent upon the nature of the Company’s future acquisition or disposition transactions, if any.

In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was required to be applied prospectively. The guidance was effective for the Company beginning January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides clarification and guidance on the income tax accounting implications of the Tax Cuts and Jobs Act. The standard was effective for the Company beginning January 1, 2018.  The adoption of this guidance did not materially affect the Company’s consolidated financial statements.

In January of 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 405-20), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changed accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance became effective for the Company on January 1, 2018 and required adoption using a modified retrospective approach, with certain exceptions. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of June 30, 2018 and December 31, 2017 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2018	Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$42,106	$—	$—	$42,106
Money market funds	37	—	—	37
Commercial paper	14,241	—	—	14,241
U.S. Agency discount notes	849	—	—	849
Total cash and cash equivalents	$57,233	$—	$—	$57,233

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$103,119	$—	$—	$103,119
Money market funds	95	—	—	95
Commercial paper	23,670	—	—	23,670
Total cash and cash equivalents	126,884	—	—	126,884
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	1,210	—	(5)	1,205
Total short-term investments	1,210	—	(5)	1,205
Total	$128,094	$—	$(5)	$128,089

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

As of June 30, 2018, the Company held zero securities in an unrealized loss position or that have been in a continuous loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate Debt Securities	$1,205	$(5)	$—	$—	$1,205	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other than temporary impairments for these securities at June 30, 2018 or December 31, 2017. Gross realized gains and losses on marketable securities were not material for the three and six months ended June 30, 2018 or 2017.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$37	$—	$—	$37
Commercial paper	—	14,241	—	14,241
U.S. Agency discount notes	—	849	—	849
Total	$37	$15,090	$—	$15,127
Liabilities:
Contingent consideration—Zipsor	$—	$—	$472	$472
Contingent consideration—CAMBIA	—	—	495	495
Total	$—	$—	$967	$967

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$95	$—	$—	$95
Commercial paper	—	23,670	—	23,670
Corporate debt securities	—	1,205	—	1,205
Total	$95	$24,875	$—	$24,970
Liabilities:
Contingent consideration—Zipsor	$—	$—	$464	$464
Contingent consideration—Lazanda	—	—	156	156
Contingent consideration—CAMBIA	—	—	993	993
Total	$—	$—	$1,613	$1,613

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The remaining contingent consideration liability following the divestiture of Lazanda in November 2017 was $0.2 million. This liability was settled in the first quarter of 2018. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value, beginning of the period	$1,249	$8,611	$1,613	$14,825
Changes in fair value recorded in interest expense	39	265	79	796
Changes in fair value recorded in selling, general and administrative expenses	(299)	(1,128)	(541)	(6,128)
Royalties and milestone paid	(22)	(392)	(184)	(2,137)
Total	$967	$7,356	$967	$7,356

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $281.2 million and $295.4 million (par value $345.0 million) as of June 30, 2018 and December 31, 2017, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of June 30, 2018 and

December 31, 2017, respectively and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2018	2017	2018	2017
Basic and diluted net (loss) income per share
Net (loss) income	$(21,048)	$(26,659)	$12,776	$(53,400)
Denominator	63,719	62,532	63,611	62,331
Basic net (loss) income per share	$(0.33)	$(0.43)	$0.20	$(0.86)

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(21,048)	$(26,659)	$12,776	$(53,400)
Denominator:
Denominator for basic (loss) income per share	63,719	62,532	63,611	62,331
Add effect of diluted securities:
Stock options and equivalents	—	—	496	—
Denominator for diluted (loss) income per share	63,719	62,532	64,107	62,331
Diluted net (loss) income per share	$(0.33)	$(0.43)	$0.20	$(0.86)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share because to do so would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2018	2017
Convertible debt	17,931	17,931
Stock options and equivalents	3,902	8,215
Total potentially dilutive common shares	21,833	26,146

NOTE 4.  REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales, net
Gralise	$13,815	$18,122	$28,642	$35,722
CAMBIA	8,089	8,495	14,505	15,685
Zipsor	3,988	4,403	8,734	9,054
Total neurology product sales, net	25,892	31,020	51,881	60,461
NUCYNTA products	626	63,938	18,771	120,857
Lazanda	320	5,274	540	9,199
Total product sales, net	26,838	100,232	71,192	190,517
Commercialization agreement:
Commercialization rights and facilitation services	31,179	—	59,274	—
Revenue from transfer of inventory	—	—	55,705	—
Royalties and Milestone Revenue	5,257	225	5,507	387
Total revenues	$63,274	$100,457	$191,678	$190,904

During the three and six months ended June 30, 2018, the Company released certain reserves related to the transfer of financial responsibility for certain reserves to Collegium and related to the sales reserve estimate adjustments.  During the three months ended June 30, 2018 the Company recognized sales reserve estimate adjustments which increased revenues by $0.6 million related to NUCYNTA and $0.3 million related to Lazanda.  Such adjustments relate to sales recognized for NUCYNTA and Lazanda in prior periods.  During the first quarter of 2018, in connection with the Collegium transaction, the Company recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement.

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

The Company identified the following three performance obligations under the Commercialization Agreement:

1.	License to commercialize the NUCYNTA pain products,
2.	Services to arrange for supplies of NUCYNTA pain products using the Company’s existing contract manufacturing contracts with third parties; and
3.	Transfer of control of all NUCYNTA finished goods held at closing.

The Company determined the total transaction price to be $553.2 million, which consists of $537.0 million in total annual minimum royalty payments, the $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory at cost. In accordance with the relevant Accounting Standard, the Company determined that the duration of the Commercialization Agreement begins on the effective date of January 9, 2018 and lasts through December 31, 2021, which is consistent with the contractual period in which the Company and Collegium has enforceable rights and obligations which include the minimum royalty period and the period in which Collegium would incur a $25.0 million termination penalty on terminating the agreement.

The transaction price was allocated to the performance obligations noted above in proportion to their standalone selling prices and will be recognized as these performance obligations are satisfied by the Company. The transaction price allocated to the inventory transferred to Collegium on closing was $55.7 million and was recognized on the closing date as the control of such inventory was transferred to Collegium. The transaction price allocated to the other remaining performance obligations of the license to commercialize NUCYNTA and the related services to arrange for supplies was $497.5 million.  This amount will be recognized ratably over the time through December 31, 2021, which represents the period over which enforceable rights and obligations exist after considering the various termination rights for either parties that exist in the contract.  For the three and six months ended June 30, 2018, the Company recognized $31.2 million and $59.3 million, respectively, related to the right to commercialize NUCYNTA and related facilitation services. Total revenue recognized for the three and six months ended June 30, 2018 were $31.2 million and $115.0 million, respectively. Any amounts receivable in excess of the minimum royalties due up to December 31, 2021, will be recognized during the period that NUCYNTA net sales by Collegium exceed $233.0 million. Royalties receivable after January 1, 2022 will be recognized based on subsequent NUCYNTA net sales recorded by Collegium.

The annual minimum royalty amounts are payable by Collegium in equal quarterly installments of $33.8 million, and are initially received through a lockbox sweep mechanism.  Remittances from customers on product sales of NUCYNTA made by Collegium are deposited to a designated lockbox account, separate from Collegium’s other receivables.  On a daily basis, 35% of the cash receipts in this lockbox account are swept to Depomed’s bank accounts up to the minimum cash royalty amounts which are $30.8 million for the three months ended March 31, 2018 and $33.8 million per quarter, thereafter. If the cash receipts received by Depomed in a quarter are lower than the minimum quarterly royalty, or if the royalty receivable to Depomed is above the minimum quarterly amount, Collegium is responsible to remit the remaining royalty payment within 45 days after the end of the each quarter.  For the six months ended June 30, 2018, $64.6 million was received by Depomed.

Contract Assets and Liabilities

The following table presents changes in the Company’s contract assets and liabilities for the six months ended June 30, 2018 (in thousands):

	Balance			Balance
	as of			as of
	December 31. 2017	Additions	Deductions	June 30, 2018
Contract assets:
Contract asset - Collegium	$—	$55,705	$(21,426)	$34,279
Contract asset - Ironwood	—	5,000	—	5,000
	—	60,705	(21,426)	39,279

Collegium

The Company receives payments from Collegium based on the above described schedule as established in the Company’s contracts. Contract asset relates to conditional right to consideration for completed performance under the Commercialization Agreement. This contract asset relates to the revenue recognized by the company from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10 million resulting from the upfront payment received. Accounts receivable are recorded when the right to consideration becomes unconditional. As of June 30, 2018, $9.9 million and $24.4 million of the contract asset has been recorded within “Prepaid and other current assets” and “Other long-term assets,” respectively.

The Company acquired the U.S. rights to NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen) in April 2015. As part of that transaction, the Company also acquired the related royalty obligations for NUCYNTA to Grünenthal, the originator of tapentadol. Pursuant to the terms of the Commercialization Agreement, Collegium is now responsible for those royalty obligations. However, as a condition of giving its consent to the Commercialization Agreement with Collegium, Grünenthal amended the terms of the original royalty agreement to require payment of a minimum royalty of

$34.0 million per year on net sales of NUCYNTA greater than $180.0 million and equal to, or less than, $243.0 million for each of the years ended December 31, 2018 through 2021. Collegium is responsible for payments of royalties to Grünenthal and the Company is obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to Grünenthal by Collegium for each of the years ended December 31, 2018 through 2021. Under the terms of this amended royalty agreement, the maximum amount that the Company could be obligated to pay is $8.8 million per year for each of the years ended December 31, 2018 through 2021. In return for this agreement to pay minimum royalties, the Company received the right to share royalties with Grünenthal on net sales of NUCYNTA above $243.0 million during the same period.

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

Collaboration and License Agreements

Ironwood Pharmaceuticals, Inc.  In July 2011, the Company entered into a collaboration and license agreement with Ironwood (Ironwood Agreement) granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for IW 3718, an Ironwood product candidate under development for refractory GERD. The Company has received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW 3718 by Ironwood. The Company is entitled to receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved.

The Company identified the following two performance obligations under the Ironwood Agreement: (1) the license to the Acuform technology and (2) formulation work associated with IW-3718. The license was granted in 2011 and the formulation work was completed in 2012. The Company has no ongoing performance obligations and has recognized all proceeds received to date as revenue.

The future contingent milestones under the Ironwood Agreement are considered variable consideration and are estimated using the most likely method. As part of implementation of ASC 606, the Company evaluated whether the future milestones under the Ironwood Agreement should have been included as part of the transaction price in periods before January 1, 2018. The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. Accordingly, the associated future contingent milestone values were not included in the transaction price for periods before January 1, 2018. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. During the three months ended June 30, 2018, Depomed recognized a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial.  The dosing of the patient was considered probable at the commencement of the trial. There was no revenue recognized under this agreement for the three and six months ended June 30, 2017.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units, performance-based restricted stock units and the Company’s Employee Stock Purchase Program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$16	$39	$30	$75
Research and development expense	14	260	67	607
Selling, general and administrative expense	2,940	3,104	4,849	6,277
Restructuring charges	2,300	—	2,558	—
Total	$5,270	$3,403	$7,504	$6,959

At June 30, 2018, the Company had $13.2 million of total unrecognized compensation expense related to stock option grants and restricted stock units that will be recognized over an average vesting period of 1.7 years.

Performance-based Restricted Stock Units

During the six months ended June 30, 2018, the Company granted Performance Stock Units (PSUs) with an aggregate target award of 436,024 units and a weighted-average grant-date fair value of $10.13 per unit. The PSUs vest in annual cliffs over a three year period based on the Relative Total Shareholder Return (TSR) of the Company’s common stock against the Russell 3000 Pharmaceuticals Total Return Index over the period. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target. The recipients of the PSU awards will have voting rights and the right to receive a dividend once the underlying shares have been issued. The grant-date fair value is based upon the Monte Carlo simulation method.

The following table summarizes the PSU activity for the six months ended June 30, 2018 under the 2014 Plan (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
		Fair	Contractual	Aggregate
	Number of	Value	Term	Intrinsic
	Shares	Per Share	(in years)	Value

Non-vested performance-based restricted stock units at December 31, 2017	—	$—
Granted	436,024	10.13
Vested	—	—
Forfeited	(36,800)	10.04
Non-vested performance-based restricted stock units at June 30, 2018	399,224	$10.14	2.61	$2,663

As of June 30, 2018, total unrecognized compensation cost related to PSUs was $3.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.61 years.

NOTE 6.  INVENTORIES, NET

Inventories, net, consist of raw materials, work in process and finished goods and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$2,205	$3,008
Work-in-process	659	204
Finished goods	2,113	9,830
Total	$4,977	$13,042

NOTE 7. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Product sales, net	$24,607	$71,919
Commercialization agreement	—	—
Receivables from collaborative partners	17,542	563
Total accounts receivable, net	$42,149	$72,482

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued compensation	$3,280	$7,345
Accrued royalties	3,672	17,370
Accrued restructuring and one-time termination costs	5,500	9,483
Other accrued liabilities	16,982	26,298
Total accrued liabilities	$29,434	$60,496

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate as of June 30, 2018 and 2017 was 12.07% and 10.90%, respectively.

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

During the three months ended June 30, 2018, the Company made a $57.5 million principal payment on the Senior Notes. The remaining $307.5 million of Senior Notes can be prepaid, at the Company’s option. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the following paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

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

On December 4, 2017, the Company and the Purchasers entered into an Amendment to the existing Note Purchase Agreement.  The Amendment facilitated the Company’s entry into a Commercialization Agreement, by and between the Company and Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium, on December 4, 2017, pursuant to which the Company, or one of its subsidiaries, granted the right to Collegium and its sub licensees to commercialize NUCYNTA® in the United States of America, the District of Columbia and Puerto Rico.

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

The principal amount of the Senior Notes is repayable as of June 30, 2018 is as follows (amounts in thousands):

2018 (remainder)	$25,000
2019	120,000
2020	80,000
2021	82,500
Total	$307,500

The Company is scheduled to make the Senior Notes principal payments of $105.0 million prior to June 30, 2019 and has classified this portion of the Senior Notes within the current liabilities section of the condensed consolidated balance sheet.

The following is a summary of the carrying value of the Senior Notes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Principal amount of the Senior Notes	$307,500	$365,000
Unamortized debt discount balance	(3,589)	(4,717)
Unamortized debt issuance costs	(2,330)	(3,063)
Total Senior Notes	$301,581	$357,220

The debt discount and debt issuance costs are being amortized as interest expense through April 2021 using the effective interest method. The following is a summary of interest expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$9,425	$10,393	$19,866	$23,159
Amortization of debt discount and debt issuance costs	853	595	1,861	1,197
Total interest expense Senior Notes	$10,278	$10,988	$21,727	$24,356

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price for the required period during the quarter or the six month period ended June 30, 2018. As a result, the Convertible Notes are not convertible as of June 30, 2018.

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

The following is a summary of the liability component of the Convertible Notes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(63,357)	(71,799)
Unamortized debt issuance costs	(3,186)	(3,691)
Total Convertible Notes	$278,457	$269,510

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated coupon interest	$2,156	$2,156	$4,312	$4,312
Amortization of debt discount and debt issuance costs	4,537	4,165	8,947	8,213
Total interest expense Convertible Notes	$6,693	$6,321	$13,259	$12,525

NOTE 10.  SHAREHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2018, employees exercised options to purchase 109,545 shares and 229,847 shares, respectively, of the Company’s common stock with net proceeds to the Company of approximately $0.7 million and $1.32 million, respectively. For the three and six months ended June 30, 2017, employees exercised options to purchase 529,555 shares and 813,352 shares, respectively, of the Company’s common stock with net proceeds to the Company of approximately $3.4 million and $6.0 million, respectively.

Restricted Stock Units

For the three and six months ended June 30, 2018, the Company issued 168,846 shares and 201,545 shares of the Company’s common stock, respectively, due to vesting of restricted stock units. For the three and six months ended June 30, 2017, the Company issued 42,068 shares of the Company’s common stock due to vesting of restricted stock units

NOTE 11.  INCOME TAXES

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

As of June 30, 2018, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, the Company recorded a full valuation allowance against our net deferred assets beginning in the fourth quarter of 2016. The Company continued to provide a full valuation allowance against our net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

In the six months ended June 30, 2018, the Company recorded a benefit from income taxes of approximately $0.4 million that represents an effective tax rate of (3.6%) on income from continuing operations. The difference between the income tax benefit of $0.4 million and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance. For the six months ended June 30, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2016 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At June 30, 2018 the Company had approximately $1.1 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for our office buildings and is obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at June 30, 2018 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2018 (remainder)	$1,367
2019	2,687
2020	2,545
2021	2,371
2022	2,188
Thereafter	633
Total	$11,791

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California (Newark Lease) commencing on December 1, 2012. The Company occupied approximately 8,000 additional rentable square feet commencing in July 2015.  The lease is due to expire on November 30, 2022.

The Company is relocating its corporate headquarters from Newark, California to Lake Forest, Illinois in the third quarter of 2018. The Company began preliminary discussions with the Newark Lease Landlord in the first quarter of 2018 and discussed our options to exit the premises by either subleasing the space or negotiating an exit.

Effective February 28, 2018, the Company entered into an Office Lease, in Lake Forest, Illinois (Lake Forest Lease) for its corporate headquarters, where the Company will lease approximately 31,000 rentable square feet of space. The Company’s initial tenant improvements in the space are expected to be completed in August 2018 and until such time, the Company has the right to use temporary space in the building containing approximately 6,700 rentable square feet.  The Lake Forest Lease term is for five years and six months. The Company has the right to renew the term of the Lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.

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

As of June 30, 2018, the aggregate rent payable over the remaining term of the lease agreements was approximately $7.2 million on the Newark Lease and $3.3 million on the Lake Forest Lease, including the Company’s option to renew. Deferred rent was approximately $1.6 million as of June 30, 2018 and $1.4 million as of December 31, 2017.

Gross rent expense relating to the office lease agreements for the three and six months ended June 30, 2018, was $0.5 million and $0.9 million, respectively. Gross rent expense relating to the office lease agreements for the three and six months ended June 30, 2017, was $0.1 million and $0.3 million, respectively.

The Company has an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force, with the lease terms ranging from 18 to 48 months. As of June 30, 2018, the aggregate rent payable over the remaining lease term of the vehicle lease agreement was approximately $1.3 million. Rent expense relating to the lease of cars for the three and six months ended June 30, 2018 was $0.2 million and $0.7 million, respectively.  Rent expense relating to the lease of cars for the three and six months ended June 30, 2017 was $0.8 million and $1.6 million, respectively.

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

Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals have been consolidated at the Federal Circuit.  Briefing concluded in March 2018 and oral arguments are scheduled for September 4, 2018.  It is estimated that the Federal Circuit will issue a written decision in late 2018 or in the first quarter of 2019.  The ‘593 patent is not the subject of any appeals.

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

On July 9, 2018, the Court issued an order administratively terminating the case pending the outcome of settlement discussions between the parties. The Court’s order does not constitute a dismissal with prejudice of the case under the Federal Rules of Civil Procedure and if a settlement cannot be consummated, either party may request that the action be reopened.

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

Securities Class Action Lawsuit

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (Huang v. Depomed et al., No. 3:17-cv- 04830-JST, N.D. Cal.).  The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies; and practices concerning the sales and marketing of its opioid products.  The plaintiff, who seeks to represent a class consisting of all purchasers of Company common stock between February 26, 2015 and August 7, 2017, contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. On December 8, 2017, the “Depomed Investor Group” was appointed lead plaintiff.  On February 6, 2018, the lead plaintiff filed an amended complaint that asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint.  The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018.  The lead plaintiff filed an opposition to the motion on June 8, 2018.  The Company and the individuals filed a reply in support of their motion to dismiss on July 23, 2018.  The Company believes that the action is without merit and intends to contest it vigorously.

In addition, three shareholder derivative actions were filed on behalf of the Company and purport to assert claims by the Company against its officers and directors for breach of fiduciary duty, arising out of the same factual allegations as the class action.  Two of these actions were filed in the Northern District of California, the first on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-06546-JST) and the second on November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-06592- JST).  The third derivative action was filed in the Superior Court of California, Alameda County (Singh v. Higgins, et al., RG17877280) on September 29, 2017.  On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the first federal derivative action.  And, on January 18, 2018 and January 23, 2018, respectively, the remaining federal and state derivative actions were stayed pending the resolution of the motion to dismiss in the securities class action. The Company believes that these actions are without merit and intends to contest them vigorously.

Opioid-Related Requests and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies.  The Company received a letter from Senator Claire McCaskill (D-MO), the Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its prior commercialization of opioid products.  The Company voluntarily furnished information responsive to Sen. McCaskill’s request.  The Company has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding our prior sales and marketing of opioid products.  In addition, the State of California Department of Insurance (CDI) has issued a subpoena to the Company seeking information relating to our prior sales and marketing of Lazanda.  The CDI subpoena also seeks information on Gralise, a non-opioid product in our portfolio.  The Company received subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information regarding our prior sales and marketing of opioid products.  The Company also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which our records related to agreements with and payments made to those third parties, among other items, are produced.  As a general matter, the Company is cooperating with all of the requests from and investigations by regulators described above.

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

For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804).  Since that time, more than 600 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court.  The Company is currently involved in 11 lawsuits that have been transferred to the MDL Court and two additional federal lawsuits, one each in the Northern District of New York and the Eastern District of Kentucky.  Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in these cases include county and municipal governmental entities, employee benefit plans, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence or deceptive trade practices.  In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs.  These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been numerous similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants.  The Company is named in eight such cases -- three filed in Texas, two in Pennsylvania, and one each in Missouri, Nevada and Arkansas. Plaintiffs may file additional lawsuits in which the Company may be named. In these cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases.  Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs.  These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.

General

The Company cannot reasonably predict the outcome of the legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings or the amount of any gain in the event the Company prevails in litigation involving a claim for damages. As such the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

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

NOTE 13.  ACQUISITIONS

Asset Purchase Agreement with Slán

On November 7, 2017, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Slán Medicinal Holdings Limited (Slán) under which the Company acquired a license to market the specialty drug, cosyntropin depot in the United States and Canada. The term of the License Agreement runs from November 7, 2017, through the end of the 10-year period following the first commercial sale of an approved product (Licensed Product), but the Company may terminate the License Agreement if the U.S. Food and Drug Administration (“FDA”) determines that a Licensed Product is not approvable in the U.S. Under the terms of the Agreement, Slán is responsible for clinical and regulatory expenses associated with cosyntropin depot prior to its first approval by the FDA. Upon approval, the Company will be responsible for marketing and selling cosyntropin depot for the first seven years following the first commercial sale of a Licensed Product in the U.S., and Slán will be responsible for selling the Licensed Product during the remaining three years of the 10-year period.

The acquisition of cosyntropin depot was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. The fair value of the license to market cosyntropin depot was estimated to be approximately $24.9 million which, in accordance with the applicable accounting rules, was expensed as “acquired in process research and development” during the fourth quarter of 2017, as cosyntropin depot is still under development and the rights the Company acquired were deemed to have no alternative future use.

As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán. The divestiture of Lazanda was treated as a disposition of a business for accounting purposes and resulted in a gain of approximately $17.1 million which was recorded as “gain on divestiture of Lazanda” in the Company’s 2017 consolidated statements of operations. The Company determined that the divestiture of Lazanda does not qualify for reporting as discontinued operations as the divestiture does not constitute on its own a strategic shift that will have a significant effect on Depomed’s operations and financial results.

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. The acquisition was completed on December 30, 2015.

Under the terms of the acquisition agreement, Depomed entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve Depomed's ongoing patent litigation against Endo for alleged infringement of three of the Company’s patents by Endo's OPANA® ER product (the Settlement).  As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company’s ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company’s Acuform® drug delivery patents with specific drug substances as well as $25.0 million in cash. The Company also agreed to pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval contingent milestone payments.

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

Under the acquisition method of accounting, the Company has recognized net tangible and intangible assets acquired based upon their respective estimated fair values as of the acquisition date. The table below shows the fair values assigned to the assets acquired:

(in thousands)
NUCYNTA U.S. Product Rights	$1,019,978
Inventories	11,590
Manufacturing Equipment	8,455
$1,040,023

The fair value of inventories acquired included a step-up in the value of NUCYNTA inventories of $5.9 million that was fully amortized to cost of sales in 2015 as the acquired inventories were sold. The Company incurred non-recurring transaction costs of $12.3 million in 2015 with respect to the NUCYNTA Acquisition which were recorded in “Selling, general and administrative expenses” within the Company’s Condensed Consolidated Statement of Operations.

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

NOTE 14.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2018				December 31, 2017
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	7.5	$1,019,978	$(313,740)	$706,238	$1,019,978	$(266,590)	$753,388
CAMBIA	5.5	51,360	(23,323)	28,037	51,360	(20,755)	30,605
Zipsor	3.8	27,250	(18,540)	8,710	27,250	(17,370)	9,880
Total		$1,098,588	$(355,603)	$742,985	$1,098,588	$(304,715)	$793,873

Based on finite-lived intangible assets recorded as of June 30, 2018, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2018 (remainder)	$50,886
2019	101,774
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,808
Total	$742,985

NOTE 15.  RESTRUCTURING CHARGES

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. The activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office by mid-2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois.

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee compensation costs	$5,814	$3,441	$14,593	$3,441
Other exit costs	—	—	238	—
Total restructuring costs	$5,814	$3,441	$14,831	$3,441

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance at December 31, 2017	$9,483	$—	$9,483
Net accruals	8,779	238	9,017
Non-cash reductions	(258)	—	(258)
Cash paid	(11,184)	(238)	(11,422)
Balance at March 31, 2018	$6,820	$—	$6,820
Net accruals	5,814	—	5,814
Non-cash reductions	(2,300)	—	(2,300)
Cash paid	(4,834)	—	(4,834)
Balance at June 30, 2018	$5,500	$-	$5,500

As of June 30, 2018, the full $5.5 million accrued restructuring liability balance was classified as a current liability in the Condensed Consolidated Balance Sheet. The Company has incurred $24.4 million in related restructuring costs since the announcement of the plan in December 2017 through June 30, 2018. The Company expects to incur additional related restructuring costs of $5.0 million to $7.0 million through June 30, 2019.

NOTE 16.  OUT OF PERIOD ADJUSTMENT

During the three months ended March 31, 2017, the Company identified that it had understated the amount payable for the Branded Prescription Drug fee (BPD) relating to net sales of the NUCYNTA franchise since its acquisition in the second quarter of 2015. Accordingly, the Company recorded an adjustment during the three months ended March 31, 2017 to increase its BPD accrual relating to the net sales of the NUCYNTA franchise in the cumulative amount of $3.4 million of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively. This adjustment resulted in an increase in loss per share by $0.05 in the three months ended March 31, 2017. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the cumulative error would not be material to the expected full year results for 2017, and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

NOTE 17. SUBSEQUENT EVENTS

The following subsequent event occurred in August 2018:

In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million.  On August 2, 2018 we sold our remaining interest in such payments to PDL for $20.0 million, consisting of an upfront payment of $10.0 million in cash and an additional $10.0 million in cash upon the satisfaction of certain conditions.

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

•	any additional patent infringement or other litigation, investigation or proceeding that may be instituted related to us or any of our products, product candidates or products we may acquire;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;

•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•	our plans to acquire, in-license or co-promote other products;

•	the results of our research and development efforts including clinical studies relating to our product candidates, including cosyntropin depot;

•	submission, acceptance and approval of regulatory filings;

•	our ability to raise additional capital, if necessary;

•	our ability to successfully develop and execute our sales and marketing strategies;

•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements;

•	the outcome of our ongoing patent infringement litigation against and settlement discussions with Purdue Pharma L.P. (Purdue);

•

the outcome of both our opioid-related investigations and  our opioid-related litigation brought by state and local governmental entities and private parties, and the costs and expenses associated therewith;

•	the regulatory strategy for cosyntropin depot and our and our collaborative partner’s ability to successfully develop and execute such strategy;

•	the successful execution of our restructuring plan that was announced in December 2017; and

•	our ability to attract and retain key executive leadership following our restructuring and office relocation.

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

COMPANY OVERVIEW

Depomed is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. Our current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

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

In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug cosyntropin depot (Synthetic ACTH Depot) in the U.S. and Canada, and Slán acquired our rights to Lazanda® (fentanyl) nasal spray. We believe cosyntropin depot can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file a New Drug Application (NDA) for cosyntropin depot by the end of 2018 with a goal of a potential launch in the second half of 2019 or early 2020, if the product is approved.

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

In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million.  On August 2, 2018, we sold our remaining interest in such payments to PDL for $20.0 million, consisting of an upfront payment of $10.0 million in cash and an additional $10.0 million in cash upon the satisfaction of certain conditions.

Strategy

Our commercial strategy is based on three pillars:  Maintain, Grow and Build.

We intend to “Maintain” our NUCYNTA franchise of pain products through our Commercialization Agreement with Collegium. In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of  $132 million for the year ending December 31, 2018 and $135.0 million per year for the years ending December 31, 2019 to December 31, 2021, subject to certain conditions. Both we and Collegium may terminate the agreement under certain circumstances. We can terminate the agreement if aggregate net sales of the NUCYNTA products fall below certain thresholds or within the first year upon the payment of a termination fee. Collegium may terminate at any time after the first anniversary of the transaction by giving 12 months’ notice and, if the termination date is prior to the fourth anniversary of the transaction, by paying us a $25.0 million termination fee.

We intend to “Grow” our neurology, orphan and specialty medicine business through organic and inorganic growth. We intend to “Build” a portfolio of high-value products positioned to address the needs of patients, physicians and payers.  In November 2017 we acquired the exclusive rights to market cosyntropin depot in the U.S. and Canada.  We expect to file a New Drug Application with the U.S. Food and Drug Administration for cosyntropin depot by year end.  The Company intends to file for a 505(b)(2) application for a diagnostic indication for suspected adrenocortical insufficiency. As previously announced, Depomed and its development partner recently began enrolling and dosing the first pediatric patients in a new clinical trial evaluating cosyntropin depot (Synthetic ACTH Depot) for the treatment of infantile spasms, a specific seizure type present in infantile epilepsy syndrome, a rare pediatric disorder. Cosyntropin depot is a long-acting alcohol-free synthetic ACTH analogue that the Company believes, if approved, will offer patients, physicians and payers in the United States an important treatment alternative to the current standard of care. We will also seek to bring additional specialty and orphan products into this portfolio.

In connection with our entry into the Commercialization Agreement with Collegium, we eliminated our pain sales force and announced our intent to relocate our headquarters and reduce our headquarters’ staff.  Excluding restructuring charges we expect these actions will significantly reduce our operating expenses in future periods, further enabling us to implement our strategy.

OUR BUSINESS OPERATIONS

As of June 30, 2018, our revenues were generated primarily from the following commercialized products.

Gralise (Gabapentin)

Gralise is our proprietary, once daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its U.S. Food and Drug Administration (FDA) approval in January 2011. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $13.8 million and $18.1 million for the three months ended June 30, 2018 and 2017, respectively. Gralise product sales were $28.6 million and $35.7 million for the six months ended June 30, 2018 and 2017, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc.

We began shipping and recognizing product sales on CAMBIA in December 2013. Our CAMBIA product sales were $8.1 million and $8.5 million for the three months ended June 30, 2018 and 2017, respectively. CAMBIA product sales were $14.5 million and $15.7 million for the six months ended June 30, 2018 and 2017, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc.

Our Zipsor® product sales were $4.0 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively, and Zipsor® product sales were $8.7 million and $9.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around the clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). In November 2017, we entered into agreements with Slán pursuant to which Slán acquired our rights to Lazanda. Lazanda product sales for the three and six months ended June 30, 2017 were $5.3 million and $9.2 million, respectively.

Product Candidates

In November 2017, we entered into agreements with Slán pursuant to which we obtained the marketing rights to cosyntropin depot. We believe cosyntropin depot can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file an NDA for cosyntropin depot by the end of 2018.

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

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc.

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW 3718 by Ironwood.  During the three months ended June 30, 2018, Depomed recognized a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial.  The dosing of the patient was considered probable at the commencement of the trial.  We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product if approved.

PDL Royalty Sale

In October 2013, pursuant to the terms and conditions of a Royalty Purchase and Sale Agreement with PDL (Royalty Purchase Agreement), we sold to PDL our right to receive royalty, milestone and other specified payments arising on and after October 2013 under each of the following license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area: (i) the License and Services Agreement, effective as of March 4, 2011, with Boehringer Ingelheim International GMBH (BI) relating to potential future development milestones and sales of BI’s investigational fixed-dose combinations of drugs and extended-release metformin worldwide; (ii) the License Agreement, effective as of August 5, 2010, with Janssen Pharmaceutica N.V. (Janssen) relating to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin worldwide; (iii) the Non-Exclusive License, Covenant Not to Sue and Right of Reference Agreement, effective as of July 21, 2009, with Merck & Co., Inc. relating to sales of Janumet XR® (sitagliptin and metformin HCL extended-release) worldwide; (iv) the Commercialization Agreement, effective as of August 22, 2011, with Santarus, Inc. relating to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (v) the Amended License Agreement, effective as of January 9, 2007, with LG Life Sciences Ltd. relating to sales of extended-release metformin in Korea; and (vi) the Amended and Restated License Agreement (Extended Release Metformin Formulations — Canada), dated as of December 13, 2005, with Biovail Laboratories International SRL relating to sales of extended-release metformin in Canada.

Under the Royalty Purchase Agreement, PDL is entitled to receive all payments due under such license agreements until PDL received $481 million, after which all net payments received are shared evenly between we and PDL.  In August 2018, pursuant to the terms and conditions of an amendment to the Royalty Purchase Agreement, we sold our remaining interest in such payments to PDL for $20.0 million, consisting of an upfront payment of $10.0 million in cash and an additional $10.0 million in cash upon the satisfaction of certain conditions.

RESTRUCTURING

In June 2017, we announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies.  In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will align our staff and office locations to fit our commercial strategy. Pursuant to our restructuring plans, in February 2018 we eliminated our pain sales force, consisting of approximately 230 sales representative and 25 manager positions, and began the process of relocating our corporate headquarters from Newark, California to Lake Forest, Illinois. In connection with the relocation of the headquarters, we will significantly reduce our office staff and reduce our headquarters office space by approximately 50%.  See Note 15 to the unaudited condensed consolidated financial statements for further information about our restructuring costs.

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

Recently Adopted Accounting Pronouncements - Revenue Recognition

We account for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (ASC 606), which was adopted on January 1, 2018 using the modified retrospective transition method.  There was no adjustment to our opening balance of accumulated deficit resulting from the adoption of this guidance.

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we  perform the following five step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We derive revenue from the sale of our products, royalties and license fees under our Commercialization Agreement with Collegium, and from license fees, milestones and royalties earned on license and collaborative arrangements.  See Note 1 to the unaudited condensed consolidated financial statements for further information about our accounting policies.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2018 and 2017.

Revenue

Total revenues by products are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales, net
Gralise	$13,815	$18,122	$28,642	$35,722
CAMBIA	8,089	8,495	14,505	15,685
Zipsor	3,988	4,403	8,734	9,054
Total neurology product sales, net	25,892	31,020	51,881	60,461
NUCYNTA products (1)	626	63,938	18,771	120,857
Lazanda (2)	320	5,274	540	9,199
Total product sales, net	26,838	100,232	71,192	190,517
Commercialization agreement:
Commercialization rights and facilitation services	31,179	—	59,274	—
Revenue from transfer of inventory	—	—	55,705	—
Royalties and milestones	5,257	225	5,507	387
Total revenues	$63,274	$100,457	$191,678	$190,904

(1)

We licensed the commercial rights to sell NUCYNTA to Collegium on January 9, 2018.  NUCYNTA product sales for the six months ended June 30, 2018 reflects our selling NUCYNTA between January 1st and January 8th, 2018. NUCYNTA sales for the three months ended June 30, 2018 reflect a $0.6 million net benefit related to sales reserve estimate adjustments which relate to sales of NUCYNTA prior to the Collegium transactions.  Sales for the six months ended June 30, 2018 include a $12.5 million benefit related to the release of sales reserves for which we are no longer financially responsible.

(2)	We divested Lazanda in November 2017. Product sales for the three and six months ended June 30, 2018 relate to sales reserve estimate adjustments.

Product Sales

Gralise. The decrease in Gralise product sales during the three and six months ended June 30, 2018 as compared to 2017 was primarily due to lower prescription demand and higher managed care rebates.

CAMBIA. The decrease in CAMBIA product sales during the three and six months ended June 30, 2018 as compared to 2017 was primarily a result of lower prescription demand.

Zipsor. The decrease in Zipsor product sales during the three and six months ended June 30, 2018 as compared to 2017 was due to lower prescription demand which was partially offset by price effects.

NUCYNTA. Net sales in the six months ended June 30, 2018 reflect solely the period of January 1st to January 8 th prior to closing of the Collegium Commercialization Agreement and the release of approximately $0.6 million and $12.5 million of rebate reserves in the three and six-month period ended June 30, 2018, respectively, that Collegium assumed pursuant to the terms of the Commercialization Agreement.  We will not record NUCYNTA product net sales during the remainder of the term of the Commercialization Agreement.

During the three months ended March 31, 2017, we identified that we had understated the amount payable for the Branded Prescription Drug fee (BPD) relating to net sales of the NUCYNTA franchise since its acquisition in the second quarter of 2015. Accordingly, we recorded an adjustment during the three months ended March 31, 2017 to increase the BPD accrual relating to the net sales of the NUCYNTA franchise in the cumulative amount of $3.4 million of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively. This adjustment resulted in an increase in loss per share of $0.05 in the three months ended March 31, 2017. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would not be material to the expected full year results for 2017, and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

Lazanda. In November 2017, we entered into definitive agreements with Slán pursuant to which we acquired Slán’s rights to market cosyntropin depot in the U.S. and Canada, and Slán acquired our rights to Lazanda nasal spray CII. We ceased recording revenues and related costs associated with Lazanda after November 7, 2017.  Product sales for the six months ended June 30, 2018 reflect adjustments made for previously recorded sales reserve estimates.

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

We determined the total transaction price to be $553.2 million, which consists of $537.0 million in total annual minimum royalty payments, the $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory at cost. In accordance with the relevant Accounting Standard, we allocated the total transaction price to the  performance obligations under the Commercialization Agreement over the deemed contract term of four years which begins on the effective date of January 9, 2018 and lasts through December 31, 2021.

Revenue in the three and six months ended June 30, 2018 reflects $31.2 million and $59.3 million, respectively, attributable to royalty income and $55.7 million, which was recorded in the first quarter of 2018, attributable the one-time sale of inventory to Collegium at closing. The amount attributable to the sale of inventory represents the stand-alone selling price of that inventory and was recognized in full in the three months ended March 31, 2018 as our performance obligation was completed in January 2018. We will not recognize any future revenue with respect to the inventory sold to Collegium. We expect to recognize total revenues of approximately $178.0 million for 2018 and $125.1 million per year for the years ending December 31, 2019, to 2021 as a result of accounting for the minimum royalty payments due from Collegium. Any amounts receivable in excess of the minimum royalties due, through December 31, 2021, will be recognized during the period that NUCYNTA net sales by Collegium exceed $233.0 million. Royalties receivable after January 1, 2022 will be recognized based on NUCYNTA net sales recorded by Collegium.

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

Royalties

Royalties are primarily comprised of royalties from Aralez Pharmaceuticals, Inc. on net sales of CAMBIA in Canada and royalties from Janssen Pharma on net sales of NUCYNTA ER in Canada and Japan.

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

Ironwood Pharmaceuticals, Inc.  In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. During the three months ended June 30, 2018, we recognized a $5.0 million contingent milestone payment related to the dosing of the first patient in a Phase 3 trial for IW 3718.  The dosing of the patient was considered probable at the commencement of the trial. There was no revenue under this agreement for the three and six months ended June 30, 2017.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.” Total cost of sales for the three and six months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of Sales	$2,753	$19,725	$14,797	$37,499
Dollar change from prior year	(16,972)	(1,240)	(22,702)	(7,015)
Percentage change from prior year	(86.0)%	(5.9)%	(60.5)%	(15.8)%

Cost of sales decreased during the three and six months ended June 30, 2018 as compared to 2017 primarily due to the reduction in NUCYNTA and Lazanda net product sales. Pursuant to the terms of our Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and, as a result, no longer incur or record the cost of sales of such products. The cost of sales related to the net sales of NUCYNTA and NUCYNTA ER were $3.6 million. The cost of sales during the six months ended June 30, 2018 includes $6.2 million, which we recorded in the first quarter of 2018, related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Furthermore, following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

We acquired the U.S. rights to NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen) in April 2015. As part of that transaction, we also acquired the related royalty obligations for NUCYNTA to Grünenthal, the originator of tapentadol. Pursuant to the terms of the Commercialization Agreement, Collegium is now responsible for those royalty obligations. However, as a condition of giving its consent to the Commercialization Agreement with Collegium, Grünenthal amended the terms of the original royalty agreement to require us to pay a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million and equal to, or less than, $243.0 million for each of the years ended December 31, 2018 through 2021. In return for this agreement to pay minimum royalties, we received the right to share royalties with Grünenthal on net sales of NUCYNTA above $243.0 million during the same period. We are obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to Grünenthal by Collegium for each of the years ended December 31, 2018 through 2021. Under the terms of this amended royalty agreement, the maximum amount that we could be obligated to pay is $8.8 million per year for each of the years ended December 31, 2018 through 2021. We continue to review the net sales of NUCYNTA by Collegium and will recognize an estimated liability once the minimum threshold of $180.0 million is reached. We did not recognize any such costs during the three and six-month periods ended June 30, 2018. We expect to recognize any such amounts within cost of sales.

We review the net sales of NUCYNTA by Collegium and recognize an estimated liability for the amount we believe is likely to be paid for the year. As this estimation process requires a significant amount of judgment and is based on expected net sales of NUCYNTA by Collegium, the liability recorded as of a reporting period may not necessarily be reflective of the amount ultimately due to Grünenthal for the year.

The cost of sales as a percentage of sales for Gralise, CAMBIA and Zipsor, combined for the three and six months ended June 30, 2018 and June 30, 2017 was approximately 8% and 8%, respectively.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Research and development expenses	$2,180	$5,614	$3,708	10,698
Dollar change from prior year	(3,434)	(1,502)	(6,990)	(2,367)
Percentage change from prior year	(61.2)%	(21.1)%	(65.3)%	(18.1)%

Research and development expenses during the three and six months ended June 30, 2018 decreased as compared to 2017 primarily as a result of a reduction in the development costs associated with cebranopadol, completion of certain portions of our ongoing pediatric trials for NUCYNTA during the second quarter of 2017, and delays in the next steps of those pediatric trials. In January 2018, we gave to Grünenthal 120 days’ written notice of termination of the cebranopadol license agreement and, consequently, do not expect to incur any significant costs relating to cebranopadol in 2018.  During the three months ended June 30, 2018 we recognized $1.25 million of research and development expenses related to our amended licensing agreement with Applied Pharma Research for the development of a new product presentation of Cambia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Selling, general and administrative expenses	$31,308	$50,010	$60,341	$98,529
Dollar change from prior year	(18,702)	(1,893)	(38,188)	(5,933)
Percentage change from prior year	(37.4)%	(3.6)%	(38.8)%	(5.7)%

The decrease in selling, general and administrative expense during the three and six months ended June 30, 2018 as compared to 2017 was primarily due to the reduction in our sales force following the restructuring plan announced in December 2017 and the elimination of all commercialization efforts relating to NUCYNTA following the Commercialization Agreement with Collegium. In December 2017, in connection with the signing of the Commercialization Agreement with Collegium we announced the termination of our pain sales force which occurred during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions, and our plan to significantly reduce our office staff and reduce our headquarters office space by approximately 50%.

Selling, general and administrative expenses in 2017 include a $3.4 million adjustment booked in the three months ended March 31, 2017 related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Amortization of intangible assets - NUCYNTA	$23,575	$23,576	$47,150	$47,152
Amortization of intangible assets - CAMBIA	1,284	1,284	2,568	2,568
Amortization of intangible assets - Lazanda	—	291	—	582
Amortization of intangible assets - Zipsor	585	584	1,170	1,168
Total	$25,444	$25,735	$50,888	$51,470

The reduction in amortization expense during the three and six months ended June 30, 2018 as compared to 2017 was due to the divestiture of Lazanda to Slán in November 2017, where we exchanged our interest in Lazanda for exclusive distribution rights to cosyntropin depot in the United States and Canada. Consequently, no amortization expense was recorded relating to Lazanda subsequent to its divestiture.

Restructuring Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee compensation costs	$5,814	$3,441	$14,593	$3,441
Other exit costs	—	—	238	—
Total restructuring costs	$5,814	$3,441	$14,831	$3,441

During the first and second quarters of 2018 we continued to execute the restructuring plan announced in December 2017. We completed the previously announced termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions. We continued our restructuring plan and significantly reduced our office staff during the second quarter of 2018. We are relocating our corporate headquarters from Newark, California to Lake Forest, Illinois which we expect to have completed early in the third quarter of  2018, which will reduce our headquarters office space requirement by approximately 50%.  During the first quarter of 2018, we entered into an Office Lease pursuant to which we will lease approximately 31,000 rentable square feet of space in Lake Forest, Illinois. Our initial tenant improvements in the space are expected to be completed in August 2018 and until such time, we have the right to use temporary space in the building containing approximately 6,700 rentable square feet.

For the three months ended June 30, 2018 and  2017, restructuring expenses and one-time termination costs were $9.0 million, and zero, respectively. For the three and six months ended June 30, 2018 and  2017, restructuring expenses and one-time termination costs were $5.8 million, and $14.8 million, respectively. To date we have incurred $24.4 million in related restructuring costs since the announcement of the plan in December 2017 through June 30, 2018. We expect to incur additional related restructuring costs of $5.0 million to $7.0 million through June 30, 2019.

Other Income and Expense

Other income and expense for the three and six months ended June 30, 2018 and 2017 was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest and other income	$67	$282	$296	$532
Interest expense	(17,010)	(17,758)	(35,078)	(37,882)
Total other expense	$(16,943)	$(17,476)	$(34,782)	$(37,350)

The interest expense was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest payable on Senior Notes	$9,425	$10,393	$19,866	23,159
Interest payable on Convertible Notes	2,156	2,156	4,312	4,312
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	5,390	4,760	10,808	9,410
Changes in fair value of contingent consideration	39	265	79	796
Other	—	184	13	205
Total interest expense	$17,010	$17,758	$35,078	$37,882

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

In December 2017 we amended our Note Purchase Agreement for our Senior Notes, modifying the repayment schedule, paying a $3.0 million amendment fee which will offset future prepayment fees, replaced the net sales covenant with an EBITDA covenant, and received a waiver to allow the Commercialization Agreement with Collegium to proceed. We are required to make a scheduled principal repayment of secured indebtedness of $25.0 million in October 2018 pursuant to the terms of the original and the amended Note Purchase Agreement.

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

Income Tax Provision

In the three and six months ended June 30, 2018, we recorded a benefit from income taxes of approximately $0.1 million and $0.4 million respectively, that represents an effective tax rate of (1.0%) and (3.6%), respectively, on income from continuing operations. The difference for the three and six months ended June 30, 2018 between the income tax benefit of $0.1 million and $0.4 million, respectively, and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance. For the three and six months ended June 30, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(in thousands)	2018	2017
Cash, cash equivalents and short-term investments	$57,233	$128,089

The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 2018 is primarily attributable to the payment of $57.5 million of principal on our Senior Notes in April 2018. This payment was partially off-set by the cash generated from operations during the six months ended June 30, 2018.

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

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash (used in) provided by operating activities	$(14,037)	$38,111
Cash provided by investing activities	653	55,666
Cash provided by financing activities	(56,267)	(98,261)
Net (decrease) increase in cash and cash equivalents	$(69,651)	$(4,484)

Cash Flows from Operating Activities

Cash (used in) provided by operating activities declined during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to a reduction in our accounts payable and other accrued liabilities balances and the accrued rebates, returns and discounts balances following the commercialization agreement with Collegium.

Cash Flows from Investing Activities

The reduction in cash provided by investing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily relates to the reduction in maturities of marketable securities. Cash provided by investing activities during both the six months ended June 30, 2018 and June 30, 2017 primarily related to the maturities of marketable securities.

Cash Flows from Financing Activities

The reduction in cash used in financing activities during the six months ended June 30, 2018 as compared to the same period in 2017 primarily relates to lower principal payments on our Senior Notes as we made a payment of $57.5 million in April 2018 compared to a payment of $100.0 million in April 2017.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2017 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.07% per annum. An increase in the three month LIBOR of 100 basis points above the current three month LIBOR rates would increase our interest expense by approximately $3.2 million for 2018, assuming we timely make the scheduled principal payments. As of June 30, 2018, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 filed with the SEC on May 10, 2018.

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

As a company, Collegium has a limited history of selling and marketing pharmaceutical products.  Collegium’s ability to successfully commercialize and generate revenues from NUCYNTA and NUCYNTA ER, our largest selling product, depends on a number of factors, including, but not limited to, Collegium’s ability to:

•	develop and execute its sales and marketing strategies for NUCYNTA and NUCYNTA ER;
•	achieve, maintain and grow market acceptance of, and demand for, NUCYNTA and NUCYNTA ER;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third- party payers;
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

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA,

CAMBIA, Zipsor and Gralise. An affiliate of Janssen Pharma is currently the sole supplier of NUCYNTA ER pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Halo Pharmaceutical, Inc. (Halo) is the sole supplier of NUCYNTA pursuant to a manufacturing supply agreement we entered into with Halo in June 2017. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Catalent Ontario Limited (Catalent) is our sole supplier for Zipsor pursuant to a manufacturing agreement we entered into with Catalent effective June 30, 2018. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA or NUCYNTA ER, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture NUCYNTA or NUCYNTA ER, would adversely affect Collegium’s ability to commercialize such products, which would adversely affect our results of operations and financial condition.  Any stock out, or failure to obtain sufficient supplies of Gralise, CAMBIA, or Zipsor, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in fourth quarter of 2017 and the first quarter of 2018. We and Collegium may experience further outages in the future. Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER, whether due to the manufacturing facility at which NUCYNTA and NUCYNTA ER are produced not being fully operational for an extended period of time or otherwise, could adversely affect the ability of Collegium to commercialize such products, which could adversely affect our results of operations and financial condition. In addition, if our contract manufacturer is unable to deliver a certain percentage of ordered quantities of NUCYNTA ER for a period of two months or longer in calendar year 2018, then we may be required to make a payment to Collegium to ensure that it receives a minimum level of gross profit for 2018, in which case we would not be ensured a minimum amount of royalties from Collegium for 2018.

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

Third-party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payers from price increases above a specified annual limit. We and our commercialization partner have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third party payers may increase their leverage in negotiations with pharmaceutical companies. If we or our commercialization partner are forced to provide additional discounts and rebates to third party payers to maintain acceptable access to our products for patients, our results of operations and financial condition could be  adversely affected. If third-party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our reserves for rebates or other amounts payable to third party payers may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products.  Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third- party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations.  In addition, any third-party payer decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative, regulatory and third-party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the ACA), intended to curb rising healthcare costs. These cost containment measures may include: controls on government- funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partner receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Changes in laws and regulations applicable to, and investigations of, the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation.  Changes in laws and regulations applicable to, and the investigations of, the pharmaceutical industry could adversely affect our business and our ability to commercialize Gralise, CAMBIA and Zipsor as well as Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER, thereby adversely affecting our financial condition and results of operations.

For instance, federal, state, and local governments have for the last several years given significant attention to the public health issue of opioid abuse.  In 2016, the Centers for Disease Control and Prevention (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME).  A number of third-party payers have adopted or are considering adopting some or all of these CDC guidelines to limit access to higher doses of opioids.  Industry associations and trade groups are also changing or considering changes to guidelines relevant to opioid prescriptions along similar lines.  In addition, a number of state legislatures across the country have enacted legislation with some type of limit, guidance, or requirement related to opioid prescribing, including to limit the duration and quantity of initial prescriptions of opioids and to mandate the use by prescribers of prescription drug databases.  At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institutes of Health (NIH) are coordinating efforts between the FDA, the U.S. Drug

Enforcement Agency (DEA), the U.S. Department of Health and Human Services, and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. In June 2018, the House of Representatives passed the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act, which among other things directs the NIH to develop non-addictive pain relievers.  Additionally, in July 2018, the DEA issued a final rule, “Controlled Substances Quotas,” to strengthen the process for setting controls over diversion of controlled substances and to make other improvements in the quota management regulatory system for production, manufacturing, and procurement of controlled substances.  The DEA also continues to increase its efforts to hold manufacturers, distributors, prescribers, and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances.  The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018.  Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose, and death as well as implementing a Risk Evaluation and Mitigation Strategies (REMS) for immediate release opioids.

In addition, various federal and state governmental entities, including the DOJ and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market opioid and non-opioid pain medications, including us.  For instance, we have received subpoenas or civil investigative demands from the DOJ and several state attorneys general seeking documentation and information in connection with our prior sales and marketing of opioid products.

In addition, there has been recent attention afforded to gabapentin.  Gralise (gabapentin) is indicated for postherpetic neuralgia (PHN) which is pain that occurs after shingles.  Gralise is not interchangeable with other gabapentin products because of differing pharmacokinetic profiles.  Gabapentin is not an opioid and is not classified as a controlled substance by the DEA.  However, several states have taken action to schedule gabapentin as a controlled substances because they believe it is being used as a potentiator for opioid abuse.  Continued changes in regulations and legislation applicable to gabapentin could have a material adverse affect on our business, financial condition and results of operations.

The foregoing and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced availability, prescribing and use of our products, which could adversely affect our ability to commercialize Gralise, CAMBIA and Zipsor, as well as Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER, thereby adversely affecting our business, financial condition and results of operations.

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

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, we are currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We received a letter from Senator Claire McCaskill, the Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its prior commercialization of opioid products.  We voluntarily furnished information responsive to Sen. McCaskill’s request.  The Company has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding our prior sales and marketing of opioid products.  In addition, the State of California Department of Insurance (CDI) has issued a subpoena to us seeking information relating to our prior sales and marketing of Lazanda.  The CDI subpoena also seeks information on Gralise, a non-opioid product in our portfolio.  We are cooperating with each of the foregoing states and the CDI in their investigations.  We have received subpoenas from the U.S. Department of Justice (DOJ)  seeking documents and information regarding our prior sales and marketing of opioid products.  We are cooperating with the DOJ in its investigations. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which our records related to agreements with and payments made to those third parties, among other items, are produced.  These matters are described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties.  It is not possible at this time to predict the outcome of the opioid-related lawsuits mentioned above or any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise.  It is also not possible at this time to predict the additional expenses related to related to such ongoing opioid-related litigation and investigations, which may be significant  The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:

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

Furthermore, governmental regulators could take measures that could have a negative effect on our business and our products.  For example, in 2017 Endo Pharmaceuticals, Inc. voluntarily withdrew, at the FDA’s request, OPANA ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits.  Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER would adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.  Likewise, any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to our other products could adversely affect our business, results of operations, and financial condition.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-

label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Food, Drug, and Cosmetics Act (FDCA) and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained.  If any of the investigations of the DOJ, the Attorneys General identified above, and the CDI as well as the actions filed by state and municipalities against us result in a finding that we engaged in wrongdoing, including sales and marketing practices for our products that violated applicable laws and regulations, we would incur significant liabilities.  Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation.

We and our commercial partner may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA and NUCYNTA ER, is a proprietary opioid analgesic that is marketed in the U.S. by our commercialization partner Collegium. NUCYNTA and NUCYNTA ER compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is owned by Purdue, is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® has achieved significant levels of market acceptance. Unlike NUCYNTA ER, a number of long- acting opioids have product labelling related to their abuse deterrent properties, which may put NUCYNTA ER at a competitive disadvantage. There are also a number of branded and generic short and long acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue.  For example, Butrans (promoted by Purdue) has been facing generic entrants since June 2017. In addition, Pfizer’s new opioid Troxyca ER was approved in 2016, but has not yet launched. Teva’s Vantrela ER was approved in 2017, but has not yet launched. Inspirion received approval for MorphaBond™ ER (morphine sulfate) and RoxyBond (oxycodone HCL).   MorphaBond launched in the fourth quarter of 2017 and RoxyBond is expected to launch in the first quarter of 2018. Lyrica (pregabalin), which is marketed by Pfizer, is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Pfizer also received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA and NUCYNTA ER.

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

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the rights to NUCYNTA and NUCYNTA ER, our completion in 2018 of the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, and our acquisition of the right to market the specialty drug cosyntropin depot in the U.S. and Canada may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

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

We have incurred significant indebtedness in the aggregate principal amount of $652.5 million at June 30, 2018 under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

Since June 2012, we have acquired NUCYNTA, NUCYNTA ER, CAMBIA, and Zipsor, exclusively in-licensed the right to develop and commercialize cebranopadol, and in-licensed the right to market cosyntropin depot. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

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

•	manage the transition and migration of all commercial, financial, legal, clinical, regulatory and other pertinent information relating to any acquired business, product or technology;
•	comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third- party payers with respect to any acquired product; and
•	maintain and extend intellectual property protection for any acquired product or technology.

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA failed to pass both houses of Congress, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls or caps on prescription drugs, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2015 through June 30, 2018, our stock price has ranged from $4.31 to $27.02 per share.

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

•	our ability to successfully commercialize cosyntropin depot if regulatory approval is obtained;
•	adverse events related to our products, including recalls;
•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;
•

variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues;

•	adverse events or circumstances related to our peer companies or our industry or the markets for our products;
•	adoption of new technologies by us or our competitors;
•	the outcome of our patent infringement litigation against and settlement discussions with Purdue;
•	the outcome of our opioid-related investigations and litigation;
•	the outcome and impact of a proxy contest initiated by an activist shareholder;
•	our compliance with the terms and conditions of the agreements governing our indebtedness;
•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;
•	our ability to generate additional revenues from our intellectual property rights;
•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and
•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results are measured, presented and compare to analyst expectations.

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price could give rise to shareholder lawsuits, which are costly and time consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

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

We and our commercialization partners sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 29%, 29% and 23% for the six months ended June 30, 2018 and 36%, 27% and 26% for the year ended December 31, 2017, of our product shipments. If we, or our commercialization partners, were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us or our commercialization partners on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

We currently have a commercialization agreement with Collegium. We currently have collaboration or license arrangements with a number of companies, including Grünenthal, Janssen Pharma, Ironwood and Slán. In addition, we have in the past and may in the future enter into other commercialization or collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

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

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch- Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and may require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming.

The development of drug candidates such as cosyntropin depot, is inherently difficult and uncertain, and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

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

In November 2017 we acquired the exclusive rights to market cosyntropin depot in the U.S. and Canada.  We expect to file a New Drug Application with the U.S. Food and Drug Administration for cosyntropin depot by year end.  The Company intends to file for a 505(b)(2) application for a diagnostic indication for suspected adrenocortical insufficiency. As previously announced, Depomed and its development partner recently began enrolling and dosing the first pediatric patients in a new clinical trial evaluating cosyntropin depot (Synthetic ACTH Depot) for the treatment of infantile spasms, a specific seizure type present in infantile epilepsy syndrome, a rare pediatric disorder. Cosyntropin depot is a long-acting alcohol-free synthetic ACTH analogue that the Company believes, if approved, will offer patients, physicians and payers in the United States an important treatment alternative to the current standard of care. The expected timing of the NDA filing and related approvals, the successful execution of the clinical trial and our overall strategy with regard to its application may not achieve the Company’s intended results.

Product candidates, such as cosyntropin depot, are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our current or future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in those product candidates.

Other factors could delay or result in the termination of our current and future clinical trials and related development programs, including:

•	negative or inconclusive results;
•	patient enrollment rates;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	FDA inspections of our clinical operations;
•	failure to meet FDA preferred or recommended clinical trial design, end points or statistical power;
•	failure to comply with good clinical practices;
•	failure of our third party clinical trial vendors to comply with applicable regulatory laws and regulations;
•	compliance with applicable laws and regulations;
•	inability of our third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in our clinical trials
•	delays or failures in recruiting qualified patients to participate in our clinical trials; and
•	actual or perceived lack of efficacy or safety of the product candidate.

We are unable to predict whether any product candidates, including cosyntropin depot, will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if cosyntropin depot and any other product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our or our collaborators’ products or technologies could have adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

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

We and our collaborative partners customarily depend on third party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we and our collaborative partners may not be able to obtain regulatory approvals for product candidates, including cosyntropin depot.

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

Furthermore, we may face significant challenges in relocating our principal executive office to a different state, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining the continuity of our operations. Employees who are not relocating to our new headquarters will be terminated throughout 2018 and as a result, may be distracted as they search for new employment. Management may also be required to devote substantial time to relocating our corporate headquarters and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Our success is dependent in  large part upon  the continued services  of our executive management with  whom we do not have employment  agreements.

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel, especially in light of our headquarters relocation. We do not have agreements with any of our executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates.

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

It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including the information of our business partners. Cyber- attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our third party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our business.

ITEM 6. EXHIBITS

(a)    Exhibits

3.1	(1)	Third Amended and Restated Articles of Incorporation
3.2	(2)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3	(3)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.4	(4)	Certificate of Determination of Series RP Preferred Stock of the Company
3.5	(5)	Certificate of Amendment to Certificate of Determination of Series RP Preferred Stock of the Company
3.6	(5)	Certificate of Determination of Series B Junior Participating Preferred Stock of the Company
3.7	(6)	Certificate of Amendment to Certificate of Determination of Series A Preferred Stock
3.8	(7)	Amended and Restated Bylaws
10.1	(8)	Amended and Restated 2014 Omnibus Incentive Plan
10.2	(*)	Depomed, Inc. Non-Employee Director Compensation and Grant Policy
10.3	(*)	Offer Letter dated June 1, 2018, between the Company and Phillip B. Donenberg
10.4	(*)

Amendment No. 1 to Royalty Purchase and Sale Agreement and Bill of Sale, dated August 2, 2018, by and among Depomed, Inc., Depo DR Sub, LLC, and PDL Investment Holdings, LLC (as assignee of PDL BioPharma, Inc.)

31.1	(*)	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	(*)	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	(**)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	(**)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	(*)	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

(4)Incorporated by reference to the Company’s Form 10-Q filed on May 10, 2005 (File No. 001-13111)

(5)Incorporated by reference to the Company’s Form 8-K filed on July 13, 2015 (File No. 001-13111)

(6)Incorporated by reference to the Company’s Form 8-K filed on July 29, 2015 (File No. 001-13111)

(7)Incorporated by reference to the Company’s Form 8-K filed on May 22, 2017 (File No. 001-13111)

(8) Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 14, 2018

(*)Filed herewith

(**)Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2018	DEPOMED, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ Phillip B. Donenberg
Phillip B. Donenberg
Senior Vice President and Chief Financial Officer